Form 10-Q
period 2011-09-30
CORONADO BIOSCIENCES INC
filed 2011-11-14
CIK 1429260

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from              to             .

Commission File Number 000-52235

CORONADO BIOSCIENCES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-5157386
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 New England Executive Park

Burlington, MA 01803

(Address of principal executive offices)

(781) 238-6621

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2011, there were 7,028,060 shares of common stock of the issuer outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Condensed Consolidated Balance Sheets

($ in thousands except for per share amounts)

(Unaudited)

	As of September 30, 2011	As of December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$26,708	$14,862
Prepaid and other current assets	98	55

Total current assets	26,806	14,917
Computer equipment, net of accumulated depreciation	—	22

Total Assets	$26,806	$14,939

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$902	$476
Accounts payable—related party	48	46
PCP Interest payable—related party	19	—
Accrued expenses	1,554	1,037
Warrant liability	1,170	—

Total current liabilities	3,693	1,559
PCP Notes payable—related party	750	—

Total Liabilities	4,443	1,559

Commitments and Contingencies

Convertible Preferred Stock Series A, $.001 par value, 5,000,000 shares authorized, 4,357,885 shares issued and outstanding as of September 30, 2011; 10,000,000 shares authorized 4,357,885 shares issued and outstanding as of December 31, 2010, net of issuance costs (liquidation value of $54,844 at September 30, 2011 and December 31, 2010)	29,277	29,277
Convertible Preferred Stock Series B, $.001 par value, 4,800,000 shares authorized 2,525,677 shares issued and outstanding as of September 30, 2011 (liquidation value of $21,178 at September 30, 2011); as of December 31, 2010 no shares authorized, issued or outstanding.	16,114	—
Convertible Preferred Stock Series C, $.001 par value, 5,200,000 shares authorized, 4,612,624 shares issued and outstanding as of September 30, 2011 (liquidation value of $38,677 at September 30, 2011); as of December 31, 2010 no shares authorized, issued or outstanding.	21,614	—

Stockholders’ Deficit:
Common Stock, $.001 par value, 50,000,000 shares authorized, 7,028,060 shares issued and outstanding as of September 30, 2011; 4,791,102 shares issued and outstanding as of December 31, 2010;	7	5
Additional paid-in capital	5,206	4,312
Deficit accumulated during the development stage	(49,855)	(20,214)

Total Stockholders’ Deficit	(44,642)	(15,897)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficit	$26,806	$14,939

See accompanying notes to condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Condensed Consolidated Statements of Operations

($ in thousands except for per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended		Period from June 28, 2006
	September 30,		September 30,		(Date of Inception) to
	2011	2010	2011	2010	September 30, 2011
Operating expenses:

Research and development	$1,753	$1,822	$5,141	$6,341	$21,101

General and administrative	1,778	260	3,965	510	5,824

In-process research and development	—	—	20,706	—	20,706

Loss from operations	(3,531)	(2,082)	(29,812)	(6,851)	(47,631)

Interest income	70	24	111	32	190

Interest expense, net	(19)	(62)	(55)	(1,535)	(3,262)

Other income	—	—	—	—	733

Warrant income	115	—	115	—	115

Net loss	(3,365)	(2,120)	(29,641)	(8,354)	(49,855)

Common Stock dividend to Series A Convertible Preferred Stockholders	—	—	(5,861)	—	(5,861)

Net loss attributed to Common Stock	$(3,365)	$(2,120)	$(35,502)	$(8,354)	$(55,716)

Basic and diluted net loss per common share	$(0.48)	$(0.44)	$(6.02)	$(1.92)

Weighted average common shares outstanding—basic and diluted	7,028,060	4,791,102	5,897,462	4,349,345

See accompanying notes to condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

Period from June 28, 2006 (date of inception) through September 30, 2011

($ in thousands)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Deficit accumulated during development stage	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balances at June 28, 2006 (Date of Inception)	—	$—	—	$—	$—	$—	$—
	—	—	—	—	—	(123)	(123)

Balances at December 31, 2006	—	—	—	—	—	(123)	(123)
Issuance of Common Stock to founders	—	—	2,125,096	2	—	—	2
Issuance of restricted Common Stock to non-employees	—	—	2,180,000	2	—	—	2
Issuance of restricted Common Stock to employees	—	—	457,171	1	—	—	1
Stock-based compensation expense	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(2,645)	(2,645)

Balances at December 31, 2007	—	—	4,762,267	5	13	(2,768)	(2,750)
Stock-based compensation expense	—	—	—	—	25	—	25
Contribution of services by stockholder	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(3,798)	(3,798)

Balances at December 31, 2008	—	—	4,762,267	5	58	(6,566)	(6,503)
Issuance of Common Stock to non-employees for services	—	—	5,000	—	—	—	—
Stock-based compensation expense	—	—	—	—	39	—	39
Contribution of services by stockholder	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(3,666)	(3,666)

Balances at December 31, 2009	—	—	4,767,267	5	137	(10,232)	(10,090)
Issuance of Convertible Preferred Stock Series A for cash	2,584,166	21,681	—	—	—	—	—
Issuance of Convertible Preferred Stock Series A upon conversion of debt and accrued interest	1,773,719	10,508	—	—	—	—	—
Costs related to issuance of Convertible Preferred Stock Series A, including the fair value of Common Stock warrants	—	(2,912)	—	—	621	—	621
Reclassification of warrant liability at fair value	—	—	—	—	234	—	234
Change in fair value of embedded conversion feature related to the Related Party Notes and Senior Convertible Notes	—	—	—	—	831	—	831
Issuance of Common Stock to non-employees for services	—	—	23,836	—	82	—	82
Issuance of Common Stock warrants to non-employees for services	—	—	—	—	38	—	38
Stock-based compensation expense	—	—	—	—	2,329	—	2,329
Contribution of services by stockholder	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(9,982)	(9,982)

Balances at December 31, 2010	4,357,885	$29,277	4,791,103	$5	$4,312	$(20,214)	$(15,897)
Issuance of Convertible Preferred Stock Series B for Asphelia Asset purchase	2,525,677	16,114	—	—	—	—	—
Issuance of Convertible Preferred Stock Series C for cash	4,612,624	25,785	—	—	—	—	—
Costs related to issuance of Convertible Preferred Stock Series C, including the fair value of Preferred Stock warrants	—	(4,171)	—	—	—	—	—
Issuance of Common Stock dividend to Preferred Stock Series A stockholders	—	—	2,178,917	2	(2)	—	—
Exercise of stock options	—	—	58,040	—	80	—	80
Issuance of Common Stock warrants to non-employees for services	—	—	—	—	220	—	220
Stock-based compensation expense	—	—	—	—	566	—	566
Contribution of services by stockholder	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	(29,641)	(29,641)

Balances at September 30, 2011	11,496,186	$67,005	7,028,060	$7	$5,206	$(49,855)	$(44,642)

See accompanying notes to condensed consolidated financial statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months Ended September 30,		Period from June 28, 2006 (Date of Inception) to September 30, 2011
	2011	2010
Cash flows from operating activities:
Net loss	$(29,641)	$(8,354)	$(49,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	786	1,988	3,229
Acquired in-process research and development	20,706	—	20,706
Noncash interest expense	—	236	1,031
Noncash interest expense—related parties	—	34	286
Contribution of services by stockholder	30	30	130
Issuance of Common Stock to non-employee for services	—	82	82
Change in fair value of common stock warrant liability	—	234	234
Change in fair value of embedded conversion feature	—	831	831
Change in preferred stock warrant liability	(115)	—	(115)
Amortization of deferred financing costs	—	157	737
Depreciation expense	21	5	40
Changes in operating assets and liabilities:
Prepaid and other current assets	(42)	(201)	(97)
Interest payable—related parties	19	(38)	19
Accounts payable and accrued expenses—related parties	2	41	49
Accounts payable and accrued expenses	943	137	2,456

Net cash used in operating activities	(7,291)	(4,818)	(20,237)

Cash flows from investing activities:
Purchase of computer equipment	—	(5)	(41)
Purchase of in-process research and development	(3,843)	—	(3,843)

Net cash used in investing activities	(3,843)	(5)	(3,884)

Cash flows from financing activities:
Proceeds from PCP notes payable—related party	—	—	570
Payment of PCP notes payable—related party	—	(570)	(570)
Proceeds from notes payable—related parties	—	302	2,221
Proceeds from issuance of Convertible Preferred Stock Series A	—	21,681	21,681
Payment of costs related to the issuance of Convertible Preferred Stock Series A	—	(2,316)	(2,291)
Proceeds from issuance of Convertible Preferred Stock Series C	25,784	—	25,784
Payment of costs related to the issuance of Convertible Preferred Stock Series C	(2,884)	—	(2,884)
Proceeds from borrowings under line of credit	—	—	80
Payment of line of credit	—	—	(80)
Proceeds from Senior Convertible Notes	—	—	7,570
Payment of debt issue costs	—	—	(737)
Payment of notes payable—related parties	—	—	(600)
Proceeds from issuance of Common Stock	80	—	85

Net cash provided by financing activities	22,980	19,097	50,829

Increase in cash and cash equivalents	11,846	14,274	26,708
Cash and cash equivalents—beginning of period	14,862	1,510	—

Cash and cash equivalents—end of period	$26,708	$15,784	$26,708

Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$81	$123
Supplemental disclosure of non-cash financing and investing activities:
Issuance of Convertible Preferred Stock Series B for purchase of assets	$16,114	$—	$16,114
Assumption of PCP Note related to Aspheia Asset Purchase	750	—	750
Issuance of warrants for Series C Preferred Stock related to the Convertible Preferred Stock Series C	1,286	—	1,286
Issuance of warrants for Common Stock related to the Convertible Preferred Stock Series A	—	621	621
Conversion of senior convertible notes principal and interest into Convertible Preferred Stock Series A	—	8,601	8,601
Conversion of related party notes principal and interest into Convertible Preferred Stock Series A	—	1,907	1,907

See accompanying notes to condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Coronado Biosciences, Inc. (the “Company”), incorporated in Delaware on June 28, 2006 (date of inception), is a development-stage biopharmaceutical company focused on novel immunotherapy agents for the treatment of autoimmune diseases and cancer.

Development-Stage Risks and Liquidity

The Company is a development-stage enterprise. Activities to date include developing key compounds, preparation and submission of regulatory filing, hiring qualified personnel and raising capital to fund operations. The Company continues to report as a development stage enterprise since planned principal operations have not yet commenced.

The Company has incurred losses and experienced negative operating cash flows since inception, has recognized no revenue, and has an accumulated deficit during the development stage of $49.9 million as of September 30, 2011. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates. To date, the Company’s operations have been funded primarily by issuing equity securities and debt. During 2010, the Company issued 4,357,885 shares of Series A Convertible Preferred Stock resulting in net proceeds to the Company of $19.4 million. All debt obligations prior to December 31, 2010 have either been repaid or converted into shares of Series A Convertible Preferred Stock as of December 31, 2010. On June 30, 2011, the Company completed an offering of 4,612,624 shares of Series C Convertible Preferred Stock resulting in net proceeds to the Company of $22.9 million. Management believes that cash and cash equivalents, including cash raised through the issuance of Series C Convertible Preferred Stock are sufficient to sustain operations through 2012 based on its existing business plan and given the ability to delay the timing of certain significant expense commitments.

The Company expects to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of its product candidates. The Company will require additional financing to conduct clinical testing on its product candidates, obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. The Company will seek funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to the Company on acceptable terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, the Company will be required to delay, reduce or eliminate research and development programs and if any of its product candidates are successfully developed, will be unable to fund their commercialization.

There can be no assurance that the Company’s research and development will be successfully completed, that adequate patent protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies, and is dependent upon the services of its employees and its consultants. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product candidate development; technological uncertainty; dependence on collaborative partners; uncertainty regarding patents and proprietary rights; regulatory approvals and other comprehensive government regulations; having no commercial manufacturing experience, marketing or sales capability or experience; and dependence on key personnel. Any significant delays in the development or marketing of products could have a material adverse effect on our business and financial results.

The Company sources certain critical components from single source suppliers. If such suppliers were unable to provide required clinical trial supplies, it would adversely affect development of our product candidates.

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“GAAP”), for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of our balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Innmune Limited. All intercompany balances and transactions have been eliminated.

The preparation of the Company’s unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Use of Estimates

The Company’s unaudited consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, the valuation of common and preferred stock, common and preferred stock warrants, stock options, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from management’s estimates.

Segment Reporting

The Company operates as one business and is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not have separately reportable segments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and certain highly liquid investments with original maturities of less than three months. The Company maintains balances at financial institutions which may exceed Federal Deposit Insurance Corporation insured limits.

Contingencies

The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated. If a loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and considering estimated forfeiture rates. For stock-based compensation awards to nonemployees, the Company remeasures the fair value of the nonemployee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these nonemployee awards are recognized as compensation expense in the period of change.

Determining the appropriate fair value of stock-based awards requires the use of subjective assumptions. In the absence of a public trading market of the Company’s Common Stock, the Company commenced periodic contemporaneous assessments of the valuation of the Company’s Common Stock. These valuations were performed concurrently with the achievement of significant milestones or with major financing. The Company considered numerous objective and subjective factors, including but not limited to the following factors:

•	Arm’s length private transactions involving the Company’s Convertible Preferred Stock

•	Financial and operating performance;

•	Market conditions;

•	Developmental milestones achieved;

•	Business risks; and

•	Management and board experience.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 Presentation of Comprehensive Income which requires changes in stockholders equity be presented either in a single continuous statement of comprehensive income or in two separate statements. The amendment is effective for periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material impact on the financial statements of the Company.

In June 2011, the FASB issued ASU 2011-04 Amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS. This amendment changes wording used to describe many of the requirements in US GAAP for measuring fair value and disclosing information at fair value. The amendment is effective for periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material impact on the financial statements of the Company.

2.	NET LOSS PER SHARE

The Company calculates earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and non-forfeitable participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Holders of Convertible Preferred Stock are entitled to a dividend equal (on an as-if-converted to Common Stock basis) to the amount paid or set aside for each share of Common Stock. Additionally, holders of restricted Common Stock are entitled to all cash dividends, when declared, and such dividends are non-forfeitable. The participating securities do not have a contractual obligation to share in any losses of the Company. As a result, net losses are not allocated to the participating securities for any of the periods presented.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and common share equivalents outstanding for the period. For purposes of this calculation, Common Stock equivalents are only included in the calculation of diluted net loss per share when the effect is dilutive.

A calculation of basic and diluted net loss per share follows:

($ in thousands expcept share and per share amounts)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Historical net loss per share:

Numerator:

Net loss	$(3,365)	$(2,120)	$(29,641)	$(8,354)

Common Stock dividend to Series A Convertible Preferred Stockholders	—	—	(5,861)	—

Net loss attributed to Common Stock	$(3,365)	$(2,120)	$(35,502)	$(8,354)

Denominator:

Weighted average common shares outstanding—basic and diluted	7,028,060	4,791,102	5,897,462	4,349,345

Weighted-average common shares outstanding - Denominator for basic and diluted net loss per share	$(0.48)	$(0.44)	$(6.02)	$(1.92)

The Company’s potential dilutive securities which include convertible debt, convertible preferred stock, unvested restricted stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average Common Stock outstanding used to calculate both basic and diluted net loss per share are the same.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the securities would be antidilutive:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Series A Convertible Preferred Stock	4,357,885	3,974,654	4,357,855	2,030,652

Series B Convertible Preferred Stock	2,525,677	—	2,470,168	—

Series C Convertible Preferred Stock	4,612,624	—	1,869,061	—

Unvested restricted Common Stock	—	—	—	431,716

Warrants to purchase Common Stock	527,537	336,329	505,449	217,345

Warrants to purchase Series C Convertible Preferred Stock	461,263	—	186,906	—

Options to purchase Common Stock	1,528,798	—	1,355,640	—

	14,013,784	4,310,983	10,745,079	2,679,713

3.	DEBT

Paramount Credit Partners, LLC (“PCP”) Promissory Note (the “PCP Note”)

On January 7, 2011, as part of the Asphelia Asset Purchase (see Note 7), the Company assumed a 10% promissory note issued to PCP, an affiliate of Paramount Biosciences, LLC (“PBS”), by Asphelia Pharmaceuticals, Inc. (“Asphelia”), on January 22, 2009 for $750,000, which is classified as long-term debt in the consolidated balance sheets. All unpaid principal and accrued interest outstanding under the PCP Note is payable on the earlier of (i) December 31, 2013, (ii) the consummation of a merger, share exchange or other transaction (or series of related transactions), other than in connection with the consummation of an equity financing (or a series of equity financings) in which the aggregate consideration payable to the Company or its shareholders is greater than or equal to $10 million.

Interest expense consisted of the following:

	For the three months ended		For the nine months ended		Period from June 28, 2006
	September 30,		September 30,		(Date of Inception) to
	2011	2010	2011	2010	September 30, 2011

Interest expense—senior convertible notes	$—	$15	$—	$251	$1,031

Interest expense—related parties	19	—	55	15	429

Amortization of embedded conversion feature related to the senior convertible and related party notes	—	—	—	831	831

Change in fair value of Common Stock warrant liability	—	47	—	281	234

Amortization of deferred financing fees related to the senior convertible notes	—	—	—	157	737

Total interest expense	$19	$62	$55	$1,535	$3,262

4.	FAIR VALUE MEASUREMENT

The Company follows accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. Under the accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

There were no assets or liabilities that were required to be remeasured at fair value as of December 31, 2010. During the second quarter of 2011, the Company issued preferred stock warrants (see Note 8) that have been classified as a liability (level 3) and is marked-to-market. The original fair value of the warrants was recorded as a reduction of the preferred stock. At September 31, 2011, estimated fair value of the warrant liability was reduced $115,000 to $1,170,000.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities. The carrying amount of the Company’s debt obligations approximate fair value based on the short term duration and interest rates available on similar borrowings.

5.	COMPUTER EQUIPMENT, NET

Computer equipment, net consists of the following:

($ in thousands)	As of September 30, 2011	As of December 31, 2010
Computer equipment	$41	$41
Less: Accumulated depreciation	(41)	(19)

Computer equipment, net	$—	$22

Depreciation expense for the nine months ended September 30, 2011 and 2010 and for the period from June 28, 2006 (date of inception) through September 30, 2011 was $21,000, $5,000 and $41,000, respectively. Depreciation expense for the three months ended September 30, 2011 and 2010 was $17,000 and $2,000, respectively. In the three months ended September 30, 2011 the Company assessed the carrying value of its computer equipment and determined that no future value exists and fully-depreciated such assets.

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

($ in thousands)	As of September 30, 2011	As of December 31, 2010
Salaries, bonuses and related benefits	$614	$553
Professional fees	185	309
Research and development expenses	670	143
Board of Directors fees	70	—
Other	15	32

Total accrued expenses	$1,554	$1,037

7.	ASPHELIA ASSET PURCHASE

On January 7, 2011, the Company entered into an asset purchase agreement (the “Asphelia Asset Purchase” or the “Asphelia Agreement”) with Asphelia Pharmaceuticals, Inc. (“Asphelia”). Pursuant to the terms of the Asphelia Agreement, the Company paid $20.7 million, including assumption of certain Asphelia liabilities, for the purchase of Asphelia’s assets relating to the CNDO-201 compound, an early-stage developmental compound.

In exchange, the Company issued 2,525,677 shares of its Series B Convertible Preferred Stock (“Series B Shares”) at a fair value of $6.38 per share, assumed the PCP Note in the principal amount of $750,000 and paid cash of approximately $3.8 million, including a $3.4 million payment to OvaMed GmbH (“OvaMed”), and $0.4 million for repayment of Asphelia’s debt, $61,000 of which was paid to a related party. The total consideration paid in connection with the Asphelia Asset Purchase is as follows:

($ in thousands)
Fair value of 2,525,677 shares of Series B Shares	$16,114
Cash payment	3,809
Fair value of PCP Note	750
Other transaction costs	33

Total purchase price	$20,706

The transaction was treated as an asset acquisition as it was determined that the assets acquired did not meet the definition of a business. In accordance with accounting guidance, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The assets purchased from Asphelia require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. Accordingly, the purchase price of $20.7 million was reflected as acquired in-process research and development in the consolidated statement of operations for the nine months ended September 30, 2011.

In connection with the Asphelia Asset Purchase, Asphelia assigned the Exclusive Sublicense Agreement, dated December 2005, between Asphelia and OvaMed (as amended, the “OvaMed License”) and Manufacturing and Supply Agreement dated March 2006, between Asphelia and OvaMed (as amended, the “OvaMed Supply Agreement”) to the Company and the Company assumed Asphelia’s obligations under these agreements. Under the OvaMed License, the Company has exclusive rights (which were licensed by OvaMed from the University of Iowa Research Foundation), including sublicense rights, in North America, South America and Japan, and know-how to make, use and sell products covered by these patents and know-how.

Under the OvaMed License, the Company is required to make milestone payments to OvaMed totaling up to approximately $5.45 million, contingent upon the achievement of various regulatory milestones for the first product that incorporates CNDO-201, and additional milestone payments upon the achievement of regulatory milestones relating to subsequent indications. In the event that CNDO-201 is commercialized, the Company is obligated to pay to OvaMed royalties based on net sales and, if sublicensed, a varying percentage of certain consideration received from the sublicensee.

The OvaMed Supply Agreement currently expires in March 2013 but will automatically renew for successive one-year periods, unless the Company gives 12 months prior notice of its election not to renew. The OvaMed Supply Agreement is subject to early termination by either party under certain customary conditions of breach and by the Company in the event of specified failures to supply or regulatory or safety failures.

8.	EQUITY

Series B Convertible Preferred Stock

On January 7, 2011, the Company issued 2,525,677 Series B Shares related to the Asphelia Asset Purchase. The terms, rights, preference and privileges of the Company’s Series B Shares are as follows:

Voting Rights

Holder of Series B Shares vote together with the Common Stock on all matters, on an as-converted to Common Stock basis, and not as a separate class or series (except as otherwise may be required by applicable law). There is no cumulative voting.

Liquidation

In the case of a liquidation event, including a sale, merger or winding up of the Company, the holders of Series B Shares shall be entitled to receive $8.39 per share (representing 150% of the original issuance price), out of the proceeds of such liquidation, in preference to the holders of Common Stock.

Conversion

Each Series B Share will be voluntarily convertible into one share of Common Stock at the election of the holder. Additionally, each Series B Share will automatically convert into one share of Common Stock upon the effective date of a registration statement covering the resale of the underlying Common Stock.

Dividends

Dividends are payable when and if declared by the Board of Directors. There are no cumulative accruing dividend rights.

Fully Paid and Nonassessable

All of the Company’s outstanding Series B Shares are fully paid and nonassessable.

Special Dividend Declaration

The Company’s Board of Directors declared a dividend for an aggregate of 2,178,917 shares of Common Stock to the holders of Series A Convertible Preferred Stock (“Series A Shares”) in satisfaction of a special dividend that would have been due to the Series A Shares (the “Special Dividend”) on April 26, 2012. In connection with such issuance, the Company (i) eliminated the provision for the Special Dividend due on April 26, 2012 and (ii) amended the event which will trigger an automatic conversion of Series A Shares and Series B Shares into shares of Common Stock to be the effective date of a registration statement covering the resale of the underlying Common Stock. The Special Dividend was declared and paid in May 2011. The fair value of the Common Stock was $5.9 million and recorded as a liability and a reduction of additional paid-in capital.

Series C Convertible Preferred Stock

On June 30, 2011, the Company completed an offering of 4,612,624 shares of Series C Convertible Preferred Stock (the “Series C Shares”) at $5.59 per share resulting in net proceeds to the Company of approximately $22.9 million. The terms, rights, preference and privileges of the Company’s Series C Shares are as follows:

Voting Rights

Holder of Series C Shares vote together with the Common Stock on all matters, on an as-converted to Common Stock basis, and not as a separate class or series (except as otherwise may be required by applicable law). There is no cumulative voting.

Liquidation

In the case of a liquidation event, including a sale, merger or winding up of the Company, the holders of Series C Shares shall be entitled to receive $8.39 per share (representing 150% of the original issuance price), out of the proceeds of such liquidation, in preference to the holders of Common Stock.

Conversion

Each Series C Share will be voluntarily convertible into one share of Common Stock at the election of the holder. Additionally, each Series C Share will automatically convert into one share of Common Stock upon the effective date of a registration statement covering the resale of the underlying Common Stock.

Dividends

Dividends are payable when and if declared by the Board of Directors. There are no cumulative accruing dividend rights.

Fully Paid and Nonassessable

All of the Company’s outstanding Series C Shares are fully-paid and nonassessable.

Warrants for Common Stock

Non-Employee Warrants

In February 2011, the Company issued fully- vested warrants to purchase 50,000 shares of Common Stock at an exercise price of $1.37 per share as compensation for consulting services provided by non-employees. The warrant expires on the fifth anniversary of its issuance date. The initial fair value of the warrant was calculated using a Black-Scholes option pricing model with the following assumptions: five year contractual term; 93.2% volatility; 0% dividend rate; and a risk-free interest rate of 2.65%. The fair value of the warrants was determined to be $69,000 and was recorded as additional paid-in capital in the consolidated balance sheets and as a component of research and development expense in the consolidated statements of operations.

In March 2011, the Company issued a warrant to purchase 60,000 shares of Common Stock at an exercise price of $1.37 per share as compensation for consulting services provided by a non-employee. The warrant expires on the tenth anniversary of its issuance date and vest over six months. The initial fair value of the warrant was calculated using a Black-Scholes option pricing model with the following assumptions: ten year contractual term; 95.4% volatility; 0% dividend rate; and a risk-free interest rate of 3.58%. The fair value of the warrants was determined to be $98,000 and was recorded as additional paid-in capital in the consolidated balance sheets and as a component of research and development expense in the consolidated statements of operations. This warrant was marked to market at each reporting date until it is fully vested.

In the three months ended September 30, 2011, the Company issued warrants to purchase 75,000 shares of Common Stock at exercise prices ranging from $2.95 to $7.38 per share as compensation for services provided by consultants. The warrants expire on the third or fifth anniversaries of their issuance dates and vest at various times over two years. The initial fair values of the warrants were calculated using a Black-Scholes option pricing model with the following assumptions over their contractual terms of three or five years: 90.1% to 96.3% volatility; 0% dividend rate; and risk-free interest rates of 0.4% to 0.9%. The fair value of the warrants was determined to be $150,000 and is being recorded as additional paid-in capital in the consolidated balance sheets and as a component of general and administrative expense in the consolidated statements of operations. These warrants will be marked to market at each reporting date until fully vested.

Warrants to Purchase Series C Shares

In connection with the Company’s Series C Share offering, the Company (i) paid to National Securities Corporation (“NSC”), a related party, as consideration for its services as the placement agent, a fee equal to 10% of the gross proceeds of the issuance, or $2.6 million, and (ii) issued warrants to NSC to purchase an aggregate of 461,263 shares of the Company’s Series C Shares at an exercise price of $5.59 per share. The warrants are fully vested and exercisable for five years commencing May 31, 2011.

The fair value of the warrants was $1.3 million as measured on the date of issuance and was recorded as a reduction in the carrying value of the Series C Shares and a warrant liability. The warrants are marked-to-market each reporting period, which resulted in $115,000 decrease in the warrant liability at September 30, 2011 from the balance at June 30, 2011. The estimated fair value of $1,170,000 at September 30, 2011 was determined using an option pricing model assuming 90.9% volatility, a 1.76% risk-free rate of interest, a term of five years and an estimated fair value of the Company’s Series C Shares of $5.59 per share.

Stock-based Compensation

Stock-based Compensation Plans

As of September 30, 2011, the Company has one active equity compensation plan, the Coronado Biosciences, Inc. 2007 Stock Incentive Plan (the “Plan”), for employees, non-employees and outside directors.

Compensation Expense The following table summarizes the stock-based compensation expense from awards, including stock option and restricted Common Stock awards to employees and non-employees and warrants to non-employees for the nine months ended September 30, 2011 and 2010, and from the period June 28, 2006 (Date of Inception) to date:

($ in thousands)	2011	2010	Period from June 28, 2006 (Date of Inception) to September 30, 2011
Employee awards	$360	$—	$575
Non-employee awards	206	1,988	2,396
Non-employee warrants	220	—	258

Total stock-based compensation expense	$786	$1,988	$3,229

The following table summarizes stock option activity as of September 30, 2011:

	Outstanding Options			Weighted Average Remaining Contractual Life (in years)
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value
At December 31, 2010	1,132,110	$1.37
Options granted	1,065,000	$2.33
Options exercised	(58,040)	$1.37
Options cancelled	(345,000)	$1.46

At September 30, 2011	1,794,070	$1.92	$1,840	2.4

Options vested and expected to vest	1,722,723	$1.92	$1,840	2.4
Options vested and exercisable	80,000	$1.41	$124	0.25

As of September 30, 2011, the Company had unrecognized stock-based compensation expense related to unvested stock options granted to employees of $2.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “we,” “us,” “our,” “the Company” and “Coronado” refer to Coronado Biosciences, Inc. and its subsidiaries. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our registration statement on Form S-1 (File No. 333-177041) initially filed with the SEC on September 28, 2011 (the “Form S-1”). Readers are cautioned not to place undue reliance on these forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing in the Form S-1.

Overview

We are a biopharmaceutical company focused on the development of novel immunotherapy agents for inflammatory diseases and cancer. Our two principal pharmaceutical product candidates are:

•	CNDO-201, a biologic comprising Trichuris suis ova (“TSO”) for the treatment of autoimmune diseases such as Crohn’s disease and multiple sclerosis that we sublicense from OvaMed; and

•	CNDO-109, a compound that activates natural killer, or NK, cells of the immune system to seek and destroy cancer cells, for the treatment of acute myeloid leukemia.

We acquired the CNDO-201 sublicense in January 2011 from Asphelia for an aggregate purchase price of $20.7 million, consisting of 2,525,677 shares of our Series B Shares valued at $6.38 per share, the assumption of the PCP Note in the amount of $750,000 and the assumption of Asphelia’s obligation to reimburse OvaMed for certain development and other costs. We paid cash of $3.8 million, including $3.4 million for such reimbursements and $0.4 million for repayment of Asphelia’s debt, including $61,000 to a related party. Under the terms of the sublicense agreement, we are required to make annual license payments to OvaMed of $250,000, reimburse patent expenses, make potential future payments totaling up to $5.45 million contingent upon the achievement of various regulatory events for the first product, and make additional milestone payments contingent upon the achievement of various regulatory events relating to subsequent indications. In the event that CNDO-201 is commercialized, we will be obligated to pay annual royalties based upon net sales of the product as well as a portion of certain sublicense revenues. We are also required to purchase our clinical and commercial requirements of CNDO-201 from OvaMed at pre-determined prices.

We acquired an exclusive worldwide license to CNDO-109 in November 2007 from University College London Business PLC (“UCLB”). In consideration for the license, we paid UCLB initial license fees totaling $100,000 and are required to make future milestone payments totaling up to $22 million upon the achievement of various milestones related to regulatory events for the first three indications. If CNDO-109 is commercialized, we will be obligated to pay to UCLB annual royalties based upon net sales of the product or a portion of sublicensing revenues.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this report. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development (R&D) Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued R&D expenses. This process involves reviewing open contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued R&D expenses include fees to:

•	contract research organizations and other service providers in connection with clinical studies;

•	investigative sites in connection with clinical studies;

•	contract manufacturers in connection with the production of clinical trial materials; and

•	vendors in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period.

Expenses related to annual license fees are accrued on a pro rata basis throughout the year. Milestone payments are recognized and accrued upon achievement of each milestone event.

Stock-Based Compensation

We expense stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and considering estimated forfeiture rates. For stock-based compensation awards to non-employees, we re-measure the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

Determining the appropriate fair value of stock-based awards requires the use of subjective assumptions. In the absence of a public trading market for our common stock, we conducted periodic assessments of the valuation of our common stock. These valuations were performed concurrently with the achievement of significant milestones or with major financing. We use a Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•	Fair Value of our Common Stock. Because our stock is not publicly traded, we must estimate the fair value of common stock, as discussed in “Common Stock Valuations” below.

•

Expected Term. Due to the limited exercise history of the Company’s own stock options, we determined the expected term based on the stratification of employee groups and the expected effect of events that have indications on future exercise activity.

•

Volatility. As we do not have a trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

For the three month periods ended September 30, 2011 and 2010, stock-based compensation expense was $0.3 million and $-0-, respectively. For the nine month periods ended September 30, 2011 and 2010, stock-based compensation expense was $0.8 million and $2.0 million, respectively. As of September 30, 2011, we had approximately $2.5 million of total unrecognized compensation expense, net of related forfeiture estimates which we expect to recognize over a weighted-average period of approximately 2.4 years.

If any of the assumptions used in a Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Common Stock Valuations

The fair value of the common stock underlying our stock options, common stock warrants and restricted stock was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. However, certain options granted on October 5, 2010 were granted with an exercise price that was below the fair value of our common stock as determined by an independent valuation as of that date. All other options previously granted or to be granted in the future were or are expected to be granted at the grant date fair value. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we use in the valuation model are based on future expectations combined with management judgment. In the absence of a public trading market, our board of directors with input from management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option, restricted stock and warrant grant, including the following factors:

•	arm’s length private transactions involving our preferred stock, including the sale of our Series A Shares at $8.39 per share in 2010 and our Series C Shares at $5.59 in 2011;

•	independent valuations performed by knowledgeable experts in the field;

•	our operating and financial performance;

•	market conditions;

•	developmental milestones achieved;

•	business risks; and

•	management and board experience

In valuing our common stock, we have used a variety of methodologies that have evolved as the life cycle of our company has progressed. For the underlying valuations of our common stock in periods prior to December 31, 2009, given the early stage of our company and its development programs, we used a cost approach to estimate the fair value of our common stock. The cost approach is based on the premise that an investor would pay no more for an asset than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation analysis. Under this methodology, a valuation analysis is performed for our identified fixed, financial, intangible and other assets. The derived aggregate fair value of the assets is then netted against the estimated fair value of all existing and potential liabilities, resulting in an indication of the fair value of total equity. This approach was considered an appropriate indication of value as the programs were still in early stages of the development cycle.

As our business and programs evolved, beginning in 2010, we migrated away from the cost approach to a market approach to incorporate the indication of value established through our development efforts and reflected in our Series A Share issuances during 2010. Under this approach, the business enterprise value was established based on the contemporaneous equity offerings. Pursuant to the AICPA Guidelines, an option pricing method was used to value the shares using a contingent claims analysis, which applies a series of call options whose inputs reflect the liquidation preferences and conversion behavior of the different classes of equity. The value of the common stock was then derived by analyzing the fair value of these options. After the equity value of the business enterprise was determined, the total equity value of any equity instruments such as preferred stock, stock options, restricted stock and warrants outstanding and the concluded common stock value on a converted basis is allocated. Next, the option pricing method was used to allocate the residual equity value (inclusive of any infusion of cash from in-the-money options and warrants) to our common stock. Since our shares are not publicly traded, a discount for lack of marketability was applied. This lack of marketability discount was estimated to be 10% for the 2010 and January 2011 valuations and 5% for the remaining 2011 valuations, using a theoretical put option model that captures the cost to ensure stock could be sold at the price prevailing at the valuation date after the time required to finding a market, or the time until an expected liquidity event. The put option model considers the expected time to a liquidity event, estimated volatility based on peer company data, risk free interest rates and management judgment. The ultimate fair values of our common stock were used as an input in determining the fair value of the warrants, restricted stock and stock options at various period of time.

Results of Operations

General

2011 has been a year of substantial Company growth. With a new and more substantial management team, we acquired CNDO-201 from Asphelia, raised $25.8 million in gross proceeds through a financing, became a public reporting company and filed an S-1 registration statement to register for resale the common stock underlying all of our convertible preferred stock and certain warrants. To date, we have not generated any revenues from operations and at September 30, 2011 had an accumulated deficit of $49.9 million primarily as a result of expenditures for research and development, general and administrative expenses and purchase of in-process research and development. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Research and Development (“R&D”) Expenses

Conducting R&D is central to our business model and aggregated $21.1 million for the period from inception (June 28, 2006) to September 30, 2011. R&D expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits, and rent expense;

•	license fees and milestone payments related to in-licensed products and technology;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial materials; and

•	costs associated with non-clinical activities, patent filings and regulatory approvals.

We expect to continue to incur substantial expenses related to our R&D activities for the foreseeable future as we continue product development. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our R&D expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event one or more of these product candidates receive regulatory approval, to fund the launch of the product.

From inception through September 30, 2011, direct, external development costs incurred for our CNDO-109 product development program were $3.9 million. From inception through September 30, 2011, direct, external development costs incurred for our CNDO-201 product development program were $0.8 million, excluding $20.7 million of in-process-research and development costs related to our acquisition of the product in the nine month period ended September 30, 2011. From inception through September 30, 2011, our results of operations include $5.2 million of direct, external development costs incurred in connection with two product development programs that have been discontinued.

General and Administrative (“G&A”) Expenses

G&A expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D and aggregated $5.8 million from inception through September 30, 2011. We anticipate G&A expenses will increase in future periods, reflecting:

•	support of our expanded R&D activities;

•	an expanding infrastructure and increased professional fees associated with being a reporting company under the Exchange Act; and

•	increased business development activity.

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

	For the three months ended
	September 30,		Variance
	2011	2010	$	%

Operating expenses:

Research and development	$1,753	$1,822	$(69)	(4%)

General and administrative	1,778	260	1,518	85%

Loss from operations	(3,531)	(2,082)	(1,449)	41%

Interest income	70	24	46	66%

Interest expense, net	(19)	(62)	43	(226%)

Warrant income	115	—	115	NM

Net loss	($3,365)	($2,120)	$(1,245)	37%

	For the nine months ended
	September 30,		Variance
	2011	2010	$	%

Operating expenses:

Research and development	$5,141	$6,341	$(1,200)	(23%)

General and administrative	3,965	510	3,455	87%

In-process research and development	20,706	—	20,706	NM

Loss from operations	(29,812)	(6,851)	(22,961)	77%

Interest income	111	32	79	71%

Interest expense, net	(55)	(1,535)	1,480	NM

Warrant income	115	—	115	100%

Net loss	($29,641)	($8,354)	$(21,287)	72%

NM—Not meaningful

R&D expenses during the nine months ended September 30, 2011 decreased $1.2 million, or 23%, from the nine months ended September 30, 2010. This decrease was primarily due to a $1.5 million decrease in stock-based compensation expense related to the vesting of restricted common stock issued to non-employees in 2007, a $0.9 million decrease in development costs related to discontinued product candidates and a $0.3 million decrease in CNDO-109 development costs partially offset by increased personnel costs of $0.3 million attributable to increased staffing, $0.5 million of consulting costs related to development of our current product candidates and $0.6 million of external development costs related to CNDO-201. We expect our R&D expenses to increase in future quarters as we commence our clinical programs for CNDO-201 and CNDO-109. We also expect to incur a milestone-related charge of $1.5 million in the three month period ending December 31, 2011 relating to the filing of an IND for CNDO-201. Payment for this milestone is due one year after the regulatory event that causes the incurrence of the expense.

R&D expenses totaling $1.8 million during the three months ended September 30, 2011 were essentially unchanged from the three months ended September 30, 2010.

G&A expenses during the nine months ended September 30, 2011 increased $3.5 million, or 87%, from the nine months ended September 30, 2010, reflecting the substantial increase in the level of our business activity during 2011. The increase in G&A expenses to support these activities consisted of a $1.8 million increase in professional fees, consisting primarily of legal and accounting fees, $0.9 million increase in personnel costs, $0.6 million increase in consulting and outside services and $0.3 million in increased stock compensation expense. G&A expenses during the three months ended September 30, 2011 increased $1.5 million, or 85%, from the three months ended September 30, 2010, also reflecting this substantial increase in the level of our business activity during 2011 and included increases of $0.7 million in professional fees, consisting primarily of legal and accounting fees, $0.4 million in personnel costs, $0.2 million in consulting and outside services and $0.2 million in stock compensation expense.

On January 7, 2011, we acquired from Asphelia a sublicense and related agreements for CNDO-201, an early stage development compound, and assumed certain liabilities of Asphelia. As consideration , we issued 2,525,677 Series B Shares valued at $6.38 per share, assumed the PCP Note of $750,000 and made cash payments totalling $3.8 million, including $3.4 million to OvaMed and $0.4 million for repayment of Asphelia’ s debt, including $61,000 to a related party. The total consideration paid in connection with the acquisition of Asphelia’ s assets, including assumption of certain liabilities of Asphelia, was $20.7 million, which was recorded as in-process research and development expense in the consolidated statement of operations for the nine months ended September 30, 2011.

In the nine months ended September 30, 2011, we incurred $55,000 of interest expense related to the PCP Note. Interest expense in the three and nine months ended September 30, 2010 related to an aggregate of $9.9 million of debt which was either repaid or converted to our Series A Shares between April 2010 and December 2010.

The increase in interest income for the three and nine months ended September 30, 2011 compared to the same period last year was primarily due to higher cash balances.

Warrant income in the three and nine months ended September 30, 2011 relates to the marking-to-market of the Series C Share warrant liability established at June 30, 2011. See “Liquidity and Capital Resources”.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of debt and equity securities. At September 30, 2011, we had cash and cash equivalents of $26.7 million. On June 30, 2011, we completed a private placement of our Series C Shares which resulted in net proceeds, after placement agent commissions and offering expenses, of approximately $22.9 million.

The following table summarizes our funding sources as of September 30, 2011:

($ in thousands)
Issue	Year	No. Shares	Proceeds
Related party promissory notes (1)	2006	NA	$21
Common Stock	2007	4,762,226	5
Related party promissory notes (1)	2007	NA	1,493
Related party promissory notes (1)	2008	NA	315
Bridge note financing and warrants (1)	2008	NA	4,070
Related party promissory notes	2009	NA	90
Related party promissory note and warrants	2009	NA	570
Bridge note financing and warrants (1)	2009	NA	3,500
Related party promissory notes (1)	2010	NA	302
Series A Shares, net	2010	2,584,166	21,681
Series C Shares, net	2011	4,612,624	22,906

			$54,953

(1)	Aggregate outstanding principal and interest converted to 1,773,719 shares of Series A Shares in 2010.

As of December 31, 2010, all notes and other debt was either repaid or converted into our Series A Shares. At September 30, 2011, the PCP Note of $750,000 was outstanding and is due in December 2013.

The warrant liability of $1.2 million at September 30, 2011 reflects the value of the warrants for Series C Shares issued to the placement agent for their services in connection with the Series C Share financing. This liability is marked-to-market at each reporting date which resulted in a $115,000 decrease in the warrant liability from the balance at June 30, 2011. This liability will be reclassified to equity upon effectiveness of a registration statement on Form S-1 that registers the common stock underlying the Series C Shares and which is issuable upon exercise of these warrants.

Management believes that cash and cash equivalents, including cash raised from the issuance of the Series C Shares, are sufficient to sustain operations through 2012 based on our existing business plan and the ability to delay the timing of certain significant expense commitments.

We expect to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of our product candidates. We will require additional financing to develop, obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to delay, reduce or eliminate research and development programs.

On July 15, 2011, we filed a registration statement on Form 10 with the SEC pursuant to Section 12(g) of the Exchange Act, to become a public reporting company under the Exchange Act. On September 13, 2011, we became obligated to file reports pursuant to the Exchange Act. Pursuant to a commitment to purchasers of the Series C Shares, we filed a Form S-1 on September 28, 2011 to register for resale the shares of common stock underlying all of our Preferred Stock.

Cash Flows for the Nine Months Ended September 30, 2011 and 2010

	For the Nine Months Ended September 30,
($ in thousands)	2011	2010
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(7,291)	$(4,818)
Investing activities	(3,843)	(5)
Financing activities	22,980	19,097

Increase in cash and cash equivalents	$11,846	$14,274

Operating Activities

Net cash used in operating activities increased $2.5 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increase in net loss of $21.2 million was offset by $20.7 million of noncash expense for in-process research and development expense related to the Asphelia asset purchase less a $1.4 million decrease in stock-based compensation and a $0.8 million decrease in the change in fair value of a warrant-embedded conversion feature.

Investing Activities

Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2011 and consisted of cash payments related to the Asphelia asset purchase.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2011 of $23.0 million consisted primarily of $22.9 million of net proceeds from issuance of the Series C Shares. Net cash provided by financing activities in the nine months ended September 30, 2010 of $19.1 million consisted primarily of $19.4 million of net proceeds from the issuance of our Series A Shares.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2011, excluding amounts related to contingent milestone payments, as described below.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Notes Payable and interest	$956	$75	$881	$—	$—
Annual sublicense fees (1)	3,750	250	750	500	2,250
Purchase and other obligations	1,646	419	1,227

Total	$6,352	$744	$2,858	$500	$2,250

(1)	Annual sublicense fees are projected through 2025. We have a right to terminate the related sublicense with a 30 day notice period.

In October 2011, we issued a purchase order to OvaMed for $1.3 million to purchase clinical material for clinical trials and development. Product is expected to be delivered within a year of the purchase order.

Contingent Milestone Payments

Based on our development plans and license agreements in effect as of September 30, 2011, we have committed to make potential future milestone payments to our licensors upon achievement of certain development or regulatory milestones. Under the license agreement for CNDO-201, the milestone payments aggregate approximately $5.45 million for the first indication and $2 million for each subsequent indication. Under the UCLB license, the milestone payments aggregate approximately $22 million for the first three indications. Because the achievement of these milestones had not occurred as of September 30, 2011, such contingencies have not been recorded in our financial statements. We also expect to incur a milestone-related charge of $1.5 million in the three month period ending December 31, 2011 relating to the filing of an IND for CNDO-201. Payment for this milestone is due one year after regulatory event that caused the incurrence of the expense. Amounts related to contingent milestone payments are not included in the contractual obligations table above due to the uncertainty of the successful achievement of certain development activities, regulatory approval and commercial milestones.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Quantitative and Qualitative Disclosures about Market Risks

We held no marketable securities at December 31, 2010 and September 30, 2011. Our existing debt is at a fixed rate and we currently do not have exposure to foreign currency fluctuations.

Internal Control Over Financial Reporting

Pursuant to Section 404 of SOX, in our annual report on Form 10-K required to be filed with the SEC for the fiscal year ending December 31, 2012, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, in the nine months ended September 30, 2011, we upgraded our systems, including information technology, implemented additional financial and management controls, reporting systems and procedures and hired additional accounting and finance staff and consultants.

As a private company with limited resources, historically we have not had sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary for, or adequate documented accounting policies and procedures to support effective internal controls. These material weaknesses contributed to audit adjustments for the years ended December 31, 2010, 2009 and 2008. While we have commenced the process of documenting, reviewing and improving our internal controls over financial reporting for compliance with Section 404 of SOX and have made efforts to improve our internal controls and accounting policies and procedures, including hiring new accounting personnel and engaging external temporary resources, we may continue to identify deficiencies and weaknesses in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Net Operating Loss Tax Carry-Forwards

As of December 31, 2010, we had net operating loss carryforwards of approximately $6.3 million to offset future federal income taxes through 2024. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2010 and September 30, 2011, we recorded a 100% valuation allowance against our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In the three months ended September 30, 2011, we upgraded our accounting software.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s registration statement on Form S-1 initially filed with the SEC on September 28, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(b)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORONADO BIOSCIENCES, INC.

Date: November 14, 2011	By:	/s/ Bobby W. Sandage, Jr.
Bobby W. Sandage, Jr., Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance, Chief Accounting Officer and Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files