Form 10-K/A
period 2011-12-31
CORONADO BIOSCIENCES INC
filed 2012-04-26
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 24, 2012, there were 18,625,215 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2011, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012, for the purpose of including the following portions of our Annual Report:

Item 10—Directors, Executive Officers and Corporate Governance.

Item 11—Executive Compensation.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13—Certain Relationships and Related Transactions, and Director Independence.

Item 14—Principal Accountant Fees and Services.

No other changes have been made to the Annual Report. This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Annual Report.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Form 10-K/A that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in our Annual Report under “Item 1A. Risk Factors” including, in particular, risks relating to:

•	the results of research and development activities;

•	uncertainties relating to preclinical and clinical testing;

•	uncertainties relating to collaboration agreements and relationships;

•	the early stage of products under development;

•	our need for substantial additional funds and uncertainties relating to financings;

•	dependence on third party manufacturers;

•	government regulation;

•	patent and intellectual property matters; and

•	competition.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information about our executive officers, key employees and directors as of the date of this Form 10-K/A.

Name	Age	Position
Glenn L. Cooper, M.D.	59	Executive Chairman, Director
Bobby W. Sandage, Jr., Ph.D.	58	President and Chief Executive Officer, Director
Noah D. Beerman	50	Executive Vice President and Chief Operating Officer
Lucy Lu, M.D.	37	Executive Vice President and Chief Financial Officer
Karin M. Hehenberger, M.D., Ph.D.	39	Executive Vice President and Chief Medical Officer
Dale Ritter	61	Senior Vice President, Finance and Chief Accounting Officer
Eric K. Rowinsky, M.D.	55	Director, Vice Chairman
David J. Barrett	36	Director
Jimmie Harvey, Jr., M.D.	60	Director
J. Jay Lobell	49	Director
Michael W. Rogers	52	Director
Lindsay A. Rosenwald, M.D.	57	Director

None of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years and that is material to the evaluation of the ability or integrity of any of our directors, director nominees or executive officers.

The following is a brief account of the business experience during the past five years (and, in some instances, for prior years) of each director and executive officer of our company.

Executive Officers

Glenn L. Cooper, M.D. has served as a member of our board of directors since October 2009, as our executive chairman since July 2010 and served as our acting chief executive officer from December 2010 to April 2011. Dr. Cooper has over 25 years of leadership experience in the pharmaceutical and biotechnology industries with expertise in transforming development stage companies into commercial organizations. From 1993 to 2009, Dr. Cooper was the chairman and chief executive officer of Indevus Pharmaceuticals, Inc., a specialty pharmaceuticals company. Indevus was acquired by Endo Pharmaceuticals, Inc. in March 2009. Prior to joining Indevus in 1993, Dr. Cooper held numerous executive level positions, including president and chief executive officer of Progenitor, Inc., executive vice president and chief operating officer of Sphinx Pharmaceuticals Corporation, and various clinical and regulatory positions with Eli Lilly and Company. Dr. Cooper also serves on the board of directors of Gentium S.p.A. and Repligen Corporation. Dr. Cooper holds a B.A. from Harvard College and received his M.D. from Tufts University School of Medicine. Based on Dr. Cooper’s position as the executive chairman, his other senior management experience and service on boards of directors in the biotechnology and pharmaceutical industries, our board of directors believes that Dr. Cooper has the appropriate set of skills to serve as a member of the board.

Bobby W. Sandage, Jr., Ph.D. has served as our president and chief executive officer since April 2011. Dr. Sandage has over 30 years of experience in the pharmaceutical industry, most recently as the vice president and head of oncology research and development for Covidien Pharmaceuticals, a specialty pharmaceuticals company, a position he held from March 2010 until March 2011. From November 1991 to December 2009, Dr. Sandage held various positions at Indevus Pharmaceuticals, Inc., a specialty pharmaceuticals company, including executive vice president of research and development and chief scientific officer, prior to the sale of the company to Endo Pharmaceuticals. Prior to joining Indevus Pharmaceuticals, from 1981 to 1991, Dr. Sandage held senior drug development positions at DuPont Merck Pharmaceutical Company, DuPont Critical Care (formerly American Critical Care) and Merrell Dow Pharmaceuticals. Dr. Sandage is currently a member of the board of directors of Gentium S.p.A., a pharmaceutical company. Dr. Sandage has also served as a member of the board of directors of Osteologix, Inc. and Genta Incorporated. Dr. Sandage has a B.S. in pharmacy from the University of Arkansas and a Ph.D. in clinical pharmacy from Purdue University. Based on Dr. Sandage’s position as the president and chief executive officer, his substantial experience in the pharmaceutical industry and service on boards of directors in the biotechnology and pharmaceutical industries, our board of directors believes that Dr. Sandage has the appropriate set of skills to serve as a member of the board.

Noah D. Beerman has served as our executive vice president and chief operating officer since September 26, 2011. Mr. Beerman has over 25 years of experience in the biopharmaceutical industry. Mr. Beerman, who was a consultant to our company from May to September 2011, served as president and chief executive officer and a director of Galena Biopharma, Inc., formerly RXi Pharmaceuticals Corporation, from November 2009 until April 2011. Prior thereto, he spent more than 10 years at Indevus Pharmaceuticals, Inc. serving most recently as executive vice president, chief business officer from September 2004 until the sale of the company to Endo Pharmaceuticals, Inc. in 2009. Mr. Beerman received an M.B.A. from Northeastern University’s High Technology Program and a B.S. in molecular genetics from the University of Rochester.

Lucy Lu, M.D. has served as our executive vice president and chief financial officer since February 22, 2012. Dr. Lu has over 10 years of experience in the healthcare industry. From February 2007 through January 2012, Dr. Lu was a senior biotechnology equity analyst with Citigroup Investment Research. From 2004 until joining Citigroup, she was with First Albany Capital, serving as Vice President from April 2004 until becoming a Principal of the firm in February 2006. Dr. Lu holds an M.D. degree from the New York University School of Medicine and an M.B.A. from the Leonard N. Stern School of Business at New York University. Dr. Lu obtained a B.A. from the University of Tennessee’s College of Arts and Science.

Karin M. Hehenberger. M.D., Ph.D. joined us as senior vice president of scientific affairs in December 2011 and has served as our executive vice president and chief medical officer since April 19, 2012. Dr. Hehenberger has over 12 years of experience in the healthcare industry. From January 2010 until joining our company, Dr. Hehenberger was Senior Vice President for Strategic Alliances at the Juvenile Diabetes Research Foundation (“JDRF”) where she was responsible for advancing JDRF’s involvement with scientific, financial, and commercial partners in the diabetes community. From February 2008 until January 2010, she served as Vice President of Metabolic Strategy and Business Development at Johnson & Johnson. From October 2005 through February 2008, Dr. Hehenberger served as Senior Investment Director and Partner at Scandinavian Life Science Venture. Dr. Hehenberger holds M.D. and Ph.D. degrees from the Karolinska Institute in Stockholm, Sweden and continued her research as a JDRF post-doctoral fellow at the Joslin Diabetes Center at Harvard Medical School.

Dale Ritter has served as our senior vice president, finance, and chief accounting officer since May 2011. Mr. Ritter also served as acting chief financial officer until February 2012. Mr. Ritter has over 20 years of experience in the pharmaceutical industry. From September 2009 until joining us, he was an independent consultant, most recently serving as a financial consultant to Helicos BioSciences Corporation, an innovative genetic analysis technologies company, from January to May 2011. From 1994 to 2009, Mr. Ritter was the senior vice president of finance and chief accounting officer at Indevus Pharmaceuticals until the sale of the company to Endo Pharmaceuticals. Mr. Ritter has a B.A. from Syracuse University and an MBA from Babson College Graduate School of Business Administration.

Non-Employee Directors

Eric K. Rowinsky, M.D. has served as a member of our board of directors, as our vice chairman and a consultant since October 2010 and is responsible for overseeing our clinical development plan for acute myeloid leukemia and solid tumor malignancies. Dr. Rowinsky is an internationally renowned expert in oncology with a distinguished background in academics and industry. Following an oncology fellowship at Johns Hopkins, he became an assistant professor of oncology at Johns Hopkins and then an associate professor at Johns Hopkins. Dr. Rowinsky then became a professor of medicine and director for drug development, cancer therapy and research at University of Texas, San Antonio. In 2004, Dr. Rowinsky became chief medical officer and senior vice president (later promoted to executive vice president) of ImClone Systems, Inc., a cancer therapeutics company, and spear-headed the further clinical development of Erbitux (cetuximab injection) and eight additional monoclonal antibodies, prior to ImClone’s acquisition by Eli Lilly & Company in 2008. He remained at ImClone as a consultant until December 2010. Dr. Rowinsky is and has been a consultant to multiple biotech companies in cancer drug development and serves on the boards of directors of Biogen-Idec Inc., Neoprobe Inc., PreScience Labs Inc., and DLVR, Inc., each of which are life sciences companies. During the past five years, Dr. Rowinsky has also served on the boards of directors of Tapestry Pharmaceuticals, Inc. and Adventrx Pharmaceuticals, Inc., which are life sciences companies. Dr. Rowinsky has been an advisor to academic, industrial and FDA advisory boards and has more than 300 peer-reviewed publications. Dr. Rowinsky received his B.A. from New York University and his M.D. from

Vanderbilt University School of Medicine. Based on Dr. Rowinsky’s service on boards of directors in the biotechnology and pharmaceutical industries and his extensive experience and background in oncology, our board of directors believes that Dr. Rowinsky has the appropriate set of skills to serve as a member of the board.

David J. Barrett has served as a member of our board of directors since May 2011. Since July 2010, Mr. Barrett has served as the chief financial officer of Ventrus Biosciences, Inc., a pharmaceutical company focused on the late-stage clinical development of gastrointestinal products. From April 2006 to September 2009, Mr. Barrett served as chief financial officer of Neuro-Hitech, Inc., a publicly traded company focused on developing, marketing and distributing branded and generic pharmaceutical products. From September 2003 to April 2006, Mr. Barrett was the chief financial officer/vice president of finance of Overture Asset Managers and Overture Financial Services, which, at the time, was a start-up asset management firm that assembled investment products and platforms to distribute turnkey and unbundled investment solutions to financial intermediaries and institutional investors. From July 1999 to September 2003, Mr. Barrett was employed as a manager at Deloitte & Touche, LLP. Mr. Barrett received his B.S. in accounting and economics in May of 1998 and his M.S. in accounting in May of 1999 from the University of Florida. He is a certified public accountant. Based on Mr. Barrett’s management experience, particularly in areas of finance and investment management, our board of directors believes that Mr. Barrett has the appropriate set of skills to serve as a member of the board.

Jimmie Harvey, Jr., M.D. has served as a member of our board of directors since December 2008. Dr. Harvey in 1984 founded Birmingham Hematology and Oncology Associates L.L.C., a private medical company located in Birmingham, Alabama. Dr. Harvey has experience in clinical trial execution and management and has recently been a principal investigator in two trials, one investigating a novel monoclonal antibody and the other a small molecule used to treat immunologic malignancies. Dr. Harvey holds a B.A. degree in Chemistry from Emory University and received his M.D. from Emory University School of Medicine. Dr. Harvey completed his medical oncology training at the Vincent T. Lombardi Cancer Center at Georgetown University. Based on Dr. Harvey’s medical background, including his oncology expertise, our board of directors believes that Dr. Harvey has the appropriate set of skills to serve as a member of the board.

J. Jay Lobell has served as a member of our board of directors since June 2006. Mr. Lobell is president of Meridian Capital Group, LLC, a commercial real estate mortgage company, which he joined as a senior officer in January 2010. Mr. Lobell also is a founder of, and since December 2009 has served as vice chairman of, Beech Street Capital, LLC, a real estate lending company. Since January 2005, Mr. Lobell has served as president and chief operating officer of Paramount Biosciences, LLC (“PBS”), a biotechnology investment and development company. In that capacity, he had substantial responsibility for the assembly and oversight of companies founded and incubated by PBS, including Coronado and Asphelia. Mr. Lobell previously has served on the board of directors of NovaDel Pharma Inc., Innovive Pharmaceuticals, Inc. and ChemRx Corporation. Mr. Lobell was a partner in the law firm Covington & Burling LLP from October 1996 through January 2005, where he advised companies and individuals as a member of the firm’s securities litigation and white collar defense practice group. Mr. Lobell received his B.A. (summa cum laude, Phi Beta Kappa) from the City University of New York and his J.D. from Yale Law School, where he was senior editor of the Yale Law Journal. Based on Mr. Lobell’s biotechnology, legal and financial experience, as well as his in-depth understanding of drug commercialization and corporate governance, our board of directors believes that Mr. Lobell has the appropriate set of skills to serve as a member of the board.

Michael W. Rogers has served as a member of our board of directors since May 2011. Since June 2009, Mr. Rogers has served as the executive vice president, chief financial officer and treasurer of BG Medicine, Inc., a life sciences company focused on the discovery, development, and commercialization of novel diagnostic tests. Prior to joining BG Medicine, Inc. and since 1999, Mr. Rogers held the position of executive vice president, chief financial officer and treasurer at Indevus Pharmaceuticals, Inc., a specialty pharmaceuticals company, which was acquired by Endo Pharmaceuticals in 2009. In 1998, Mr. Rogers was executive vice president and chief financial and corporate development officer at Advanced Health Corporation, a publicly-traded healthcare information technology company. From 1995 to 1997, he was vice president, chief financial officer and treasurer of AutoImmune, Inc., a publicly-traded biopharmaceutical company. From 1994 to 1995, Mr. Rogers was vice president, investment banking at Lehman Brothers, Inc. From 1990 to 1994, he was associated with PaineWebber, Inc., serving most recently as vice president, investment banking division. Mr. Rogers serves as a director of pSivida, Inc., a publicly-traded medical device company. Mr. Rogers received an M.B.A. from the Darden School at the University of Virginia and a B.A. from Union College. Based on Mr. Rogers’s management experience, particularly in areas of finance and corporate development, our board of directors believes that Mr. Rogers has the appropriate set of skills to serve as a member of the board.

Lindsay A. Rosenwald, M.D. has served as a member of our board of directors since October 2009. Since November 2008, Dr. Rosenwald has served as Co-Portfolio Manager & Partner of Opus Point Partners, LLC (“Opus”), an asset management and broker dealer in the life sciences industry. Prior to that, from August 1991 to October 2008, he served as the Chairman of Paramount BioCapital, Inc. (“PBC”). Over the last 23 years, Dr. Rosenwald has acted as a biotechnology entrepreneur and been instrumental in the founding and recapitalization of numerous public and private biotechnology and life sciences companies. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine. Based on Dr. Rosenwald’s biotechnology and pharmaceutical industry experience and in-depth understanding of our business, our board of directors believes that Dr. Rosenwald has the appropriate set of skills to serve as a member of the board.

Director Independence

Board Leadership Structure

Our board of directors has a chairman, Dr. Cooper, who has authority, among other things, to call and preside over board meetings to set meeting agendas and to determine materials to be distributed to the board of directors. Accordingly, the chairman has substantial ability to shape the work of the board of directors. We believe that separation of the positions of chairman and chief executive officer reinforces the independence of the board in its oversight of our business and affairs. In addition, we believe that having a separate board chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the board of directors to monitor whether management’s actions are in the best interests of us and our stockholders. As a result, we believe that having a separate board chairman can enhance the effectiveness of the board of directors as a whole.

Role of the Board in Risk Oversight

Our audit committee is primarily responsible for overseeing our risk management processes on behalf of the full board of directors. The audit committee receives reports from management at least quarterly regarding our assessment of risks. In addition, the audit committee reports regularly to the full board of directors, which also considers our risk profile. The audit committee and the full board of directors focus on the most significant risks we face and our general risk management strategies. While the board oversees our risk management, management is responsible for day-to-day risk management processes. Our board of directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the audit committee and the board of directors. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our board leadership structure, which also emphasizes the independence of the board in its oversight of its business and affairs, supports this approach.

Board Committees

In July 2011, our board of directors established an audit committee comprised of Messrs. Rogers, Barrett and Lobell, each of whom is a non-employee member of the board of directors. Mr. Rogers serves as the chair of the audit committee. The audit committee operates under a charter approved by our board.

The functions of the audit committee include, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	reviewing our annual and quarterly financial statements and reports and discussing the statements and reports with our independent auditors and management;

•

reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation, and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC will require in our annual proxy statement;

•	reviewing and providing oversight with respect to any related party transactions and monitoring compliance with a code of ethics that we will adopt;

•	reviewing our investment policy on a periodic basis; and

•	reviewing and evaluating, at least annually, the performance of the audit committee, including compliance of the audit committee with its charter.

Our board of directors has determined that each member of the audit committee meets the financial literacy requirements under the applicable NASDAQ Stock Market rules and that Mr. Rogers’ employment experience qualifies him as an audit committee financial expert within the meaning of SEC rules and regulations.

In September 2011, we established a compensation committee of the board originally comprised of Mr. Rogers and Drs. Cooper, Harvey and Rosenwald. Dr. Cooper served as the chair of the compensation committee. The compensation committee operates under a charter approved by our board. In December 2011, in connection with the listing of our shares of common stock on the NASDAQ Capital Market, or NASDAQ, Dr. Cooper resigned from the compensation committee and Mr. Rogers was appointed chair of the compensation committee.

The functions of the compensation committee include, among other things:

•

reviewing our corporate goals and objectives relevant to our executives’ compensation, evaluating the executives’ performance in light of such goals and objectives and determining, either as a committee or together with the other independent directors, executive compensation levels based on such evaluations;

•	reviewing and making recommendations to the Board with respect to non-executive officer compensation and independent director compensation;

•	administering our incentive compensation and equity-based plans;

•	preparing the report that the SEC will require in our annual proxy statement and Form 10-K; and

•	reviewing and evaluating, at least annually, the performance of the compensation committee, and the adequacy of its charter.

In September 2011, we established a nominating and corporate governance committee of the board originally comprised of Mr. Lobell and Drs. Cooper, Rowinsky and Rosenwald. Mr. Lobell serves as the chair of the nominating and corporate governance committee. The nominating and corporate governance committee operates under a charter approved by our board. In December 2011, in connection with the listing of our shares of common stock on NASDAQ, Drs. Cooper and Rowinsky resigned from the nominating and corporate governance committee.

The functions of the nominating and corporate governance committee include, among other things:

•	making recommendations to the Board regarding the size and composition of the Board;

•	establishing procedures for the nomination process and screening and recommending candidates for election to the Board;

•	establishing and administering a periodic assessment procedure relating to the performance of the Board as a whole and its individual members; and

•	making recommendations to the Board regarding corporate governance matters and practices, including formulating and periodically reviewing corporate governance guidelines to be adopted by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that during the prior fiscal year, all of our executive officers and directors and every person who is directly or indirectly the beneficial owner of more than 10% of any class of our security complied with the filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We adopted a Code of Ethics in September 2011 that applies to all directors, officers and employees. Our Code of Ethics is available on our website at www.coronadobiosciences.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 15 New England Executive Park, Burlington, MA 01803.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our named executive officers. To date, executive compensation decisions have been made by the entire board of directors considering the evaluation and recommendations of our compensation committee. In September 2011, we established a compensation committee of the board that is responsible for creating and reviewing the compensation of our executive officers, as well as overseeing our compensation and benefit plans and policies and administering our equity incentive plans.

Compensation Philosophy

We believe in providing a competitive total compensation package to our executive management team through a combination of base salary, discretionary bonuses, grants under an equity incentive compensation plan, severance and change in control benefits and broad-based benefits programs. Our executive compensation programs are designed to achieve the following objectives:

•	attract, motivate and retain executives of outstanding ability and potential;

•	reward achievement; and

•	ensure that executive compensation is meaningfully related to the creation of stockholder value.

Our board of directors believes that our executive compensation programs should include short- and long-term components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations. The board evaluates both performance and compensation to make sure that the compensation provided to executives remains competitive relative to compensation paid by companies of similar size and stage of development operating in the life sciences industry, taking into account our relative performance and our own strategic objectives.

Setting Executive Compensation

We have historically conducted a review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. As a private company, we have based this review primarily on the experience of the members of our board of directors, many of whom sit on the boards of directors of numerous companies in the life sciences and healthcare fields. It is expected that in the future, our compensation committee will take into account publicly available data relating to the compensation practices and policies of other companies within and outside our industry. Although we expect the compensation committee to use such survey data as a tool in determining executive compensation, we expect that members of the compensation committee will continue to apply their subjective discretion to make compensation decisions. Our board has not yet determined to benchmark executive compensation against any particular group of companies or use a formula to set executive compensation in relation to such survey data.

Elements of Executive Compensation

The compensation program for our executive officers consists principally of three components:

•	base salary;

•	annual discretionary bonuses; and

•	long-term compensation in the form of stock options or other equity-based awards.

Base Salary

Base salaries for our executives are initially established through arm’s-length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience, prior salary, the scope of his or her responsibilities, and competitive market compensation paid by other companies for similar positions within the industry. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In making decisions regarding salary increases, we may also draw upon the experience of members of our board of directors with other companies. The board of directors has not previously applied specific formulas to determine increases, although it has generally awarded increases as a percentage of an executive officer’s then-current base salary. This strategy is consistent with our intent of offering base salaries that are cost-effective while remaining competitive.

We hired Glenn L. Cooper, M.D., to serve as our executive chairman in July 2010. Initially, Dr. Cooper was compensated as a consultant for a monthly fee of $25,000. This amount was determined as part of the negotiation of Dr. Cooper’s compensation, conducted on our behalf by Dr. Rosenwald and our former chief executive officer and approved by the board of directors. In April 2011, Dr. Cooper’s consulting arrangement was transitioned into an employment arrangement and his annual base salary of $300,000 was approved by the board of directors at that time.

We hired our former executive vice president, chief operating officer, chief financial officer, Gary G. Gemignani, in May 2010. Mr. Gemignani’s base salary for 2010 was set at $350,000, which was determined as part of the negotiation of Mr. Gemignani’s employment agreement, conducted on our behalf by Dr. Tesi and approved by the board of directors. In February 2011, our board of directors approved a 2% increase to the base salary of Mr. Gemignani, based on increased responsibilities in the absence of a full time chief executive officer and audit oversight responsibilities. In May 2011, Mr. Gemignani’s title was changed to vice president of special projects, pending the termination of his employment at the end of June 2011.

In June 2010, our board of directors approved an increase to the base salary of our then-chief executive officer, Raymond J. Tesi, M.D., as part of the negotiation of an amended and restated employment agreement with Dr. Tesi. The annual base salary for Dr. Tesi was increased from $350,000 to $420,000 based on a reallocation of the percentage of his total compensation from discretionary bonus to annual salary. Dr. Tesi’s employment was terminated in September 2010.

We hired Bobby W. Sandage, Jr., Ph.D. to serve as our president and chief executive officer in April 2011. Dr. Sandage’s annual base salary for 2011 was set at $375,000. This salary was determined as part of the negotiation of Dr. Sandage’s employment agreement, which was conducted by Dr. Cooper on our behalf and approved by the board of directors. In approving the salary, the board considered Dr. Sandage’s requested salary and the salaries of other members of the management team. Dr. Sandage’s salary was most similar to that of Dr. Tesi, reflective of the fact that Dr. Sandage succeeded Dr. Tesi as our president and chief executive officer. In February 2012, Dr. Sandage’s base salary was increased to $395,000.

We hired Noah D. Beerman to serve as our executive vice president and chief operating officer in September 2011. Mr. Beerman’s base salary for 2011 was set at $325,000. This salary was determined as part of the negotiation of Mr. Beerman’s employment agreement, which was conducted by Drs. Cooper and Sandage on our behalf and approved by the board of directors. In approving the salary, the board considered Mr. Beerman’s requested salary and the salaries of other members of the management team. Mr. Beerman’s salary was most similar to that of Mr. Gemignani, reflective of the fact that Mr. Beerman succeeded to much of Mr. Gemignani’s responsibilities as chief operating officer. In February 2012, Mr. Beerman’s base salary was increased to $328,000.

We hired Lucy Lu, M.D. to serve as our executive vice president and chief financial officer in February 2012. Dr. Lu’s base salary for 2012 was set at $300,000. This salary was determined as part of the negotiation of Dr. Lu’s employment agreement, which was conducted by Dr. Sandage on our behalf and approved by the board of directors. In approving the salary, the board considered Dr. Lu’s requested salary and the salaries of other members of the management team.

We hired Karin M. Hehenberger, M.D., Ph.D. to serve as our senior vice president of scientific affairs in December 2011 and appointed Dr. Hehenberger executive vice president and chief medical officer on April 19, 2012. Dr. Hehenberger’s base salary for 2012 was set at $300,000. This salary was determined as part of the negotiation of Dr. Hehenberger’s employment agreement, which was conducted by Dr. Sandage on our behalf and approved by the board of directors. In approving the salary, the board considered Dr. Hehenberger’s requested salary and the salaries of other members of the management team.

We hired Dale Ritter to serve as our senior vice president, finance, chief accounting officer and acting chief financial officer in May 2011. Mr. Ritter’s base salary for 2011 was set at $250,000. This salary was determined as part of the negotiation of Mr. Ritter’s employment agreement, which was conducted by Drs. Cooper and Sandage on our behalf and approved by the board of directors. In approving the salary, the board considered Mr. Ritter’s requested salary and the salaries of other members of the management team. Mr. Ritter’s salary was most similar to that of Mr. Gemignani, reflective of the fact that Mr. Ritter succeeded to much of Mr. Gemignani’s responsibilities, while taking in account the fact this his role as acting chief financial officer is temporary until such time as we retain a full time chief financial officer. In February 2012, Mr. Ritter’s base salary was increased by the board of directors to $275,000.

Discretionary Bonuses

In addition to the payment of base salaries, we believe that discretionary bonuses can play an important role in providing appropriate incentives to our executives to achieve our strategic objectives. As part of the annual performance reviews, the board of directors has in the past, and the compensation committee will, in the future, review and analyze each executive officer’s overall performance against such executive’s goals as approved by the compensation committee. Dr. Sandage, Mr. Beerman, Dr. Lu, Dr. Hehenberger and Mr. Ritter are eligible for a maximum discretionary bonus of 50%, 45%, 40%, 40% and 40%, respectively, of their respective salaries pursuant to the terms of their employment agreements. In addition, Dr. Sandage is eligible for additional bonuses of $137,500, $125,000, $250,000, and $500,000 based on milestones tied to reaching a market capitalization of $125 million, $250 million, $500 million and $1 billion, respectively. Mr. Beerman and Dr. Lu are also eligible for additional discretionary bonuses of $46,875, $93,750, $187,500, and $375,000 based on milestones tied to reaching a market capitalization of $125 million, $250 million, $500 million and $1 billion, respectively. Our executive chairman, Dr. Cooper, is not generally eligible for a discretionary bonus.

Following the end of 2010, our board of directors reviewed the annual performance of Mr. Gemignani, the only executive officer eligible for a discretionary bonus, as well as our overall performance and approved the payment of a discretionary bonus to Mr. Gemignani in the amount of $175,000. Such discretionary bonus was paid in cash in 2011 and was provided in order to continue to motivate the executive to achieve our financial and business objectives and was paid in part based on achievements made by the executive and by us during 2010.

Long-term Incentive Program

We believe that by providing our executives the opportunity to increase their ownership of our stock, the best interests of stockholders and executives will be more aligned and we will encourage long-term performance. The stock awards enable our executive officers to participate in the appreciation of the value of our stock, while personally participating in the risks of business setbacks. We have not adopted stock ownership guidelines and our stock incentive plan has provided our executive officers a means to acquire equity or equity-linked interests in our company. We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. Authority to make equity grants to executive officers rests with our board of directors, which considers the recommendations of the executive chairman and the chief executive officer for officers other than themselves, and will in the future take into account recommendation of the compensation committee.

We have granted equity awards primarily through our 2007 Stock Incentive Plan (the “2007 plan”), which was adopted by our board of directors and stockholders to permit the grant of stock options, stock bonuses and restricted stock to our officers, directors, employees and consultants. The material terms of our 2007 plan are further described under “2007 Stock Incentive Plan” below.

In 2010, certain named executive officers were awarded stock options under the 2007 plan in the amounts indicated in the section below entitled “Grants of Plan-Based Awards.” The awards were reviewed for consistency internally among the management team and were determined by members of the board of directors to be consistent with other companies in which the members have experience.

In October 2010, as part of the long-term equity incentive program described above, our board of directors awarded Dr. Cooper, Dr. Tesi and Mr. Gemignani stock options under the 2007 plan in the aggregate amounts of 290,235, 144,120 and 200,000 shares, respectively.

In February 2011, Mr. Gemignani was awarded an additional option to purchase 25,000 shares of our common stock under the 2007 plan. The number of shares was approved by the board. In approving the number of shares, the board considered Mr. Gemignani’s increased level of responsibilities described above.

Dr. Sandage was awarded an option in April 2011 to purchase 300,000 shares of our common stock under the 2007 plan in connection with the commencement of his employment. The number of shares was determined as part of the negotiation of his overall employment package and was approved by our board of directors. In approving the number of shares, the board considered the number of shares requested by Dr. Sandage and the equity ownership of other members of our management team.

Mr. Beerman was awarded an option to purchase 225,000 shares of our common stock under the 2007 plan in connection with the commencement of his employment in September 2011. The number of shares was determined as part of the negotiation of his overall employment package and was approved by our board of directors. In approving the number of shares, the board considered the number of shares requested by Mr. Beerman and the equity ownership of other members of our management team.

Dr. Lu was awarded an option to purchase 225,000 shares of our common stock under the 2007 plan in connection with the commencement of her employment in February 2012. The number of shares was determined as part of the negotiation of her overall employment package and was approved by our board of directors. In approving the number of shares, the board considered the number of shares requested by Dr. Lu and the equity ownership of other members of our management team.

Dr. Hehenberger was awarded an option to purchase 100,000 shares of our common stock under the 2007 plan in connection with the commencement of her employment in December 2011 and was awarded an option to purchase 125,000 shares of our common stock under the 2007 plan in connection with her appointment as executive vice president and chief medical officer on April 19, 2012. The number of shares was determined as part of the negotiation of her overall employment packages and was approved by our board of directors. In approving the number of shares, the board considered the number of shares requested by Dr. Hehenberger and the equity ownership of other members of our management team.

Mr. Ritter was awarded an option to purchase 120,000 shares of our common stock under the 2007 plan in connection with the commencement of his employment in May 2011. The number of shares was determined as part of the negotiation of his overall employment package and was approved by our board of directors. In approving the number of shares, the board considered the number of shares requested by Mr. Ritter and the equity ownership of other members of our management team. In February 2012, Mr. Ritter was awarded an option to purchase an additional 30,000 shares of our common stock under the 2007 plan.

In the absence of a public trading market for our common stock at the time of the grants described above prior to November 2011, the board of directors determined the fair market value of our common stock in good faith based upon consideration of a number of relevant factors including the status of development efforts, financial status and market conditions and valuations obtained from an independent valuation firm. The options granted to Dr. Lu and Mr. Ritter in February 2012 and Dr. Hehenberger in December 2011 and April 2012 were granted at the fair market value of our common stock, which was determined based on the closing price of our shares on Nasdaq on the date of grant.

All option grants typically vest over three years, with one third of the shares subject to the stock option vesting on each annual anniversary of the vesting commencement date. All options have a 10-year term. Additional information regarding accelerated vesting upon or following a change in control is discussed below under “Potential Payments Upon Termination or Change in Control.”

Executive Employment Agreements

We entered into employment agreements with Dr. Cooper and Dr. Sandage in April 2011, with Mr. Ritter in May 2011, with Mr. Beerman in September 2011, with Dr. Lu in February 2012 and with Dr. Hehenberger in April 2012. The employment agreements provide for at-will employment, base salary, incentive bonuses, standard employee benefit plan participation and recommendations for initial stock option grants. The employment agreements were each subject to execution of standard proprietary information and invention agreements and proof of identity and work eligibility in the United States. Prior to his employment agreement, Dr. Cooper was party to a consulting agreement with us, which was entered into in August 2010.

Dr. Sandage, Mr. Beerman, Dr. Lu, Dr. Hehenberger and Mr. Ritter are each entitled to severance and change in control benefits pursuant to their employment, the terms of which are described below under “Potential Payments Upon Termination or Change in Control.” We believe that these severance and change in control benefits help us from a retention standpoint and they are particularly necessary in an industry, such as ours, where there has been market consolidation. We believe that they help these executive officers maintain continued focus and dedication to their assigned duties to maximize stockholder value if there is a change in control. We believe that these severance and change in control benefits are an essential element of our overall executive compensation package. Dr. Cooper is not entitled to severance or change in control benefits.

Perquisites

From time to time our board of directors has provided certain of our named executive officers with perquisites that the board believes are reasonable. We do not view perquisites as a significant element of comprehensive compensation structure, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for executive officers in appropriate circumstances, and we may consider providing additional perquisites in the future. All future practices regarding perquisites will be approved and subject to periodic review by the compensation committee.

Other Compensation

Consistent with our compensation philosophy, we intend to continue to maintain the current benefits for executive officers which are also available to our other employees; however, the compensation committee, in its discretion, may in the future revise, amend or add to the benefits of any executive officer if it deems it advisable.

Deductibility of Compensation under Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986 limits our deduction for federal income tax purposes to not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation.” We have not yet established a policy for determining which forms of incentive compensation awarded to our executive officers will be designed to qualify as “performance-based compensation.” To maintain flexibility in compensating executive officers in a manner designed to promote our objectives, the board of directors has not adopted a policy that requires all compensation to be deductible. However, it is expected that the compensation committee will evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant in the future and that future compensation will be provided in a manner consistent with our best interests and those of our stockholders.

Risk Analysis of our Compensation Plans

Our board of directors has reviewed our compensation policies as generally applicable to our employees and believes that the policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. The design of our compensation policies and programs encourage the employees to remain focused on both short-and long- term goals. For example, while our cash bonus plans measure performance on an annual basis, the equity awards typically vest over a number of years, which we believe encourages employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking.

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2010 and 2011 to our principal executive officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Form 10-K/A.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)		All Other Compensation	Total
Glenn L. Cooper, M.D. Executive Chairman, Director (2)	2011 2010	$225,000	$—	$	— 453,695	$97,500 137,500	$322,500 591,195

Bobby W. Sandage, Jr., Ph.D. President and Chief Executive Officer, Director (3)	2011	284,135	140,000		257,280	133,929	815,345

Noah D. Beerman Executive Vice President and Chief Operating Officer (4)	2011	87,500	36,000		484,425		607,925

Gary Gemignani Former Executive Vice President, Chief Operating Officer, Chief Financial Officer (5)	2011 2010	177,625 211,458	— 175,000		36,500 312,640	295,212 —	509,337 699,098

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. One-third of the shares subject to each of the options granted to our named executive officers vest on each anniversary of the grant date such that all of the shares subject to the options will be vested three years after such date.
(2)	Dr. Cooper became our executive chairman in July 2010 and “All Other Compensation” amounts are compensation that Dr. Cooper earned pursuant to a consulting agreement with us. Initially, Dr. Cooper was compensated as a consultant for a monthly fee of $25,000. Dr. Cooper’s 2010 “Option Awards” and “All Other Compensation” in 2010 and $75,000 in 2011 was paid to Dr. Cooper pursuant to the consulting arrangement. In April 2011, Dr. Cooper’s consulting arrangement was transitioned into an employment arrangement at an annual base salary of $300,000. Also included in Dr. Cooper’s “All Other Compensation” in 2011 was $22,500 of director compensation earned by Dr. Cooper.
(3)	Dr. Sandage’s bonus represents the amount awarded for 2011 and paid in 2012. “All Other Compensation” for Dr. Sandage includes $130,321 related to reimbursement of moving expenses Dr. Sandage owed his prior employer pursuant to his termination of employment and $3,608 for reimbursement of life insurance premiums provided for in Dr. Sandage’s employment agreement.
(4)	Mr. Beerman’s bonus represents the amount awarded for 2011 and paid in 2012.
(5)	Mr. Gemignani served as our executive vice president, chief operating officer and chief financial officer from May 2010 to May 2011. Mr. Gemignani ceased serving as our principal financial and accounting officer in May 2011 when Mr. Ritter joined us. Mr. Gemignani’s salary represents amounts paid to him during his employment and included in “All Other Compensation” is $267,750 paid pursuant to his separation agreement and $27,462 of vacation accrued to his separation date.

Potential Payments Upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s employment terminates, the named executive officer is entitled to receive amounts earned during his term of employment, including salary and unused vacation pay. In addition, each of our named executive officers, other than Dr. Cooper, that are currently employed by us is entitled to severance and change in control benefits described below.

We entered into an employment agreement with Dr. Tesi, our former president and chief executive officer, in June 2010, which superseded a prior employment agreement between Dr. Tesi and us. In January 2011, in connection with the termination of Dr. Tesi’s employment in September 2010, we entered into a separation agreement with Dr. Tesi entitling him to severance benefits. The terms of Dr. Tesi’s separation agreement supersede the terms of his employment agreement. The separation agreement provides that, in exchange for Dr. Tesi’s full release of claims against us, he was entitled to: (i) salary continuation for six months following the effectiveness of the release of claims and (ii) acceleration of vesting for one-third of the options held by him at the time of separation.

We entered into an employment agreement with Mr. Gemignani, our former executive vice president, chief operating officer, chief financial officer, in June 2010. In connection with the termination of Mr. Gemignani’s employment in June 2011, we entered into a separation agreement with Mr. Gemignani entitling him to severance benefits. The terms of Mr. Gemignani’s separation agreement supersede the terms of his employment agreement. The separation agreement provides that, in exchange for Mr. Gemignani’s full release of claims against us, he was entitled to: (i) salary continuation for six months following termination and the effectiveness of the release of claims, (ii) a one-time payment of $89,250, which represented a prorated bonus amount for 2011, (iii) acceleration of vesting for one-third of the options held by him at the time of separation, and (iv) extension of the post-termination exercise period of the accelerated options from three months to six months.

In April 2011, we entered into an employment agreement with Dr. Sandage, our president and chief executive officer, which provides if we terminate Dr. Sandage without cause or he resigns for good reason, he will be entitled to: (i) severance payments at a rate equal to his base salary then in effect for a period of one year following his termination date and (ii) accelerated vesting of one-third of his stock option shares. In addition, if Dr. Sandage is terminated without cause within six months following a change in control, 100% of the shares subject to options and other equity awards granted to him will fully vest as of the date of his execution of a release in connection with such termination. Cause is defined as (a) his willful failure, disregard or refusal to perform his material duties or obligations under the employment agreement which, to the extent it is curable by Dr. Sandage, is not cured within thirty (30) days after we give written notice to him; (b) any willful, intentional or grossly negligent act having the effect of materially injuring (whether financially or otherwise) the business or reputation of us or any of our affiliates; (c) willful misconduct by him with respect to any of the material duties or obligations under the employment agreement, including, without limitation, willful insubordination with respect to lawful directions received from the board of directors which, to the extent it is curable by Dr. Sandage, is not cured within thirty (30) days after we give written notice to him; (d) indictment of any felony involving moral turpitude (including entry of a nolo contendere plea); (e) the determination, after a reasonable and good-faith investigation by us, that he engaged in some form of harassment or discrimination prohibited by law (including, without limitation, age, sex or race harassment or discrimination), unless the actions were specifically directed by the board of directors; (f) material misappropriation or embezzlement of the property of us or our affiliates (whether or not a misdemeanor or felony); or (g) a material breach of any of the provisions of the employment agreement, of any company policy, and/or of his proprietary information and inventions agreement. Good reason is defined as (x) a material reduction of Dr. Sandage’s base salary unless such reduction occurs in connection with a company-wide decrease in executive compensation, (y) a material breach of the employment agreement by us; or (z) a material adverse change in his duties, authority, or responsibilities relative to his duties, authority, or responsibilities in effect immediately prior to such reduction.

In May 2011, we entered into an employment agreement with Mr. Ritter, our senior vice president, finance, chief accounting officer and then-acting chief financial officer, which provides if we terminate Mr. Ritter without cause or he resigns for good reason, he will be entitled to: (i) severance payments at a rate equal to his base salary then in effect for a period of six months following his termination date and (ii) accelerated vesting of one-third of his stock option shares. In addition, if Mr. Ritter is terminated without cause within six months following a change in control, he will be entitled to an additional six months of severance payments (for a total of 12 months) and 100% of the shares subject to options and other equity awards granted to him will fully vest as of the date of his execution of a release in connection with such termination. Cause and good reason are defined as they are for Dr. Sandage and described in the preceding paragraph.

In September 2011, we entered into an employment agreement with Mr. Beerman, our executive vice president and chief operating officer, which provides if we terminate Mr. Beerman without cause or he resigns for good reason, he will be entitled to: (i) severance payments at a rate equal to his base salary then in effect for a period of six months following his termination date and (ii) accelerated vesting of one-third of his stock option shares. In addition, if Mr. Beerman is terminated without cause within six months following a change in control, he will be entitled to an additional six months of severance payments (for a total of 12 months) and 100% of the shares subject to options and other equity awards granted to him will fully vest as of the date of his execution of a release in connection with such termination. Cause and good reason are defined as they are for Dr. Sandage and described above.

In February 2012, we entered into an employment agreement with Dr. Lu, our executive vice president and chief financial officer, which provides if we terminate Dr. Lu without cause or she resigns for good reason, she will be entitled to: (i) severance payments at a rate equal to her base salary then in effect for a period of six months following her termination date and (ii) accelerated vesting of one-third of her stock option shares. In addition, if Dr. Lu is terminated without cause within six months following a change in control, she will be entitled to an additional six months of severance payments (for a total of 12 months) and 100% of the shares subject to options and other equity awards granted to her will fully vest as of the date of her execution of a release in connection with such termination. Cause and good reason are defined as they are for Dr. Sandage and described above.

In April 2012, we entered into an employment agreement with Dr. Hehenberger, our executive vice president and chief medical officer, which provides if we terminate Dr. Hehenberger without cause or she resigns for good reason, she will be entitled to: (i) severance payments at a rate equal to her base salary then in effect for a period of six months following her termination date and (ii) accelerated vesting of one-third of her stock option shares. In addition, if Dr. Hehenberger is terminated without cause within six months following a change in control, she will be entitled to an additional six months of severance payments (for a total of 12 months) and 100% of the shares subject to options and other equity awards granted to her will fully vest as of the date of her execution of a release in connection with such termination. Cause and good reason are defined as they are for Dr. Sandage and described above.

We have routinely granted and will continue to grant our named executive officers stock options under the 2007 plan. For a description of the change in control provisions in such equity incentive plan applicable to these stock options, see “—Equity Incentive Plans—2007 Stock Incentive Plan” below.

The following table sets forth potential payments payable to our named executive officers upon a termination of employment without cause or resignation for good reason or termination of employment without cause or resignation for good reason following a change in control. The table below reflects amounts payable to our executive officers assuming their employment was terminated on December 31, 2011 and, if applicable, a change in control also occurred on such date.

	Upon Termination without Cause or Resignation for Good Reason— No Change in Control			Upon Termination without Cause or Resignation for Good Reason— Change in Control
Name	Cash Severance	Value of Accelerated Vesting (1)	Total	Cash Severance	Value of Accelerated Vesting (1)	Total
Glenn L. Cooper, M.D.	$—	$—	$—	$—	$—	$—
Bobby W. Sandage, Jr., Ph.D. (2)	375,000	457,000	832,000	375,000	1,371,000	1,746,000
Noah D. Beerman (3)	162,500	266,250	428,750	325,000	798,750	1,123,750

(1)	The value of accelerated vesting is equal to $6.50 per share, the closing price per share of our common stock as quoted on NASDAQ on December 30, 2011 for the purposes hereof, multiplied by the number of shares subject to accelerated vesting, less the stock option exercise price.
(2)	Dr. Sandage’s employment agreement provides that: (a) if he is terminated without cause or resigns for good reason, not in connection with a change in control, he will receive 12 months of salary continuation and accelerated vesting of 1/3 of the number of options outstanding and (b) if he is terminated without cause or resigns for good reason within six months following a change in control, he will receive 12 months of salary continuation and accelerated vesting of 100% of the number of options outstanding.

(3)	Mr. Beerman’s employment agreement provides that: (a) if he is terminated without cause or resigns for good reason, not in connection with a change in control, he will receive six months of salary continuation and accelerated vesting of 1/3 of the number of options outstanding and (b) if he is terminated without cause or resigns for good reason within six months following a change in control, he will receive 12 months of salary continuation and accelerated vesting of 100% of the number of options outstanding.

Grants of Plan-Based Awards

All stock options granted to our named executive officers are incentive stock options to the extent permissible under the Code. The exercise price per share of each stock option granted to our named executive officers was equal to the fair market value of our common stock as determined in good faith by our board of directors taking into consideration independently-prepared valuation reports on the date of the grant. All stock options were granted under the 2007 plan.

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for 2011.

Name	Grant Date	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/ share) (1)	Grant date fair value of option awards (2)
Bobby W. Sandage, Jr., Ph.D.	4/14/2011	300,000	$1.93	$257,280
Noah D. Beerman	9/26/2011	225,000	2.95	484,425
Gary Gemignani	2/12/2011	25,000	1.37	36,500

(1)	Represents the per share fair market value of our common stock, as determined in good faith by our board of directors on the grant date.
(2)	Amounts listed represent the aggregate fair value amount computed as of the grant date of each option and award during 2010 in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14, Stock-Based Compensation, of the Notes to the Financial Statements. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our common stock is great than the exercise price of such stock options.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date (1)
Bobby W. Sandage, Jr., Ph.D.	300,000	—	$1.93	4/12/2021
Noah D. Beerman	225,000	—	2.95	9/25/2011
Glenn L. Cooper	193,490	96,745	1.37	10/4/2020

(1)	1/3rd of the total of number of shares subject to each option vest on each annual anniversary of the applicable grant.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2011. Mr. Gemignani exercised options to purchase 75,000 shares in 2011.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Non-Qualified Deferred Compensation

None of our named executive officers participate in or have account balances in qualified or non-qualified defined contribution plans or other nonqualified compensation plans sponsored by us.

Equity Incentive Plans

2007 Stock Incentive Plan

Our board of directors adopted and our stockholders approved our 2007 plan in June 2007 and January 2008, respectively. As of December 31, 2011, 138,040 shares of common stock have been issued under the 2007 plan pursuant to the exercise of options, 1,517,960 shares, net of cancellations, of common stock were issued as restricted stock awards under the 2007 plan, 1,952,110 options to purchase shares of common stock, net of cancellations, were granted and options to purchase an aggregate of 1,814,070 shares of common stock were outstanding.

The purpose of the 2007 plan is to provide us with the flexibility to use shares, cash, options or other awards based on our common stock as part of an overall compensation package to provide performance-based compensation to attract and retain qualified personnel. We believe that awards under the 2007 plan may serve to broaden the equity participation of key employees and further link the long-term interests of management and stockholders. Awards under the 2007 plan may include shares, cash, options, stock appreciation rights, or a similar right with a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions. Such awards include, without limitation, options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative.

There are 6,000,000 shares of common stock reserved for issuance under the 2007 plan, of which 2,529,930 shares were available for issuance as of December 31, 2011.

Administration

The 2007 plan is administered by our board of directors or a committee designated by the board of directors. With respect to grants of awards to our officers or directors, the 2007 plan is administered by our board of directors or a designated committee in a manner that permits such grants to be exempt from Section 16(b) of the Exchange Act. Grants of awards to covered employees as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), will be made only by a committee comprised solely of two or more directors eligible to serve on a committee making awards. The board of directors has the full authority to select recipients of the grants, determine the extent of the grants, establish additional terms, conditions, rules or procedures to accommodate rules or laws of applicable non-U.S. jurisdictions, adjust awards and to take any other action deemed appropriate; however, no action should be taken that is inconsistent with the terms of the 2007 plan.

Available Shares

Subject to adjustment upon certain corporate transactions or events, a maximum of 6,000,000 shares of our common stock may be issued under the 2007 plan. In addition, subject to adjustment upon certain corporate transactions or events, a participant in the 2007 plan may not receive awards with respect to more than 1,000,000 shares of common stock in any year (and an additional 500,000 shares in connection with a grantee’s commencement of continuous service). Any shares covered by an award which is forfeited, canceled or expires shall be deemed to have not been issued for purposes of determining the maximum aggregate number of shares which may be issued under the 2007 plan, except that the maximum aggregate number of shares which may be issued pursuant to the exercise of incentive stock options shall not exceed 6,000,000. Shares that actually have been issued under the 2007 plan pursuant to an award shall not be returned to the 2007 plan and shall not become available for future issuance under the 2007 plan. To the extent not prohibited by the listing requirements of any established stock exchange or national market system on which our common stock may be traded and any applicable law, any shares covered by an award which are surrendered (i) in payment of the award exercise or purchase price or (ii) in satisfaction of tax withholding obligations incident to the exercise of an award shall be deemed not to have been issued for purposes of determining the maximum number of shares which may be issued pursuant to all awards under the 2007 plan, unless otherwise determined by the plan administrator.

Eligibility and Types of Awards

The 2007 plan permits us to grant stock awards, including stock options to our employees, directors and consultants and the employees, directors and consultants of PBS and its affiliates. A stock option may be an incentive stock option, within the meaning of section 422 of the Code, or a nonstatutory stock option. However, only employees may be granted incentive stock options.

Stock Options

Incentive and nonstatutory stock options are granted pursuant to option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2007 plan, provided that the exercise price of a stock option cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2007 plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of the stock options granted under the 2007 plan, up to a maximum of 10 years, except in the case of certain incentive stock options, as described below. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s relationship with us, or any of our affiliates, ceases for any reason other than disability or death, the optionholder may exercise any options vested as of the date of termination but only during the post-termination exercise period designated in the optionholder’s stock option agreement. The plan administrator may determine such other portion of the optionholder’s unvested award that may be exercised during the post-termination exercise period. The optionholder’s stock option agreement may provide that upon the termination of the optionholder’s relationship with us, for cause, the optionholder’s right to exercise its options shall terminate concurrently with the termination of the relationship. If an optionholder’s service relationship with us, or any of its affiliates, ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or beneficiary may exercise any vested options for a period of 12 months. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws or such longer period as specified in the stock option agreement but in no event beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (a) cash or check, (b) surrender of a promissory note acceptable to the plan administrator (subject to minimum interest provisions set forth in the 2007 plan) (c) a broker-assisted cashless exercise, (d) the tender of common stock previously owned by the optionholder, (e) a net exercise of the option, (f) past or future services rendered and (g) any other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Incentive stock options may be granted only to our employees. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to incentive stock options that are exercisable for the first time by an optionholder during any calendar year under the 2007 plan may not exceed $100,000. No incentive stock option may be granted to any employee who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the total combined voting power or that of any of our affiliates unless (a) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (b) the term of the incentive stock option does not exceed five years from the date of grant.

Corporate Transactions

Effective upon the consummation of a corporate transaction, all outstanding awards under the 2007 plan shall terminate. However, all such awards shall not terminate to the extent they are assumed in connection with the corporation transaction.

The plan administrator shall have the authority, exercisable either in advance of any actual or anticipated corporate transaction or change in control or at the time of an actual corporate transaction or change in control and exercisable at the time of the grant of an award under the 2007 plan or any time while an award remains outstanding, to provide for the full or partial automatic vesting and exercisability of one or more outstanding unvested awards under the 2007 plan and the release from restrictions on transfer and repurchase or forfeiture rights of such awards in connection with a corporate transaction of change in control, on such term and conditions as the plan administrator may specify. The plan administrator shall also have the authority to condition any such award vesting and exercisability or release from such limitations upon the subsequent termination of the continuous service of the holder of the award within a specified period following the effective date of the corporate transaction or change in control. The plan administrator may provide that any awards so vested or released from such limitations in connection with a change in control, shall remain fully exercisable until the expiration or sooner termination of the award. Our executive officers’ employment agreements provide for acceleration of vesting under certain conditions, see ‘Other Compensation, Potential Payments Upon Termination or Change in Control.”

Amendment and Termination

Our board of directors may amend, suspend or terminate the 2007 plan as it deems advisable, except that it may not amend the 2007 plan in any way that would adversely affect a participant with respect to an award previously granted. In addition, our board of directors may not amend the 2007 plan without stockholder approval if such approval is then required pursuant to Section 422 of the Code, the regulations promulgated thereunder or the rules of any stock exchange or similar regulatory body.

Stock Awards and Restricted Stock

A stock award consists of the transfer by us to a participant of shares of common stock. The consideration for the shares to be issued shall be determined by the plan administrator. Shares of common stock acquired pursuant to a stock award may, but need not be, subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator.

Other Awards

In the case of other awards granted under the 2007 plan, the administrator has the authority to determine the exercise or purchase price, if any.

Employee Stock Purchase Plan

On December 19, 2011, our board of directors approved the 2012 Coronado Employee Stock Purchase Plan (the “ESPP”) providing for the issuance of up to 200,000 shares of common stock to eligible employees, including our executive officers, subject to stockholder approval of the ESPP. Assuming stockholder approval of the ESPP, eligible employees can purchase our common stock at the end of a predetermined offering period at a price equal to 85% of the lesser of the fair market value at the beginning or end of the offering period. The first period commenced February 1, 2012 and will end on November 30, 2012. Thereafter, offerings will be six months in duration and will commence on December 1 and June 1 of each year. Employee contributions will be made through payroll deductions throughout the offering period and, subject to certain limitations, will be used to purchase shares at the end of each offering period. As of December 31, 2011, all the shares were available for issuance under the ESPP. The ESPP is compensatory and will result in stock-based compensation expense.

Non-Executive Director Compensation

The following table and related footnotes show the compensation paid to or accrued for the benefit of our non-executive directors during the fiscal year ended December 31, 2011.

Name	Fees Earned or paid in Cash (1)	Option Awards (2)	All Other Compensation (3)	Total
Glenn L. Cooper, M.D.	$22,500	$—	$300,000	$322,500
Eric K. Rowinsky, M.D.	17,500	—	250,000	267,500
David J. Barrett	22,500	21,345	—	43,845
Jimmie Harvey, M.D.	42,500	—	—	42,500
J. Jay Lobell	47,500	—	—	47,500
Michael W. Rogers	27,500	21,345	—	48,845
Lindsay A. Rosenwald, M.D.	45,000	—	—	45,000

(1)	Represents director and committee fees accrued in or paid for 2011.
(2)	Amounts listed represent the aggregate fair value amount computed as of the grant date of each option and award during 2010 in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14, Stock-Based Compensation, of the Notes to Financial Statements. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. The aggregate number of shares subject to Messrs. Barrett and Rogers outstanding option awards as of December 31, 2011 was 25,000 shares. 1/3 of the total of number of shares subject to this option vest on each annual anniversary of the applicable grant date for so long each of Messrs. Barrett and Rogers continue to serve on our board.
(3)	For Dr. Cooper, represents $75,000 earned and paid in 2011 pursuant to his consulting arrangement and $225,000 earned and paid pursuant to his employment arrangement; for Dr. Harvey, represents amounts earned and paid pursuant to his consulting arrangement. For Dr. Rowinsky, represents amount earned and paid in 2011 pursuant to his consulting arrangement.

In July 2010, we entered into a consulting arrangement with Dr. Cooper, one of our directors, pursuant to which Dr. Cooper was paid $25,000 per month for his services as our vice chairman. In April 2012, this consulting arrangement was transitioned into an employment arrangement pursuant to which Dr. Cooper is paid at an annual rate of $300,000.

In September 2010, we entered into a consulting agreement with Dr. Rowinsky, one of our directors, pursuant to which Dr. Rowinsky is paid at an annual rate of $250,000 for his services as our vice chairman.

In October 2010, our board of directors adopted a compensation program for our non-employee directors (“the Non-Employee Director Compensation Policy”). Pursuant to the Non-Employee Director Compensation Policy, each member of our board of directors who is not our employee and who is not otherwise receiving compensation from us pursuant to another arrangement, will receive an annual cash retainer of $30,000, payable quarterly, and will receive an initial option grant to purchase up to 25,000 shares of our common stock. Such stock options vest in three annual installments. In July 2011, the Non-Employee Director Compensation Policy was modified to include additional fees for committee participation whereby committee members and committee chairs will receive additional annual cash retainers of $5,000 and $10,000, respectively, payable quarterly. The Non-Employee Director Compensation Policy was further amended in February 2012 by providing for annual option grants.

Our amended and restated certificate of incorporation limits the liability of our directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to the corporation or its stockholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	transaction from which the directors derived an improper personal benefit.

Our amended and restated certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. These limitations also do not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Our amended and restated bylaws provide that we will indemnify our directors and executive officers, and may indemnify other officers, employees and other agents, to the fullest extent permitted by law. Our amended and restated bylaws also provide that we may advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by us and secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our amended and restated bylaws permit such indemnification. We have obtained a directors’ and officers’ liability insurance policy.

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	1,814,070	$2.17	2,529,930
Equity compensation plans not approved by stockholders	1,068,798	$6.19	—

Total	2,888,868		2,529,930

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 22, 2012, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage Total Voting Power (2)
Glenn L. Cooper, M.D.	126,745	(3)(4)	*
Bobby W. Sandage, Jr., Ph.D.	112,000	(3)(5)	*
Noah D. Beerman	5,000	(6)	*
Lucy Lu, M.D.	—	(7)
Karin M. Hehenberger, M.D., Ph.D.	925	(9)	*
Dale Ritter	45,000	(3)(8)	*
David J. Barrett	8,333	(11)	*
Jimmie Harvey, Jr., M.D.	8,333	(10)	*
J. Jay Lobell	345,120	(10)	1.8%
Michael W. Rogers	8,333	(11)	*
Lindsay A. Rosenwald, M.D.	3,381,178	(8)(12)	18.1%
Eric K. Rowinsky, M.D.	64,497	(3)(13)	*
Hillel Gross (13)	1,000,000		5.4%
Manchester Securities Corp.	1,731,279	(15)	9.3%
Brookline Investments Inc.	1,052,825	(16)	5.7%
All officers and directors as a group (12 persons) (17)	4,092,431		21.5%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of such individual is c/o Coronado Biosciences, Inc., 15 New England Executive Park, Burlington, Massachusetts 01803.
(2)	Based upon 18,629,245 shares of common stock issued and outstanding as of April 15, 2012.
(3)	Includes common stock, as well as options that are exercisable in the next 60 days.
(4)	Does not include options to purchase an aggregate of 238,490 shares of common stock that are not exercisable in the next 60 days.
(5)	Does not include options to purchase an aggregate of 200,000 shares of common stock that are not exercisable in the next 60 days.
(6)	Does not include options to purchase an aggregate of 225,000 shares of common stock that are not exercisable in the next 60 days.
(7)	Does not include options to purchase 225,000 shares of common stock that are not exercisable in the next 60 days.
(8)	Includes shares held jointly by Mr. Ritter and his spouse. Does not include options to purchase an aggregate of 110,000 shares of common stock that are not exercisable in the next 60 days.
(9)	Includes common stock and excludes options to purchase 225,000 shares of common stock that are not exercisable in the next 60 days.
(10)	Includes options that are exercisable in the next 60 days and does not include options to purchase 16,667 shares of common stock that are not exercisable in the next 60 days.
(11)	Includes options that are exercisable in the next 60 days and does not include options to purchase 31,667 shares of common stock that are not exercisable in the next 60 days.
(12)	Includes 3,372,845 shares of common stock, of which 2,467,334 shares are held directly by Dr. Rosenwald, 170,983 shares are held by Capretti Grandi, LLC and 742,861 shares are held by PBS, and 8,333 shares issuable upon the exercise of options exercisable in the next 60 days. Dr. Rosenwald has voting and dispositive control over the shares held by Capretti Grandi, LLC, PBS and PCP. Does not include (i) 453,822 shares of common stock held by the LAR Family Trusts and the Lindsay A. Rosenwald M.D. 2000 Family Trust or (ii) 1,000,000 shares of common stock held by trusts established for the benefit of Dr. Rosenwald’s family, over which Dr. Rosenwald does not have any voting or dispositive control.
(13)	Does not include options to purchase 143,993 shares of common stock that are not exercisable in the next 60 days.
(14)	Mr. Gross is the trustee of four trusts established for the benefit of Lindsay Rosenwald and his family, which own an aggregate of 1,000,000 shares of our capital stock as follows: (a) Lindsay A. Rosenwald 2000 Irrevocable Indenture of Trust dated May 24, 2000 (Delaware) owns 720,000 shares of common stock; (b) Lindsay A. Rosenwald Alaska Irrevocable Indenture of Trust dated August 28, 2001 owns 80,000 shares of common stock; (c) Lindsay A. Rosenwald Nevada Irrevocable Indenture of Trust dated January 6, 2003 owns 100,000 shares of common stock; and (d) Lindsay A. Rosenwald Rhode Island Irrevocable Indenture of Trust dated August 28, 2001 owns 100,000 shares of common stock. Mr. Gross may be deemed to beneficially own the shares held by these trusts because he has sole voting and dispositive control over all shares held by these trusts. Mr. Gross’s address is c/o AmTrust Financial Services, 59 Maiden Lane, 6th Floor, New York, NY 10038.
(15)	Includes 178,890 shares held by Elliot Associates, L.P. and 268,336 shares held by Elliot International, each affiliates of Manchester Securities Corp. (“Manchester”). Manchester’s address is 712 Fifth Avenue, New York, NY 10019. Mr. Paul E. Singer has voting and dispositive power over these shares.

(16)	These shares are held by Brookline Coronado Investment Fund LLC, CSA Biotechnology Fund I, LLC and CSA Biotechnology Fund II (collectively, “Brookline”). The address of these entities is c/o Brookline Investments, Inc., 2501 Twentieth Place South, Suite 275, Birmingham, AL 35223. Mr. Rainer Twiford has voting and dispositive power over these shares.
(17)	Includes the shares referred to in footnotes (3), (4), (5), (6), (7), (8), (9), (10), (11), (12) and (13) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Five of our directors, Michael W. Rogers, David J. Barrett, Jimmie Harvey, Jr., J. Jay Lobell and Lindsay A. Rosenwald are independent directors as that term is defined under NASDAQ Stock Market rules. All of the members of our audit committee, compensation committee and nominating and corporate governance committee are independent.

Transactions with Related Parties

The following is a description of transactions since January 1, 2011 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under “Executive Compensation.”

2011 Series C Financing

Between May 2011 and June 30, 2011, we issued an aggregate of 4,612,624 Series C shares for an aggregate purchase price of $25.8 million (the “Series C Financing”). The following table sets forth the number of Series C shares purchased by our officers, directors and principal stockholders in the Series C Financing:

Name	Number of Series C shares Purchased
Glenn L. Cooper, M.D.	30,000
Bobby W. Sandage, Jr., Ph.D.	10,000
Dale and Debra Ritter	5,000
Lindsay A. Rosenwald, M.D.	214,669
Manchester Securities Corp. (2)	447,226

(1)	Additional detail regarding these stockholders and their equity holdings is provided in “Security Ownership of Certain Beneficial Owners and Management.”
(2)	Represents 178,890 Series C shares purchased by Elliot Associates and 268,336 Series C shares purchased by Elliot International.

Asphelia Asset Purchase

In January 2011, we acquired certain assets of Asphelia relating to CNDO-201 pursuant to an asset purchase agreement. The consideration paid for the assets included the assumption of certain Asphelia liabilities and the issuance of 2,525,677 Series B shares. At the time of such acquisition, Mr. Lobell, one of our directors, was the chief executive officer and a director of Asphelia and Dr. Rosenwald, one of our directors and a principal stockholder, was a significant stockholder of Asphelia. One liability assumed from Asphelia was a 10% senior promissory note (the “PCP Note”) dated January 2009 issued by Asphelia to PCP, an entity affiliated with Dr. Rosenwald and Mr. Lobell, in the principal amount of $750,000. Interest on the PCP Note is at the rate of 10% per annum payable quarterly, in arrears, and the principal matures on the earliest of (i) December 31, 2013 and (ii) the consummation of a merger, share exchange or other similar transaction.

Placement Agency Agreements

Dr. Rosenwald is the chairman, chief executive officer and sole stockholder of PBC, which served as the placement agent for the offerings of our convertible debt and equity securities in 2008, 2009 and 2010. Pursuant to the engagement agreement for such prior offerings, PBC has a right of first refusal to act as the lead-finder, placement agent or other similar agent in relation to any securities offerings on our behalf during the 18-month period following the date of the final closing of the last offering for which it was our placement agent, which occurred on August 30, 2010. In connection with the provision of placement agency services by PBC for our Series A shares, we paid an aggregate of $2.2 million in cash fees and issued PBC warrants to purchase an aggregate of 258,418 shares of our common stock at an exercise price of $8.39 per share. In connection with the placement of our convertible debt, we paid PBC $529,000 in cash and issued to PBC 90,226 warrants to purchase common stock at $9.229 per share. All of such warrants were subsequently transferred by PBC to other individuals and entities. PBC waived its right of first refusal to act as placement agent for our 2011 Series C Financing.

In October 2010, Dr. Rosenwald indirectly acquired a controlling interest in National Securities Corporation (“National”), which served as the placement agent for the Series C Financing in May and June 2011, through an investment in National Holdings Corporation, the 100% owner and parent of National. Dr. Rosenwald’s investment is through Opus, which beneficially owns approximately 23.6% of National Holdings Corporation. Dr. Rosenwald beneficially owns a 50% interest in Opus. In connection with this private placement, National received commissions of $2.6 million and five year warrants to purchase an aggregate of 461,263 Series C shares at an exercise price of $5.39 per share, which were subsequently transferred by National to other individuals and entities.

Services Agreements

In July 2011, the board approved an employment agreement with Evan Renov, a nephew of Dr. Rosenwald. Pursuant to the agreement, as compensation for providing certain international investor relations services, Mr. Renov receives a monthly salary of $12,500 and is eligible for a maximum discretionary bonus of 25% of his base salary. Mr. Renov was granted an option to purchase 30,000 shares of our common stock at an exercise price of $2.95 per share.

We have entered into employment arrangements with our executive officers, as more fully described in “Executive and Director Compensation—Executive Employment Agreements” and “—Potential Payments Upon Termination or Change in Control.”

Item 14.	Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010. The following table shows the fees that were billed for audit and other services provided by this firm during the fiscal years indicated.

	Years Ended December 31,
	2011	2010
Audit Fees	$506,500	$230,000
Audit Related Fees	27,400
Tax Fees	—	—
All Other Fees	—	—

Total	$533,900	$230,000

(1)	Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.
(2)	Audit-Related Fees—This category consists of fees reasonably related to the performance of the audit or review of our financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees—This category consists of tax compliance, tax advice and tax planning work.
(4)	All Other Fees—This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee has adopted policies and practices relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below. From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any pre-approval is detailed as to the particular service or type of services to be provided and is subject to a maximum dollar amount.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

10.37*	Employment Agreement, dated as of April 19, 2012, by and between the Registrant and Karin M. Hehenberger. (8)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(8)	Filed as an exhibit with the same number to the Registrant’s Current Report on Form 8-K filed on April 25, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Biosciences, Inc.

	By:	/s/ Bobby W. Sandage
Name: Bobby W. Sandage, Jr.
Title: Chief Executive Officer and President
April 26, 2012		(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn L. Cooper	Executive Chairman of the Board of Directors	April 26, 2012
Glenn L. Cooper, M.D.

/s/ Bobby W. Sandage	Chief Executive Officer, President and Director	April 26, 2012
Bobby W. Sandage, Jr.	(principal executive officer)

/s/ Dale Ritter	Senior Vice President, Finance, Chief Accounting Officer (principal accounting officer)	April 26, 2012
Dale Ritter

/s/ Lucy Lu	Chief Financial Officer (principal financial officer)	April 26, 2012
Lucy Lu

/s/ Eric K. Rowinsky	Vice Chairman of the Board of Directors	April 26, 2012
Eric K. Rowinsky, M.D.

/s/ David J. Barrett	Director	April 26, 2012
David J. Barrett

/s/ Jimmie Harvey	Director	April 26, 2012
Jimmie Harvey, Jr., M.D.

/s/ J. Jay Lobell	Director	April 26, 2012
J. Jay Lobell

/s/ Michael W. Rogers	Director	April 26, 2012
Michael W. Rogers

/s/ Lindsay A. Rosenwald	Director	April 26, 2012
Lindsay A. Rosenwald, M.D.