Form 10-Q
period 2012-06-30
CORONADO BIOSCIENCES INC
filed 2012-08-08
CIK 1429260

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, there were 24,375,749 shares of common stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Balance Sheets

($ in thousands except for share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$38,207	$23,160
Prepaid and other current assets	286	215

Total current assets	38,493	23,375

Total Assets	$38,493	$23,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$753	$575
PCP interest payable—related party	19	19
Accrued expenses	3,154	2,899

Total current liabilities	3,926	3,493
PCP notes payable—related party	750	750

Total Liabilities	4,676	4,243

Commitments and Contingencies

Convertible Preferred Stock, $.001 par value, 584,390 and 587,376 Series C shares authorized, 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	—

Stockholders’ Equity:

Common Stock, $.001 par value, 50,000,000 shares authorized, 24,375,749 and 18,604,245 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	24	19
Additional paid-in capital	103,378	75,687
Deficit accumulated during development stage	(69,585)	(56,574)

Total Stockholders’ Equity	33,817	19,132

Total Liabilities and Stockholders’ Equity	$38,493	$23,375

The accompanying notes are an integral part of these consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from June 28, 2006 (date of inception) to June 30, 2012
	2012	2011	2012	2011

Operating expenses:

Research and development	$4,525	$2,142	$9,116	$3,388	$33,647

General and administrative	1,940	1,594	3,930	2,187	11,554

In-process research and development	—	—	—	20,706	20,706

Loss from operations	(6,465)	(3,736)	(13,046)	(26,281)	(65,907)

Interest income	29	22	73	41	317

Interest expense	(19)	(19)	(38)	(36)	(3,321)

Other income	—	—	—	—	733

Warrant expense	—	—	—	—	(1,407)

Net loss	$(6,455)	$(3,733)	$(13,011)	$(26,276)	$(69,585)

Common Stock dividend to Series A Convertible Preferred Stockholders	—	(5,861)	—	(5,861)	(5,861)

Net loss attributed to Common Stock	$(6,455)	$(9,594)	$(13,011)	$(32,137)	$(75,446)

Basic and diluted net loss per common share	$(0.34)	$(1.64)	$(0.69)	$(6.04)

Weighted average common shares outstanding—basic and diluted	19,194,053	5,848,642	18,899,149	5,322,793

The accompanying notes are an integral part of these consolidated financial statements.

Coronado Biosciences, Inc. and Subsidiary

(A development stage enterprise)

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the six months ended June 30,		Period from June 28, 2006 (date of inception) to June 30, 2012
	2012	2011
Cash flows from operating activities:
Net loss	$(13,011)	$(26,276)	$(69,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,218	529	5,092
Acquired in-process research and development	—	20,706	20,706
Noncash interest	—	—	1,031
Noncash interest—related parties	—	—	286
Contribution of services by stockholder	—	20	130
Issuance of Common Stock to non-employee for services	—	—	121
Change in fair value of common stock warrant liability	—	—	234
Change in fair value of embedded conversion feature	—	—	831
Change in fair value of preferred stock warrant liability	—	—	1,407
Amortization of deferred financing costs	—	—	737
Depreciation expense	—	4	41
Changes in operating assets and liabilities:
Prepaid and other assets	(71)	(35)	(286)
Interest payable—related parties	—	19	19
Accounts payable and accrued expenses	433	675	3,907

Net cash used in operating activities	(11,431)	(4,358)	(35,329)

Cash flows from investing activities:
Purchase of computer equipment	—	—	(41)
Purchase of in-process research and development	—	(3,843)	(3,843)

Net cash used in investing activities	—	(3,843)	(3,884)

Cash flows from financing activities:
Proceeds from PCP notes payable—related party	—	—	570
Payment of PCP notes payable—related party	—	—	(570)
Proceeds from notes payable—related parties	—	—	2,221
Proceeds from issuance of Series A Convertible Preferred Stock	—	—	21,681
Payment of costs related to the issuance of Series A Convertible Preferred Stock	—	—	(2,291)
Proceeds from issuance of Series C Convertible Preferred Stock	—	25,784	25,784
Payment of costs related to the issuance of Series C Convertible Preferred Stock	—	(2,878)	(2,884)
Proceeds from borrowings under line of credit	—	—	80
Payment of line of credit	—	—	(80)
Proceeds from senior convertible notes	—	—	7,570
Payment of debt issue costs	—	—	(737)
Payment of notes payable—related parties	—	—	(600)
Proceeds from the issuance of Common Stock	28,750	80	28,948
Payment of costs related to the issuance of Common Stock	(2,272)	—	(2,272)

Net cash provided by financing activities	26,478	22,986	77,420

Increase in cash and cash equivalents	15,047	14,785	38,207
Cash and cash equivalents—beginning of period	23,160	14,862	—

Cash and cash equivalents—end of period	$38,207	$29,647	$38,207

Supplemental disclosure of cash flow information:
Cash paid for interest	$36	$17	$177

Supplemental disclosure of non-cash financing and investing activities:
Issuance of Series B Convertible Preferred Stock for purchase of assets	$—	$16,114	$16,114
Assumption of PCP note related to Asphelia Asset Purchase	—	750	750
Issuance of Series C Convertible Preferred Stock warrants	—	1,286	1,286
Issuance of Common Stock warrants related to the Series A Convertible Preferred Stock financing	—	—	621
Conversion of senior convertible notes into Series A Convertible Preferred Stock	—	—	8,601
Conversion of notes payable—related parties into Series A Convertible Preferred Stock	—	—	1,907
Issuance of Common Stock for Series A, B and C Convertible Preferred Stock	—	—	67,004

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

The Company has incurred losses and experienced negative operating cash flows since inception and has an accumulated deficit of $69.6 million as of June 30, 2012. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates. To date, the Company’s operations have been funded primarily by issuing equity securities and debt securities. On June 27, 2012, the Company completed a public offering of 5,750,000 shares of Common Stock resulting in net proceeds of $26.5 million.

The Company expects to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of its product candidates. Management believes that cash and cash equivalents on hand are sufficient to sustain operations into the fourth quarter of 2013 based on its existing business plan. The Company will require additional financing to develop and obtain regulatory approvals for its product candidates, fund operating losses and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. The Company will seek funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to the Company on acceptable terms or at all and any equity financings, if available, will result in dilution to existing stockholders. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, the Company will be required to delay, reduce or eliminate research and development programs. The financial statements do not include any adjustments that might result from this uncertainty.

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

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. The consolidated financial statements and related disclosures have been prepared with the presumption that users of the consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these consolidated financial statements should be read in conjunction with the Company’s Form 10-K, as amended, which was initially filed with the United States Securities and Exchange Commission, or SEC, on March 29, 2012.

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

Use of Estimates

The Company’s consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, compensation expenses related to Common Stock, warrants and options, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from our estimates.

Concentration of Risk

The Company is completely dependent on third party manufacturers for product supply. In particular, the Company relies and expects to continue to rely exclusively on OvaMed GmbH (“OvaMed”) to supply it with its requirements of Trichuris suis ova (“TSO”). OvaMed is the sole supplier of this product, which it is currently producing at only one facility in Germany, where it is also producing product for clinical trials by third parties, including Dr. Falk Pharma GmbH (“Falk”). OvaMed also relies on certain other suppliers for materials and services. Similarly, the Company currently relies on BioReliance Corporation and Progenitor Cell Therapy LLC for its CNDO–109 product requirements. The Company’s clinical development programs would be adversely affected by a significant interruption in obtaining clinical trial supplies.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The Company’s adoption of this guidance during the six months ended June 30, 2012 did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The Company’s adoption of this guidance during the six months ended June 30, 2012 did not have an impact on the Company’s consolidated financial statements.

3. Net Loss Per Common Share

The Company calculates loss per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities according to dividends declared and non-forfeitable participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Common Stock and participating securities based on their respective rights to receive dividends. Holders of restricted Common Stock were entitled to all cash dividends, when and if declared, and such dividends are non-forfeitable. The participating securities do not have a contractual obligation to share in any losses of the Company. As a result, net losses are not allocated to the participating securities for any periods presented.

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

A calculation of basic and diluted net loss per share follows:

($ in thousands except share and per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Historical net loss per share:

Numerator:

Net loss	$(6,455)	$(3,733)	$(13,011)	$(26,276)

Common Stock dividend to Series A Convertible Preferred Stockholders	—	(5,861)	—	(5,861)

Net loss attributed to Common Stock	$(6,455)	$(9,594)	$(13,011)	$(32,137)

Denominator:

Weighted average common shares outstanding—basic and diluted	19,194,053	5,848,642	18,899,149	5,322,793

Basic and diluted net loss per common share	$(0.34)	$(1.64)	$(0.69)	$(6.04)

The Company’s potential dilutive securities which include convertible preferred stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average common shares outstanding used to calculate both basic and diluted net loss per share are the same. The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Series A Convertible Preferred Stock	—	4,357,885	—	4,357,885
Series B Convertible Preferred Stock	—	2,525,677	—	2,441,953
Series C Convertible Preferred Stock	—	943,870	—	474,542
Warrants to purchase Common Stock	1,042,216	684,671	1,055,509	573,223
Options to purchase Common Stock	2,324,400	1,454,894	2,161,707	1,315,345

	3,366,616	9,966,997	3,217,216	9,162,948

4. Accrued Liabilities

Accrued expenses consisted of the following:

($ in thousands)	As of June 30, 2012	As of December 31, 2011
Salaries, bonuses and related benefits	$640	$493
Professional fees	306	215
Research and development expenses	291	653
Accrued milestones	1,846	1,500
Other	71	38

Total accrued expenses	$3,154	$2,899

Accrued milestones at June 30, 2012 and December 31, 2011 include $1.8 million and $1.5 million, respectively, due to OvaMed.

5. TSO

Asphelia Asset Purchase

On January 7, 2011, the Company entered into an asset purchase agreement (the “Asphelia Agreement”) with Asphelia Pharmaceuticals, Inc. (“Asphelia”). Pursuant to the terms of the Asphelia Agreement, the Company paid $20.7 million, including assumption of certain Asphelia liabilities, for the purchase of Asphelia’s assets relating to TSO, an early-stage developmental compound.

In exchange, the Company issued 2,525,677 shares of Series B Convertible Preferred Stock with a fair value of $6.38 per share, assumed the Paramount Credit Partners, LLC note (the “PCP Note”) in the principal amount of $750,000 and paid cash of approximately $3.8 million, including a $3.4 million payment to OvaMed and $0.4 million for repayment of Asphelia’s debt, $61,000 of which was paid to a related party. The total consideration paid in connection with the Asphelia Asset Purchase is as follows:

($ in thousands)
Fair value of 2,525,677 shares of Series B Convertible Preferred Stock	$16,114
Cash payment	3,809
Fair value of PCP Note	750
Other transaction costs	33

Total asset acquisition cost	$20,706

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

In connection with the Asphelia Asset Purchase, Asphelia assigned the Exclusive Sublicense Agreement, dated December 2005, between Asphelia and OvaMed (as amended, the “OvaMed License”), and the Manufacturing and Supply Agreement dated March 2006, between Asphelia and OvaMed (as amended, the “OvaMed Supply Agreement”), to the Company and the Company assumed Asphelia’s obligations under these agreements. Under the OvaMed License, the Company has exclusive rights under certain patents (which were licensed by OvaMed from the University of Iowa Research Foundation), including sublicense rights, in North America, South America and Japan, and know-how to make, use and sell products covered by these patents and know-how.

Under the OvaMed License, the Company is required to make milestone payments to OvaMed totaling up to approximately $5.4 million, contingent upon the achievement of various regulatory milestones for the first product that incorporates TSO, and additional milestone payments contingent upon the achievement of regulatory milestones relating to subsequent indications. In 2011, the Investigational New Drug Application (“IND”) filed by the Company with the United States Federal Food and Drug Administration (“FDA”) became effective, resulting in the recognition during 2011 of a $1.5 million obligation to OvaMed, reflecting the associated milestone payment payable in November 2012. In March 2012, upon the receipt of pre-clinical data from Falk, a $200,000 milestone payment became payable to OvaMed. In the event that TSO is commercialized, the Company is obligated to pay to OvaMed royalties based on net sales and, if sublicensed, a varying percentage of certain consideration received from the sublicensee.

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

Collaboration Agreement with OvaMed and Falk

In March 2012, the Company, Falk and OvaMed entered into a collaboration agreement relating to the development of TSO for Crohn’s disease (the “Collaboration Agreement”), pursuant to which Falk granted the Company exclusive rights and licenses under certain Falk patent rights, pre-clinical data, and clinical data from Falk’s clinical trials of TSO in Crohn’s disease, including Falk’s ongoing Phase 2 clinical trial, for use in North America, South America and Japan. In exchange, the Company granted Falk exclusive rights and licenses to its pre-clinical data and data from the Company’s planned clinical trials of TSO in Crohn’s disease for use in Europe.

The Company agreed to pay Falk a total of €5 million (approximately $6.5 million) after receipt of certain preclinical and clinical data, and a royalty equal to 1% of net sales of TSO in North America, South America and Japan. In March 2012, the Company paid Falk €1 million (approximately $1.4 million) upon receipt of Falk’s pre-clinical data package and recorded this payment as a TSO milestone expense. In April 2012, the Company paid and expensed an additional €1.5 million (approximately $2.0 million) upon receipt from Falk of the recommendation from the independent data monitoring committee that conducted an interim analysis of the Falk Phase 2 trial. The Company currently expects to pay the remaining €2.5 million (approximately $3.3 million) in the first half of 2014.

Under the Collaboration Agreement, a steering committee comprised of our representatives and representatives of Falk and OvaMed is overseeing the TSO development program in Crohn’s disease, under which the Company and Falk will each be responsible for clinical testing on approximately 50% of the total number of patients required for regulatory approval of TSO for Crohn’s disease in the United States and Europe and will share in certain preclinical development costs.

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

7. Common Stock

On June 27, 2012, the Company completed an underwritten public offering of 5,750,000 shares of our Common Stock, including 750,000 shares subject to an over-allotment option exercised by the underwriters, at a price of $5.00 per share for proceeds, net of underwriting commissions and other offering expenses, of approximately $26.5 million.

Stock-based Compensation Plans

As of June 30, 2012, the Company had two equity compensation plans, the Coronado Biosciences, Inc. 2007 Stock Incentive Plan, for employees, non-employees and outside directors and, subject to stockholder approval, the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Although the ESPP is still subject to stockholder approval, eligible employees began to participate in the ESPP effective February 1, 2012.

Compensation Expense. The following table summarizes the stock-based compensation expense from awards, including stock options and restricted Common Stock awards to employees and non-employees, and warrants to non-employees for the six months ended June 30, 2012 and 2011, and from the period June 28, 2006 (date of inception) to date.

	For the six months ended June 30,		Period from June 28, 2006 (date of inception) to June 30,
($ in thousands)	2012	2011	2012
Employee awards	$812	$238	$1,548
Non-employee awards	242	128	3,055
Non-employee warrants	164	164	489

Total stock-based compensation expense	$1,218	$530	$5,092

The following table summarizes stock option activity:

	Outstanding Options			Weighted Average Remaining Contractual Life (in years)
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value
At December 31, 2011	1,814,070	$2.17	$7,852	9.2
Options granted	540,000	6.98
Options exercised	—
Options cancelled	—

At June 30, 2012	2,354,070	$3.27	$4,182	8.9

Options vested and expected to vest	2,354,070	$3.27	$4,182	8.9
Options vested and exercisable	451,357	$1.68	$1,520	8.5

As of June 30, 2012, the Company had unrecognized stock-based compensation expense related to unvested stock options and warrants granted to employees and non-employees of $5.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

2011 Special Dividend Declaration

In May 2011, the Company’s Board of Directors declared a dividend for an aggregate of 2,178,917 shares of Common Stock to the holders of Series A Convertible Preferred Stock (“Series A Shares”) in satisfaction of the Special Dividend that would have been due April 26, 2012. In connection with such issuance, the Company (i) eliminated the provision for a Series A Special Dividend on April 26, 2012 and (ii) amended the event that triggered an automatic conversion of Series A Shares into shares of Common Stock to be the effective date of a registration statement covering the resale of the underlying Common Stock. The Special Dividend was declared and paid in May 2011. The estimated fair value of the Common Stock was $5.9 million, or $2.69 per share.

8. Subsequent Event

In July 2012, the Company entered into a five-year lease for approximately 3,200 square feet of office space in Burlington, Massachusetts at an average annual rent of approximately $92,000, commencing in October 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “Coronado” refer to Coronado Biosciences, Inc. and its subsidiary.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in this Form 10-Q.

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

Overview

We are a biopharmaceutical company focused on the development of novel immunotherapy biologic agents for the treatment of autoimmune diseases and cancer. Our two principal pharmaceutical product candidates in clinical development are:

•	TSO, or CNDO-201, the microscopic eggs of the porcine whipworm, for the treatment of autoimmune diseases, such as Crohn’s disease, Ulcerative Colitis and Multiple Sclerosis; and

•	CNDO-109, a biologic that activates Natural Killer cells of the immune system to seek and destroy cancer cells, for the treatment of acute myeloid leukemia.

In June 2012, we completed an underwritten public offering of 5,750,000 shares of our Common Stock, including 750,000 shares subject to an over-allotment option exercised by the underwriters, at a price of $5.00 per share for proceeds, net of underwriting commissions and other offering expenses, of approximately $26.5 million.

We acquired our exclusive rights to TSO in January 2011 from Asphelia for an aggregate purchase price of $20.7 million, consisting of 2,525,677 shares of our Series B Convertible Preferred Stock, or Series B Shares, valued at $6.38 per share, the assumption of promissory notes due to Paramount Credit Partners, LLC, or PCP, in the amount of $750,000 and the assumption of Asphelia’s obligation to reimburse OvaMed for certain development costs. Of this purchase price, $3.8 million was paid in cash, including $3.4 million to OvaMed and $0.4 million for repayment of Asphelia’s debt, including $61,000 to a related party. Under the terms of the sublicense agreement with OvaMed acquired from Asphelia, we are required to make annual license payments to OvaMed of $250,000, reimburse patent expenses, make potential future payments totaling up to $5.4 million upon the achievement of various milestones related to regulatory events for the first product, and make additional milestone payments upon the achievement of regulatory events relating to subsequent indications. In the event that TSO is commercialized, we will be obligated to pay annual royalties based upon net sales of the product as well as a portion of certain sublicense revenues. We are also required to purchase our clinical and commercial requirements of TSO from OvaMed at pre-determined prices.

In March 2012, we signed a Collaboration Agreement with Falk and OvaMed for the development of TSO for Crohn’s disease. Under the Collaboration Agreement, Falk granted us exclusive rights and licenses under certain Falk patent rights, pre-clinical data and clinical data from Falk’s clinical trials of TSO in Crohn’s disease, including Falk’s ongoing Phase 2 clinical trial, for use in North America, South America and Japan. We granted Falk exclusive rights and licenses to data from our clinical trials of TSO in Crohn’s disease for use in Europe. Under the agreement, we agreed to pay Falk (i) a total of €5 million (approximately $6.5 million) after receipt of certain pre-clinical and clinical data, of which €2.5 million (approximately $3.4 million) has been paid and the remaining €2.5 million is expected to be paid in the first half of 2014, and (ii) a royalty of 1% of net sales of TSO in North America, South America and Japan. A steering committee comprised of our representatives and representatives of Falk and OvaMed is overseeing the clinical development program for Crohn’s disease, under which we and Falk will each be responsible for clinical testing on approximately 50% of the total number of patients required for regulatory approval of TSO for Crohn’s disease in the United States and Europe and will share in certain pre-clinical development costs.

We acquired an exclusive worldwide license to CNDO-109 in November 2007 from University College of London Business PLC (“UCLB”). In consideration for the license, we paid UCLB initial license fees totaling $0.1 million and are required to make milestone payments totaling up to $22 million upon the achievement of various milestones related to regulatory events for the first three indications. In March 2012 we recognized our $250,000 milestone obligation to UCLB related to our IND filed in February 2012 and in April 2012 we paid UCLB for this milestone. In June 2012, we received a notice of allowance from the U.S. Patent and Trademark Office for the first U.S. patent covering CNDO-109 and were notified by the FDA that CNDO-109 was granted orphan drug designation. If CNDO-109 is commercialized, we will be obligated to pay to UCLB annual royalties based upon net sales of the product or a portion of sublicensing revenues.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Form 10-Q. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses as of June 30, 2012 include fees to:

•	Contract Research Organizations (“CROs”) and other service providers in connection with clinical studies;

•	Investigative sites in connection with clinical studies;

•	Contract manufacturers in connection with production of clinical trial materials;

•	Vendors in connection with the preclinical development activities; and

•	Licensors for the achievement of milestone-related events.

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

Determining the appropriate fair value of stock-based awards requires the use of subjective assumptions. Prior to November 17, 2011 in the absence of a public trading market for our Common Stock, we conducted periodic assessments of the valuation of our Common Stock. These valuations were performed concurrently with the achievement of significant milestones or with a significant financing. We use a Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated Common Stock fair value as well as assumptions regarding a number of other subjective variables. These variables include the fair value of our Common Stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•

Fair Value of our Common Stock. When our stock was not publicly traded, we estimated the fair value of Common Stock as discussed in “Common Stock Valuations Prior to Becoming a Publicly Traded Company” below. Since November 17, 2011, we have utilized the public trading price of our Common Stock.

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

Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.3 million, respectively, and stock-based compensation expense for the six months ended June 30, 2012 and 2011 was $1.2 million and $0.5 million, respectively. As of June 30, 2012, we had approximately $5.7 million of unrecognized compensation expense related to employee options and non-employee options and warrants, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 1.8 years.

If any of the assumptions used in a Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Common Stock Valuations Prior to Becoming a Publicly Traded Company

Prior to our becoming a publicly-traded company on November 17, 2011, the fair value of the Common Stock underlying our stock options, Common Stock warrants and restricted stock was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our Common Stock underlying those options on the date of grant. However, certain options granted on October 5, 2010 were granted with an exercise price that was below the fair value of our Common Stock as subsequently determined by an independent valuation as of that date. All other options previously granted or to be granted in the future are granted at the determined grant date fair value. The valuations of our Common Stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants, or AICPA, Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Guidelines. The assumptions we use in the valuation model are based on future expectations combined with management judgment. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our Common Stock as of the date of each option, restricted stock and warrant grant, including the following factors:

•

arm’s length private transactions involving our preferred stock, including the sale of our Series A Convertible Preferred Stock, or Series A Shares, at $8.39 per share in 2010 and our Series C Convertible Preferred Stock, or Series C Shares, at $5.59 per share in 2011;

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

As our business and programs evolved, beginning in 2010, we migrated away from the cost approach to a market approach to incorporate the indication of value established through our development efforts and reflected in our Series A Share issuances during 2010. Under this approach, the business enterprise value was established based on the contemporaneous equity offerings. Pursuant to the AICPA Guidelines, an option pricing method was used to value the shares using a contingent claims analysis, which applies a series of call options whose inputs reflect the liquidation preferences and conversion behavior of the different classes of equity. The value of our Common Stock was then derived by analyzing the fair value of these options. After the equity value of the business enterprise was determined, the total equity value of any equity instruments such as preferred stock, stock options, restricted stock and warrants outstanding and the concluded common stock value on a converted basis is allocated. Next, the option pricing method was used to allocate the residual equity value (inclusive of any infusion of cash from in-the-money options and warrants) to our Common Stock. Since our shares were not publicly traded, a discount for lack of marketability was applied. This lack of marketability discount was estimated to be 10% prior to becoming a publicly-traded company. A theoretical put option model was used to capture the cost to ensure stock could be sold at the price prevailing at the valuation date after the time required to finding a market, or the time until an expected liquidity event.

The put option model considers the expected time to a liquidity event, estimated volatility based on peer company data, risk free interest rates and management judgment. The ultimate fair values of our Common Stock were used as an input in determining the fair value of the warrants, restricted stock and stock options at various periods of time.

Results of Operations

General

To date, we have not generated any revenues from operations and, at June 30, 2012, we had an accumulated deficit of $69.6 million primarily as a result of research and development expenses, purchase of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Research and Development Expenses

Conducting research and development is central to our business. Research and development expenses for the period from inception (June 28, 2006) to June 30, 2012 were $33.6 million, including $4.5 million and $2.1 million for the three month periods ended June 30, 2012 and 2011, respectively, and $9.1 million and $3.4 million for the six month periods ended June 30, 2012 and 2011, respectively, and consist primarily of:

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

We expect to continue to incur substantial expenses related to our research and development activities for the foreseeable future as we continue product development. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event one or more of these product candidates receive regulatory approval, to fund the launch of the product. From inception through June 30, 2012, direct, external development costs incurred for our TSO product development program were $6.2 million (excluding $20.7 million of in-process research and development costs related to our acquisition of the asset in 2011), including $3.5 million and $0.1 million for the three month periods ended June 30, 2012 and 2011, respectively, and $6.3 million and $0.2 million for the six month periods ended June 30, 2012 and 2011, respectively. From inception through June 30, 2012, direct, external development costs incurred for our CNDO-109 product development program were $5.4 million, including $0.4 million and $0.7 million for the three month periods ended June 30, 2012 and 2011, respectively, and $1.0 million and $0.9 million for the six month periods ended June 30, 2012 and 2011, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. General and administrative expenses for the period from inception (June 28, 2006) to June 30, 2012 were $11.6 million, including $1.9 million and $1.6 million for the three month periods ended June 30, 2012 and 2011, respectively, and $3.9 million and $2.2 million for the six month periods ended June 30, 2012 and 2011, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;

•

an expanding infrastructure and increased professional fees and other costs associated with the Exchange Act, SOX and NASDAQ regulatory requirements and compliance; and increased business development activity.

Comparison of Three Months Ended June 30, 2012 and 2011

	For the three months ended June 30,		Variance
($ in thousands)	2012	2011	$	%

Operating expenses:
Research and development	$4,525	$2,142	$2,383	111%
General and administrative	1,940	1,594	346	22%

Loss from operations	(6,465)	(3,736)	2,729	73%
Interest income	29	22	7	32%
Interest expense	(19)	(19)	—	NM

Net Loss	$(6,455)	$(3,733)	2,722	73%
Common Stock dividend to Series A Preferred Stockholders	—	(5,861)	(5,861)	NM

Net loss	$(6,455)	$(9,594)	$(3,139)	(33)%

NM–Not meaningful

Research and development expenses increased $2.4 million, or 111%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. This increase was primarily due to $3.4 million of increased external development costs related to TSO, including a $2.0 million milestone payment to Falk pursuant to the Collaboration Agreement, $1.2 million of costs related to our Phase 2 trial with TSO expected to commence in the third quarter of 2012, and $0.1 million primarily related to our Phase 1 trial with TSO. External product manufacturing costs related to CNDO-109 decreased $0.3 million for the three months ended June 30, 2012. Personnel costs decreased $0.6 million due to a decrease in stock-based compensation expense for warrants to consultants caused by a decrease in our stock price and the absence of severance costs which were incurred in 2011. We expect our research and development expenses to increase in future quarters as we continue clinical development, including providing clinical supplies or grants for investigator-initiated studies evaluating TSO in various autoimmune disorders.

General and administrative expenses increased $0.3 million, or 22%, from the three months ended June 30, 2011 to the three months ended June 30, 2012, reflecting an increase of $0.6 million in personnel cost due to the addition of our Chief Financial and Operating Officers, as well as additional administrative support staff. Offsetting these increases are decreases in accounting fees and legal fees of $0.6 million due to costs incurred in 2011 related to becoming a public company.

Comparison of Six Months Ended June 30, 2012 and 2011

	For the six months ended June 30,		Variance
($ in thousands)	2012	2011	$	%

Operating expenses:
Research and development	$9,116	$3,388	$5,728	169%
General and administrative	3,930	2,187	1,743	80%
In-process research and development	—	20,706	(20,706)	NM

Loss from operations	(13,046)	(26,281)	(13,235)	(50%)
Interest income	73	41	32	78%
Interest expense	(38)	(36)	2	6%

Net Loss	(13,011)	(26,276)	(13,265)	(50%)
Common Stock dividend to Series A Preferred Stockholders	—	(5,861)	(5,861)	NM

Net loss	$(13,011)	$(32,137)	$(19,126)	(60%)

Research and development expenses increased $5.7 million, or 169%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. This increase was primarily due to $6.0 million of increased external development costs related to TSO, including milestone expenses of $3.4 million related to the Collaboration Agreement with Falk and $0.4 million related to OvaMed. Personnel costs decreased $0.2 million due to a decrease in compensation expense and stock-based compensation and the absence of severance costs incurred in 2011. We expect our research and development expenses to increase in future quarters as we continue clinical development, including providing clinical supplies or grants for investigator-initiated studies evaluating TSO in various autoimmune disorders.

General and administrative expenses increased $1.7 million, or 80%, from the six months ended June 30, 2011 to the six months ended June 30, 2012, reflecting the increase of our business activity that commenced during 2011 as we transitioned to being a public company. The increase in general and administrative expenses consisted primarily of a $1.4 million increase in personnel costs due to the addition of our Chief Financial and Operating Officers, as well as administrative support staff.

In January 2011, we acquired from Asphelia a sublicense and related agreements for TSO and assumed certain liabilities of Asphelia. As consideration for such acquisition, we issued 2,525,677 Series B Shares valued at $6.38 per share, assumed the $750,000 PCP Note and made cash payments totaling $3.8 million, including $3.4 million to OvaMed and $0.4 million for repayment of Asphelia’s debt, including $61,000 to a related party. The total consideration paid in connection with the acquisition of Asphelia’s assets, including the assumption of certain liabilities of Asphelia, was $20.7 million, which was recorded as in-process research and development expense in 2011.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of debt and equity securities aggregating $78.6 million of net proceeds. In June 2012, we completed an underwritten public offering of 5,750,000 shares of our Common Stock, including 750,000 shares subject to an over-allotment option exercised by the underwriters, at a price of $5.00 per share, for proceeds, net of underwriting commissions and other offering expenses, of approximately $26.5 million. At June 30, 2012, we had cash and cash equivalents of $38.2 million.

We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. We believe that our current cash and cash equivalents are sufficient to fund operations into the fourth quarter of 2013 based on our current business plan. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We will seek funds through additional equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

At June 30, 2012, we had outstanding the PCP Note which we assumed from Asphelia. The PCP Note is due in December 2013 or earlier in the event of a merger transaction.

Cash Flows for the Six Months Ended June 30, 2012 and 2011

	For the six months ended June 30,
($ in thousands)	2012	2011	Variance

Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(11,431)	$(4,358)	$(7,073)
Investing activities	—	(3,843)	3,843
Financing activities	26,478	22,986	3,492

Increase in cash and cash equivalents	$15,047	$14,785	$262

Operating Activities. Net cash used in operating activities increased $7.1 million from the six months ended June 30, 2011 to the six months ended June 30, 2012 and primarily reflects increased net loss. Cash used in operating activities of $4.4 million in the six months ended June 30, 2011 primarily reflects the net loss of $26.3, net of the $20.7 million of non-cash expense for in-process research and development related to the Asphelia Asset Purchase. Cash used in operating activities of $11.4 million in the six months ended June 30, 2012 primarily reflects the net loss of $13.0 million offset by $1.2 million of noncash expense stock-based compensation and an increase in accounts payable and accrued expenses of $0.4 million.

Investing Activities. Net cash used in investing activities in 2011 was $3.8 million and consisted solely of cash payments related to the Asphelia Asset Purchase.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2011 of $23.0 million primarily consisted of $22.9 million of net proceeds from issuance of the Series C Shares and $80,000 from the exercise of employee stock options. Cash provided by financing activities for the six months ended June 30, 2012 of $26.5 million consists of net proceeds from the issuance of 5,750,000 shares of Common Stock in our underwritten public offering in June 2012.

Contingent Contractual Payments. The following table summarizes our contractual obligations as of June 30, 2012, excluding amounts related to contingent milestone payments, as described below.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Notes Payable and interest	$876	$50	$826	$—	$—
Annual license fees(1)	8,700	1,950	4,250	500	2,000
Purchase and other obligations	11,427	6,395	5,032	—	—

Total	$21,003	$8,395	$10,108	$500	$2,000

(1)	Annual sublicense fees are projected through 2025 and include payments to OvaMed, Falk and UCLB. We have a right to terminate the related OvaMed sublicense with a 30-day notice period.

In April 2012, we paid the second milestone payment of €1.5 million (approximately $2.0 million) to Falk upon receipt of the recommendation of the independent data monitoring committee that conducted an analysis of the Falk Phase 2 trial evaluating TSO in Crohn’s disease. We anticipate the final payment of €2.5 million (approximately $3.3 million) to be paid to Falk in the first half of 2014. Additionally, in April 2012, we paid the $250,000 million milestone to UCLB.

As of June 30, 2012, $2.2 million of the total $21.0 million of contingent contractual payments are recorded in accrued expenses.

Our purchase and other obligations are primarily associated with our clinical trials, including approximately $6.6 million for our planned Phase 2 trial evaluating TSO in Crohn’s disease and approximately $2.0 million for services associated with our planned Phase 1/2 CNDO-109 trial. In the quarter ended June 30, 2012, we entered into contracts totaling approximately $7.0 million in connection with our TSO Phase 2 trial, which are included in the $11.4 million of total purchases and other obligations.

In July 2012, the Company entered into a five-year lease for approximately 3,200 square feet of office space in Burlington, Massachusetts at an average annual rent of approximately $92,000.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

We are a development stage company and have a limited operating history upon which to base an investment decision.

We are a clinical development stage biopharmaceutical company. We have engaged primarily in research and development activities since inception, have not generated any revenues from product sales and have incurred significant net losses since our inception. As of June 30, 2012, we had an accumulated deficit of approximately $69.6 million. We have not demonstrated our ability to perform the functions necessary for the successful commercialization of any products. The successful commercialization of any of our products will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of our product candidates. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to commercialize TSO, CNDO-109 or any other future products and the advisability of investing in our securities.

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our two product candidates, TSO and CNDO-109, are in the early stage of development and will require substantial further capital expenditures, development, testing, and regulatory clearances prior to commercialization. The development and regulatory approval process takes several years and it is not likely that either TSO or CNDO-109, even if successfully developed and approved by the FDA, would be commercially available for five or more years. Of the large number of drugs in development, only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates, could result in the failure of our business and a loss of all of your investment in our company.

Because we in-licensed our product candidates from third parties, any dispute with our licensors or non-performance by us or by our licensors may adversely affect our ability to develop and commercialize the applicable product candidates.

All of our product candidates, including related intellectual property rights, were in-licensed from third parties. Under the terms of our license agreements, the licensors generally have the right to terminate such agreements in the event of a material breach by us. Our licenses require us to make annual, milestone or other payments prior to commercialization of any product and our ability to make these payments depends on our ability to generate cash in the future. These agreements generally require us to use diligent and reasonable efforts to develop and commercialize the product candidate. In the case of TSO, OvaMed licenses TSO from a third party, University of Iowa Research Foundation, or UIRF, in exchange for annual and milestone payments, patent cost reimbursement, royalties based on sales and diligence obligations. Our rights to TSO are, therefore, also subject to OvaMed’s performance of its obligations to UIRF, any breach of which we may be required to remedy in order to preserve our rights.

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

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application, or NDA, or Biologics License Application, or BLA, to the FDA and even fewer are approved for commercialization.

Any product candidates we advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates, TSO and CNDO-109, are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA from the FDA. The process of obtaining BLA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our development of CNDO-109, which is an individualized immunotherapy, may in particular be affected because to date the FDA has only approved one individualized immunotherapy treatment. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

Unacceptable adverse events caused by any of our product candidates that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale. For example, in Phase 1/2 oncology trials, dose limiting toxicity, or DLT, stopping rules are commonly applied. Our planned CNDO-109 Phase 1/2 trial is subject to a set of DLTs that could suspend or stop dose escalation by predetermined criteria, including allergic reactions, prolonged aplasia or other organ toxicities of a serious nature.

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

•

reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

•	obtaining sufficient quantities of a product candidate for use in clinical trials;

•	obtaining Investigator Review Board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;

•	identifying, recruiting and enrolling patients to participate in a clinical trial; and

•	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs to us and delay or prevent our ability to complete development of that product or generate product revenues.

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	stopping rules contained in the protocol;

•	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and

•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and the likelihood of a successful completion of a clinical trial. If we experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

Even if approved, TSO, CNDO-109 or any other product candidates that we may develop and market may be later withdrawn from the market or subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates if approved. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory or if adverse events or other safety issues arise after approval, the FDA or a comparable regulatory agency in another country may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to complete. In addition, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required. Any reformulation or labeling changes may limit the marketability of our products if approved.

We rely completely on OvaMed, PCT and other third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on OvaMed and other third parties to produce commercial supplies of any approved product candidate, and our dependence on third party suppliers could adversely impact our business.

We are completely dependent on third party manufacturers for product supply. In particular, we rely and expect to continue to rely exclusively on OvaMed to supply us with our requirements of TSO. OvaMed is the sole supplier of this product, which it is currently producing at only one facility in Germany, where it also is producing product for clinical trials by third parties, including Falk. If OvaMed becomes unable or unwilling to deliver sufficient quantities of TSO to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there would be a significant interruption of our TSO supply, which would materially adversely affect clinical development and potential commercialization of the product. Similarly, we rely on BioReliance Corporation, or BioReliance, and Progenitor Cell Therapy, or PCT, for our CNDO-109 requirements and our CNDO-109 clinical program would be adversely affected by a significant interruption in the supply of this product. Furthermore, if OvaMed, BioReliance and/or PCT or any other contract manufacturers cannot successfully manufacture material that conforms to our specifications and with FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for our product candidates. Our third-party suppliers will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In the event that the FDA or such other agencies determine that our third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material. Any delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of our third party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products.

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

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

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

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also may compete with these organizations to recruit management, scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we have focused on two research programs and product candidates, TSO and CNDO-109, for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or, particularly with respect to TSO, for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures on TSO and CNDO-109, we have not yet developed, and may never successfully develop, any marketed treatments using these products. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and human resources. Although we intend to support certain investigator-sponsored clinical trials of TSO evaluating various indications, these activities may initially show promise in identifying potential product candidates or indications, yet fail to yield product candidates or indications for further clinical development.

We may incur substantial product liability or indemnification claims relating to the clinical testing of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

Healthcare reform and restrictions on reimbursements may limit our financial returns.

Our ability or the ability of our collaborators to commercialize any of our product candidates that we successfully develop may depend, in part, on the extent to which government health administration authorities, private health insurers and other organizations will reimburse consumers for the cost of these products. These third parties are increasingly challenging both the need for and the price of new drug products. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our product candidates to enable us or our collaborators to maintain price levels sufficient to realize an appropriate return on their and our investments in research and product development.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our success will depend upon intellectual property, proprietary technologies and regulatory market exclusivity periods, and the intellectual property protection for our product candidates depends significantly on third parties.

Our success will depend, in large part, on obtaining and maintaining patent protection and trade secret protection for our product candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. UIRF, Falk and OvaMed are responsible for prosecuting and maintaining patent protection relating to their respective patents relating to TSO and UCLB is responsible for prosecuting and maintaining patent protection for CNDO-109, in each case at our expense for our territories. If UIRF, Falk, OvaMed and/or UCLB fail to appropriately prosecute and maintain patent protection for these product candidates, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

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

•

pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

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

We are a company in the development stage and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have generated operating losses in all periods since our inception in June 2006, including losses of approximately $3.7 million, $10.0 million, and $36.4 million for the years ended December 31, 2009, 2010 and 2011, respectively, and $13.0 million in the six months ended June 30, 2012. At June 30, 2012, we had an accumulated deficit of approximately $69.6 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2009, 2010 and 2011, we incurred research and development expenses of approximately $2.3 million, $8.3 million and $8.6 million, respectively, and $9.1 million in the six months ended June 30, 2012. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We believe that our cash on hand and the net proceeds from this offering will sustain our operations into the fourth quarter of 2013 and that we will require substantial additional funds to support our continued research and development activities, as well as the anticipated costs of preclinical studies and clinical trials, regulatory approvals and potential commercialization. We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our current financial condition raises substantial doubt about our ability to continue as a going concern.

Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaboration or licensing arrangements. We currently have no agreements to obtain any additional financing and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital, we will have to delay, curtail or eliminate one or more of our research and development programs.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31, 2011 with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital. There is no assurance that we will not receive a similar report for our year ending December 31, 2012.

In their report dated March 29, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception, have an accumulated deficit as of December 31, 2011 and require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules, or SOX, for the year ending December 31, 2012, our management will be required to report on, and our independent registered public accounting firm may be required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, or the Exchange Act, we may need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

At June 30, 2012, Lindsay A. Rosenwald, M.D., a member of our board of directors, beneficially owned approximately 14.7% of our issued and outstanding capital stock, and certain trusts established for the benefit of Dr. Rosenwald and his family members additionally beneficially owned an aggregate of approximately 6.0% of our issued and outstanding capital stock. By virtue of his holdings and his membership on our board of directors, Dr. Rosenwald may influence the election of the members of our board of directors, our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders. In addition, Dr. Rosenwald is an affiliate of National, which acted as an underwriter of our June 2012 public offering of common stock. National received related commissions of $187,000 in connection with the offering. Dr. Rosenwald purchased at the public offering price 200,000 shares of Common Stock in the offering.

In connection with our Series C Financing, National received commissions of $2.6 million and five-year warrants to purchase an aggregate of 461,263 Series C shares at an exercise price of $5.59, which were subsequently transferred by National to other individuals and entities and are now exercisable to purchase 458,276 shares of common stock.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

Almost all of our 24.4 million outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act or an effective registration statement. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

We have never paid and do not intend to pay cash dividends. As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation, our by-laws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	the inability of stockholders to call special meetings; and

•	likely preventing acquisitions that have not been approved by our Board of Directors

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years, has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

CORONADO BIOSCIENCES, INC.

Date: August 8, 2012	By:	/s/ Bobby W. Sandage, Jr.
Bobby W. Sandage, Jr., Ph.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	By:	/s/ Lucy Lu
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2012	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files