Form 10-Q
period 2012-09-30
CORONADO BIOSCIENCES INC
filed 2012-11-14
CIK 1429260

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from              to             .

Commission File Number 001-35366

CORONADO BIOSCIENCES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-5157386
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 New England Executive Park

Burlington, MA 01803

(Address of principal executive offices)

(781) 652-4500

(Issuer’s telephone number)

(Former address, 15 New England Executive Park Burlington, MA 01803)

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

As of November 13, 2012, there were 24,379,110 shares of common stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Balance Sheets

($ in thousands except for per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$47,478	$23,160
Prepaid and other current assets	517	215

Total current assets	47,995	23,375
Other assets	90	—

Total Assets	$48,085	$23,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$840	$575
Interest payable	116	—
PCP interest payable—related party	—	19
Accrued expenses	3,509	2,899

Total current liabilities	4,465	3,493
PCP notes payable—related party	—	750
Note payable	14,094	—
Other	398	—

Total Liabilities	18,957	4,243

Commitments and Contingencies

Stockholders’ Equity:

Convertible Preferred Stock, $.001 par value, 584,390 and 587,376 Series C shares authorized, 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	—

Common Stock, $.001 par value, 50,000,000 shares authorized, 24,375,749 and 18,604,245 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	24	19
Additional paid-in capital	104,623	75,687
Deficit accumulated during development stage	(75,519)	(56,574)

Total Stockholders’ Equity	29,128	19,132

Total Liabilities and Stockholders’ Equity	$48,085	$23,375

The accompanying notes are an integral part of these consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Period from June 28, 2006 (date of inception) to September 30, 2012
	2012	2011	2012	2011
Operating expenses:
Research and development	$3,777	$1,753	$12,893	$5,141	$37,424
General and administrative	2,054	1,778	5,984	3,965	13,608
In-process research and development	—	—	—	20,706	20,706

Loss from operations	(5,831)	(3,531)	(18,877)	(29,812)	(71,738)
Interest income	79	70	152	111	396
Interest expense	(183)	(19)	(220)	(55)	(3,504)
Other income	—	—	—	—	733
Warrant expense	—	115	—	115	(1,407)

Net loss	$(5,935)	$(3,365)	$(18,945)	(29,641)	$($75,520)
Common Stock dividend to Series A Convertible Preferred Stockholders	—	—	—	(5,861)	(5,861)

Net loss attributed to Common Stock	$($5,935)	$(3,365)	$(18,945)	$(35,502)	$(81,381)

Basic and diluted net loss per common share	$(0.24)	$(0.48)	$(0.91)	$(6.02)

Weighted average common shares outstanding—basic and diluted	24,375,749	7,028,059	20,738,007	5,897,462

The accompanying notes are an integral part of these consolidated financial statements.

Coronado Biosciences, Inc. and Subsidiary

(A development stage enterprise)

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,		Period from June 28, 2006 (date of inception) to September 30, 2012
	2012	2011
Cash flows from operating activities:
Net loss	$(18,945)	$(29,641)	$(75,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,173	787	6,048
Acquired in-process research and development	—	20,706	20,706
Noncash interest	—	—	1,031
Noncash interest—related parties	—	—	286
Contribution of services by stockholder	—	30	130
Issuance of Common Stock to non-employee for services	—	—	120
Change in fair value of common stock warrant liability	—	—	234
Change in fair value of embedded conversion feature	—	—	831
Change in fair value of preferred stock warrant liability	—	(115)	1,407
Amortization of deferred financing costs	35	—	772
Depreciation expense	—	22	41
Changes in operating assets and liabilities:
Prepaid and other assets	(324)	(43)	(540)
Interest payable—related parties	(19)	19	—
Interest payable	116	—	116
Accounts payable and accrued expenses	875	944	4,351

Net cash used in operating activities	(16,089)	(7,291)	(39,987)

Cash flows from investing activities:
Purchase of computer equipment	—	—	(41)
Purchase of in-process research and development	—	(3,843)	(3,843)

Net cash used in investing activities	—	(3,843)	(3,884)

Cash flows from financing activities:
Proceeds from PCP notes payable—related party	—	—	570
Payment of PCP notes payable—related party	—	—	(570)
Payment of PCP notes payable—Asphelia asset purchase	(750)	—	(750)
Proceeds from notes payable—related parties	—	—	2,221
Proceeds from issuance of Series A Convertible Preferred Stock	—	—	21,681
Payment of costs related to the issuance of Series A Convertible Preferred Stock	—	—	(2,291)
Proceeds from issuance of Series C Convertible Preferred Stock	—	25,784	25,784
Payment of costs related to the issuance of Series C Convertible Preferred Stock	—	(2,884)	(2,884)
Proceeds from borrowings under line of credit	—	—	80
Payment of line of credit	—	—	(80)
Proceeds from senior convertible notes	—	—	7,570
Payment of debt issue costs	—	—	(737)
Payment of notes payable—related parties	—	—	(600)
Proceeds from the issuance of Common Stock	28,750	80	28,948
Payment of costs related to the issuance of Common Stock	(2,305)	—	(2,305)
Proceeds from issuance of Hercules Note	15,000	—	15,000
Payment of debt issue costs associated with Hercules Note	(288)	—	(288)

Net cash provided by financing activities	40,407	22,980	91,349

	For the nine months ended September 30,		Period from June 28, 2006 (date of inception) to September 30, 2012
	2012	2011
Increase in cash and cash equivalents	24,318	11,846	47,478
Cash and cash equivalents—beginning of period	23,160	14,862	—

Cash and cash equivalents—end of period	$47,478	$26,708	$47,478

Supplemental disclosure of cash flow information:
Cash paid for interest	$70	$35	$211
Supplemental disclosure of non-cash financing and investing activities:
Issuance of Series B Convertible Preferred Stock for purchase of assets	$—	$16,114	$16,114
Assumption of PCP note related to Asphelia Asset Purchase	$—	$750	$750
Issuance of Series C Convertible Preferred Stock warrants	$—	$1,286	$1,286
Issuance of Common Stock warrants related to the Series A Convertible Preferred Stock financing	$—	$—	$621
Conversion of senior convertible notes into Series A Convertible Preferred Stock	$—	$—	$8,601
Conversion of notes payable—related parties into Series A Convertible Preferred Stock	$—	$—	$1,907
Issuance of Common Stock for Series A, B and C Convertible Preferred Stock	$—	$—	$67,004
Issuance of Warrant related to Hercules Note	$323	$—	$—

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

Development-Stage Risks and Liquidity

The Company is a development-stage biotechnology company. Activities to date include development of key compounds, establishing pre-commercial relationships, hiring qualified personnel and raising capital to fund operations. The Company continues to report as a development stage biotechnology company since planned principal operations have not yet commenced. Since inception, no revenue has been recognized.

The Company has incurred losses and experienced negative operating cash flows since inception and has an accumulated deficit of $75.5 million as of September 30, 2012. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates. To date, the Company’s operations have been funded primarily by issuing equity securities and debt securities. On June 27, 2012, the Company completed a public offering of 5,750,000 shares of Common Stock resulting in net proceeds of $26.4 million and on August 28, 2012, the Company received net proceeds of $14.7 million from a $15 million term loan with Hercules Technology Growth Capital.

The Company expects to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of its product candidates. Management believes that cash and cash equivalents on hand are sufficient to sustain operations into the first quarter of 2014 based on its existing business plan. The Company will require additional financing to develop and obtain regulatory approvals for its product candidates, fund operating losses and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. The Company will seek funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to the Company on acceptable terms or at all and any equity financings, if available, will result in dilution to existing stockholders. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, the Company will be required to delay, reduce or eliminate research and development programs. The financial statements do not include any adjustments that might result from this uncertainty.

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

Concentration of Risk

The Company is completely dependent on third party manufacturers for product supply. In particular, the Company relies exclusively on OvaMed GmbH (“OvaMed”) to supply it with its requirements of Trichuris suis ova (“TSO”). OvaMed is the sole supplier of this product, which it is currently producing at only one facility in Germany, where it is also producing product for third parties, including Dr. Falk Pharma GmbH (“Falk”). OvaMed also relies on certain other suppliers for materials and services. Similarly, the Company currently relies on BioReliance Corporation and Progenitor Cell Therapy LLC for its CNDO–109 product requirements. The Company’s clinical development programs would be adversely affected by a significant interruption in obtaining clinical trial supplies.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The Company’s adoption of this guidance during the nine months ended September 30, 2012 did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The Company’s adoption of this guidance during the nine months ended September 30, 2012 did not have an impact on the Company’s consolidated financial statements.

In July 2012, the Financial Accounting Standards Board (FASB) issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued Accounting Standard Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Although the Company is still evaluating the impact of this standard, the Company does not expect this adoption to have a material impact on its financial position or results of operations.

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

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of Common Stock and Common Stock equivalents outstanding for the period. For purposes of this calculation, Common Stock equivalents are not included in the calculation of diluted net loss per share.

A calculation of basic and diluted net loss per share follows:

($ in thousands except share and per share amounts)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Historical net loss per share:
Numerator:
Net loss	$(5,935)	$(3,365)	$(18,945)	$(29,641)
Common Stock dividend to Series A Convertible Preferred Stockholders	—	—	—	(5,861)

($ in thousands except share and per share amounts)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net loss attributed to Common Stock	$(5,935)	$(3,365)	$(18,945)	$(35,502)
Denominator:
Weighted average common shares outstanding—basic and diluted	24,375,749	7,028,059	20,738,007	5,897,462

Basic and diluted net loss per common share	$(0.24)	$(0.48)	$(0.91)	$(6.02)

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

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Series A Convertible Preferred Stock	—	4,357,885	—	4,357,885
Series B Convertible Preferred Stock	—	2,525,677	—	2,470,168
Series C Convertible Preferred Stock	—	4,612,624	—	1,869,061
Warrants to purchase Common Stock	1,090,296	1,001,300	1,067,189	717,483
Options to purchase Common Stock	2,369,342	1,473,798	2,231,424	1,368,743

	3,459,638	13,971,284	3,298,613	10,783,340

4. Debt

Hercules Debt Agreement

In August 2012, the Company entered into a Loan and Security (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) pursuant to which the Company issued a $15 million note and received net proceeds of $14.7 million. The loan bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 9.25% plus the sum of the prevailing prime rate minus 3.25%. The loan matures on March 1, 2016. The loan requires interest-only payments for the initial 12 months and thereafter requires repayment of the principal balance with interest in 30 monthly installments. The Company may extend the interest-only period for an additional six months, contingent upon the Company’s achievement of certain clinical development milestones. In connection with the Loan Agreement, the Company granted first priority liens and the loan is collateralized by substantially all of the Company’s assets (exclusive of intellectual property). The Loan Agreement also contains representations and warranties by the Company and Hercules and indemnification provisions in favor of Hercules and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Hercules’ security interest or in the collateral, and events relating to bankruptcy or insolvency). Pursuant to the Loan Agreement, Hercules has the right to participate, in an amount of up to $2,000,000, in subsequent private placements of our equity securities at the same terms and conditions, including price, as purchases by other investors. In connection with the Loan Agreement, the Company issued to Hercules a fully-vested, seven-year warrant (the “Warrant”) to purchase 73,009 shares of our common stock at an exercise price of $5.65 per share and granted to Hercules certain “piggyback” registration rights with respect to the shares of common stock underlying the Warrant.

The fair value of the warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 87.2%, an expected term equal to the contractual seven-year life of the Warrant, a risk-free interest rate of 1.1% and no dividend yield. The Company recorded the fair value of the Warrant of approximately $323,000 as equity and as a discount to the carrying value of the loan. Also, upon full repayment or maturity of the loan, Hercules is due a payment of 2.65% of the loan, or $398,000, which is recorded as a discount to the loan and as a long-term liability. Additionally, the Company incurred fees related to the loan agreement and reimbursed Hercules for costs incurred by them related to the loan aggregating $218,000 and which is reflected as a discount to the carrying value of the loan. The Company will amortize these loan discounts totaling $939,000 to interest expense over the term of the loan using the effective interest method, which approximates 12.3%. For the three and nine month periods ended September 30, 2012, interest expense related to the Hercules loan was $164,000.

Paramount Capital Partners Note – Related Party

On September 24, 2012, the Company repaid the principal amount of $750,000 plus accrued interest on its note to Paramount Capital Partners, a related party, which had a maturity date of December 31, 2013. The payment of $767,500 included interest of $17,500 for the quarter through the payment date.

5. Accrued Liabilities

Accrued expenses consisted of the following:

($ in thousands)	As of September 30, 2012	As of December 31, 2011
Salaries, bonuses and related benefits	$756	$493
Professional fees	261	215
Research and development expenses	936	653
Accrued milestones	1,500	1,500
Other	56	38

Total accrued expenses	$3,509	$2,899

Accrued milestones at September 30, 2012 and December 31, 2011 include $1.5 million due to OvaMed which is required to be paid in November 2012.

6. TSO

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

In September 2012, the Company prepaid the $750,000 PCP Note plus accrued interest of $17,500.

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

The Company agreed to pay Falk a total of €5 million (approximately $6.5 million) after receipt of certain preclinical and clinical data, and a royalty equal to 1% of net sales of TSO in North America, South America and Japan. In March 2012, the Company paid Falk €1 million (approximately $1.4 million) upon receipt of Falk’s pre-clinical data package and recorded this payment as a TSO milestone expense. In April 2012, the Company paid and expensed an additional €1.5 million (approximately $2.0 million) upon receipt from Falk of the recommendation from the independent data monitoring committee that conducted an interim analysis of the Falk Phase 2 trial. The Company currently expects to expense and pay the remaining €2.5 million (approximately $3.3 million) in the first half of 2014 upon achievement of the related milestones.

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

The fair value of the Hercules loan payable at September 30, 2012, computed using the effective interest rate method under the loan is $14.8 million. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge. The fair value measurement utilizes inputs that are categorized as Level 3.

8. Common Stock

Underwritten Offering

On June 27, 2012, the Company completed an underwritten public offering of 5,750,000 shares of our Common Stock, including 750,000 shares subject to an over-allotment option exercised by the underwriters, at a price of $5.00 per share for proceeds, net of underwriting commissions and other offering expenses, of approximately $26.4 million.

Stock-based Compensation Plans

As of September 30, 2012, the Company had two equity compensation plans, the Coronado Biosciences, Inc. 2007 Stock Incentive Plan, for employees, non-employees and outside directors and the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by stockholders at the Company’s Annual Meeting on August 16, 2012. Eligible employees began to participate in the ESPP effective February 1, 2012.

Compensation Expense. The following table summarizes the stock-based compensation expense from awards, including stock options and restricted Common Stock awards to employees and non-employees, compensation expense for the ESPP and warrants to non-employees for the nine months ended September 30, 2012 and 2011, and from the period June 28, 2006 (date of inception) to date.

	For the nine months ended September 30,		Period from June 28, 2006 (date of inception) to September 30,
($ in thousands)	2012	2011	2012
Employee awards	$1,336	$359	$2,071
Non-employee awards	412	192	3,225
Non-employee warrants	425	231	752

Total stock-based compensation expense	$2,173	$782	$6,048

The following table summarizes stock option activity:

	Outstanding Options			Weighted Average Remaining Contractual Life (in years)
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value
At December 31, 2011	1,814,070	$2.17	$7,852	9.2
Options granted	620,000	6.86
Options exercised	—
Options cancelled	25,000

At September 30, 2012	2,409,070	$3.28	$4,573	8.7

	Outstanding Options			Weighted Average Remaining Contractual Life (in years)
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value
Options vested and expected to vest	2,409,070	$3.28	$4,573	8.7
Options vested and exercisable	578,023	$1.96	$1,873	8.4

As of September 30, 2012, the Company had unrecognized stock-based compensation expense related to unvested stock options and warrants granted to employees and non-employees of $5.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Warrants to Purchase Common Stock

On August 16, 2012, the Company issued a fully vested warrant to purchase 25,000 shares of Common Stock at a purchase price of $5.72 as compensation for consulting services provided by a non-employee. The warrant expires on the fifth anniversary of its issuance date. The fair value of the warrant was calculated using a Black-Scholes option-pricing model with the following assumptions: five-year contractual term; 110.33% volatility; 0% dividend rate; and a risk-free interest rate of 0.83%. The fair value of the warrants was determined to be $112,000 and was recorded as additional paid-in capital in the consolidated balance sheets and as a component of general and administrative expense in the consolidated statements of operations.

On August 16, 2012, the Company issued a fully vested warrant to purchase 20,000 shares of Common Stock at a purchase price of $5.72 as compensation for consulting services provided by a non-employee. The warrant expires on the sixth anniversary of its issuance date. The fair value of the warrants was calculated using a Black-Scholes option-pricing model with the following assumptions: six-year contractual term; 104.51% volatility; 0% dividend rate; and a risk-free interest rate of 1.06%. The fair value of the warrant was determined to be $92,000 and was recorded as additional paid-in capital in the consolidated balance sheets and as a component of general and administrative expense in the consolidated statements of operations.

On August 28, 2012, the Company issued a fully vested warrant to purchase 73,009 shares of Common Stock at a purchase price of $5.65 per share to Hercules in connection with the Loan Agreement. (See Note 4.)

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

Upon the effectiveness of the Company’s Form S-1 on November 15, 2011, these warrants became exercisable for Common Stock and a final mark-to-market valuation was performed.

9. Lease

In July 2012, the Company entered into a five-year lease for approximately 3,200 square feet of office space in Burlington, Massachusetts at an average annual rent of approximately $94,000. Total rent expense for the term of this lease will approximate $470,000. The Company took occupancy of this space in October 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “Coronado” refer to Coronado Biosciences, Inc. and its subsidiary.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in this Form 10-Q.

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

In June 2012, we completed an underwritten public offering of 5,750,000 shares of our Common Stock, including 750,000 shares subject to an over-allotment option exercised by the underwriters, at a price of $5.00 per share for proceeds, net of underwriting commissions and other offering expenses, of approximately $26.4 million. On August 28, 2012, we received net proceeds of $14.7 million from a $15 million term loan with Hercules.

We acquired our exclusive rights to TSO in January 2011 from Asphelia for an aggregate purchase price of $20.7 million, consisting of 2,525,677 shares of our Series B Convertible Preferred Stock, or Series B Shares, valued at $6.38 per share, the assumption of promissory notes due to PCP, in the amount of $750,000, which was prepaid in September 2012 and the assumption of Asphelia’s obligation to reimburse OvaMed for certain development costs. Of this purchase price, $3.8 million was paid in cash, including $3.4 million to OvaMed and $0.4 million for repayment of Asphelia’s debt, including $61,000 to a related party. Under the terms of the sublicense agreement with OvaMed acquired from Asphelia, we are required to make annual license payments to OvaMed of $250,000, reimburse patent expenses make potential payments totaling up to $5.4 million contingent upon the achievement of various milestones related to regulatory events for the first product, and make additional milestone payments contingent upon the achievement of regulatory events relating to subsequent indications. In the event that TSO is commercialized, we will be obligated to pay annual royalties based upon net sales of the product as well as a portion of certain sublicense revenues. We are also required to purchase our clinical and commercial requirements of TSO from OvaMed at pre-determined prices.

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

We acquired an exclusive worldwide license to CNDO-109 in November 2007 from University College of London Business PLC (“UCLB”). In consideration for the license, we paid UCLB initial license fees totaling $0.1 million and are required to make milestone payments totaling up to $22 million upon the achievement of various milestones related to regulatory events for the first three indications. In March 2012 we recognized our $250,000 milestone obligation to UCLB related to our IND filed in February 2012 and in April 2012 we paid UCLB for this milestone. In June 2012, we were notified by the FDA that CNDO-109 was granted orphan drug designation and in September 2012, the U.S. Patent and Trademark Office issued the first U.S. patent covering CNDO-109. If CNDO-109 is commercialized, we will be obligated to pay to UCLB annual royalties based upon net sales of the product or a portion of sublicensing revenues.

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

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses as of September 30, 2012 include fees to:

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

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 was $0.9 million and $0.3 million, respectively, and stock-based compensation expense for the nine months ended September 30, 2012 and 2011 was $2.2 million and $0.8 million, respectively. As of September 30, 2012, we had approximately $5.2 million of unrecognized compensation expense related to employee options and non-employee options and warrants, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 1.6 years.

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

Results of Operations

General

To date, we have not generated any revenues from operations and, at September 30, 2012, we had an accumulated deficit of $75.5 million primarily as a result of research and development expenses, purchase of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Research and Development Expenses

Conducting research and development is central to our business. Research and development expenses for the period from inception (June 28, 2006) to September 30, 2012 were $37.4 million, including $3.8 million and $1.8 million for the three month periods ended September 30, 2012 and 2011, respectively, and $12.9 million and $5.1 million for the nine month periods ended September 30, 2012 and 2011, respectively. These expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits, and rent expense;

•	license fees and milestone payments related to in-licensed products and intellectual property;

•	expenses incurred under agreements with CROs, investigative sites and consultants that conduct or provide other services relating to our clinical trials and our preclinical activities;

•	the cost of acquiring clinical trial materials from third party manufacturers; and

•	costs associated with non-clinical activities, patent filings and regulatory filings.

We expect to continue to incur substantial expenses related to our research and development activities for the foreseeable future as we continue product development. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event one or more of these product candidates receive regulatory approval, to fund the launch of the product. From inception through September 30, 2012, direct, external development costs incurred for our TSO product development program were $11.3 million (excluding $20.7 million of in-process research and development costs related to our acquisition of the asset in 2011), including $2.2 million and $0.5 million for the three month periods ended September 30, 2012 and 2011, respectively, and $8.4 million and $0.7 million for the nine month periods ended September 30, 2012 and 2011, respectively. From inception through September 30, 2012, direct, external development costs incurred for our CNDO-109 product development program were $5.9 million, including $0.4 million and $0.4 million for the three month periods ended September 30, 2012 and 2011, respectively, and $1.5 million and $1.3 million for the nine month periods ended September 30, 2012 and 2011, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. General and administrative expenses for the period from inception (June 28, 2006) to September 30, 2012 were $13.6 million, including $2.1 million and $1.8 million for the three month periods ended September 30, 2012 and 2011, respectively, and $6.0 million and $4.0 million for the nine month periods ended September 30, 2012 and 2011, respectively. General and administrative expenses may increase in future periods due to costs associated with:

•	support of our expanded research and development activities;

•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of Three Months Ended September 30, 2012 and 2011

	For the three months ended September 30,		Variance
($ in thousands)	2012	2011	$	%
Operating expenses:
Research and development	$3,777	$1,753	$2,024	115%
General and administrative	2,054	1,778	276	16%

Loss from operations	(5,831)	(3,531)	2,300	65%
Interest income	79	70	9	13%
Interest expense	(183)	(19)	164	863%
Warrant expense	—	115	(115)	(100%)

Net loss	$(5,935)	$(3,365)	$2,570	76%

NM–Not meaningful

Research and development expenses increased $2.0 million, or 115%, from the three months ended September 30, 2011 to the three months ended September 30, 2012. External development costs related to TSO increased $1.7 million reflecting costs related to the commencement during the 2012 period of our Phase 2 trial evaluating TSO in Crohn’s disease. Personnel costs increased $0.4 million due to increased staffing while consulting expenses decreased $0.2 million. We expect our research and development expenses to increase in future quarters as our Phase 2 trial with TSO continues, our Phase 1/2 trial with CNDO-109 is initiated and we provide clinical supplies or grants for investigator-initiated studies or conduct other proof-of-concept clinical trials evaluating TSO in various autoimmune disorders.

General and administrative expenses increased $0.3 million, or 16%, from the three months ended September 30, 2011 to the three months ended September 30, 2012, reflecting an increase of $0.2 million in personnel costs related to the addition of our Chief Financial and Operating Officers, an increase of $0.2 million relating to non-employee stock compensation expense and an increase of $0.1 million related to an enhanced insurance program. Offsetting these increases are decreased accounting fees and legal fees of $0.3 million due to costs incurred in 2011 related to becoming a public company.

Interest expense in the three month and nine month periods ended September 30, 2012 included $164,000 related to the Hercules note. Interest expense in future quarters related to the Hercules note is expected to be approximately $450,000.

Comparison of Nine Months Ended September 30, 2012 and 2011

	For the nine months ended September 30,		Variance
($ in thousands)	2012	2011	$	%
Operating expenses:
Research and development	$12,893	$5,141	$7,752	151%
General and administrative	5,984	3,965	2,019	51%
In-process research and development	—	20,706	(20,706)	NM

Loss from operations	(18,877)	(29,812)	(10,935)	(37%)
Interest income	152	111	41	37%
Interest expense	(220)	(55)	165	300%
Warrant expense	—	115	(115)	NM

Net loss	(18,945)	(29,641)	(10,696)	(36%)
Common Stock dividend to Series A Preferred Stockholders	—	(5,861)	(5,861)	NM

Net loss	$(18,945)	$(35,502)	$(16,557)	(47%)

Research and development expenses increased $7.8 million, or 151%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. This increase was primarily due to $7.8 million of increased external development costs related to TSO, including milestone expenses of $3.4 million related to the Collaboration Agreement with Falk

General and administrative expenses increased $2.0 million, or 51%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, reflecting the increase of our business activity that commenced during 2011 as we transitioned to being a public company. The increase in general and administrative expenses consisted primarily of a $1.3 million increase in personnel costs related to the addition of our Chief Financial and Operating Officers and other support staff and $0.5 million increased stock compensation expense.

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

Liquidity and Capital Resources

To date, we have funded our operations through the sale of debt and equity securities aggregating $93.3 million of net proceeds. In June 2012, we completed an underwritten public offering of 5,750,000 shares of our Common Stock, including 750,000 shares subject to an over-allotment option exercised by the underwriters, at a price of $5.00 per share, for proceeds, net of underwriting commissions and other offering expenses, of approximately $26.4 million. In August 2012, we received net proceeds of $14.7 million from the $15 million term loan from Hercules. In September 2012, we repaid the $750,000 PCP Note which we assumed from Asphelia together with accrued interest of $17,500. At September 30, 2012, we had cash and cash equivalents of $47.5 million.

We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. We believe that our current cash and cash equivalents are sufficient to fund operations into the first quarter of 2014 based on our current business plan. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We will seek funds through additional equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

Cash Flows for the Nine Months Ended September 30, 2012 and 2011

	For the nine months ended September 30,
($ in thousands)	2012	2011	Variance
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(16,089)	$(7,291)	$(8,798)
Investing activities	—	(3,843)	3,843
Financing activities	40,407	22,980	17,427

Increase in cash and cash equivalents	$24,318	$11,846	$12,472

Operating Activities. Net cash used in operating activities increased $8.8 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 and primarily reflects increased net loss. Cash used in operating activities of $7.3 million in the nine months ended September 30, 2011 primarily reflects the net loss of $29.6 million, net of the $20.7 million of non-cash expense for in-process research and development related to the Asphelia Asset Purchase. Cash used in operating activities of $16.1 million in the nine months ended September 30, 2012 primarily reflects the net loss of $18.9 million offset by $2.2 million of noncash expense stock-based compensation and an increase in accounts payable and accrued expenses of $0.8 million.

Investing Activities. Net cash used in investing activities in 2011 was $3.8 million and consisted solely of cash payments related to the Asphelia Asset Purchase.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2011 of $23.0 million primarily consisted of $22.9 million of net proceeds from issuance of the Series C Shares and $80,000 from the exercise of employee stock options. Cash provided by financing activities for the nine months ended September 30, 2012 of $40.4 million consists of net proceeds of $26.4 from the issuance of 5,750,000 shares of Common Stock in our underwritten public offering in June 2012, net proceeds of $14.7 from the Hercules term-loan, offset by the repayment of the PCP note related to the Asphelia transaction of $0.8 million.

Contingent Contractual Payments. The following table summarizes our contractual obligations as of September 30, 2012, excluding amounts related to contingent milestone payments, as described below.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Note Payable and interest (1)	$18,707	$1,984	$16,723	$—	$—
Operating leases	476	100	188	188	—
Annual license fees (2)	8,700	1,950	4,250	500	2,000
Purchase and other obligations	14,036	10,102	3,934	—	—

Total	$41,919	$14,136	$25,094	$688	$2,000

(1)	Relates to Hercules Note.
(2)	Annual sublicense fees are projected through 2025 and include payments to OvaMed, Falk and UCLB.

As of September 30, 2012, $2.4 million of contingent contractual payments are recorded in accrued expenses.

Our purchase and other obligations are primarily associated with our clinical trials, including approximately $11.8 million for our Phase 2 trial evaluating TSO in Crohn’s disease, including $1.3 million of product supply from Ovamed and approximately $1.9 million for services associated with our planned Phase 1/2 CNDO-109 trial.

In July 2012, the Company entered into a five-year lease for approximately 3,200 square feet of office space in Burlington, Massachusetts at an average annual rent of approximately $94,000. The Company took occupancy of this space in October 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

We are a development stage company and have a limited operating history upon which to base an investment decision.

We are a clinical development stage biopharmaceutical company. We have engaged primarily in research and development activities since inception, have not generated any revenues from product sales and have incurred significant net losses since our inception. As of September 30, 2012, we had an accumulated deficit of approximately $75.5 million. We have not demonstrated our ability to perform the functions necessary for the successful commercialization of any products. The successful commercialization of any of our products will require us to perform a variety of functions, including:

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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

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

We rely completely on OvaMed, Progenitor Cell Therapy, or PCT, and other third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on OvaMed and other third parties to produce commercial supplies of any approved product candidate, and our dependence on third party suppliers could adversely impact our business.

We are completely dependent on third party manufacturers for product supply. In particular, we rely exclusively on OvaMed to supply us with our requirements of TSO. OvaMed is the sole supplier of this product, which it is currently producing at only one facility in Germany, where it also is producing product for third parties, including Falk. If OvaMed becomes unable or unwilling to deliver sufficient quantities of TSO to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there would be a significant interruption of our TSO supply, which would materially adversely affect clinical development and potential commercialization of the product. Similarly, we rely on BioReliance Corporation, or BioReliance, and PCT for our CNDO-109 requirements and our CNDO-109 clinical program would be adversely affected by a significant interruption in the supply of this product. Furthermore, if OvaMed, BioReliance and/or PCT or any other contract manufacturers cannot successfully manufacture material that conforms to our specifications and with FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for our product candidates. Our third-party suppliers will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In the event that the FDA or such other agencies determine that our third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material. Any delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of our third party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products.

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

We do not currently have the infrastructure for the sales, marketing and distribution of any of our product candidates, and must build this infrastructure or make arrangements with third parties to perform these functions in order to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us or jointly with a partner, or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. If we, or our partners, are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may successfully develop, we will need to contract with third parties to market and sell such products. We may not be able to establish arrangements with third- parties on acceptable terms, if at all.

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

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial and financial expertise of the members of our senior management, in particular Glenn L. Cooper, M.D., our executive chairman, and Bobby W. Sandage, Jr., Ph.D., our president and chief executive officer. The loss of such individuals or the services of any of our other senior management could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical companies, as well as universities and research organizations. If we are not able to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy.

We use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

In addition, United States patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, on September 16, 2011, the Leah-y Smith America Invents Act, or the Leahy-Smith Act, was signed into law, and includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The United States Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

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

We are a company in the development stage and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have generated operating losses in all periods since our inception in September 2006, including losses of approximately $3.7 million, $10.0 million, and $36.4 million for the years ended December 31, 2009, 2010 and 2011, respectively, and $18.9 million in the nine months ended September 30, 2012. At September 30, 2012, we had an accumulated deficit of approximately $75.5 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

Our existing loan agreement contains affirmative and negative covenants that impose significant restrictions on our business and financing activities. If we default on our obligations, whether due to events beyond our control or otherwise, the lender would have a right to foreclose on substantially all of our assets. A default could materially and adversely affect our operating results and our financial condition.

Our existing $15.0 million term loan agreement contains several affirmative and negative covenants that impose significant restrictions on our business and operations. In addition, the loan is collateralized by substantially all of our assets, other than our intellectual property. Our failure to comply with the covenants contained in the loan agreement may result in the declaration of an event of default that, if not cured or waived, could cause all amounts outstanding under the loan agreement to become due and payable immediately and could cause the lender to foreclose on the collateral securing the indebtedness, including our cash, cash equivalents and short-term investments. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the loan agreement may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2009, 2010 and 2011 and the nine months ended September 30, 2012, we incurred research and development expenses of approximately $2.3 million, $8.3 million, $8.6 million and $12.9 million, respectively. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We believe that our current cash will be sufficient to meet our anticipated cash requirements into the first quarter of 2014 and that we will require substantial additional funds to support our continued research and development activities, including costs of preclinical studies and clinical trials, obtaining regulatory approvals and potential commercialization and for the payment of principal and interest under our existing loan agreement. We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31,2011 with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital. There is no assurance that we will not receive a similar report for our year ending December 31, 2012.

In their report dated March 29, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception, have an accumulated deficit as of December 31, 2011 and June 30, 2012 and require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.

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

Pursuant to Section 404 of the Sarbane s Oxley Act of 2002 and related rules, or SOX, for the year ending December 31, 2012, our management will be required to report on, and our independent registered public accounting firm will be required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, or the Exchange Act, we may need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

Prior to 2011, we did not have sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary for, or adequate documented accounting policies and procedures to support effective, internal controls. These material weaknesses contributed to audit adjustments for the years ended December 31, 2010, 2009 and 2008. While we have commenced the process of documenting, reviewing and improving our internal controls over financial reporting for compliance with Section 404 of SOX and have made efforts to improve our internal controls and accounting policies and procedures, including hiring new accounting personnel and engaging external temporary resources, we may in the future identify deficiencies and weaknesses in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Risks Associated with our Capital Stock

One of our directors and principal stockholders can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders.

At September 30, 2012, Lindsay A. Rosenwald, M.D., a member of our board of directors, beneficially owned approximately 14.7% of our issued and outstanding capital stock, and certain trusts established for the benefit of Dr. Rosenwald and his family members additionally beneficially owned an aggregate of approximately 6.0% of our issued and outstanding capital stock. By virtue of his holdings and his membership on our board of directors, Dr. Rosenwald may influence the election of the members of our board of directors, our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders. In addition, Dr. Rosenwald is an affiliate of National Securities Corporation, or National, which acted as an underwriter of our June 2012 public offering of common stock. National received related commissions of $187,000 in connection with the offering. Dr. Rosenwald purchased at the public offering price 200,000 shares of common stock in the offering.

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

Almost all of our 24.4 million outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or an effective registration statement. In addition, we recently filed a shelf registration statement on Form S-3 pursuant to which we may sell up to $75 million of our equity securities over the next three years. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

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

•

the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.

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

CORONADO BIOSCIENCES, INC.

Date: November 14, 2012	By:	/s/ Bobby W. Sandage, Jr.
Bobby W. Sandage, Jr., Ph.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 14 , 2012	By:	/s/ Lucy Lu
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2012	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files