Form 10-Q
period 2013-03-31
CORONADO BIOSCIENCES INC
filed 2013-05-09
CIK 1429260

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 28,048,269 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Balance Sheets

($ in thousands except for per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$44,052	$40,199
Prepaid and other current assets	1,010	393

Total current assets	45,062	40,592
Property and equipment, net	50	51
Other assets	344	349

Total Assets	$45,456	$40,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$676	$1,029
Interest payable	119	119
Accrued expenses	2,183	2,185
Current portion of note payable	3,190	1,799

Total current liabilities	6,168	5,132
Note payable	11,086	12,386
Other long-term liabilities	1,474	1,441

Total Liabilities	18,728	18,959

Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred stock, $.001 par value, 457,053 and 584,390 Series C shares authorized, 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 26,167,760 and 24,400,754 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	26	24
Additional paid-in capital	119,744	106,193
Deficit accumulated during development stage	(93,042)	(84,184)

Total Stockholders’ Equity	26,728	22,033

Total Liabilities and Stockholders’ Equity	$45,456	$40,992

The accompanying notes are an integral part of these consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended March 31,		Period from June 28, 2006 (date of inception) to March 31, 2013
	2013	2012
Operating expenses:
Research and development	$5,974	$4,581	$47,983
General and administrative	2,484	2,000	18,763
In-process research and development	—	—	21,749

Loss from operations	(8,458)	(6,581)	(88,495)
Interest income	76	44	556
Interest expense	(476)	(19)	(4,429)
Other income	—	—	733
Warrant expense	—	—	(1,407)

Net loss	$(8,858)	$(6,556)	$(93,042)
Common Stock dividend to Series A Convertible Preferred Stockholders	—	—	(5,861)

Net loss attributed to Common Stock	$(8,858)	$(6,556)	$(98,903)

Basic and diluted net loss per common share	$(0.35)	$(0.35)

Weighted average common shares outstanding—basic and diluted	25,182,369	18,604,245

The accompanying notes are an integral part of these consolidated financial statements.

Coronado Biosciences, Inc. and Subsidiary

(A development stage enterprise)

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,		Period from June 28, 2006 (Date of Inception) to March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(8,858)	$(6,556)	$(93,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,523	874	9,035
Acquired in-process research and development	—	—	21,749
Noncash interest expense	129	—	2,027
Noncash interest expense—related parties	—	—	286
Contribution of services by stockholder	—	—	130
Issuance of Common Stock to non-employee for services	—	—	121
Change in fair value of Common Stock warrant liability	—	—	234
Change in fair value of embedded conversion feature	—	—	831
Change in fair value of preferred stock warrant liability	—	—	1,407
Depreciation expense	3	—	47
Changes in operating assets and liabilities:
Prepaid and other assets	66	(93)	(387)
Interest payable	—	—	119
Accounts payable and accrued expenses	(355)	350	2,859

Net cash used in operating activities	(7,492)	(5,425)	(54,584)

Cash flows from investing activities:
Purchase of office equipment	(2)	—	(97)
Deposit for leasehold improvements	—	—	(225)
Purchase of in-process research and development	—	—	(3,843)

Net cash used in investing activities	(2)	—	(4,165)

Cash flows from financing activities:
Proceeds from PCP notes payable—related party	—	—	570
Payment of PCP notes payable—related party	—	—	(570)
Payment of PCP notes payable—Asphelia asset purchase	—	—	(750)
Proceeds from notes payable—related parties	—	—	2,221
Proceeds from issuance of Series A Convertible Preferred Stock	—	—	21,681
Payment of costs related to the issuance of Series C Convertible Preferred Stock	—	—	(2,291)
Proceeds from issuance of Convertible Preferred Stock Series C	—	—	25,784
Payment of costs related to the issuance of Convertible Preferred Stock Series C	—	—	(2,884)
Proceeds from borrowings under line of credit	—	—	80
Payment of line of credit	—	—	(80)
Proceeds from Senior Convertible Notes	—	—	7,570
Payment of debt issue costs	—	—	(737)
Payment of notes payable—related parties	—	—	(600)
Proceeds from issuance of Common Stock	11,690	—	40,743
Payment of costs related to the issuance of Common Stock	(343)	—	(2,648)
Proceeds from issuance of Hercules Note	—	—	15,000
Payment of debt issue costs associated with Hercules Note	—	—	(288)

Net cash provided by financing activities	11,347	—	102,801

Increase/(decrease) in cash and cash equivalents	3,853	(5,425)	44,052
Cash and cash equivalents—beginning of period	40,199	23,160	—

Cash and cash equivalents—end of period	$44,052	$17,735	$44,052

The accompanying notes are an integral part of these consolidated financial statements.

Coronado Biosciences, Inc. and Subsidiary

(A development stage enterprise)

Consolidated Statements of Cash Flows

($ in thousands)

	For the Three Months Ended March 31,		Period from June 28, 2006 (Date of Inception) to March 31,
	2013	2012	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$347	$18	$909
Supplemental disclosure of non-cash financing and investing activities:
Issuance of Convertible Preferred Stock Series B for purchase of assets	$—	$—	$16,114
Assumption of PCP Note related to Asphelia Asset Purchase	$—	$—	$750
Issuance of Convertible Preferred Stock Series C warrants	$—	$—	$1,286
Issuance of Common Stock warrants related to the Convertible Preferred Stock Series A financing	$—	$—	$621
Conversion of Senior Convertible Notes into Convertible Preferred Stock Series A	$—	$—	$8,601
Conversion of notes payable—related parties into Convertible Preferred Stock Series A	$—	$—	$1,907
Issuance of Common Stock for Convertible Preferred Stock Series A, B and C	$—	$—	$67,004
Issuance of Warrant related to Hercules Note	$—	$—	$323

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

The Company has incurred losses and experienced negative operating cash flows since inception and has an accumulated deficit of $93.0 million as of March 31, 2013. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates. To date, the Company’s operations have been funded primarily by issuing equity and debt securities. For the three months ended March 31, 2013, the Company issued 1,565,101 shares of Common Stock for total net proceeds of $11.8 million of which $11.1 million was received as of March 31, 2013, under the Company’s At Market Issuance Sales Agreement (the “ATM”) with MLV & Co. LLC (“MLV”) and $0.7 million was received on April 1, 2013. The Company has fully utilized its $30 million ATM facility. On April 29, 2013, the Company entered into a new $45 million At Market Issuance Sales Agreement (the “2013 ATM”) with MLV whereby up to $45 million of shares of Common Stock may be issued by the Company pursuant to its Form S-3 filed in September 2012. From January 1, 2013 through May 7, 2013, the Company issued 3.4 million shares of Common Stock for total net proceeds of $29.9 million under its ATM facilities.

The Company expects to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of its product candidates. Management believes that cash and cash equivalents on hand are sufficient to sustain operations at least for the next twelve months based on its existing business plan. The Company will require additional financing to develop and obtain regulatory approvals for its product candidates, fund operating losses, establish manufacturing, and, if deemed appropriate, sales and marketing capabilities. The Company expects that it will seek funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to the Company on acceptable terms or at all. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, the Company will be required to delay, reduce or eliminate research and development programs, and pursue merger or acquisition strategies.

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

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. The consolidated financial statements and related disclosures have been prepared with the presumption that users of the consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these consolidated financial statements should be read in conjunction with the Company’s Form 10-K, as amended, which was initially filed with the United States Securities and Exchange Commission, or SEC, on March 18, 2013.

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

Concentration of Risk

The Company is currently completely dependent on third party manufacturers for product supply. In particular, the Company relies exclusively on Ovamed GmbH (“Ovamed”) to supply it with its requirements of Trichuris suis ova (“TSO”). Ovamed is the sole supplier of this product, which it is currently producing at only one facility in Germany, where it is also producing product for others, including Dr. Falk Pharma GmbH (“Falk”). Ovamed also relies on certain other suppliers for materials and services. Also, the Company currently relies on BioReliance Corporation, Progenitor Cell Therapy LLC and other third parties for its CNDO–109 product requirements. The Company’s clinical development programs would be adversely affected by a significant interruption in obtaining clinical trial supplies.

Deferred Financing Costs

Financing costs incurred in connection with the Hercules Technology Growth Capital, Inc. (“Hercules”) note payable were deferred and are being amortized over the appropriate expected life based on the term of the note using the effective interest rate method. As of March 31, 2013 the Company recorded deferred financing costs of $58,000 in other assets in the accompanying balance sheet.

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

A calculation of basic and diluted net loss per share follows:

($ in thousands except share and per share amounts)	For the three months ended March 31,
	2013	2012
Historical net loss per share:
Numerator:
Net loss attributed to Common Stockholders	$(8,858)	$(6,556)
Denominator:
Weighted-average common shares outstanding—Denominator for basic and diluted net loss per share	25,182,369	18,604,245

Basic and diluted net loss per common share attributed to common stockholders	$(0.35)	$(0.35)

The Company’s potential dilutive securities which include unvested restricted stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average Common Stock outstanding used to calculate both basic and diluted net loss per share are the same.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be antidilutive:

	For the three months ended March 31,
	2013	2012
Warrants to purchase Common Stock	1,188,147	1,068,797
Options to purchase Common Stock	3,984,184	1,999,015

	5,172,331	3,067,812

4. Debt and Interest

Interest expense of $476,000 for the three months ended March 31, 2013 principally related to the $15 million term loan with Hercules Technology Growth Capital (“Hercules Note”), and included $347,000 in cash interest and $91,000 related to accretion of the debt discount. At March 31, 2013, the current portion of the Hercules Note was $3.2 million and noncurrent portion was $11.1 million, net of the debt discount of $724,000.

In 2012, we acquired from Ovamed manufacturing rights for TSO in the Coronado Territory and agreed to pay Ovamed $1.5 million in three equal installments of $500,000 commencing in December 2014 and ending in December 2016. The Company recorded this obligation at December 31, 2012 as an other long-term liability at its estimated net present value of $1.0 million, using an effective interest rate of 12.33% and is accreting the carrying amount up to the $1.5 million obligation. Accretion of the obligation was $32,500 for the three months ended March 31, 2013 and recorded as interest expense.

5. Property and Equipment

Property and equipment consisted of the following:

($ in thousands)	Useful Life (Years)	As of March 31, 2013	As of December 31, 2012
Computer equipment	3	$10	$10
Furniture & fixtures	5	40	38
Leasehold improvements	5	6	6

Total property and equipment		56	54
Less: Accumulated depreciation		(6)	(3)

Property and equipment, net		$50	$51

6. Accrued Liabilities and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

	As of March 31, 2013	As of December 31, 2012
Accrued expenses:
Salaries, bonuses and related benefits	$575	$1,064
Severance	262	354
Professional fees	298	320
Research and development expenses	939	403
Other	109	44

Total accrued expenses	$2,183	$2,185

Other long-term liabilities:
Hercules Note end of term	398	398
Ovamed manufacturing rights	1,076	1,043

Total other long-term liabilities	$1,474	$1,441

7. TSO

Research Agreement

On February 22, 2013, the Company and Freie Universität Berlin (“FU Berlin”) entered into a Research Agreement (the “Research Agreement”) to, among other things, identify and evaluate secretory proteins from TSO (the “Project”). The duration of the Project is expected to be four years, during which the Company will pay FU Berlin a total maximum amount of approximately €648,000, or approximately $843,000 in research fees and FU Berlin will periodically produce written progress reports on the Project. The Research Agreement terminates on the later of the date that the last payment or report is due, subject to early termination by either party upon three months written notice for cause or without cause. If the Company terminates the Research Agreement, the Company must pay FU Berlin a termination fee comprised primarily of unpaid research fees due on the first payment date after which termination occurred (subject to adjustment), except where termination is due to a breach by FU Berlin which it fails to cure within 60 day’s notice or due to FU Berlin’s bankruptcy. As of March 31, 2013, the Company incurred sponsored research expense of $22,000 recorded in research and development expense.

On February 22, 2013, the Company and FU Berlin also entered into a Joint Ownership and Exclusive License Agreement (the “JOELA”), pursuant to which the Company agreed to jointly own all intellectual property arising from the Project (the “Joint Intellectual Property”). FU Berlin also granted the Company (a) an exclusive worldwide license (including the right to sublicense) to its interest in the Joint Intellectual Property and its know-how related to the Project (the “Licensed IP”), and (b) the right to commercialize products that, without the licenses granted under the JOELA, would infringe the Licensed IP (the “Licensed Products”). FU Berlin retains the non-exclusive and non-transferable right to use the Licensed IP for its own internal, academic purposes. Pursuant to the JOELA, the Company will pay FU Berlin a total maximum amount of €3,830,000, or approximately $4,982,000 in potential milestone payments, based primarily on the achievement of clinical development and regulatory milestones, and royalties on potential net sales of products ranging from 1.0% to 2.5%. The JOELA continues until the last-to-expire patent in any country, subject to early termination by either party without penalty if the other party breaches the JOELA and the breach is not cured within 60 days after receiving notice of the breach or if a party is in bankruptcy. The Company also has the right to terminate the JOELA after giving FU Berlin 60 days written notice of a regulatory action that affects the safety, efficacy or marketability of the Licensed Products or if the Company cannot obtain sufficient materials to conduct trials, or upon 180 days written notice for any reason.

In connection with the Research Agreement and JOELA, the Company entered into a License and Sublicense Agreement (the “LSA”) with Ovamed GmbH (“Ovamed”) on February 22, 2013, pursuant to which the Company licensed is rights to the Joint Intellectual Property and sublicensed its rights to the Licensed IP to Ovamed in all countries outside North America, South America and Japan (the “Ovamed Territory”). Pursuant to the LSA, Ovamed would pay the Company a total maximum amount of €1,025,000, or approximately $1,333,000, based primarily on the achievement of regulatory milestones, and royalties on potential net sales of products ranging from 1.0% to 2.5%, subject to adjustment, in each case equal to the comparable payments due under the JOELA. The LSA continues until the last-to-expire patent in any country in the Ovamed Territory, subject to early termination by either party upon the same terms as in the JOELA.

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

The estimated fair value of the Hercules Note at March 31, 2013 computed using the effective interest rate method, is $14.8 million. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge. The fair value measurement utilizes inputs that are categorized as Level 3.

9. Common Stock

At Market Issuance Sales Agreement

Pursuant to the Company’s October 2012 ATM with MLV the Company issued 1,565,101 shares of Common Stock in the three month period ended March 31, 2013 for total net proceeds of $11.8 million of which $11.1 million was received as of March 31, 2013, and $0.7 million was received on April 1, 2013. The $0.7 million received on April 1, 2013 was included in other current assets at March 31, 2013. The Company has fully utilized its $30 million ATM facility. On April 29, 2013, the Company entered into the 2013 ATM with MLV whereby up to $45.0 million of shares may be issued by the Company pursuant to its Form S-3 filed in September 2012. Since March 31, 2013, the Company issued an additional 1.8 million shares of Common Stock for net proceeds of $18.1 million under its ATM facilities.

Stock-based Compensation Plans

As of March 31, 2013, the Company had two equity compensation plans, the Coronado Biosciences, Inc. 2007 Stock Incentive Plan, for employees, non-employees and outside directors and the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”).

Compensation Expense. The following table summarizes the stock-based compensation expense from awards, including stock options and restricted Common Stock awards to employees and non-employees, compensation expense for the ESPP and warrants to non-employees for the three months ended March 31, 2013 and 2012, and from the period June 28, 2006 (date of inception) to date.

	For the three months ended March 31,		Period from June 28, 2006 (date of inception) to March 31,
($ in thousands)	2013	2012	2013
Employee awards	$972	$313	$4,178
Non-employee awards	434	445	3,847
Non-employee warrants	117	116	1,010

Total stock-based compensation expense	$1,523	$874	$9,035

The following table summarizes stock option activity:

	Outstanding Options			Weighted Average Remaining Contractual Life (in years)
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value
At December 31, 2012	2,519,070	$3.37	$2,860	8.5
Options granted	1,771,590	5.66
Options exercised	(193,490)	1.37
Options cancelled	—

At March 31, 2013	4,097,170	$4.46	$21,564	8.97

Options vested and expected to vest	4,097,170	$4.46	$21,564	8.97
Options vested and exercisable	857,053	$2.75	$5,976	8.05

As of March 31, 2013 the Company had unrecognized stock-based compensation expense related to unvested stock options to employees and non-employees of $10.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

Warrants to Purchase Common Stock

For the three months ended March 31, 2013, the Company issued 8,415 shares of Common Stock pursuant to the cashless exercise of 18,724 warrants at a weighted average exercise price of $4.97.

10. Executive Officer Agreement

On January 7, 2013, the Company entered into an employment agreement with Dr. Harlan F. Weisman, the Company’s chairman and chief executive officer. Pursuant to the employment agreement, the Company will pay Dr. Weisman an annual base salary of $600,000. At the discretion of the board of directors, he will also be eligible for an annual cash bonus based on the attainment of financial, clinical development and/or business milestones to be established by the board. Pursuant to the employment agreement, the Company also granted Dr. Weisman an option to purchase 1,686,590 shares of Common Stock, which was equal to 6% of the Company’s fully-diluted capitalization as of the date of grant. The option has an exercise price of $5.57 per share. One-third of the shares underlying the option will vest on December 28, 2013 and two anniversaries thereafter, subject to Dr. Weisman’s continued employment with the Company.

11. Subsequent Events

Market Capitalization Bonuses

Pursuant to the employment agreements with three executive officers, the Company is obligated to pay certain bonuses to these executive officers upon attainment of specified market capitalizations and trading volumes. The first market capitalization bonus of $231,250 was earned and paid in the three months ended March 31, 2013 upon attainment of a $125 million market capitalization and a 30-day trading share volume in excess of 50,000 shares per day. On April 15, 2013, upon attainment of a $250 million market capitalization and a 30-day trading share volume in excess of 100,000 shares per day, the second market capitalization bonus totaling $312,500 was earned and paid to these executives.

Executive Officer Resignation

On April 22, 2013, Dr. Bobby W. Sandage, Jr., resigned as president and director of the Company. In accordance with Dr. Sandage’s employment agreement as amended, Dr. Sandage is entitled to receive his salary and COBRA benefits for twelve months from the date of his resignation. The Company will record a severance liability of approximately $445,000 for these obligations in the three-month period ending June 30, 2013.

New York City Office Lease

In April 2013, the Company entered into a three-year lease for approximately 1,500 square feet of office space in New York City, New York at an average annual rent of approximately $122,000. Total rent expense for the term of this lease will approximate $366,000. The Company expects to take occupancy of this space in May 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “Coronado” refer to Coronado Biosciences, Inc. and its subsidiary.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On February 22, 2013 we and Freie Universität Berlin (“FU Berlin”) entered into a Research Agreement to, among other things identify and evaluate secretory proteins from Trichuris suis. The duration of the project is expected to be four years, during which time the Company will pay FU Berlin a total maximum amount of approximately $843,000 in research fees. We also entered into several license agreements regarding intellectual property that may result from this research. (See Note 7 of Notes to Consolidated Financial Statements.)

In September 2012, the Company filed a shelf registration statement on Form S-3 pursuant to which the Company may sell up to $75 million of Common Stock over the next three years. In October 2012, the Company entered into an At Market Issuance Sales Agreement, or ATM, with MLV & Co. LLC, or MLV, to issue and sell up to $30 million of Common Stock. Under the terms of the ATM we paid directly to MLV fees equal to 3% of the gross proceeds for the first $10 million of gross proceeds and 2% of the gross proceeds thereafter. From January 1, 2013 to March 31, 2013, the Company issued 1,565,101 shares of Common Stock for total net proceeds of $11.8 million of which $11.1 million was received as of March 31, 2013 and $0.7 million was received on April 1, 2013. The Company has fully utilized its $30 million ATM facility. On April 29, 2013, the Company entered into a new $45 million At Market Issuance Sales Agreement (the “2013 ATM”) with MLV whereby up to $45 million of shares may be issued by the Company pursuant to its Form S-3 filed in September 2012. Since March 31, 2013, the Company issued an additional 1.8 million shares of Common Stock for net proceeds of $18.1 million.

In April 2013, Dr. Bobby W. Sandage, Jr. resigned from his position as president of the Company and as a member of the board of directors. (See Note 11 of Notes to Consolidated Financial Statements.)

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing in our Form 10-K for the fiscal year ended December 31, 2012. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses as of March 31, 2013 include fees to:

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

Determining the appropriate fair value of stock-based awards requires the use of subjective assumptions. Prior to November 17, 2011 in the absence of a public trading market for our Common Stock, we conducted periodic assessments of the valuation of our Common Stock. These valuations were performed concurrently with the achievement of significant milestones or with a significant financing. We use a Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated Common Stock fair value as well as assumptions regarding a number of other subjective variables. These variables include the fair value of our Common Stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•

Fair Value of our Common Stock. When our stock was not publicly traded, we estimated the fair value of Common Stock. Since November 17, 2011, we have utilized the public trading price of our Common Stock.

•

Expected Term. Due to the limited exercise history of our own stock options, we determined the expected term based on the stratification of option holder groups. Our employee options meet the criteria for the Simplified Method under SAB 107 while the expected term for our non-employees is the remaining contractual life for both options and warrants.

•

Volatility. As we have a very limited trading history for our Common Stock, the expected stock price volatility for our Common Stock was estimated by incorporating the first year of Coronado’s historical volatility and the average historical price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. Coronado’s historical volatility is weighted with that of the peer group and that combined historical volatility is weighted 80% with a 20% weighting of our implied volatility, which is obtained from traded options of our stock. We intend to continue to consistently apply this process using the same or similar public companies until we have sufficient historical information regarding the volatility of our own Common Stock that is consistent with the expected life of our options. Should circumstances change such that the identified companies are no longer similar to us, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

The estimate of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

For the three months ending March 31, 2013 and 2012, stock-based compensation expense was $1.5 million, and $0.9 million, respectively and $9.0 million from inception through March 31, 2013. As of March 31, 2013, we had approximately $10.9 million of total unrecognized compensation expense, related to unvested stock options and warrants granted to employees and non-employees, which we expect to recognize over a weighted-average period of approximately 1.9 years.

If any of the assumptions used in a Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Results of Operations

General

To date, we have not generated any revenues from operations and at March 31, 2013 we had an accumulated deficit of $93.0 million primarily as a result of research and development expenses, purchase of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant or any revenues.

Research and Development Expenses

Conducting research and development is central to our business and aggregated $69.7 million for the period from inception (June 28, 2006) to March 31, 2013. Noncash, stock-based compensation expense included in research and development in for the three months ended March 31, 2013 and 2012, was $0.8 million and $0.5 million, respectively, and $5.5 million from inception to March 31, 2013. Research and development expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits, and rent expense;

•	noncash stock-based compensation expense;

•	license fees and milestone payments related to in-licensed products and intellectual property;

•	expenses incurred under agreements with CROs, investigative sites and consultants that conduct or provide other services relating to our clinical trials and our preclinical activities;

•	the cost of acquiring clinical trial materials from third party manufacturers; and

•	costs associated with non-clinical activities, patent filings and regulatory filings.

We expect to continue to incur substantial expenses related to our research and development activities for the foreseeable future as we continue product development. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event one or more of these product candidates receive regulatory approval, to fund the launch of the product. From inception through March 31, 2013, direct, external development costs incurred for our TSO product development program were $17.0 million, excluding $21.7 million of in-process research and development costs related to our acquisition of the asset in 2011 and the manufacturing rights in 2012. From inception through March 31, 2013, direct, external development costs incurred for our CNDO-109 product development program were $6.6 million. We also intend to fund, generally by providing product supply and/or grants, certain investigator-initiated studies evaluating TSO in a range of autoimmune disorders.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development and such expenses were $18.8 million from inception through March 31, 2013. Noncash, stock-based compensation expense included in general and administrative expenses for the three months ended March 31, 2013 and 2012, was $0.7 million and $0.4 million, respectively, and $3.5 million from inception through March 31, 2013. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities; and

•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company

Comparison of three months ended March 31, 2013 and 2012

	For the three months ended March 31,		Change
($ in thousands)	2013	2012	$	%
Operating expenses:
Research and development	$5,974	$4,581	$1,393	30%
General and administrative	2,484	2,000	484	24%

Loss from operations	(8,458)	(6,581)	1,877	29%
Interest income	76	44	32	73%

Interest expense	(476)	(19)	457	NM

Net loss	$(8,858)	$(6,556)	$2,302	35%

NM–Not meaningful

Research and development expenses increased $1.4 million, or 30%, from the three months ended March 31, 2012 to the three months ended March 31, 2013. This increase was primarily due to higher costs of $2.7 million related to the Phase 2 study of TSO and $0.3 million related to the site preparation of our manufacturing facility partially offset by the $1.4 million dollar payment to Dr. Falk Pharma GmbH (“Falk”) in connection with the Collaboration Agreement, the accrual of a contractual obligation of $200,000 to Ovamed, $0.5 million for product received from Ovamed, and $0.3 million of costs related to the Phase 1 for TSO in the three months ended March 31, 2012. Additionally, external development costs related to CNDO–109 decreased $0.2 million in the first quarter of 2013, reflecting a $250,000 contractual payment made to UCLB in the three months ended March 31, 2012. Additionally, personnel-related costs increased $0.5 million in the first quarter of 2013 compared to the first quarter of 2012 due in part to the research and development portion of the first market capitalization bonus of $0.1 million to three of our executive officers for achievement of specified trading volume and market capitalization of Coronado and an increase in staffing. Stock-based compensation increased $0.3 million due to an option granted to our new chief executive officer in the three months ended March 31, 2013. We expect our research and development expenses to increase in future quarters as we continue clinical development of our product candidates and provide clinical supplies or grants for investigator-initiated studies evaluating TSO in various autoimmune disorders.

General and administrative expenses increased $0.5 million, or 24%, from the three months ended March 31, 2012 to the three months ended March 31, 2013, due to a $0.2 million increase in personnel costs, due in part to the general and administrative portion of the first market capitalization bonus of $0.1 million to three of our executive officers for achievement of specified trading volume and market capitalization of Coronado. Stock-based compensation increased $0.4 million due to options grant to new our chief executive officer and the independent members of our board of directors in the three months ended March 31, 2013

Interest expense in 2013 relates to interest on the Hercules Note. The increase in interest income in 2013 compared to the same period last year was primarily due to higher cash balances.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of debt and equity securities, aggregating $104.7 million of net proceeds. At March 31, 2013, we had cash and cash equivalents of $44.1 million. Pursuant to the ATM with MLV, the Company issued 1,565,101 shares of Common Stock in the quarter ended March 31, 2013 for total net proceeds of $11.8 million of which $11.1 million was received as of March 31, 2013, and $0.7 million was received on April 1, 2013. The Company has fully utilized its $30 million ATM facility. On April 29, 2013, the Company entered into a new 2013 ATM with MLV whereby up to $45 million of shares of Common Stock may be issued by the Company pursuant to its Form S-3 filed in September 2012. Since March 31, 2013, we issued 1.8 million shares for net proceeds of $18.1 million.

We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals for our product candidates, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt. We believe that our current cash and cash equivalents are sufficient to fund operations for at least the next twelve months based on our current business plan. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

Cash Flows for the Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended March 31,		Change
($ in thousands)	2013	2012
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(7,492)	$(5,425)	$2,067
Investing activities	(2)	—	2
Financing activities	11,347	—	11,347

Decrease in cash and cash equivalents	$3,853	$(5,425)	$9,278

Operating Activities

Net cash used in operating activities increased $2.1 million from the three months ended March 31, 2012 to the three months ended March 31, 2013 primarily reflecting increased net loss.

Investing Activities

Net cash used in investing activities in 2013 relates to the purchase of equipment for the Company’s office in Burlington, Massachusetts.

Financing Activities

Net cash provided by financing activities of $11.3 million for the three months ended March 31, 2013, reflects $11.0 million of net proceeds from the sale of stock under the ATM plus $0.3 from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed on our annual report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

None.

Net Operating Loss Tax Carryforwards

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

None.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(b) Exhibits

Exhibit No.	Description

10.47†	Research Agreement, dated February 22, 2013, by and between Coronado Biosciences, Inc. and Freie Universitat Berlin.

10.48†	License and Sublicense Agreement, dated February 22, 2013, by and between Coronado Biosciences, Inc. and Ovamed GmbH.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Documents

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this exhibit.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORONADO BIOSCIENCES, INC.

Date: May 9, 2013	By:	/s/ Harlan F. Weisman
Harlan F. Weisman, Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2013	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.47†	Research Agreement, dated February 22, 2013, by and between Coronado Biosciences, Inc. and Freie Universitat Berlin.

10.48†	License and Sublicense Agreement, dated February 22, 2013, by and between Coronado Biosciences, Inc. and Ovamed GmbH.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Documents

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this exhibit.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.