Form 10-Q
period 2013-06-30
CORONADO BIOSCIENCES INC
filed 2013-08-05
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, there were 31,901,334 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Balance Sheets

($ in thousands except for per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$67,886	$40,199
Prepaid and other current assets	243	393

Total current assets	68,129	40,592
Property and equipment, net	535	51
Other assets	114	349

Total Assets	$68,778	$40,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,429	$1,029
Interest payable	116	119
Accrued expenses	2,797	2,185
Current portion of note payable	4,611	1,799

Total current liabilities	8,953	5,132
Note payable	9,760	12,386
Other long-term liabilities	1,507	1,441

Total Liabilities	20,220	18,959

Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred Stock, $.001 par value, 452,923 and 584,390 Series C shares authorized, 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 29,605,524 and 24,400,754 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	30	24
Additional paid-in capital	152,240	106,193
Deficit accumulated during development stage	(103,712)	(84,184)

Total Stockholders’ Equity	48,558	22,033

Total Liabilities and Stockholders’ Equity	$68,778	$40,992

The accompanying notes are an integral part of these consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from June 28, 2006 (date of inception) to June 30, 2013
	2013	2012	2013	2012
Operating expenses:
Research and development	$7,795	$4,525	$13,769	$9,116	$55,778
General and administrative	2,499	1,940	4,983	3,930	21,262
In-process research and development	—	—	—	—	21,749

Loss from operations	(10,294)	(6,465)	(18,752)	(13,046)	(98,789)
Interest income	109	29	185	73	665
Interest expense	(485)	(19)	(961)	(38)	(4,914)
Other income	—	—	—	—	733
Warrant expense	—	—	—	—	(1,407)

Net loss	$(10,670)	$(6,455)	$(19,528)	$(13,011)	$(103,712)
Common Stock dividend to Series A Convertible Preferred Stockholders	—	—	—	—	(5,861)

Net loss attributed to Common Stock	$(10,670)	$(6,455)	$(19,528)	$(13,011)	$(109,573)

Basic and diluted net loss per common share	$(0.38)	$(0.34)	$(0.73)	$(0.69)

Weighted average common shares outstanding—basic and diluted	28,095,522	19,194,053	26,646,993	18,899,149

The accompanying notes are an integral part of these consolidated financial statements.

Coronado Biosciences, Inc. and Subsidiary

(A development stage enterprise)

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Six Months Ended June 30,		Period from June 28, 2006 (Date of Inception) to June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(19,528)	$(13,011)	$(103,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,806	1,218	10,318
Acquired in-process research and development	—	—	21,749
Noncash interest expense	262	—	2,160
Noncash interest expense—related parties	—	—	286
Contribution of services by stockholder	—	—	130
Issuance of Common Stock to non-employee for services	—	—	121
Change in fair value of Common Stock warrant liability	—	—	234
Change in fair value of embedded conversion feature	—	—	831
Change in fair value of preferred stock warrant liability	—	—	1,407
Depreciation expense	7	—	51
Changes in operating assets and liabilities:
Prepaid and other current assets	150	(71)	(303)
Interest payable	(3)	—	116
Accounts payable and accrued expenses	1,012	433	4,226

Net cash used in operating activities	(15,294)	(11,431)	(62,386)

Cash flows from investing activities:
Purchase of property and equipment	(266)	—	(586)
Purchase of in-process research and development	—	—	(3,843)

Net cash used in investing activities	(266)	—	(4,429)

Cash flows from financing activities:
Proceeds from PCP notes payable—related party	—	—	570
Payment of PCP notes payable—related party	—	—	(570)
Payment of PCP notes payable—Asphelia asset purchase	—	—	(750)
Proceeds from notes payable—related parties	—	—	2,221
Proceeds from issuance of Series A Convertible Preferred Stock	—	—	21,681
Payment of costs related to the issuance of Series C Convertible Preferred Stock	—	—	(2,291)
Proceeds from issuance of Convertible Preferred Stock Series C	—	—	25,784
Payment of costs related to the issuance of Convertible Preferred Stock Series C	—	—	(2,884)
Proceeds from borrowings under line of credit	—	—	80
Payment of line of credit	—	—	(80)
Proceeds from Senior Convertible Notes	—	—	7,570
Payment of debt issue costs	—	—	(737)
Payment of notes payable—related parties	—	—	(600)
Proceeds from issuance of Common Stock	44,240	28,750	73,293
Payment of costs related to the issuance of Common Stock	(993)	(2,272)	(3,298)
Proceeds from issuance of Hercules Note	—	—	15,000
Payment of debt issue costs associated with Hercules Note	—	—	(288)

Net cash provided by financing activities	43,247	26,478	134,701

Increase in cash and cash equivalents	27,687	15,047	67,886
Cash and cash equivalents—beginning of period	40,199	23,160	—

Cash and cash equivalents—end of period	$67,886	$38,207	$67,886

The accompanying notes are an integral part of these consolidated financial statements.

Coronado Biosciences, Inc. and Subsidiary

(A development stage enterprise)

Consolidated Statements of Cash Flows

($ in thousands)

	For the Six Months Ended June 30,		Period from June 28, 2006 (Date of Inception) to June 30,
	2013	2012	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$698	$36	$1,260
Supplemental disclosure of non-cash financing and investing activities:
Issuance of Convertible Preferred Stock Series B for purchase of assets	$—	$—	$16,114
Assumption of PCP Note related to Asphelia Asset Purchase	$—	$—	$750
Issuance of Convertible Preferred Stock Series C warrants	$—	$—	$1,286
Issuance of Common Stock warrants related to the Convertible Preferred Stock Series A financing	$—	$—	$621
Conversion of Senior Convertible Notes into Convertible Preferred Stock Series A	$—	$—	$8,601
Conversion of notes payable—related parties into Convertible Preferred Stock Series A	$—	$—	$1,907
Issuance of Common Stock for Convertible Preferred Stock Series A, B and C	$—	$—	$67,004
Issuance of Warrant related to Hercules Note	$—	$—	$323

The accompanying notes are an integral part of these consolidated financial statements.

Coronado Biosciences, Inc. and Subsidiary

(A development stage enterprise)

Notes to the Unaudited Consolidated Financial Statements

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

The Company has incurred losses and experienced negative operating cash flows since inception and has an accumulated deficit of $103.7 million as of June 30, 2013. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates. To date, the Company’s operations have been funded primarily by issuing equity and debt securities. For the six months ended June 30, 2013, the Company issued 4,864,757 shares of Common Stock for total net proceeds of $42.8 million under the Company’s 2012 and 2013 ATMs (as defined in Note 9). From June 30, 2013 through August 2, 2013, the Company sold an additional 2.2 million shares of Common Stock for net proceeds of $18.4 million under its 2013 ATM. (See Note 9.)

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of our balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date. The consolidated financial statements and related disclosures have been prepared with the presumption that users of the consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these consolidated financial statements should be read in conjunction with the Company’s Form 10-K which was initially filed with the United States Securities and Exchange Commission, or SEC, on March 18, 2013.

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

Deferred Financing Costs

Financing costs incurred in connection with the Hercules Technology Growth Capital, Inc. (“Hercules”) note payable were deferred and are being amortized over the appropriate expected life based on the term of the note using the effective interest rate method. As of June 30, 2013 the Company has deferred financing costs of $53,000 recorded in other assets in the accompanying balance sheet.

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

A calculation of basic and diluted net loss per share follows:

($ in thousands except share and per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Historical net loss per share:
Numerator:
Net loss attributed to common stockholders	$(10,670)	$(6,455)	$(19,528)	$(13,011)
Denominator:
Weighted-average common shares outstanding—denominator for basic and diluted net loss per share	28,095,522	19,194,053	26,646,993	18,899,149

Basic and diluted net loss per common share attributed to common stockholders	$(0.38)	$(0.34)	$(0.73)	$(0.69)

The Company’s potential dilutive securities which include stock options and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average Common Stock outstanding used to calculate both basic and diluted net loss per share are the same.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Warrants to purchase Common Stock	1,066,156	1,042,216	1,126,815	1,055,509
Options to purchase Common Stock	4,119,808	2,324,400	4,052,371	2,161,707

	5,185,964	3,366,616	5,179,186	3,217,216

4. Debt and Interest

Interest expense of $485,000 and $961,000 for the three and six months ended June 30, 2013, respectively, principally related to the $15 million term loan with Hercules Technology Growth Capital (“Hercules Note”), and include $351,000 and $698,000 in cash interest for the three and six months ended June 30, 2013, respectively, and $95,000 and $186,000 related to accretion of the debt discount for the three and six months ended June 30, 2013, respectively. At June 30, 2013, the current portion of the Hercules Note was $4.6 million and noncurrent portion was $9.8 million, net of the debt discount of $629,000.

In 2012, we acquired from Ovamed manufacturing rights for TSO in North and South America and Japan, the Coronado Territory, and agreed to pay Ovamed $1.5 million in three equal installments of $500,000 commencing in December 2014 and ending in December 2016. The Company recorded this obligation at December 31, 2012 as an other long-term liability at its estimated net present value of $1.0 million, using an effective interest rate of 12.33%, and is accreting the carrying amount up to the $1.5 million obligation. Accretion of the obligation was $33,500 and $66,000 for the three and six months ended June 30, 2013, respectively and recorded as interest expense.

5. Property and Equipment

Property and equipment consisted of the following:

($ in thousands)	Useful Life (Years)	As of June 30, 2013	As of December 31, 2012
Construction in progress	N/A	$451	$—
Computer equipment	3	12	10
Furniture and fixtures	5	70	38
Leasehold improvements	5	12	6

Total property and equipment		545	54
Less: Accumulated depreciation		(10)	(3)

Property and equipment, net		$535	$51

Construction in progress relates to payments made in connection with the buildout of our Woburn, Massachusetts manufacturing facility.

6. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

	As of June 30, 2013	As of December 31, 2012
Accrued expenses:
Salaries, bonuses and related benefits	$739	$1,064
Severance	554	354
Professional fees	328	320
Research and development expenses	1,038	403
Other	138	44

Total accrued expenses	$2,797	$2,185

Other long-term liabilities:
Hercules Note, end of term obligation	398	398
Ovamed manufacturing rights	1,109	1,043

Total other long-term liabilities	$1,507	$1,441

7. TSO

Research Agreement

On February 22, 2013, the Company and Freie Universität Berlin (“FU Berlin”) entered into a Research Agreement (the “Research Agreement”) to, among other things, identify and evaluate secretory proteins from TSO (the “Project”). The duration of the Project is expected to be four years, during which the Company will pay FU Berlin a total maximum amount of approximately €648,000, or approximately $853,000 in research fees and FU Berlin will periodically produce written progress reports on the Project. The Research Agreement terminates on the later of the date that the last payment or report is due, subject to early termination by either party upon three months written notice for cause or without cause. If the Company terminates the Research Agreement, the Company must pay FU Berlin a termination fee comprised primarily of unpaid research fees due on the first payment date after which termination occurred (subject to adjustment), except where termination is due to a breach by FU Berlin which it fails to cure within 60 days notice or due to FU Berlin’s bankruptcy. For the three and six months ended June 30, 2013, the Company incurred sponsored research expense of $52,700 and $75,000, respectively, which was reflected in research and development expense.

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

The estimated fair value of the Hercules Note at June 30, 2013 computed using the effective interest rate method is $14.9 million. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge. The fair value measurement utilizes inputs that are categorized as Level 3.

9. Common Stock

At Market Issuance Programs

In September 2012, the Company filed a shelf registration statement on Form S-3 (the “2012 Form S-3”) pursuant to which it could sell up to a total of $75.0 million of its equity securities and, in October 2012, entered into an At Market Issuance Sales Agreement with MLV & Co LLC (“MLV”) to issue and sell up to $30.0 million of shares of Common Stock under the 2012 Form S-3 (the “2012 ATM”). Upon completion of the 2012 ATM, the Company entered into a new At Market Issuance Sales Agreement with MLV whereby it could issue and sell up to $45.0 million of shares of Common Stock under the 2012 Form S-3 (the “2013 ATM”). In the six months ended June 30, 2013, the Company sold 4,864,757 shares of Common Stock under the 2012 and 2013 ATMs and received net proceeds of $42.8 million. Since June 30, 2013 and through August 2, 2013, the Company issued an additional 2.2 million shares of Common Stock for net proceeds of $18.4 million under the 2013 ATM.

In July 2013, the Company filed a shelf registration statement on Form S-3 (the “2013 Form S-3”). Upon effectiveness of the 2013 Form S-3, the Company may sell up to a total of $200.0 million of its equity securities. In connection with the 2013 Form S-3, the Company, amended its At Market Sales Issuance Agreement with MLV such that it may offer and sell additional shares of Common Stock having an aggregate offering price of up to $70.0 million from time to time under the 2013 Form S-3 (the “Amended 2013 ATM”). Pursuant to the terms of the At Market Sales Issuance Agreements with MLV, the Company will pay directly to MLV fees of up to 3% of the gross proceeds of the ATM then in effect.

Stock-based Compensation Plans

The Company has three equity compensation plans, the Coronado Biosciences, Inc. 2007 Stock Incentive Plan, the Coronado Biosciences, Inc. 2013 Stock Incentive Plan, (the “2013 Plan”) and the 2012 Employee Stock Purchase Plan (the “ESPP”). At the Company’s Annual Meeting of Stockholders held on June 19, 2013, the stockholders approved the 2013 Plan, authorizing the Company to grant up to 2,300,000 shares of Common Stock to eligible employees, directors and consultants in the form of stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Board of Directors determines the amount, terms and exercisability provisions of grants under the 2013 Plan.

Compensation Expense. The following table summarizes the stock-based compensation expense from awards, including stock options and restricted Common Stock awards to employees and non-employees, compensation expense for the ESPP and warrants to non-employees for the six months ended June 30, 2013 and 2012, and from the period June 28, 2006 (date of inception) to date.

	For the six months ended June 30,		Period from June 28, 2006 (date of inception) to June 30,
($ in thousands)	2013	2012	2013
Employee awards	$2,016	$812	$5,222
Non-employee awards	652	242	4,065
Non-employee warrants	138	164	1,031

Total stock-based compensation expense	$2,806	$1,218	$10,318

The following table summarizes stock option activity since December 31, 2012:

	Outstanding Options			Weighted Average Remaining Contractual Life (in years)
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value
At December 31, 2012	2,519,070	$3.37	$2,860	8.5
Options granted	2,031,590	6.07
Options exercised	(245,157)	1.56
Options cancelled	(20,000)	1.93

At June 30, 2013	4,285,503	$4.77	$16,434	8.9

Options vested and expected to vest	4,285,503	$4.77	$16,434	8.9
Options vested and exercisable	1,047,053	$2.84	$6,031	7.9

As of June, 2013 the Company had unrecognized stock-based compensation expense related to unvested stock options to employees and non-employees of $10.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

On May 31, 2013, the Company issued 21,505 shares of Common Stock in connection with the ESPP. Common Stock was issued at $3.88 per share, which represents 85% of the closing price of $4.56 of the Common Stock on December 3, 2012.

Warrants to Purchase Common Stock

For the six months ended June 30, 2013, the Company issued 73,011 shares of Common Stock pursuant to the cashless exercise of 143,429 warrants at a weighted average exercise price of $5.18, and 340 shares of Common Stock for cash proceeds of $1,098.

10. Market Capitalization Bonuses and Executive Officer Resignations

Market Capitalization Bonuses

Pursuant to the employment agreements with certain executive officers, the Company is obligated to pay certain bonuses to these executive officers upon attainment of specified market capitalizations and trading volumes. The first market capitalization bonus of $231,250 was earned and paid in the three months ended March 31, 2013 upon attainment of a $125 million market capitalization and a 30-day trading share volume in excess of 50,000 shares per day. The second market capitalization bonus of $312,500 was earned and paid in the three months ended June 30, 2013 upon attainment of a $250 million market capitalization and a 30-day trading share volume in excess of 100,000 shares per day. Expense related to these bonuses were reflected in the periods in which they were earned.

Executive Officer Resignations

On April 22, 2013, Dr. Bobby W. Sandage, Jr. resigned as president and director of the Company. In accordance with Dr. Sandage’s employment agreement, as amended, Dr. Sandage is entitled to receive his salary and COBRA benefits for twelve months from the date of his resignation. The Company recorded a severance liability of $445,000 for these obligations in the three-month period ended June 30, 2013. For the three months ended June 30, 2013, the Company paid $71,000 of the severance obligation to Dr. Sandage and $81,009 to Dr. Glenn Cooper in connection with his severance arrangement recorded in 2012. For the six months ended June 30, 2013 a total of $244,000 was paid to Dr. Sandage and Dr. Cooper.

11. Lease

New York City Office Lease

In April 2013, the Company entered into a three-year lease for approximately 1,500 square feet of office space in New York City, New York at an average annual rent of approximately $122,000. Total rent expense for the term of this lease will be approximately $366,000. The Company took occupancy of this space in May 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “Coronado” refer to Coronado Biosciences, Inc. and its subsidiary.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “will,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and below, in Item 1.A. Risk Factors.

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

On February 22, 2013, we and Freie Universität Berlin (“FU Berlin”) entered into a Research Agreement to, among other things identify and evaluate secretory proteins from Trichuris suis ova (“TSO”). The duration of the project is expected to be four years, during which time the Company will pay FU Berlin a total maximum amount of approximately $853,000 in research fees, commencing February 2013 and ending January 2017. We also entered into several license agreements regarding intellectual property that may result from this research. (See Note 7 of Notes to Consolidated Financial Statements.)

In July 2013, we completed enrollment of TRUST-I, our phase 2 clinical trial with TSO, in 250 Crohn’s Disease patients. We expect to have initial study results of this trial in the fourth quarter of 2013.

In September 2012, we filed a shelf registration statement on Form S-3 (the “2012 Form S-3”) pursuant to which we could sell up to a total of $75.0 million of our equity securities and, in October 2012, entered into an At Market Issuance Sales Agreement with MLV to issue and sell up to $30.0 million of shares of Common Stock under the 2012 Form S-3 (the “2012 ATM”). Upon completion of the 2012 ATM, we entered into a new $45 million At Market Issuance Sales Agreement with MLV whereby we could issue and sell up to $45.0 million of shares of Common Stock under the 2012 Form S-3 (the “2013 ATM”). In the six months ended June 30, 2013, we sold 4,864,757 shares of Common Stock under the 2012 and 2013 ATMs and received net proceeds of $42.8 million. Since June 30, 2013 and through August 2, 2013, we issued an additional 2.2 million shares of Common Stock for net proceeds of $18.4 million under the 2013 ATM.

In July 2013, we filed a shelf registration statement on Form S-3 (the “2013 Form S-3”). Upon effectiveness of the 2013 Form S-3, we may sell up to $200.0 million of our equity securities. In connection with the 2013 Form S-3, we amended our At Market Sales Issuance Agreement with MLV such that we may offer and sell additional shares of our Common Stock having an aggregate offering price of up to $70.0 million from time to time under the 2013 Form S-3 (the “Amended 2013 ATM”). Pursuant to the terms of the At Market Sales Issuance Agreements with MLV, we will pay directly to MLV fees of up to 3% of the gross proceeds of the ATMs then in effect.

In April 2013, Dr. Bobby W. Sandage, Jr. resigned from his position as president of the Company and as a member of the Board of Directors. (See Note 10 of Notes to Consolidated Financial Statements.)

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2012. We believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses as of June 30, 2013 include fees to:

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

•

Expected Term. Due to the limited exercise history of our own stock options, we determined the expected term based on the stratification of option holder groups. Our employee options meet the criteria for the Simplified Method under SAB 107, while the expected term for our non-employees is the remaining contractual life for both options and warrants.

•

Volatility. As we have a very limited trading history for our Common Stock, the expected stock price volatility for our Common Stock was estimated by incorporating the first year of our historical volatility and the average historical price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. Coronado’s historical volatility is weighted with that of the peer group and that combined historical volatility is weighted 80% with a 20% weighting of our implied volatility, which is obtained from traded options of our stock. We intend to continue to consistently apply this process using the same or similar public companies until we have sufficient historical information regarding the volatility of our own Common Stock that is consistent with the expected life of our options. Should circumstances change such that the identified companies are no longer similar to us, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-Free Interest Rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

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

For the three months ended June 30, 2013 and 2012, stock-based compensation expense was $1.3 million and $0.3 million, respectively, for the six months ended June 30, 2013 and 2012, stock-based compensation expense was $2.8 million and $1.2 million, respectively, and from inception through June 30, 2013 stock-based compensation expense was $10.3 million. As of June 30, 2013, we had approximately $10.6 million of total unrecognized compensation expense, related to unvested stock options and warrants granted to employees and non-employees, which we expect to recognize over a weighted-average period of approximately 1.7 years.

If any of the assumptions used in a Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Results of Operations

General

To date, we have not generated any revenues from operations and at June 30, 2013 we had an accumulated deficit of $103.7 million primarily as a result of research and development expenses, purchase of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant or any revenues.

Research and Development Expenses

Conducting research and development is central to our business and aggregated $55.8 million for the period from inception (June 28, 2006) to June 30, 2013. Included in research and development expense is noncash, stock-based compensation expense of $0.6 million and a credit of $44,000 for the three months ended June 30, 2013 and 2012, respectively, $1.4 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively, and $6.1 million from inception to June 30, 2013. Research and development expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits, and rent expense;

•	noncash stock-based compensation expense;

•	license fees and milestone payments related to in-licensed products and intellectual property;

•	expenses incurred under agreements with CROs, investigative sites and consultants that conduct or provide other services relating to our clinical trials and our preclinical activities;

•	the cost of acquiring clinical trial materials from third party manufacturers; and

•	costs associated with non-clinical activities, and regulatory filings.

We expect to continue to incur substantial expenses related to our research and development activities for the foreseeable future as we continue product development. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event one or more of these product candidates receives regulatory approval, to fund the launch of the product. From inception through June 30, 2013, direct, external development costs incurred for our TSO product development program were $21.1 million, excluding $21.7 million of in-process research and development costs related to our acquisition of the asset in 2011 and the manufacturing rights in 2012. From inception through June 30, 2013, direct, external development costs incurred for our CNDO-109 product development program were $7.2 million. We also intend to fund, generally by providing product supply and/or grants, certain investigator-initiated studies evaluating TSO in a range of autoimmune disorders.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development and such expenses were $21.3 million from inception through June 30, 2013. Included in general and administrative expense is noncash, stock-based compensation expense of $0.7 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, $1.4 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively, and $4.2 million from inception to June 30, 2013. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development and business activities; and

•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of three months ended June 30, 2013 and 2012

	For the three months ended June 30,		Change
($ in thousands)	2013	2012	$	%
Operating expenses:
Research and development	$7,795	$4,525	$3,270	72%
General and administrative	2,499	1,940	559	29%

Loss from operations	(10,294)	(6,465)	(3,829)	59%
Interest income	109	29	80	276%

Interest expense	(485)	(19)	(466)	NM

Net loss	$(10,670)	$(6,455)	$(4,215)	65%

NM–Not meaningful

Research and development expenses increased $3.3 million, or 72%, from $4.5 million in the three months ended June 30, 2012 to $7.8 million in the three months ended June 30, 2013. This increase was primarily due to increased costs of $2.8 million related to our Phase 2 study of TSO in Crohn’s, $1.5 million related to compensation and benefits and $0.8 million related to establishing our TSO manufacturing facility partially offset by the $2.3 million milestone payment to Dr. Falk Pharma GmbH (“Falk”) in 2012 in connection with the Collaboration Agreement. The $1.5 million increase in compensation and benefits reflects $0.8 million increased wage and benefits relating to increased staffing, including our new chief executive officer, net of the savings from the resignation of Dr. Sandage, the expense associated with the achievement of a second market capitalization bonus payment of $0.1 million to certain of our executive officers, $0.4 million of severance related to the resignation of Dr. Sandage (see Note 10 of Notes to Consolidated Financial Statements) and $0.7 million of stock-based compensation primarily related to an increase in stock option grants. We expect our research and development expenses to increase in future quarters as we continue clinical development of our product candidates and provide clinical supplies or grants for investigator-initiated studies evaluating TSO in various autoimmune disorders.

General and administrative expenses increased $0.6 million, or 29%, from $1.9 million in the three months ended June 30, 2012 to $2.5 million in the three months ended June 30, 2013, primarily due to an increase in compensation-related expenses, due in part to the addition of our new chief executive officer, and includes $0.3 million of noncash stock-based compensation, and the general and administrative portion of the second market capitalization bonus of $0.1 million to certain of our executive officers for achievement of specified trading volume and market capitalization of Coronado.

The increase in interest income in 2013 compared to the same period last year was primarily due to higher cash balances.

Interest expense in 2013 relates to interest on the Hercules Note.

Comparison of six months ended June 30, 2013 and 2012

	For the six months ended June 30,		Variance
($ in thousands)	2013	2012	$	%
Operating expenses:
Research and development	$13,769	$9,116	$4,653	34%
General and administrative	4,983	3,930	1,053	21%

Loss from operations	(18,752)	(13,046)	(5,706)	30%
Interest income	185	73	112	61%

Interest expense	(961)	(38)	(923)	NM

Net loss	$(19,528)	$(13,011)	$(6,517)	33%

Research and development expenses increased $4.7 million, or 34%, from $9.1 million in the six months ended June 30, 2012 to $13.8 million in the six months ended June 30, 2013. This increase was primarily due to increased costs of $5.5 million related to our Phase 2 study of TSO in Crohn’s, $2.3 million related to compensation and benefits and $1.1 million related to establishing our TSO manufacturing facility partially offset by $3.6 million of milestone payments to Falk in 2012 in connection with the Collaboration Agreement. The $2.3 million increase in compensation and benefits reflects $1.4 million of increased wage and benefits relating to increased staffing, including our new chief executive officer, net of the savings from the resignation of Dr. Sandage, the market capitalization bonuses of $0.3 million to certain of our executive officers, $0.4 million of severance related to the resignation of Dr. Sandage (see Note 10 of Notes to Consolidated Financial Statements) and $1.0 million of stock-based compensation primarily related to an increase in stock option grants. We expect our research and development expenses to increase in future quarters as we continue clinical development of our product candidates and provide clinical supplies or grants for investigator-initiated studies evaluating TSO in various autoimmune disorders.

General and administrative expenses increased $1.1 million, or 21%, from $3.9 million in the six months ended June 30, 2012 to $5.0 million in the six months ended June 30, 2013, primarily due to an increase in compensation-related expenses, due in part to the addition of our new chief executive officer, and includes $0.6 million of noncash stock-based compensation, and the general and administrative portion of the market capitalization bonuses of $0.2 million to certain of our executive officers for achievement of specified trading volume and market capitalization of Coronado.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of debt and equity securities, aggregating $134.7 million of net proceeds. At June 30, 2013, we had cash and cash equivalents of $67.9 million. In the six months ended June 30, 2013, the Company sold 4,864,757 shares of Common Stock pursuant to its 2012 and 2013 ATMs and received net proceeds of $42.8 million. Since June 30, 2013, the Company issued an additional 2.2 million shares of Common Stock for net proceeds of $18.4 million under its 2013 ATM.

In July 2013, we filed the 2013 Form S-3. Upon its effectiveness and under the Amended 2013 ATM established in connection therewith, we may offer and sell shares of Common Stock having an aggregate offering price of up to $70.0 million.

We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals for our product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt. We believe that our current cash and cash equivalents are sufficient to fund operations for at least the next twelve months based on our current business plan. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

Cash Flows for the six months ended June 30, 2013 and 2012

	For the Six Months Ended June 30,		Change
($ in thousands)	2013	2012
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(15,294)	$(11,431)	$(3,863)
Investing activities	(266)	—	(266)
Financing activities	43,247	26,478	16,769

Increase in cash and cash equivalents	$27,687	$15,047	$12,640

Operating Activities

Net cash used in operating activities increased $3.9 million from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily reflecting $6.5 million of increased net loss and $1.6 million of increased noncash stock-based compensation expense.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2013 relates primarily to payments for construction of our Woburn manufacturing facility.

Financing Activities

Net cash provided by financing activities of $43.3 million in the six months ended June 30, 2013 reflects net proceeds primarily from the sale of Common Stock under our 2012 and 2013 ATMs of $42.9 million as well as proceeds from the exercise of employee options and our ESPP plan. Net cash provided by financing activities of $26.5 million in the six months ended June 30, 2012 reflects net proceeds from our June 2012 underwritten public offering of Common Stock.

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

We held no marketable securities at June 30, 2013 and December 31, 2012. The Company’s Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or the Hercules Note, pursuant to which the Company issued a $15 million note, bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 9.25% plus the sum of the prevailing prime rate minus 3.25%. To the extent the prevailing prime rate exceeds 3.25%, the Company will pay a higher rate of interest on any then-outstanding principal balance.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Risks Related to our Business and Industry

We are a development stage company and have a limited operating history upon which to base an investment decision.

We are a clinical development stage biopharmaceutical company. We have engaged primarily in research and development activities since inception, have not generated any revenues from product sales and have incurred significant net losses since our inception. As of June 30, 2013, we had an accumulated deficit of approximately $103.7 million. We have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our products. The successful commercialization of any of our products will require us to perform a variety of functions, including:

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

Our two product candidates, TSO and CNDO-109, are in the early stage of development and will require substantial further capital expenditures, development, testing and regulatory clearances prior to commercialization. The development and regulatory approval process takes several years and it is not likely that either TSO or CNDO-109, even if successfully developed and approved by the FDA, would be commercially available for five or more years. Of the large number of drugs in development, only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates could result in the failure of our business and a loss of all of your investment in our Company.

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

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application or Biologics License Application (“BLA”) to the FDA and even fewer are approved for commercialization.

Any product candidates we advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates, TSO and CNDO-109, are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA from the FDA. The process of obtaining BLA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our development of CNDO-109, which is an individualized immunotherapy, may in particular be affected because to date the FDA has only approved one individualized immunotherapy treatment, Provenge by Dendreon Corporation. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

The FDA or another regulatory agency can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or clinical trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	stopping rules contained in the protocol;

•	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and

•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and the likelihood of a successful completion of a clinical trial. If we experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, any of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

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

Though we are in the process of establishing a U.S. manufacturing facility, we currently rely completely on Ovamed, and other third parties to manufacture our supplies of TSO. Our dependence on third party suppliers or our inability to successfully produce TSO could adversely impact our business.

While we are establishing a manufacturing facility in Woburn, MA for a portion of our Phase 3 clinical supplies and our potential commercial supplies of TSO, we currently rely exclusively on Ovamed to supply us with our requirements of TSO. Ovamed produces TSO at only one facility in Germany, where it also produces product for third parties, including Falk. If Ovamed becomes unable or unwilling to deliver sufficient quantities of TSO to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there would be a significant interruption of our TSO supply, which would materially adversely affect clinical development and potential commercialization of the product. In the event that the FDA or such other agencies determine that we, Ovamed or Ovamed’s third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we or Ovamed are able to obtain appropriate replacement material. Furthermore, if Ovamed, we or any other contract manufacturer who supply Ovamed or us cannot successfully manufacture material that conforms to our specifications and with FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for TSO. We, Ovamed and our third-party suppliers are and will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, packaging or storage of our products as a result of a failure of our or Ovamed’s facilities or operations or of our third party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products.

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

We or Ovamed may not have the resources or capacity to commercially manufacture TSO, if approved, and we will likely continue to be dependent upon third party manufacturers at least until we have completed establishing our manufacturing facility in Woburn, MA and potentially even thereafter. Our current inability or our dependence on third parties to manufacture and supply us with clinical trial materials and any approved products may adversely affect our ability to develop and commercialize TSO on a timely basis or at all.

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

We will also rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. There are a small number of suppliers for certain capital equipment and raw materials that are used to manufacture CNDO-109. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of CNDO-109 or the raw material components thereof for an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval of CNDO-109.

We do not expect to have the resources or capacity to commercially manufacture CNDO-109, if approved, and will likely continue to be dependent upon third party manufacturers. Our dependence on third parties to manufacture and supply us with clinical trial materials and any approved products may adversely affect our ability to develop and commercialize CNDO-109 on a timely basis or at all.

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

We do not currently have the infrastructure for the sales, marketing and distribution of any of our product candidates, and must build this infrastructure or make arrangements with third parties to perform these functions in order to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us or jointly with a partner, or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. If we, or our partners, are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may successfully develop, we will need to contract with third parties to market and sell such products. We may not be able to establish arrangements with third parties on acceptable terms, or at all.

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

•

our competitors, many of which have substantially greater resources than we or our partners and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential products;

•

there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop, and market competing products.

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

In addition, U.S. patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the America Invents Act, was signed into law, and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office implemented the America Invents Act on March 16, 2013, and it remains to be seen how the judicial system and the U.S. Patent and Trademark Office will interpret and enforce these new laws. Accordingly, it is not clear what impact, if any, the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

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

We are a development stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have generated operating losses in all periods since our inception in June 2006, including losses of approximately $10.0 million, $36.4 million and $27.6 million for the years ended December 31, 2010, 2011 and 2012, respectively, and approximately $19.5 million for the six months ended June 30, 2013. At June 30, 2013, we had an accumulated deficit of approximately $103.7 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

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

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2010, 2011 and 2012, we incurred research and development expenses of approximately $8.3 million, $8.6 million and $17.5 million, respectively. Since our inception in 2006 to June 30, 2013, we have incurred research and development expenses of approximately $55.8 million. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates, establishing manufacturing capabilities for TSO in the United States, and purchasing clinical trial materials from our suppliers. We believe that our current cash will be sufficient to meet our anticipated cash requirements for the next twelve months and that we will require substantial additional funds to support our continued research and development activities, including costs of preclinical studies and clinical trials, obtaining regulatory approvals and potential commercialization and for the payment of principal and interest under our existing loan agreement. We have based this estimation on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and related rules, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, or the Exchange Act, we may need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. If material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future could cause us to fail to meet our future reporting obligations and cause the price of our Common Stock to decline.

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

Almost all of our 31,901,334 outstanding shares of Common Stock as of August 2, 2013, as well as a substantial number of shares of our Common Stock underlying outstanding warrants, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or an effective registration statement. We sold 3,361 shares of our Common Stock resulting in net proceeds to us of $19,000 in 2012 and, from January 1, 2013 through to August 2, 2013, we sold 7,105,567 shares of our Common Stock resulting in net proceeds to us of $61.2 million pursuant to the 2012 and 2013 ATMs. Upon effectiveness of the 2013 Form S-3, we may sell up to a total of $200.0 million of our equity securities. Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the price of our Common Stock.

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

Provisions of our amended and restated certificate of incorporation, as amended and our amended and restated bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Delaware General Corporation Law generally prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless, upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, or the business combination was approved in a prescribed manner.

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

CORONADO BIOSCIENCES, INC.

Date: August 5, 2013	By:	/s/ Harlan F. Weisman
Harlan F. Weisman, Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2013	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2013	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Documents

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that Section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.