Form 10-Q/A
period 2013-06-30
CORONADO BIOSCIENCES INC
filed 2013-08-12
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) hereby amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2013 (“Form 10-Q”). This Amendment is being filed solely to correct the inadvertent omission of certain language provided in Exhibits 31.1 and 31.2 to the Form 10-Q.

This Amendment does not reflect events after the date of filing of the Form 10-Q and does not modify or update disclosures made in the Form 10-Q except to correct the language in Exhibits 31.1 and 31.2. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Registrant’s filings made with the SEC subsequent to the date of filing of the Form 10-Q.

Item 6.	Exhibits.

(b) Exhibits

The following exhibits are filed with this Amendment:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORONADO BIOSCIENCES, INC.

Date: August 12, 2013	By:	/s/ Harlan F. Weisman
Harlan F. Weisman, Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2013	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

4