Form 10-Q
period 2013-09-30
CORONADO BIOSCIENCES INC
filed 2013-11-01
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30, 2013, there were 35,611,883 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Balance Sheets

($ in thousands except for per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$106,267	$40,199
Prepaid and other current assets	279	393

Total current assets	106,546	40,592
Property and equipment, net	452	51
Other assets	109	349

Total Assets	$107,107	$40,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,114	$1,029
Interest payable	116	119
Accrued expenses	2,352	2,185
Current portion of note payable	6,062	1,799

Total current liabilities	9,644	5,132
Note payable	8,408	12,386
Other long-term liabilities	1,541	1,441

Total Liabilities	19,593	18,959

Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred Stock, $.001 par value, 452,923 and 584,390 Series C shares authorized, 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Common Stock, $.001 par value, 100,000,000 and 50,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively, 35,255,680 and 24,400,754 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	35	24
Additional paid-in capital	199,023	106,193
Deficit accumulated during development stage	(111,544)	(84,184)

Total Stockholders’ Equity	87,514	22,033

Total Liabilities and Stockholders’ Equity	$107,107	$40,992

The accompanying notes are an integral part of these consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARY

(A development stage enterprise)

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Period from June 28, 2006 (date of inception) to September 30, 2013
	2013	2012	2013	2012
Operating expenses:
Research and development	$5,361	$3,777	$19,130	$12,893	$61,139
General and administrative	2,143	2,054	7,126	5,984	23,405
In-process research and development	—	—	—	—	21,749

Loss from operations	(7,504)	(5,831)	(26,256)	(18,877)	(106,293)
Interest income	165	79	350	152	830
Interest expense	(493)	(183)	(1,454)	(220)	(5,407)
Other income	—	—	—	—	733
Warrant expense	—	—	—	—	(1,407)

Net loss	(7,832)	(5,935)	(27,360)	(18,945)	(111,544)
Common Stock dividend to Series A Convertible Preferred Stockholders	—	—	—	—	(5,861)

Net loss attributed to Common Stock	$(7,832)	$(5,935)	$(27,360)	$(18,945)	$(117,405)

Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.95)	$(0.91)

Weighted average common shares outstanding—basic and diluted	32,634,683	24,375,749	28,664,822	20,738,007

The accompanying notes are an integral part of these consolidated financial statements.

Coronado Biosciences, Inc. and Subsidiary

(A development stage enterprise)

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Nine Months Ended September 30,		Period from June 28, 2006 (Date of Inception) to September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(27,360)	$(18,945)	$(111,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,072	2,173	11,584
Acquired in-process research and development	—	—	21,749
Noncash interest expense	400	35	2,298
Noncash interest expense—related parties	—	—	286
Contribution of services by stockholder	—	—	130
Issuance of Common Stock to non-employee for services	—	—	121
Change in fair value of Common Stock warrant liability	—	—	234
Change in fair value of embedded conversion feature	—	—	831
Change in fair value of Preferred Stock warrant liability	—	—	1,407
Depreciation expense	11	—	55
Changes in operating assets and liabilities:
Prepaid and other current assets	114	(324)	(339)
Interest payable	(3)	97	116
Accounts payable and accrued expenses	252	875	3,466

Net cash used in operating activities	(22,514)	(16,089)	(69,606)

Cash flows from investing activities:
Purchase of property and equipment	(187)	—	(507)
Purchase of in-process research and development	—	—	(3,843)

Net cash used in investing activities	(187)	—	(4,350)

Cash flows from financing activities:
Proceeds from PCP notes payable—related party	—	—	570
Payment of PCP notes payable—related party	—	—	(570)
Payment of PCP notes payable—Asphelia asset purchase	—	(750)	(750)
Proceeds from notes payable—related parties	—	—	2,221
Proceeds from issuance of Series A Convertible Preferred Stock	—	—	21,681
Payment of costs related to the issuance of Series C Convertible Preferred Stock	—	—	(2,291)
Proceeds from issuance of Convertible Preferred Stock Series C	—	—	25,784
Payment of costs related to the issuance of Convertible Preferred Stock Series C	—	—	(2,884)
Proceeds from borrowings under line of credit	—	—	80
Payment of line of credit	—	—	(80)
Proceeds from Senior Convertible Notes	—	—	7,570
Payment of debt issue costs	—	—	(737)
Payment of notes payable—related parties	—	—	(600)
Proceeds from issuance of Common Stock	90,629	28,750	119,682
Payment of costs related to the issuance of Common Stock	(1,860)	(2,305)	(4,165)
Proceeds from issuance of Hercules Note	—	15,000	15,000
Payment of debt issue costs associated with Hercules Note	—	(288)	(288)

Net cash provided by financing activities	88,769	40,407	180,223

Increase in cash and cash equivalents	66,068	24,318	106,267
Cash and cash equivalents—beginning of period	40,199	23,160	—

Cash and cash equivalents—end of period	$106,267	$47,478	$106,267

The accompanying notes are an integral part of these consolidated financial statements.

Coronado Biosciences, Inc. and Subsidiary

(A development stage enterprise)

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Nine Months Ended September 30,		Period from June 28, 2006 (Date of Inception) to September 30,
	2013	2012	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,052	$36	$1,609
Supplemental disclosure of non-cash financing and investing activities:
Issuance of Convertible Preferred Stock Series B for purchase of assets	$—	$—	$16,114
Assumption of PCP Note related to Asphelia Asset Purchase	$—	$—	$750
Issuance of Convertible Preferred Stock Series C warrants	$—	$—	$1,286
Issuance of Common Stock warrants related to the Convertible Preferred Stock Series A financing	$—	$—	$621
Conversion of Senior Convertible Notes into Convertible Preferred Stock Series A	$—	$—	$8,601
Conversion of notes payable—related parties into Convertible Preferred Stock Series A	$—	$—	$1,907
Issuance of Common Stock for Convertible Preferred Stock Series A, B and C	$—	$—	$67,004
Issuance of Warrant related to Hercules Note	$—	$—	$323

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

On October 14, 2013 the Company reported that the TRUST-I study, its phase 2 randomized, double-blind, placebo-controlled, U.S. multi-centered study to evaluate the safety and efficacy of TSO in Crohn’s disease, did not meet its primary endpoint of improving response, defined as a 100-point decrease in the Crohn’s Disease Activity Index (CDAI), nor the key secondary endpoint of remission, defined as achieving CDAI < 150 points. In the overall patient population, response rate of patients on TSO did not separate from that of placebo.

The Company’s development partner for TSO in Crohn’s disease, Dr. Falk Pharma GmbH, is conducting TRUST-II, a phase 2, double-blind, randomized, placebo-controlled, multi-center study in Europe to evaluate the efficacy and safety of three different dosages of TSO in active Crohn’s disease. The results from a second interim analysis are expected in the fourth quarter of 2013.

The Company has incurred losses and experienced negative operating cash flows since inception and has an accumulated deficit of $111.5 million as of September 30, 2013. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates. To date, the Company’s operations have been funded primarily by issuing equity and debt securities. For the nine months ended September 30, 2013, the Company issued 10,352,219 shares of Common Stock for total net proceeds of $88.0 million under the Company’s 2012 and 2013 ATMs (See Note 9). Since September 30, 2013 through October 2, 2013, the Company sold an additional 206,203 shares of Common Stock for net proceeds of $1.4 million under its 2013 ATM. (See Note 9.) The Company expects to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of its product candidates. The Company is continuing to evaluate the data from the TRUST-I trial and other current data on TSO and is awaiting the results of the TRUST-II trial to determine the future development plan for TSO. Until it has completed that process and made a determination regarding the future development for TSO, it does not expect its current level of expenditures to increase in the next 12 months. However, the Company believes that cash and cash equivalents on hand are sufficient to sustain operations at least for the next 12 months. The Company would require additional financing to fully develop and obtain regulatory approvals for its product candidates, fund operating losses, establish manufacturing, and, if deemed appropriate, sales and marketing capabilities. The Company expects that it would need to seek funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to the Company on acceptable terms or at all. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, the Company will be required to delay, reduce or eliminate research and development programs, and pursue merger or acquisition strategies, if possible.

Operations of the Company are subject to other risks and uncertainties, including, but not limited to, uncertainty of product candidate development; technological uncertainty; dependence on collaborative partners; uncertainty regarding patents and proprietary rights; regulatory approvals and other comprehensive government regulations; having no commercial manufacturing, marketing or sales capability or experience; and dependence on key personnel. Any significant delays in the development of product candidates, failures of product candidates to successfully meet clinical-trial goals or delays in marketing of products could have a material adverse effect on the Company’s business and financial results.

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

Deferred Financing Costs

Financing costs incurred in connection with the Hercules Technology Growth Capital, Inc. (“Hercules”) note payable were deferred and are being amortized over the appropriate expected life based on the term of the note using the effective interest rate method. As of September 30, 2013 the Company has deferred financing costs of $48,000 recorded in other assets in the accompanying balance sheet. (See Note 4)

Stock-Based Compensation

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

A calculation of basic and diluted net loss per share follows:

($ in thousands except share and per share amounts)	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Historical net loss per share:
Numerator:
Net loss attributed to common stockholders	$(7,832)	$(5,935)	$(27,360)	$(18,945)
Denominator:
Weighted-average common shares outstanding—denominator for basic and diluted net loss per share	32,634,683	24,375,749	28,664,822	20,738,007

Basic and diluted net loss per common share attributed to common stockholders	$(0.24)	$(0.24)	$(0.95)	$(0.91)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Warrants to purchase Common Stock	1,040,921	1,090,294	1,097,869	1,067,187
Options to purchase Common Stock	4,285,503	2,369,342	4,130,936	2,231,425

	5,326,424	3,459,636	5,228,805	3,298,612

4. Debt and Interest

Interest expense of $493,000 and $1,453,000 for the three and nine months ended September 30, 2013, respectively, principally related to the $15 million term loan with Hercules Technology Growth Capital (“Hercules Note”), and include $355,000 and $1,052,000 in cash interest for the three and nine months ended September 30, 2013, respectively, and $99,000 and $286,000 related to accretion of the debt discount for the three and nine months ended September 30, 2013, respectively. At September 30, 2013, the current portion of the Hercules Note was $6.1 million and noncurrent portion was $8.9 million, net of the debt discount of $530,000. The Company made its first principal payment of $446,000 on October 1, 2013.

In 2012, we acquired from Ovamed manufacturing rights for TSO in North and South America and Japan, the Coronado Territory, and agreed to pay Ovamed $1.5 million in three equal installments of $500,000 commencing in December 2014 and ending in December 2016. The Company recorded this obligation at December 31, 2012 as an other long-term liability at its estimated net present value of $1.0 million, using an effective interest rate of 12.33%, and is accreting the carrying amount up to the $1.5 million obligation. Accretion of the obligation was $34,500 and $100,500 for the three and nine months ended September 30, 2013, respectively and recorded as interest expense.

5. Property and Equipment

Property and equipment consisted of the following:

($ in thousands)	Useful Life (Years)	As of September 30, 2013	As of December 31, 2012
Construction in progress	N/A	$372	$—
Computer equipment	3	12	10
Furniture and fixtures	5	70	38
Leasehold improvements	5	12	6

Total property and equipment		466	54
Less: Accumulated depreciation		(14)	(3)

Property and equipment, net		$452	$51

Construction in progress relates to payments made in connection with the build-out of our Woburn, Massachusetts manufacturing facility.

6. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

	As of September 30, 2013	As of December 31, 2012
Accrued expenses:
Salaries, bonuses and related benefits	$582	$1,064
Severance	352	354
Professional fees	399	320
Research and development expenses	851	403
State franchise taxes	56	—
Other	112	44

Total accrued expenses	$2,352	$2,185

Other long-term liabilities:
Hercules Note, end of term obligation	$398	$398
Ovamed manufacturing rights	1,143	1,043

Total other long-term liabilities	$1,541	$1,441

7. TSO

Research Agreement

On February 22, 2013, the Company and Freie Universität Berlin (“FU Berlin”) entered into a Research Agreement (the “Research Agreement”) to, among other things, identify and evaluate secretory proteins from TSO (the “Project”). The duration of the Project is expected to be four years, during which the Company will pay FU Berlin a total maximum amount of approximately €648,000, or approximately $853,000 in research fees and FU Berlin will periodically produce written progress reports on the Project. The Research Agreement terminates on the later of the date that the last payment or report is due, subject to early termination by either party upon three months written notice for cause or without cause. If the Company terminates the Research Agreement, the Company must pay FU Berlin a termination fee comprised primarily of unpaid research fees due on the first payment date after which termination occurred (subject to adjustment), except where termination is due to a breach by FU Berlin which it fails to cure within 60 days’ notice or due to FU Berlin’s bankruptcy. For the three and nine months ended September 30, 2013, the Company incurred sponsored research expense of $52,500 and $127,400, respectively, which was reflected in research and development expense.

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

The estimated fair value of the Hercules Note at September 30, 2013 computed using the effective interest rate method is $14.9 million. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge. The fair value measurement utilizes inputs that are categorized as Level 3.

9. Common Stock

At Market Issuance Programs

In September 2012, the Company filed a shelf registration statement on Form S-3 (the “2012 Form S-3”) pursuant to which it could sell up to a total of $75.0 million of its equity securities and, in October 2012, entered into an At Market Issuance Sales Agreement with MLV & Co LLC (“MLV”) to issue and sell up to $30.0 million of shares of Common Stock under the 2012 Form S-3 (the “2012 ATM”). Upon completion of the 2012 ATM, in April 2013, the Company entered into a new At Market Issuance Sales Agreement with MLV whereby it could issue and sell up to $45.0 million of shares of Common Stock under the 2012 Form S-3 (the “2013 ATM”).

In July 2013, the Company filed a shelf registration statement on Form S-3 (the “2013 Form S-3”), which was declared effective on August 19, 2013.The Company may sell up to a total of $200.0 million of its equity securities under the 2013 Form S-3. In connection with the 2013 Form S-3, the Company amended its 2013 ATM with MLV such that it may offer and sell additional shares of Common Stock having an aggregate offering price of up to $70.0 million from time to time under the 2013 Form S-3 (the “Amended 2013 ATM”). Pursuant to the terms of the ATM’s with MLV, the Company will pay directly to MLV fees of up to 3% of the gross proceeds of the ATM then in effect. In the nine months ended September 30, 2013, the Company sold 10,352,219 shares of Common Stock under the ATMs and received net proceeds of $88.0 million. Since September 30, 2013 and through October 2, 2013, the Company sold an additional 206,203 shares of Common Stock for net proceeds of $1.4 million under the Amended 2013 ATM.

Authorized Shares

On September 30, 2013, the Company held a Special Meeting of Stockholders. At the meeting the Company’s Stockholders’ approved an amended and restated certificate of incorporation, to increase the number of authorized shares of capital stock from 65,000,000 shares to 115,000,000 shares and to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000.

Stockholders’ Equity

The following table summarizes stockholders’ equity activity for the nine months ended September 30, 2013 ($000’s):

	Common Shares		Additional Paid-in	Deficit accumulated during development	Total Stockholders’
	Shares	Amount	Capital	stage	equity
Balance at December 31, 2012	24,400,754	$24	$106,193	$(84,184)	$22,033
Exercise of Common Stock options	400,157	1	679	—	680
Exercise of Common Stock warrants	81,045	—	—	—	—
Sale of Common Stock under ATM programs	10,352,219	10	87,996	—	88,006
Issuance of Common Stock related to the ESPP	21,505	—	83	—	83
Stock-based compensation expense	—	—	4,072	—	4,072
Net loss	—	—	—	(27,360)	(27,360)

Balance at September 30, 2013	35,255,680	$35	$199,023	$(111,544)	$87,514

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

Compensation Expense. The following table summarizes the stock-based compensation expense from awards, including stock options and restricted Common Stock awards to employees and non-employees, compensation expense for the ESPP and warrants to non-employees for the nine months ended September 30, 2013 and 2012, and from the period June 28, 2006 (date of inception) to date.

	For the nine months ended September 30,		Period from June 28, 2006 (date of inception) to September 30,
($ in thousands)	2013	2012	2013
Employee awards	$3,174	$1,336	$6,380
Non-employee awards	758	412	4,171
Non-employee warrants	140	425	1,033

Total stock-based compensation expense	$4,072	$2,173	$11,584

The following table summarizes stock option activity since December 31, 2012:

	Outstanding Options			Weighted Average Remaining Contractual Life (in years)
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value
At December 31, 2012	2,519,070	$3.37	$2,860	8.5
Options granted	2,031,590	6.07
Options exercised	(400,157)	1.70
Options cancelled	(20,000)	1.93

At September 30, 2013	4,130,503	$4.87	$8,830	8.6

Options vested and expected to vest	4,130,503	$4.87	$8,830	8.6
Options vested and exercisable	1,080,899	$3.95	$4,269	7.7

Total weighted average intrinsic value for all computations as of September 30, 2013 is based on the closing price of the Company’s common stock on September 30, 2013 of $7.01 per share.

As of September 30, 2013 the Company had unrecognized stock-based compensation expense related to unvested stock options to employees and non-employees of $9.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

On May 31, 2013, the Company issued 21,505 shares of Common Stock under Company’s Employee Stock Purchase Plan (“ESPP”). Common Stock was issued at $3.88 per share, which represents 85% of the closing price of $4.56 of the Common Stock on December 3, 2012.

Warrants to Purchase Common Stock

For the nine months ended September 30, 2013, the Company issued 80,705 shares of Common Stock pursuant to the cashless exercise of 158,429 warrants at a weighted average exercise price of $5.02, and 340 shares of Common Stock for cash proceeds of $1,098.

10. Market Capitalization Bonuses and Executive Officer Resignations and Agreements

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

Executive Officer Resignations

On April 22, 2013, Dr. Bobby W. Sandage, Jr. resigned as president and director of the Company. In accordance with Dr. Sandage’s employment agreement, as amended, Dr. Sandage is entitled to receive his salary and COBRA benefits for twelve months from the date of his resignation. The Company recorded a severance liability of $445,000 for these obligations in the three-month period ended June 30, 2013. For the three months ended September 30, 2013, the Company paid $107,000 of the severance obligation to Dr. Sandage and $94,900 to Dr. Glenn Cooper in connection with his severance arrangement recorded in 2012. For the nine months ended September 30, 2013 a total of $446,200 was paid to Drs. Sandage and Cooper.

11. Lease

New York City Office Lease

In April 2013, the Company entered into a three-year lease for approximately 1,500 square feet of office space in New York City, New York at an average annual rent of approximately $122,000. Total rent expense for the term of this lease will be approximately $366,000. The Company commenced occupancy of this space in May 2013.

12. Subsequent Events

TRUST-I Data

On October 14, 2013, the Company reported that the TRUST-I study, its phase 2 randomized, double-blind, placebo-controlled, U.S. multi-centered study to evaluate the safety and efficacy of TSO in Crohn’s disease, did not meet its primary endpoint of improving response, defined as a 100-point decrease in the Crohn’s Disease Activity Index (CDAI), nor the key secondary endpoint of remission, defined as achieving CDAI < 150 points. In the overall patient population, response rate of patients on TSO did not separate from that of placebo.

The Company’s development partner for TSO in Crohn’s disease, Dr. Falk Pharma GmbH, is conducting TRUST-II, a phase 2, double-blind, randomized, placebo-controlled, multi-center study in Europe to evaluate the efficacy and safety of three different dosages of TSO in active Crohn’s disease. The results from a second interim analysis are expected in the fourth quarter of 2013.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “Coronado” refer to Coronado Biosciences, Inc. and its subsidiary.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “will,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and below, in Item 1A. Risk Factors.

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

On October 14, 2013 the Company announced that its TRUST-I study did not meet its primary endpoint of improving response, defined as a 100-point decrease in the Crohn’s Disease Activity Index (CDAI), nor the key secondary endpoint of remission, defined as achieving CDAI < 150 points. In the overall patient population, response rate of patients on TSO did not separate from that of placebo. The randomization was stratified by disease activity as measured by CDAI. In the corresponding pre-defined subset analysis, TSO showed a non-significant improved response in patients with CDAI>290. The lack of overall response was driven by higher-than-expected placebo response rate in patients with CDAI<290.TSO was safe and well-tolerated, and adverse events were balanced between the TSO and the placebo group. The most common adverse event reported was abdominal pain and occurred in 11% of both TSO and placebo groups.

Coronado’s development partner for TSO in Crohn’s disease, Dr. Falk Pharma GmbH, or Falk, is conducting TRUST-II, a phase 2, double-blind, randomized, placebo-controlled, multi-center study in Europe to evaluate the efficacy and safety of three different dosages of TSO in active Crohn’s disease. The results from a second interim analysis are expected in the fourth quarter of 2013.

We are continuing to evaluate the data from TRUST-I. We will use this analysis, along with the results of TRUST-II, other current data on TSO and other factors to determine our future development plans for TSO.

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

In September 2012, we filed a shelf registration statement on Form S-3 (the “2012 Form S-3”) pursuant to which we could sell up to a total of $75.0 million of our equity securities and, in October 2012, entered into an At Market Issuance Sales Agreement with MLV & Co LLC (“MLV”) to issue and sell up to $30.0 million of shares of Common Stock under the 2012 Form S-3 (the “2012 ATM”). Upon completion of the 2012 ATM, in April 2013, we entered into a new $45 million At Market Issuance Sales Agreement with MLV whereby we could issue and sell up to $45.0 million of shares of Common Stock under the 2012 Form S-3 (the “2013 ATM”). In July 2013, we filed a shelf registration statement on Form S-3 (the “2013 Form S-3”), which was declared effective on August 19, 2013. We may sell up to $200.0 million of our equity securities under the 2013 Form S-3. In connection with the 2013 Form S-3, we amended our 2013 ATM with MLV such that we may offer and sell additional shares of our Common Stock having an aggregate offering price of up to $70.0 million from time to time under the 2013 Form S-3 (the “Amended 2013 ATM”). Pursuant to the terms of the ATM’s with MLV, we will pay directly to MLV fees of up to 3% of the gross proceeds of the ATMs then in effect. In the nine months ended September 30, 2013, we sold 10,352,219 shares of Common Stock under the ATMs and received net proceeds of $88.0 million. Since September 30, 2013 and through October 2, 2013, we sold an additional 206,203 shares of Common Stock for net proceeds of $1.4 million under the Amended 2013 ATM.

In April 2013, Dr. Bobby W. Sandage, Jr. resigned from his position as president of our company and as a member of the Board of Directors. (See Note 10 of Notes to Unaudited Consolidated Financial Statements.)

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

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses as of September 30, 2013 include fees to:

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

For the three months ended September 30, 2013 and 2012, stock-based compensation expense was $1.3 million and $1.0 million, respectively, for the nine months ended September 30, 2013 and 2012, stock-based compensation expense was $4.1 million and $2.2 million, respectively, and from inception through September 30, 2013 stock-based compensation expense was $11.6 million. As of September 30, 2013, we had approximately $9.1 million of total unrecognized compensation expense, related to unvested stock options and warrants granted to employees and non-employees, which we expect to recognize over a weighted-average period of approximately 1.5 years.

If any of the assumptions used in a Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Results of Operations

General

To date, we have not generated any revenues from operations and at September 30, 2013 we had an accumulated deficit of $111.5 million primarily as a result of research and development expenses, purchase of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant or any revenues.

We are continuing to evaluate the data from the TRUST-I trial and other current data on TSO and are awaiting the results of the TRUST-II trial to determine the future development plan for TSO. Until we have completed that process and made a determination regarding the future development for TSO, we do not expect our current level of expenditures to increase in the next 12 months.

Research and Development Expenses

Conducting research and development is central to our business and aggregated $61.1 million for the period from inception (June 28, 2006) to September 30, 2013. Included in research and development expense is noncash, stock-based compensation expense of $0.6 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, $2.1 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively, and $6.7 million from inception to September 30, 2013. Research and development expenses consist primarily of:

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

We expect to continue to incur substantial expenses related to our research and development activities for the foreseeable future as we continue product development. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, pending our determination of the TSO development plan, our research and development expenses could increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event one or more of these product candidates receives regulatory approval, to fund the launch of the product. From inception through September 30, 2013, direct, external development costs incurred for our TSO product development program were $23.5 million, excluding $21.7 million of in-process research and development costs related to our acquisition of the asset in 2011 and the manufacturing rights in 2012. From inception through September 30, 2013, direct, external development costs incurred for our CNDO-109 product development program were $7.9 million. We also intend to fund, generally by providing product supply and/or grants, certain investigator-initiated studies evaluating TSO in a range of autoimmune disorders.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development and such expenses were $23.4 million from inception through September 30, 2013. Included in general and administrative expense is noncash, stock-based compensation expense of $0.6 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, $2.0 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively, and $4.8 million from inception to September 30, 2013. General administrative expenses relate primarily to:

•	support of our expanded research and development and business activities; and

•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of three months ended September 30, 2013 and 2012

	For the three months ended September 30,		Change
($ in thousands)	2013	2012	$	%
Operating expenses:
Research and development	$5,361	$3,777	$1,584	42%
General and administrative	2,143	2,054	89	4%

Loss from operations	(7,504)	(5,831)	1,673	29%
Interest income	165	79	(86)	109%

Interest expense	(493)	(183)	310	NM

Net loss	$(7,832)	$(5,935)	$1,897	32%

NM–Not meaningful

Research and development expenses increased $1.6 million, or 42%, from $3.8 million in the three months ended September 30, 2012 to $5.4 million in the three months ended September 30, 2013. This increase was primarily due to increases of $0.8 million related to establishing our TSO manufacturing facility, $0.3 million related to stock compensation, $0.2 related to TSO development and $0.2 million related to our phase 1/2 trial for CNDO-109. Partially offsetting these increases was a $0.1 million decrease in net compensation-related expense.

General and administrative expenses remained essentially unchanged at $2.1 million in the three months ended September 30, 2012 and 2013.

The increase in interest income in 2013 compared to the same period last year was primarily due to higher cash balances.

Interest expense in 2013 and 2012 relates primarily to the Hercules Note.

Comparison of nine months ended September 30, 2013 and 2012

	For the nine months ended September 30,		Variance
($ in thousands)	2013	2012	$	%
Operating expenses:
Research and development	$19,130	$12,893	$6,237	48%
General and administrative	7,126	5,984	1,142	19%

Loss from operations	(26,256)	(18,877)	7,379	39%
Interest income	350	152	(198)	130%

Interest expense	(1,454)	(220)	1,234	NM

Net loss	$(27,360)	$(18,945)	$8,415	44%

Research and development expenses increased $6.2 million, or 48%, from $12.9 million in the nine months ended September 30, 2012 to $19.1 million in the nine months ended September 30, 2013. This increase was primarily due to increased costs of $5.2 million related to our Phase 2 study of TSO in Crohn’s disease, $2.6 million related to compensation and benefits and $1.8 million related to establishing our TSO manufacturing facility, partially offset by $3.6 million of milestone payments primarily to Falk in 2012 in connection with the Collaboration Agreement. The $2.6 million increase in compensation and benefits reflects $1.3 million of increased wage and benefits relating to increased staffing, including our new chief executive officer, net of the savings from the resignation of Dr. Sandage, the market capitalization bonuses of $0.3 million to certain of our executive officers, $0.4 million of severance related to the resignation of Dr. Sandage (See Note 10 of Notes to Unaudited Consolidated Financial Statements) and $1.3 million of stock-based compensation primarily related to an increase in stock option grants.

General and administrative expenses increased $1.1 million, or 19%, from $6.0 million in the nine months ended September 30, 2012 to $7.1 million in the nine months ended September 30, 2013, primarily due to an increase in compensation-related expenses, due in part to the addition of our new chief executive officer, and includes $0.6 million of noncash stock-based compensation, and the general and administrative portion of the market capitalization bonuses of $0.2 million to certain of our executive officers for achievement of specified trading volume and market capitalization of Coronado.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of debt and equity securities, aggregating $180.2 million of net proceeds. At September 30, 2013, we had cash and cash equivalents of $106.3 million. In the nine months ended September 30, 2013, we sold 10,352,210 shares of Common Stock pursuant to our 2012 and 2013 ATMs and received net proceeds of $88.0 million. Since September 30, 2013, we sold an additional 206,203 shares of Common Stock for net proceeds of $1.4 million under our Amended 2013 ATM.

In July 2013, we filed the 2013 Form S-3, which was declared effective on August 19, 2013. Under the Amended 2013 ATM established in connection therewith, we may offer and sell shares of Common Stock having an aggregate offering price of up to $70.0 million. While we do not currently plan to continue selling shares under the Amended 2013 ATM we may do so. As of October 30, 2013, $53.7 million remains available under the Amended 2013 ATM. On September 30, 2013, our stockholders voted to approve an amended and restated certificate of incorporation to increase the number of authorized shares of capital stock from 65,000,000 shares to 115,000,000 shares and to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000.

We will require additional financing to fully develop, and prepare regulatory filings and obtain regulatory approvals for, our product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents are sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We would seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding, particularly subsequent to the negative results from our Trust-I clinical trial, may not be available to us on acceptable terms or at all. If adequate funds are not available to us when needed, we may be required to delay, curtail or eliminate one or more of our research and development programs or seek strategic alternatives.

Cash Flows for the nine months ended September 30, 2013 and 2012

	For the Nine Months Ended September 30,		Change
($ in thousands)	2013	2012
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(22,514)	$(16,089)	$(6,425)
Investing activities	(187)	—	(187)
Financing activities	88,769	40,407	48,362

Increase in cash and cash equivalents	$66,068	$24,318	$41,750

Operating Activities

Net cash used in operating activities increased $6.4 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily reflecting $8.4 million of increased net loss and $1.9 million of increased noncash stock-based compensation expense.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2013 relates primarily to payments for construction of our Woburn manufacturing facility.

Financing Activities

Net cash provided by financing activities of $88.8 million in the nine months ended September 30, 2013 primarily reflects $88.0 million of net proceeds from the sale of Common Stock under our 2012 and 2013 ATMs. Net cash provided by financing activities of $40.4 million in the nine months ended September 30, 2012 reflects $26.4 million of net proceeds from our June 2012 underwritten public offering of Common Stock and $14.7 million of net proceeds from the Hercules debt offset by the repayment of a $750,000 note to Paramount Capital Partners.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed on our annual report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

None.

Net Operating Loss Tax Carryforwards

As of December 31, 2012, we had net federal operating loss carryforwards of approximately $53.5 million to offset future federal income taxes which expire beginning in 2026 and state operating loss carryforwards of $16.8 million to offset future state taxes which expire beginning in 2030. Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to substantial annual limitations, due to ownership change limitations provided by the Internal Revenue Code of 1986 as amended, or IRC and similar state provisions. At September 30, 2013 and December 31, 2012, we recorded a 100% valuation allowance against our deferred tax assets, as our management believes it is more likely than not that they will not be realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We held no marketable securities at September 30, 2013 and December 31, 2012. The Company’s Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or the Hercules Note, pursuant to which the Company issued a $15 million note, bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 9.25% plus the sum of the prevailing prime rate minus 3.25%. To the extent the prevailing prime rate exceeds 3.25%, the Company will pay a higher rate of interest on any then-outstanding principal balance.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 except as set forth below.

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

On October 14, 2013, we announced that our TRUST-I study did not meet its primary endpoint of improving response, defined as a 100-point decrease in the Crohn’s Disease Activity Index (CDAI), nor the key secondary endpoint of remission, defined as achieving CDAI ≤ 150 points. In the overall patient population, response rate of patients on TSO did not separate from that of placebo. The randomization was stratified by disease activity as measured by CDAI. In the corresponding pre-defined subset analysis, TSO showed a non-significant improved response in patients with CDAI>290. The lack of overall response was driven by higher-than-expected placebo response rate in patients with CDAI<290. While we are continuing to analyze the trial data, the results of this trial negatively impact the potential for successful development of TSO.

Until we have fully analyzed the TRUST-I trial data, have received, reviewed and fully analyzed the results of the TRUST-II trial, and have determined the development path, if any, for TSO, we cannot give any assurances as to the future development of TSO, the indications for which TSO could be a treatment, or the costs and timelines for any development plans.

Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates could result in the failure of our business and a loss of your investment in our Company.

Risks Associated with our Capital Stock

The market price of our Common Stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	the results of the TRUST-II trial and other announcements we make regarding our TSO program, including any impact of financial, operational, manufacturing and managerial decisions and needs related to the TSO program;

•	sales or potential sales of substantial amounts of our Common Stock;

•	delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of any of these trials;

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our licensors, product manufacturers or our ability to produce TSO;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. The stock markets in general, and the market for pharmaceutical and biotechnological companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our Common Stock, regardless of our actual operating performance. Most significantly and subsequent to the release of the results from our TRUST-I clinical trial, the price of our stock dropped $4.05, or 70%, from $5.77 at October 11, 2013 to $1.72 on October 21, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(b) Exhibits

Exhibit No.	Description

3.5	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, as Amended, dated October 1, 2013

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORONADO BIOSCIENCES, INC.

Date: November 1, 2013	By:	/s/ Harlan F. Weisman
Harlan F. Weisman, Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2013	By:	/s/ Lucy Lu
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2013	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.5	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, as Amended, dated October 1, 2013

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document