Form 10-Q
period 2014-03-31
CORONADO BIOSCIENCES INC
filed 2014-05-12
CIK 1429260

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, there were 44,305,054 shares of Common Stock of the issuer outstanding.

Coronado Biosciences, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets—As of March 31, 2014 (unaudited) and December 31, 2013	3

	Unaudited Condensed Consolidated Statements of Operations—For the Three Months Ended March 31, 2014 and 2013 and Period from June 28, 2006 (date of inception) to March 31, 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows—For the Three Months Ended March 31, 2014 and 2013 and Period from June 28, 2006 (date of inception) to March 31, 2014	5

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

(A development stage enterprise)

Condensed Consolidated Balance Sheets

($ in thousands except for share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$79,982	$99,521
Prepaid and other current assets	522	510
Total current assets	80,504	100,031
Property & equipment, net	69	447
Restricted cash	14,009	—
Long-term investment, at fair value	250	—
Other assets	70	104
Total Assets	$94,902	$100,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$872	$468
Interest payable	25	109
Accrued expenses	3,438	4,430
Current portion of note payable	—	6,203
Total current liabilities	4,335	11,210
Note payable	14,009	7,017
Other long-term liabilities	1,066	1,077
Total Liabilities	19,410	19,304
Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of both March 31, 2014 and December 31, 2013	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 44,253,387 and 39,652,950 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	44	40
Additional paid-in capital	204,160	202,580
Deficit accumulated during development stage	(128,712)	(121,342)
Total Stockholders’ Equity	75,492	81,278
Total Liabilities and Stockholders’ Equity	$94,902	$100,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

(A development stage enterprise)

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended March 31,		Period from June 28, 2006 (date of inception) to
	2014	2013	March 31, 2014
Operating expenses:
Research and development	$4,487	$5,974	$72,178
General and administrative	2,095	2,484	28,472
In-process research and development	—	—	21,749
Loss from operations	(6,582)	(8,458)	(122,399)
Interest income	178	76	1,203
Interest expense	(966)	(476)	(6,842)
Other income	—	—	733
Warrant expense	—	—	(1,407)
Net loss	$(7,370)	$(8,858)	$(128,712)
Common Stock dividend to Series A Convertible Preferred Stockholders	—	—	(5,861)
Net loss attributed to Common Stockholders	$(7,370)	$(8,858)	$(134,573)
Basic and diluted net loss per common share	$(0.21)	$(0.35)
Weighted average common shares outstanding—basic and diluted	35,900,596	25,182,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,		Period from June 28, 2006 (Date of inception) to March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(7,370)	$(8,858)	$(128,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,135	1,523	14,549
Acquired in-process research and development	—	—	21,749
Noncash interest expense	515	129	2,949
Noncash interest expense—related parties	—	—	286
Contribution of services by stockholder	—	—	130
Issuance of Common Stock to non-employee for services	—	—	121
Change in fair value of Common Stock warrant liability	—	—	234
Change in fair value of embedded conversion feature	—	—	831
Change in fair value of Preferred Stock warrant liability	—	—	1,407
Depreciation expense	5	3	66
Asset impairment	723	—	723
Changes in operating assets and liabilities:
Prepaid and other assets	(12)	66	(582)
Interest payable	(84)	—	25
Accounts payable and accrued expenses	(588)	(355)	3,810
End of term charge Hercules Note	(398)	—	(398)
Net cash used in operating activities	(6,074)	(7,492)	(82,812)
Cash flows from investing activities:
Purchase of office equipment	—	(2)	(135)
Deposit for leasehold improvements	—	—	(373)
Purchase of in-process research and development	—	—	(3,843)
Purchase of investment	(250)	—	(250)
Net cash used in investing activities	(250)	(2)	(4,601)
Cash flows from financing activities:
Proceeds from PCP notes payable—related party	—	—	570
Payment of PCP notes payable—related party	—	—	(570)
Payment of PCP notes payable—Asphelia asset purchase	—	—	(750)
Proceeds from notes payable—related parties	—	—	2,221
Proceeds from issuance of Series A Convertible Preferred Stock	—	—	21,681
Payment of costs related to the issuance of Series C Convertible Preferred Stock	—	—	(2,291)
Proceeds from issuance of Convertible Preferred Stock Series C	—	—	25,784
Payment of costs related to the issuance of Convertible Preferred Stock Series C	—	—	(2,884)
Proceeds from borrowings under line of credit	—	—	80
Payment of line of credit	—	—	(80)
Proceeds from Senior Convertible Notes	—	—	7,570
Payment of debt issue costs	—	—	(737)
Payment of notes payable—related parties	—	—	(600)
Proceeds from issuance of Common Stock	481	11,690	121,933
Payment of costs related to the issuance of Common Stock	(32)	(343)	(4,235)
Payment of Hercules Note	(13,655)	—	—
Payment of debt issue costs associated with Hercules Note	—	—	(288)
Proceeds from IDB Note	14,009	—	14,009
Payment of debt issue costs associated with IDB Note	(9)	—	(9)
Transfer of restricted cash	(14,009)	—	(14,009)
Net cash (used in)/provided by financing activities	(13,215)	11,347	167,395
(Decrease)/Increase in cash and cash equivalents	(19,539)	3,853	79,982
Cash and cash equivalents—beginning of period	99,521	40,199	—
Cash and cash equivalents—end of period	$79,982	$44,052	$79,982

	For the Three Months Ended March 31,		Period from June 28, 2006 (Date of Inception) to March 31,
	2014	2013	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$534	$347	$2,483
Supplemental disclosure of non-cash financing and investing activities:
Issuance of Convertible Preferred Stock Series B for purchase of assets	$—	$—	$16,114
Assumption of PCP Note related to Asphelia Asset Purchase	$—	$—	$750
Issuance of Convertible Preferred Stock Series C warrants	$—	$—	$1,286
Issuance of Common Stock warrants related to the Convertible Preferred Stock Series A financing	$—	$—	$621
Conversion of Senior Convertible Notes into Convertible Preferred Stock Series A	$—	$—	$8,601
Conversion of notes payable—related parties into Convertible Preferred Stock Series A	$—	$—	$1,907
Issuance of Common Stock for Convertible Preferred Stock Series A, B and C	$—	$—	$67,004
Issuance of Warrant related to Hercules Note	$—	$—	$323
Issuance of Restricted Stock	$4	$—	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

(A development stage enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Coronado Biosciences, Inc. (the “Company”), incorporated in Delaware on June 28, 2006 (date of inception), is a biopharmaceuticals company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer, namely CNDO-201 or Trichuris suis ova (“TSO”) and CNDO-109.

The Company plans to identify, evaluate and potentially in-license, acquire or invest in pharmaceutical and biotechnology products, technologies and/or companies.   The Company may from time to time consider financing existing or later-acquired products, technologies or companies through partnerships, joint ventures, direct financings, and/or public or private spin-outs.   The Company believes these activities will diversify its product development and, over time, may enhance shareholder value through potential royalty, milestone and equity payments, fees as well as potential product revenues.

As of March 31, 2014, the Company has three wholly owned subsidiaries: Innmune Limited, Coronado SO Co., Inc. and TSO Development Corporation, Inc.

Recent 2014 Developments

On March 17, 2014, the Company made a $250,000 investment in Argus Neurooptics LLC (“Argus”), a medical device company developing a laser device to treat migraine headaches. The investment represents a 35% ownership position in Argus. The Company elected the fair value option to record this investment. (See Note 8).

Also on March 17, 2014, the Company provided a $50,000 bridge loan to Nuro Pharma, Inc. (“Nuro”). Nuro is an emerging specialty pharmaceutical company developing, marketing and distributing Epilepsy drugs. The bridge loan is payable in 90 days, accrues interest at a rate of 8% and is secured by Nuro’s assets. The Company recorded this bridge loan in prepaid and other current assets in its Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of our balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission, or SEC, on March 14, 2014.

The Company’s condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries: Innmune Limited, Coronado SO Co., Inc. and TSO Development Corporation, Inc. All intercompany balances and transactions have been eliminated.

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Use of Estimates

The Company’s condensed consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, the valuation of its common stock (“Common Stock”) prior to the Company becoming public and Common Stock warrants, stock options, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from our estimates.

Fair Value Measurement

The Company follows accounting guidance on fair value measurements for financial assets and liabilities measured at fair value on a recurring basis. Under the accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities. The carrying value of the accrued Ovamed manufacturing rights license included in both current liabilities and long-term liabilities in the Condensed Consolidated Balance Sheets has been recorded at its net present value, which approximates its fair value. (See Note 6).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the three month period ended March 31, 2014, in relation to the abandonment of its lease in Woburn, MA, the Company recorded an impairment loss of $0.4 million related to the write-off of its construction in progress long-lived asset. (See Note 6).

Long-term Investment at Fair Value

The Company elected the fair value option for its $250,000 long-term investment in Argus as this option best represents the economics and the fair value of this instrument. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on a long-term investment for which the fair value option has been elected are recognized as a change in fair value of financial instruments, net in the Condensed Consolidated Statements of Operations.

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

3. Net Loss Per Common Share

The Company calculates loss per share using the two-class method, which is an earnings allocation formula that determines earnings per share for Common Stock and participating securities (unvested restricted stock), if any, according to dividends declared and non-forfeitable participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to Common Stock and participating securities, if any, based on their respective rights to receive dividends. Holders of restricted Common Stock are entitled to all cash dividends, when and if declared, and such dividends are non-forfeitable. The participating securities do not have a contractual obligation to share in any losses of the Company. As a result, net losses are not allocated to the participating securities for any periods presented.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended March 31,
($ in thousands except share and per share amounts)	2014	2013
Historical net loss per share:
Numerator:
Net loss attributed to Common Stockholders	$(7,370)	$(8,858)
Denominator:
Weighted-average common shares outstanding—Denominator for basic and diluted net loss per share	35,900,596	25,182,369
Basic and diluted net loss per common share attributed to common stockholders	$(0.21)	$(0.35)

The Company’s potential dilutive securities which include unvested restricted stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be antidilutive:

	For the three months ended March 31,
	2014	2013
Warrants to purchase Common Stock	711,895	1,188,147
Options to purchase Common Stock	2,583,812	3,984,184
Unvested Restricted Stock	5,009,512	—
	8,305,219	5,172,331

4. Debt and Interest

On February 13, 2014, the Company repaid its term loan with Hercules Growth Capital, Inc. (the “Hercules Note”), of which $13.2 million in principal was outstanding at the time of repayment.  Early payment of the Hercules Note was $14.0 million, consisting of principal of $13.2 million, end of term charge of $0.4 million, a prepayment fee of $0.3 million and interest of $0.1 million, all included as interest expense in the statement of operations. Prior to re-payment, in January 2014, the Company made a scheduled principal payment of $0.5 million on the Hercules Note.

Also on February 13, 2014, the Company executed a Promissory Note (the “IDB Note”) with the Israel Discount Bank of New York (the “Bank”) in an amount of up to $15.0 million.   At March 31, 2014, the amount of debt outstanding under the IDB Note was $14.0 million. The Company used substantially all of the proceeds from the IDB Note to repay its prior loan from Hercules Technology Growth Capital, Inc.   The Company may request revolving advances under the IDB Note in a minimum amount of $100,000 (or the remaining amount of the undrawn balance under the IDB Note if such amount is less than $100,000).   All amounts advanced under the IDB Note are due in full at the earlier of: (i) February 13, 2016, or (ii) on the Bank’s election following the occurrence and continuation of an event of default.   The unpaid principal amount of each advance shall bear interest at a rate per annum equal to the rate payable on the Company’s money market account of 0.75% plus a margin of 150 basis points. The IDB Note contains various representations and warranties customary for financings of this type.

The obligations of the Company under the IDB Note are collateralized by a security interest in, a general lien upon, and a right of set-off against the Company’s money market account equal to amounts outstanding under the IDB Note, pursuant to the Assignment and Pledge of Money Market Account, dated as of February 13, 2014 (the “Pledge Agreement”).   Pursuant to the Pledge Agreement, the Bank may, after the occurrence and continuation of an event of default under the IDB Note, recover from the money market account all amounts outstanding under the IDB Note.   The Pledge Agreement contains various representations, warranties, and covenants customary for pledge agreements of this type.

The Company will default on the IDB Note if, among other things, it fails to pay outstanding principal or interest when due.   Following the occurrence of an event of default under the IDB Note, the Bank may: (i) declare the entire outstanding principal balance of the IDB Note, together with all accrued interest and other sums due under the IDB Note, to be immediately due and payable; (ii) exercise its right of setoff against any money, funds, credits or other property of any nature in possession of, under control or custody of, or on deposit with the Bank; (iii) terminate the commitments of the Bank; and (iv) liquidate the money market account to reduce the Company’s obligations to the Bank.

Interest expense for the three months ended March 31, 2014 and 2013, was $966,000 and $476,000, respectively. During the three month period ended March 31, 2014 and 2013, interest expense related to the Hercules Note was $845,000 and $438,000, respectively, including $435,000 and $91,000 related to accretion of the debt discount, and $44,000 and $5,000 related to the amortization of financing costs, respectively. For the three-month period ended March 31, 2014, borrowings under the IDB Note were $14.0 million and interest expense incurred was $42,000.

5. Property and Equipment

Property and equipment consisted of the following:

($ in thousands)	Useful Life (Years)	As of March 31, 2014	As of December 31, 2013
Construction in progress	N/A	$—	$373
Computer equipment	3	13	13
Furniture & fixtures	5	69	69
Leasehold improvements	5	12	12
Total property and equipment		94	467
Less: Accumulated depreciation		(25)	(20)
Property and equipment, net		$69	$447

During the three month period ended March 31, 2014, in relation to the abandonment of its Woburn, MA manufacturing facility, the Company recorded $373,000 of impairment loss related to the write-off of its construction in progress long-lived asset. (See Note 6).

6. Accrued Expenses and Other Long-Term Liabilities

Effective January 28, 2014, Dr. Kevin Horgan was separated from service from the Company.  Dr. Horgan was the Company’s Chief Medical Officer. In connection with Dr. Horgan’s termination, the Company recorded a severance charge of $0.4 million. During the three month period ended March 31, 2014 the Company also paid $1.0 million in severance obligations to its former executives.

In March 2014, the Company made the decision to abandon its plans to build-out its Woburn, MA manufacturing facility and to close its New York, NY office. As a result, the Company commenced marketing both facilities for sub-lease. In April 2014, the Company entered into a sub-lease arrangement for its New York, NY office for the remaining term of the lease. During the three months ended March 31, 2014, the Company recognized expense related to these decisions of approximately $0.8 million, which is included in research and development expenses during the three month period ended March 31, 2014. Such expense was comprised of $0.7 million related to the decision to delay manufacturing of TSO in the Woburn, MA facility, which included future rent payments of $0.3 million through the lease termination date of February 2018, offset by $0.1 million of rental income from a probable sublease, and $0.4 million related to the write-down, to its estimated net realizable value, of its long-lived assets. The Company also recognized $0.1 million in expense related to a sub-lease for the Company’s New York, NY office space effective May 1, 2014 through the termination of the lease in May 2016.

Ovamed manufacturing rights of $1.5 million for TSO in the Coronado Territory, United States of America, South America and Japan, are recorded on the Company’s Unaudited Condensed Consolidated Balance Sheets as a current accrued expense of $500,000 and as a long-term liability of $716,000. This obligation was recorded at its estimated net present value; accretion of the obligation was $37,000 and $33,000 for the three month period ended March 31, 2014 and 2013, respectively, and is recorded as interest expense.

Accrued expenses and other long-term liabilities consisted of the following:

	As of March 31, 2014	As of December 31, 2013
Accrued expenses:
Salaries, bonuses and related benefits	$272	$450
Severance	993	1,502
Professional fees	280	351
Research and development expenses	1,043	1,245
State franchise taxes	—	190
Ovamed manufacturing rights – short-term component	500	500
Lease impairment	165	—
Other	185	192
Total accrued expenses	$3,438	$4,430
Other long-term liabilities:
Hercules Note end of term charge	—	398
Ovamed manufacturing rights – long-term component	716	679
Long-term impairment charge	350	—
Total other long-term liabilities	$1,066	$1,077

7. TSO

Research Agreement

On February 22, 2013, the Company and Freie Universität Berlin (“FU Berlin”) entered into a Research Agreement (the “Research Agreement”) to, among other things, identify and evaluate secretory proteins from TSO (the “Project”). The duration of the Project was expected to be four years, during which the Company would have paid FU Berlin a total maximum amount of approximately €648,000, or approximately $843,000 in research fees and FU Berlin would have periodically produced written progress reports on the Project.

On March 25, 2014, the Company terminated the Research Agreement effective June 30, 2014. In connection with this termination, during the three month period ended March 31, 2014, the Company incurred termination fees of $235,000 comprised primarily of unpaid research fees, which is included in research and development expenses during the three month period ended March 31, 2014.

8. Investment at Fair Value

On March 17, 2014, the Company invested $250,000 for a 35% ownership position in Argus. The Company elected the fair value option for recording this investment. In conjunction with this investment, the Company entered into a Purchase Agreement with Argus, in which the Company received 13,409,962 Class A Preferred Units, representing 83% of a total 16,091,954 Class A Preferred Units. Concurrently with the Purchase Agreement with Argus, Argus entered into a Revenue Sharing Agreement (“Revenue Agreement”) with the Company. Under the terms of this Revenue Agreement, Argus will pay the Company an amount equal to 5% of all Argus Intellectual Property Revenue, which includes fees, royalties, sub-licensing, licensing, grant of rights, milestone payments or any payment for any of Argus’ Intellectual Property (“Revenue Share Amount”). This Revenue Share Amount is payable to the Company.

The following table classifies into the fair value hierarchy financial instruments measured at fair value on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014:

($ in thousands)	Level 1	Level 2	Level 3	Total

Long-Term Investment, at fair value	—	—	$250	$250

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments, as of March 31, 2014:

($ in thousands)	Long-term investment, at fair value
Balance at December 31, 2013	$—
Purchases	250
Total unrealized (gains) or losses	—
Balance at March 31, 2014	$250

The value of the Company’s investment in Argus was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments. Based upon these inputs at March 31, 2014, the fair value approximated cost.

9. Common Stock

At Market Issuance Sales Agreement

On April 29, 2013, the Company entered into an At Market Issuance Sales Agreement with MLV & Co. LLC (“2013 ATM”) whereby it could issue and sell up to $45.0 million of its Common Stock pursuant to its Form S-3 filed in September 2012. During the three month period ended March 31, 2014, although the Company did not issue any shares of its Common Stock nor receive any proceeds in connection with the 2013 ATM, the Company did incur approximately $32,000 of cost for an audit consent in connection with the 2013 ATM.

Stock-based Compensation

As of March 31, 2014, the Company had three equity compensation plans: the Coronado Biosciences, Inc. 2007 Stock Incentive Plan, the Coronado Biosciences, Inc. 2013 Stock Incentive Plan, and the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan.

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants for the three months ended March 31, 2014 and 2013, and from the period June 28, 2006 (date of inception) to date:

	For the three months ended March 31,		Period from June 28, 2006 (date of inception) to March 31,
($ in thousands)	2014	2013	2014
Employee awards	$1,122	$972	$9,194
Non-employee awards	13	434	4,323
Non-employee warrants	—	117	1,032
Total stock-based compensation expense	$1,135	$1,523	$14,549

For the three months ended March 31, 2014 and 2013, $0.3 million was included in research and development expenses and $0.8 million was included in general and administrative expenses and $0.8 million was included in research and development expenses and $0.7 million was included in general and administrative expenses, respectively. Since inception $7.9 million was in included in research and development expenses and $6.6 million was included in general and administrative expenses.

The following table summarizes stock option activity:

	Outstanding Options			Weighted
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Average Remaining Contractual Life (in years)
At December 31, 2013	3,117,777	$4.31	$—	8.36
Options granted	—	—	—
Options exercised	(256,745)	1.88	26
Options cancelled	(600,000)	4.39	—
At March 31, 2014	2,261,032	$4.57	$—	8.20
Options vested and expected to vest	2,261,032	$4.57	$—	8.20
Options vested and exercisable	1,492,699	$4.24	$—	7.82

The following table summarizes restricted stock activity:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	3,958,692	$1.93
Restricted stock granted	4,343,692	2.69
Unvested balance at March 31, 2014	8,302,384	$2.33

As of March 31, 2014, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards of $2.4 million and $18.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years and 3.8 years, respectively.

Michael Weiss

Mr. Michael Weiss has served as a director of the Company since December 19, 2013 and from that time until February 19, 2014 served as the Co-Vice Chairman of the board of directors. On February 20, 2014, Mr. Weiss was appointed Executive Vice Chairman, Strategic Development.   The Company does not intend to enter into any employment contract with Dr. Weiss addressing his officer positions with the Company and the Company will pay Mr. Weiss an annual base salary of $28,275, the lowest salary permissible under New York State law.   Mr. Weiss will also be eligible for a discretionary bonus based on his achievement of performance goals and objectives as established by the board of directors. On December 19, 2013, the Company issued Mr. Weiss 1,979,346 shares of restricted stock for services to be rendered to the Company. The fair value was $3.8 million based upon a value of $1.93 per share calculated using a bi-nominal model, this award vests based upon the passage of time and certain pre-defined market conditions. In addition, on February 20, 2014, the Company issued Mr. Weiss 3,958,692 shares of restricted stock as an inducement to employment and for services to be rendered to the Company.  The fair value was $10.6 million and was based on a closing common stock price of $2.69 on the date of grant. Such shares shall vest at a rate of 16.67% for the first three annual anniversaries and 10% will vest in five equal installments upon certain events occurring.

Malcolm Hoenlein

On February 20, 2014, the Company appointed Mr. Malcolm Hoenlein to the vacant seat on its board of directors.   Mr. Hoenlein was granted 30,000 shares of restricted stock, of which one-third vests on each annual anniversary of grant. The fair value was $80,700 and was based on a closing Common Stock price of $2.69 per share on the date of grant.

Warrants to Purchase Common Stock

For the three months ended March 31, 2014, the Company did not issue any shares of Common Stock pursuant to the exercise of warrants. For the three months ended March 31, 2013, the Company issued 8,415 shares of Common Stock pursuant to the cashless exercise of 18,724 warrants at a weighted-average exercise price of $4.97 per share.

Strategic Transaction Committee

On February 20, 2014, The Company established a Strategic Transaction Committee of the board of directors.  Messrs. Lobell (Chairman) and Barrett, and Drs. Harvey and Rowinsky were appointed to the Committee.   Each member was granted 50,000 shares of restricted stock, of which one third will vest on each annual anniversary of grant. The fair value was $0.5 million and was based on a closing Common Stock price of $2.69 per share on the date of grant.

Shareholders’ Agreement

On February 20, 2014, Drs. Harvey, Rosenwald and Rowinsky and Messrs. Barrett, Lobell and Weiss, entered into a Shareholders’ Agreement, pursuant to which they agreed that, until the end of the Company’s annual meeting held in calendar year 2016 and so long as Dr. Rosenwald and Mr. Weiss are on the proposed slate of directors to be nominated, they each will vote all of their shares of Common Stock in favor of electing those individuals, and only those individuals, to the board of directors whom the Company’s Nominating and Corporate Governance Committee proposes. Until that time, they also agreed to not publicly or otherwise advocate for or encourage in any way (outside of fulfilling their director duties) the election of any individual to our board whom is not proposed by the Nominating and Corporate Governance Committee.

10. Subsequent Events

Related Party Service Agreement

On April 3, 2014, the Company entered into a Shared Services Agreement with Opus Point Partners Management, LLC (“OPPM”) in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. Dr. Rosenwald, Chairman, President and Chief Executive Officer and Mr. Weiss, Executive Vice President, Strategic Development, are both Partners of OPPM. The Company incurred expense of $11,000 in April 2014 pertaining to this agreement, which agreement can be terminated by either party with thirty days’ notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “Coronado” refer to Coronado Biosciences, Inc. and its subsidiaries.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Since inception, we have been a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer, namely CNDO-201 or Trichuris suis ova (“TSO”) and CNDO-109, as more fully described below.   As part of our growth strategy, we plan to identify, evaluate and potentially in-license, acquire or invest in pharmaceutical and biotechnology products, technologies and/or companies. We may also, from time to time, consider financing existing or later-acquired products, technologies or companies through partnerships, joint ventures, direct financings, and/or public or private spin-outs.   We believe these activities will diversify our product development and, over time, may enhance shareholder value through potential royalty, milestone and equity payments, fees as well as potential product revenues.

Our two principal pharmaceutical product candidates currently in clinical development are:

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

In October 2013, we announced that our TRUST-I study did not meet its primary endpoint of improving response which was driven by a higher-than-expected placebo response rate in patients with CDAI<290. While we are continuing to analyze the trial data, the results of this trial negatively impact the potential for successful development of TSO.

In November 2013, Dr. Falk Pharma GmbH (“Falk”), our development partner, informed us that an independent data monitoring committee had conducted a second interim analysis of data from its Phase 2 clinical for CD known as TRUST-II and recommended that the trial be stopped due to lack of efficacy and noted no safety concerns. Falk adopted the committee’s recommendations and discontinued the study.

We are continuing to evaluate the data from TRUST-I. We will use this analysis, along with the clinical study report of TRUST-II data, other current data on TSO and other factors to determine our future development plans for TSO. Our current focus is on our investigator initiated studies in psoriasis and autism.

In March 2014, we submitted an Investigational New Drug Study to the U.S. Food and Drug Administration for the treatment of autism in 20 pediatric patients. We expect the study to commence in mid-2014.

In February 2014, we repaid in full our term loan with Hercules Technology Growth Capital, Inc. (the “Hercules Note”) and entered into a new promissory note (“IDB Note”) with Israel Discount Bank of New York (“IDB”), under which we can borrow up to $15.0 million. At March 31, 2014, the amount of debt outstanding under the IDB Note was $14.0 million. (See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

In March 2014, we made the decision to abandon our plans to build-out the Woburn, MA manufacturing facility and to close our New York, NY office. As a result, we commenced marketing both facilities for sub-lease. In April 2014, we entered into a sub-lease arrangement for our New York, NY office for the remaining term of the lease. During the three month period ended March 31, 2014, a lease impairment and fixed asset impairment charge related to these facilities of $0.8 million was recorded in our Condensed Consolidated Statements of Operations. (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).

In March 2014, we terminated our Sponsored Research Agreement with Freie Universität Berlin effective June 30, 2014 and recorded a charge of $0.2 million related to the contract termination in our Unaudited Condensed Consolidated Statements of Operations. (See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements).

On March 17, 2014, we made a $250,000 investment in Argus Neurooptics LLC (“Argus”), a medical device company developing a laser device to treat migraine headaches. The investment represents a 35% ownership position in Argus. The Company elected the fair value option to record this investment. (See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements).

Also on March 17, 2014, we provided a $50,000 bridge loan to Nuro Pharma, Inc. (“Nuro”). Nuro is an emerging specialty pharmaceutical company developing, marketing and distributing Epilepsy drugs. The bridge loan is payable in 90 days, accrues interest at a rate of 8% and is secured by Nuro’s assets. The Company recorded this bridge loan in prepaid and other current assets in its Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014.

Results of Operations

General

To date, we have not generated any revenues from operations and, at March 31, 2014, we had an accumulated deficit of $128.7 million, primarily as a result of research and development expenses, purchase of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant or any revenues.

Research and Development Expenses

Conducting research and development is central to our business and aggregated expenses of $72.2 million for the period from inception (June 28, 2006) to March 31, 2014. Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2014 and 2013, was $0.3 million and $0.8 million, respectively, and $8.0 million from inception to March 31, 2014. Research and development expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits, and rent expense;

•	noncash stock-based compensation expense;

•	license fees and milestone payments related to in-licensed products and intellectual property;

•	expenses incurred under agreements with CROs, investigative sites and consultants that conduct or provide other services relating to our clinical trials and our preclinical activities;

•	the cost of acquiring clinical trial materials from third-party manufacturers; and

•	costs associated with non-clinical activities, patent filings and regulatory filings.

We expect to continue to incur expenses related to our research and development activities for the foreseeable future as we develop our existing product candidates and new product candidates. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses may increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event one or more of these product candidates receive regulatory approval, to fund the launch of the product.

From inception through March 31, 2014, direct, external development costs incurred for our TSO product development program were $27.3 million, excluding $21.7 million of in-process research and development costs related to our acquisition of the asset in 2011 and its manufacturing rights in 2012. From inception through March 31, 2014, direct, external development costs incurred for our CNDO-109 product development program were $8.9 million.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development and such expenses were $28.5 million from inception through March 31, 2014. Noncash, stock-based compensation expense included in general and administrative expenses for the three months ended March 31, 2014 and 2013, was $0.8 million and $0.7 million, respectively, and $6.5 million from inception through March 31, 2014. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities; and

•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of three months ended March 31, 2014 and 2013

	For the three months ended March 31,		Change
($ in thousands)	2014	2013	$	%
Operating expenses:
Research and development	$4,487	$5,974	$(1,487)	(25)%
General and administrative	2,095	2,484	(389)	(16)%
Loss from operations	(6,582)	(8,458)	1,876	(22)%
Interest income	178	76	102	134%
Interest expense	(966)	(476)	(490)	103%
Net loss	$(7,370)	$(8,858)	$1,488	(17)%

Research and development expenses decreased $1.5 million, or 25%, from the three months ended March 31, 2013 to the three months ended March 31, 2014. This decrease was primarily due to a reduction in TSO product development costs related to the wind down of Phase 2 of the TRUST-I trial. Stock-based compensation expense also decreased $0.5 million primarily due to a reduction in the mark-to-market value of our non-employee option grants. These decreases in expense were partially offset by a $0.7 million charge related to the decision to delay manufacturing of TSO in the Woburn, MA facility. We expect to incur expenses related to our research and development efforts going forward with existing products as well as related to new products.

General and administrative expenses decreased $0.4 million, or 16%, from the three months ended March 31, 2013 to the three months ended March 31, 2014, due to a $0.4 million decrease in personnel costs primarily resulting from the November 2013 termination of certain personnel in connection with the Company’s effort to lower operating expenses and realign the organization to work more efficiently and a $0.1 million decrease in consulting costs. This decrease was partially offset by stock-based compensation expense, which increased $0.1 million due to restricted stock grants made to our Executive Vice Chairman, Strategic Development and the independent members of our board of directors in the three months ended March 31, 2014.

Interest expense in 2014 primarily relates to interest on the Hercules Note, which included a prepayment penalty of $0.3 million, representing 2% of the outstanding debt. The increase in interest income in 2014 compared to the same period last year was primarily due to higher cash balances.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of debt and equity securities, aggregating $167.4 million of net proceeds. At March 31, 2014, we had cash and cash equivalents of $80.0 million and restricted cash of $14.0 million securing the IDB Note.

In February 2014, we paid off the Hercules Note and entered into the IDB Note. Early payment of the Hercules Note approximated $14.0 million consisting of principal of $13.2 million, end of term charge of $0.4 million, a prepayment fee of $0.1 million and interest of $0.3 million. Prior to repayment, in January 2014, the Company made a scheduled principal payment of $0.5 million on the Hercules Note.

We may require additional financing to fully develop, and prepare regulatory filings and obtain regulatory approvals for our existing product candidates (and potentially new product candidates), fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products (and potentially new product candidates), sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding, particularly subsequent to the negative results from our TRUST-I clinical trial, may not be available to us on acceptable terms or at all. If adequate funds are not available to us when needed, we may be required to delay, curtail or eliminate one or more of our research and development programs and, potentially, delay our growth strategy.

Cash Flows for the Three Months Ended March 31, 2014 and 2013

	For the Three Months Ended March 31,		Change
($ in thousands)	2014	2013
Statement of Cash Flows Data:
Total cash (used in)/provided by:
Operating activities	$(6,074)	$(7,492)	$1,418
Investing activities	(250)	(2)	(248)
Financing activities	(13,215)	11,347	(24,562)
(Decrease)/Increase in cash and cash equivalents	$(19,539)	$3,853	$(23,392)

Operating Activities

Net cash used in operating activities decreased $1.4 million from the three month period ended March 31, 2013, compared to the three month period ended March 31, 2014, the decrease was primarily due to a $1.5 million decrease in net loss.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2014 relates to the investment in Argus. Net cash used in investing activities during the three months ended March 31, 2013 relates to purchase of equipment for the Company’s office in Burlington, MA.

Financing Activities

Net cash used in financing activities of $13.2 million for the three months ended March 31, 2014, reflects $14.0 million in proceeds from the IDB Note offset by a transfer of $14.0 million to restricted cash to secure the IDB Note as well as $13.7 million from the repayment of the Hercules Note. Net cash provided by financing activities of $11.3 million for the three months ended March 31, 2013, reflects $11.0 million of net proceeds from the sale of our Common Stock under our market offering conducted in 2013 plus $0.3 million from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed on our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We held no marketable securities at March 31, 2014 and December 31, 2013. The IDB Note bears a rate per annum of the rate payable on the pledge account, currently set at 0.75% plus a margin of 1.50%. To the extent the interest payable on the pledge account increases, the Company would pay higher interest on the outstanding debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2014, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

CORONADO BIOSCIENCES, INC.

Date: May 12, 2014	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

