Form 10-Q
period 2014-06-30
CORONADO BIOSCIENCES INC
filed 2014-08-11
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 6, 2014, there were 44,312,193 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,798	$99,521
Short-term investments (Note 1)	295	—
Prepaid and other current assets	386	510
Total current assets	76,479	100,031
Property and equipment, net	63	447
Restricted cash	14,009	—
Long-term investment, at fair value (Note 1)	250	—
Other assets	69	104
Total Assets	$90,870	$100,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$331	$468
Accrued expenses	3,081	4,430
Interest payable	25	109
Current portion of note payable	—	6,203
Total current liabilities	3,437	11,210
Note payable	14,009	7,017
Other long-term liabilities	1,056	1,077
Total Liabilities	18,502	19,304
Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred Stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of both June 30, 2014 and December 31, 2013	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 44,312,193 and 39,652,950 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	44	40
Additional paid-in capital	205,747	202,580
Accumulated deficit	(133,423)	(121,342)
Total Stockholders’ Equity	72,368	81,278
Total Liabilities and Stockholders’ Equity	$90,870	$100,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$2,377	$7,795	$6,865	$13,769
General and administrative	2,386	2,499	4,481	4,983
Loss from operations	(4,763)	(10,294)	(11,346)	(18,752)
Interest income	171	109	350	185
Interest expense	(119)	(485)	(1,085)	(961)
Net loss attributed to Common Stockholders	$(4,711)	$(10,670)	$(12,081)	$(19,528)
Basic and diluted net loss per common share	$(0.13)	$(0.38)	$(0.34)	$(0.73)
Weighted average common shares outstanding—basic and diluted	36,005,294	28,095,522	35,953,234	26,646,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss attributed to Common Stockholders	$(12,081)	$(19,528)
Adjustments to reconcile net loss attributed to Common Stockholders to net cash used in operating activities:
Stock-based compensation expense	2,598	2,806
Noncash interest expense	555	262
Depreciation expense	11	7
Asset impairment	723	—
Changes in operating assets and liabilities:
Prepaid and other current assets	124	150
Interest payable	(84)	(3)
Accounts payable and accrued expenses	(1,486)	1,012
End of term charge associated with Hercules Note	(398)	—
Other	(50)	—
Net cash used in operating activities	(10,088)	(15,294)
Cash flows from investing activities:
Purchase of property and equipment	—	(266)
Purchase of investments, short-term	(295)	—
Purchase of investment, long-term	(250)	—
Net cash used in investing activities	(545)	(266)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	606	44,240
Payment of costs related to the issuance of Common Stock	(32)	(993)
Payment of Hercules Note	(13,655)	—
Proceeds from IDB Note	14,009	—
Payment of debt issue costs associated with IDB Note	(9)	—
Transfer of restricted cash	(14,009)	—
Net cash (used in)/provided by financing activities	(13,090)	43,247
(Decrease)/Increase in cash and cash equivalents	(23,723)	27,687
Cash and cash equivalents—beginning of period	99,521	40,199
Cash and cash equivalents—end of period	$75,798	$67,886

Supplemental disclosure of cash flow information:
Cash paid for interest	$614	$698
Supplemental disclosure of non-cash financing and investing activities:
Issuance of Restricted Stock	$4	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Coronado Biosciences, Inc. (the “Company”), incorporated in Delaware on June 28, 2006 (date of inception), is a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer, namely CNDO-201 or Trichuris suis ova (“TSO”) and CNDO-109.

The Company is also actively identifying, evaluating and pursuing opportunities to in-license, acquire or invest in pharmaceutical and biotechnology products, technologies and/or companies. The scope of these activities is broad and may from time to time include financing existing or later-acquired products, technologies or companies through partnerships, joint ventures, direct financings, and/or public or private spin-outs. The Company has begun to diversify its product base while continuing to progress and evaluate the CNDO-201 and CNDO-109 clinical programs.

As of June 30, 2014, the Company has four wholly owned subsidiaries: Innmune Limited, Coronado SO Co., Inc., Cyprium Inc., and TSO Development Corporation, Inc.

Recent 2014 Developments

On March 17, 2014, the Company made a $250,000 investment in a third party medical device company developing a laser device to treat migraine headaches. The investment represents a 35% ownership position in this company. The Company elected the fair value method and recorded this investment in long-term investments in its Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014. (See Note 8).

Also on March 17, 2014, the Company provided a $50,000 bridge loan to a third party emerging specialty pharmaceutical company developing, marketing and distributing Epilepsy drugs. The bridge loan was due on June 16, 2014, accrues interest at a rate of 8% and is secured by the third party’s assets. As of June 30, 2014, the bridge loan remained outstanding and the Company believes the loan is collectable. The Company recorded this bridge loan in short-term investments in its Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014.

On April 18, 2014, the Company paid $243,000 to acquire an option to purchase (“Option”) the exclusive rights to a pharmaceutical product from a third party. The Option expires no later than September 30, 2014. The Company elected the fair value method and recorded the Option in short-term investments in its Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014. (See Note 8).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of our balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the SEC on March 14, 2014.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, the valuation of its common stock (“Common Stock”) prior to the Company becoming public and Common Stock warrants, stock options, fair value of investments, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from our estimates.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities. The carrying value of the amount owed Ovamed GmbH, or Ovamed, upon the acquisition of certain manufacturing rights in December 2012 under the Second Amendment and Agreement to our sublicense agreement with Ovamed, is included in both current liabilities and long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets has been recorded at its net present value, which approximates its fair value. (See Note 6).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the six month period ended June 30, 2014, in relation to the abandonment of its lease in Woburn, MA, the Company recorded an impairment loss of $0.4 million related to the write-off of its construction in progress long-lived asset. (See Note 6).

Investments at Fair Value

The Company elected the fair value option for its short-term investment of $243,000 to acquire an option to purchase the exclusive rights to a pharmaceutical product owned by a third-party and its long-term investment of $250,000 in a third-party company developing a laser device to treat migraine headaches, as it best represents the economics and the fair value of these instruments. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of financial instruments, net in the Unaudited Condensed Consolidated Statements of Operations.

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

Recently Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standard Update No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. A public entity is required to apply the amendments for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. An entity should apply the amendments retrospectively for all comparative periods presented. The Company elected to adopt the guidance in the second quarter of 2014. Adoption of this standard did not have a material impact on the Company’s financial position, statement of operations, or statement of cash flows.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands except share and per share amounts)	2014	2013	2014	2013
Historical net loss per share:
Numerator:
Net loss attributed to common stockholders	$(4,711)	$(10,670)	$(12,081)	$(19,528)
Denominator:
Weighted-average common shares outstanding—denominator for basic and diluted net loss per share	36,005,294	28,095,522	35,953,234	26,646,993
Basic and diluted net loss per common share attributed to common stockholders	$(0.13)	$(0.38)	$(0.34)	$(0.73)

The Company’s potential dilutive securities which include unvested restricted stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same.

The following weighted average shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Warrants to purchase Common Stock	692,916	1,066,156	702,353	1,126,815
Options to purchase Common Stock	2,187,076	4,119,808	2,384,348	4,052,371
Unvested Restricted Stock	6,308,368	—	5,662,528	—
	9,188,360	5,185,964	8,749,229	5,179,186

4. Debt and Interest

On February 13, 2014, the Company repaid its term loan with Hercules Growth Capital, Inc. (the “Hercules Note”), of which $13.2 million in principal was outstanding at the time of repayment.  Early payment of the Hercules Note was $14.0 million, consisting of principal of $13.2 million, end of term charge of $0.4 million, a prepayment fee of $0.3 million and interest of $0.1 million, all included as interest expense in the Unaudited Condensed Consolidated Statements of Operations. Prior to re-payment, in January 2014, the Company made a scheduled principal payment of $0.5 million on the Hercules Note.

Also on February 13, 2014, the Company executed a Promissory Note (the “IDB Note”) with the Israel Discount Bank of New York (the “Bank”) in an amount of up to $15.0 million.   At June 30, 2014, the amount of debt outstanding under the IDB Note was $14.0 million. The Company used substantially all of the proceeds from the IDB Note to repay its prior loan from Hercules Technology Growth Capital, Inc.   The Company may request revolving advances under the IDB Note in a minimum amount of $100,000 (or the remaining amount of the undrawn balance under the IDB Note, if such amount is less than $100,000).   All amounts advanced under the IDB Note are due in full at the earlier of: (i) February 13, 2016, or (ii) on the Bank’s election following the occurrence and continuation of an event of default.   The unpaid principal amount of each advance shall bear interest at a rate per annum equal to the rate payable on the Company’s money market account of 0.75% plus a margin of 150 basis points. The IDB Note contains various representations and warranties customary for financings of this type.

The obligations of the Company under the IDB Note are collateralized by a security interest in, a general lien upon, and a right of set-off against the Company’s money market account equal to amounts outstanding under the IDB Note, pursuant to the Assignment and Pledge of Money Market Account, dated as of February 13, 2014 (the “Pledge Agreement”).   Pursuant to the Pledge Agreement, the Bank may, after the occurrence and continuation of an event of default under the IDB Note, recover from the money market account all amounts outstanding under the IDB Note.   The Pledge Agreement requires that the money market account equal the amount of outstanding debt, until such time that the debt is repaid. The Pledge Agreement contains various representations, warranties, and covenants customary for pledge agreements of this type.

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

Interest expense for the three and six months ended June 30, 2014 was $119,000 and $1.1 million, respectively. Interest expense for the three and six months ended June 30, 2013 was $485,000 and $961,000, respectively. During the three and six month period ended June 30, 2014 and the three and six month period ended June 30, 2013, interest expense related to the Hercules Note was nil, $845,000, $446,000 and $884,000 respectively, including nil, $435,000, $95,000 and $186,000 related to accretion of the debt discount, and nil, $43,000, $5,000 and $5,000 related to the amortization of financing costs, respectively. For the six month period ended June 30, 2014, borrowings under the IDB Note were $14.0 million, and for the three and six month periods ended June 30, 2014, interest expense incurred on the IDB Note was $79,000 and $121,000, respectively.

5. Property and Equipment, net

Property and equipment, net, consisted of the following:

($ in thousands)	Useful Life (Years)	As of June 30, 2014	As of December 31, 2013
Construction in progress	N/A	$—	$373
Computer equipment	3	13	13
Furniture and fixtures	5	69	69
Leasehold improvements	5	12	12
Total property and equipment		94	467
Less: Accumulated depreciation		(31)	(20)
Property and equipment, net		$63	$447

During the three and six month periods ended June 30, 2014, in relation to the abandonment of its Woburn, MA manufacturing facility, the Company recorded nil and $373,000, respectively, of impairment loss related to the write-off of its construction in progress long-lived asset. (See Note 6).

6. Accrued Expenses and Other Long-Term Liabilities

Effective January 28, 2014, Dr. Kevin Horgan was separated from service with the Company.  Dr. Horgan was the Company’s Chief Medical Officer. In connection with Dr. Horgan’s termination, the Company recorded a severance charge of $0.4 million. During the three and six month period ended June 30, 2014, the Company also paid $0.4 million and $1.4 million, respectively, in severance obligations to its former executives.

In March 2014, the Company made the decision to abandon its plans to build-out its Woburn, MA manufacturing facility and to close its New York, NY office. As a result, the Company commenced marketing both facilities for sub-lease. In April 2014, the Company entered into a sub-lease arrangement for its New York, NY office for the remaining term of the lease. During the three and six months ended June 30, 2014, the Company recognized expense related to these decisions of approximately nil and $0.8 million, respectively, which is included in research and development expenses during the six month period ended June 30, 2014. Expense related to the six months ended June 30, 2014 was comprised of $0.7 million related to the decision to delay manufacturing of TSO in the Woburn, MA facility, which included future rent payments of $0.3 million through the lease termination date of February 2018, offset by $0.1 million of rental income from a probable sublease, and $0.4 million related to the write-down, to its estimated net realizable value, of its long-lived assets. The Company also recognized $0.1 million in expense related to a sub-lease for the Company’s New York, NY office space effective May 1, 2014 through the termination of the lease in May 2016. During the six month period ended June 30, 2014, the Company paid $48,000 in rent expense, net of rent receivable from a sub-tenant.

In December 2012, the Company acquired certain manufacturing rights from Ovamed and agreed to pay an aggregate of $1.5 million. The accrual is recorded at present value on the Company’s Unaudited Condensed Consolidated Balance Sheets as a current accrued expense of $500,000 and as an other long-term liability of $754,000 as of June 30, 2014. This obligation was recorded at its estimated net present value; accretion of the obligation was $38,000 and $33,500 for the three month period ended June 30, 2014 and 2013, respectively, and $75,000 and $66,000 for the six month period ended June 30, 2014 and 2013, respectively, and is recorded as interest expense.

Accrued expenses and other long-term liabilities consisted of the following:

($ in thousands)	As of June 30, 2014	As of December 31, 2013
Accrued expenses:
Salaries, bonuses and related benefits	$430	$450
Severance	543	1,502
Professional fees	306	351
Research and development expenses	976	1,245
State franchise taxes	—	190
Ovamed manufacturing rights – short-term component	500	500
Lease impairment	165	—
Other	161	192
Total accrued expenses	$3,081	$4,430
Other long-term liabilities:
Hercules Note end of term charge	—	398
Ovamed manufacturing rights – long-term component	754	679
Long-term lease impairment charge	302	—
Total other long-term liabilities	$1,056	$1,077

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

On March 25, 2014, the Company terminated the Research Agreement effective June 30, 2014. In connection with this termination, the Company incurred a one-time termination fee of $167,000, comprised primarily of unpaid research fees, which is included in research and development expenses during the six month period ended June 30, 2014.

8. Investments at Fair Value

On March 17, 2014, the Company invested $250,000 for a 35% ownership position in a third-party company developing a laser device to treat migraine headaches. The Company elected the fair value option for recording this investment. In conjunction with this investment, the Company entered into a Purchase Agreement with the third-party company, in which the Company received 13,409,962 Class A Preferred Units, representing 83% of a total 16,091,954 Class A Preferred Units. Concurrently with the Purchase Agreement, the third-party entered into a Revenue Sharing Agreement (“Revenue Agreement”) with the Company. Under the terms of this Revenue Agreement, the Company will be paid an amount equal to 5% of all the third party’s Intellectual Property Revenue, which includes fees, royalties, sub-licensing, licensing, grant of rights, milestone payments or any payment for any Intellectual Property (“Revenue Share Amount”). This Revenue Share Amount is payable to the Company.

On April 18, 2014, the Company paid $243,000 for the Option to purchase the exclusive rights to a pharmaceutical product from a third-party. The Option expires no later than September 30, 2014. The Company elected the fair value method to record this option.

The following table classifies into the fair value hierarchy, financial instruments measured at fair value on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014; at December 31, 2013, the Company had no investments at fair value:

	Fair Value Measurement as of June 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Short-Term Investment, at fair value	—	—	$243	$243

Long-Term Investment, at fair value	—	—	$250	$250

 The table below provides a rollforward of the changes in fair value of Level 3 financial instruments, for the three-months ended June 30, 2014:

	Fair Value of Investment
($ in thousands)	Short-term	Long-term
Balance at March 31, 2014	$—	$250
Purchases	243	—
Total unrealized (gains) or losses	—	—
Balance at June 30, 2014	$243	$250

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments, for the six-months ended June 30, 2014:

	Fair Value of Investment
($ in thousands)	Short-term	Long-term
Balance at December 31, 2013	$—	$—
Purchases	243	250
Total unrealized (gains) or losses	—	—
Balance at June 30, 2014	$243	$250

The value of the Company’s investment in the third party developing a laser treatment for migraine headaches and the Option were determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments. Based upon these inputs at June 30, 2014, the fair values approximated cost.

9. Common Stock

At Market Issuance Programs

On April 29, 2013, the Company entered into an At Market Issuance Sales Agreement with MLV & Co. LLC (“2013 ATM”) whereby it could issue and sell up to $45.0 million of its Common Stock pursuant to its Form S-3 filed in September 2012. During the six month period ended June 30, 2014, although the Company neither issued any shares of its Common Stock nor received any proceeds in connection with the 2013 ATM, the Company did incur approximately $32,000 of cost for an audit consent in connection with the 2013 ATM.

Stock-based Compensation Plans

As of June 30, 2014, the Company had three equity compensation plans: the Coronado Biosciences, Inc. 2007 Stock Incentive Plan, the Coronado Biosciences, Inc. 2013 Stock Incentive Plan, and the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan.

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2014	2013	2014	2013
Employee awards	$1,452	$1,044	$2,574	$2,016
Non-employee awards	11	218	24	652
Non-employee warrants	—	21	—	138
Total stock-based compensation expense	$1,463	$1,283	$2,598	$2,806

For the three months ended June 30, 2014 and 2013, $0.3 million was included in research and development expenses and $1.2 million was included in general and administrative expenses, and $0.6 million was included in research and development expenses and $0.7 million was included in general and administrative expenses, respectively. For the six months ended June 30, 2014 and 2013, $0.6 million was included in research and development expenses and $2.0 million was included in general and administrative expenses, and $1.4 million was included in research and development expenses and $1.4 million was included in general and administrative expenses, respectively.

The following table summarizes stock option activity:

	Outstanding Options			Weighted
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Average Remaining Contractual Life (in years)
At December 31, 2013	3,117,777	$4.31	$—	8.36
Options granted	—	—	—
Options exercised	(323,412)	1.84	—
Options cancelled	(630,000)	4.28	—
At June 30, 2014	2,164,365	$4.69	$—	7.89
Options vested and expected to vest	2,164,365	$4.69	$—	7.89
Options vested and exercisable	1,587,699	$4.42	$—	7.62

The following table summarizes restricted stock activity:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	3,958,692	$1.93
Restricted stock granted	4,343,692	2.69
Restricted stock cancelled	(15,000)	2.69
Unvested balance at June 30, 2014	8,287,384	$2.33

As of June 30, 2014, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards of $1.9 million and $17.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 years and 3.5 years, respectively.

The following table summarizes warrant activity:

	Warrants
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	711,894	$6.63
Warrants cancelled due to expiration	(26,833)	6.15
Outstanding at June 30, 2014	685,061	$6.65

As of June 30, 2014, the Company had no unrecognized stock-based compensation expense related to unvested warrants as all of the outstanding warrants are fully vested.

Michael Weiss

Mr. Michael Weiss has served as a director of the Company since December 19, 2013 and from that time until February 19, 2014 served as the Co-Vice Chairman of the board of directors. On February 20, 2014, Mr. Weiss was appointed Executive Vice Chairman, Strategic Development.   The Company does not intend to enter into any employment contract with Mr. Weiss addressing his officer positions with the Company and the Company will pay Mr. Weiss an annual base salary of $28,275, the lowest salary permissible under New York State law.   Mr. Weiss will also be eligible for a discretionary bonus based on his achievement of performance goals and objectives as established by the board of directors. On December 19, 2013, the Company issued Mr. Weiss 1,979,346 shares of restricted stock for services to be rendered to the Company. The fair value was $3.8 million based upon a value of $1.93 per share calculated using a bi-nominal model, this award vests based upon the passage of time and certain pre-defined market conditions. In addition, on February 20, 2014, the Company issued Mr. Weiss 3,958,692 shares of restricted stock as an inducement to employment and for services to be rendered to the Company.  The fair value was $10.6 million and was based on a closing common stock price of $2.69 on the date of grant. Such shares shall vest at a rate of 16.67% for the first three annual anniversaries and the remaining 50% will vest in five equal installments of 10% upon certain events occurring.

Malcolm Hoenlein

On February 20, 2014, the Company appointed Mr. Malcolm Hoenlein to the vacant seat on its board of directors.   Mr. Hoenlein was granted 30,000 shares of restricted stock, of which one-third vests on each annual anniversary of grant. The fair value was $80,700 and was based on a closing Common Stock price of $2.69 per share on the date of grant.

Warrants to Purchase Common Stock

For the six months ended June 30, 2014, the Company did not issue any shares of Common Stock pursuant to the exercise of warrants. For the six months ended June 30, 2013, the Company issued 73,011 shares of Common Stock pursuant to the cashless exercise of 143,429 warrants at a weighted average exercise price of $5.18, and 340 shares of Common Stock for cash proceeds of $1,098.

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

10. Related Party Transactions

Related Party Service Agreement

On April 3, 2014, the Company entered into a Shared Services Agreement with Opus Point Partners Management, LLC (“OPPM”) in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. Dr. Rosenwald, Chairman, President and Chief Executive Officer and Mr. Weiss, Executive Vice President, Strategic Development, are both Partners of OPPM. The Company incurred expense of approximately $39,000 for both the three and six month periods ended June 30, 2014. The agreement can be terminated by either party with thirty days’ notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “Coronado” refer to Coronado Biosciences, Inc. and its subsidiaries.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” ”might,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Since inception, we have been a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer, namely CNDO-201 or Trichuris suis ova (“TSO”) and CNDO-109, as more fully described below.   In addition, we are actively identifying, evaluating and pursuing opportunities to in-license, acquire or invest in pharmaceutical and biotechnology products, technologies and/or companies.   The scope of these activities is broad and may from time to time include financing existing or later-acquired products, technologies or companies through partnerships, joint ventures, direct financings, and/or public or private spin-outs.   We have begun to diversify our product base while continuing to progress and evaluate the CNDO-201 and CNDO-109 clinical programs.

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

In March 2014, we submitted an Investigational New Drug Study to the U.S. Food and Drug Administration for the treatment of autism in 20 pediatric patients. In May 2014, we initiated a Phase 2a clinical trial of TSO for the treatment of 20 pediatric patients with autism spectrum disorder at multiple sites in the United States.

In February 2014, we repaid in full our term loan with Hercules Technology Growth Capital, Inc. (the “Hercules Note”) and entered into a new promissory note (“IDB Note”) with Israel Discount Bank of New York (“IDB”), under which we can borrow up to $15.0 million. At June 30, 2014, the amount of debt outstanding under the IDB Note was $14.0 million. (See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

In March 2014, we made the decision to abandon our plans to build-out the Woburn, MA manufacturing facility and to close our New York, NY office. As a result, we commenced marketing both facilities for sub-lease. In April 2014, we entered into a sub-lease arrangement for our New York, NY office for the remaining term of the lease. During the six month period ended June 30, 2014, a lease impairment and fixed asset impairment charge related to these facilities of $0.8 million was recorded in our Unaudited Condensed Consolidated Statements of Operations. (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).

In March 2014, we terminated our Sponsored Research Agreement with Freie Universität Berlin effective June 30, 2014 and recorded a one-time charge of $0.2 million related to the contract termination in our Unaudited Condensed Consolidated Statements of Operations. (See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements).

On March 17, 2014, we made a $250,000 investment in a third party medical device company developing a laser device to treat migraine headaches. The investment represents a 35% ownership position. We elected the fair value option to record this investment. (See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements).

Also on March 17, 2014, we provided a $50,000 bridge loan to an emerging specialty pharmaceutical company developing, marketing and distributing Epilepsy drugs. The bridge loan is payable in 90 days, accrues interest at a rate of 8% and is secured by the assets of the company. We recorded this bridge loan in short-term investments in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014. As of June 30, 2014, the loan remained outstanding and management believes it continues to be collectable.

On April 18, 2014, we paid $243,000 to acquire an option to purchase (“Option”) the exclusive rights to a pharmaceutical product owned by a third-party. The Option expires no later than September 30, 2014. We elected the fair value method to account for this Option, which is recorded as a short-term investments in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014. (See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements).

Results of Operations

General

To date, we have not generated any revenues from operations and, at June 30, 2014, we had an accumulated deficit of $133.4 million, primarily as a result of research and development expenses, purchase of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant or any revenues.

Research and Development Expenses

Conducting research and development is central to our business, for the three months ended June 30, 2014 and 2013, we incurred $2.4 million and $7.8 million, respectively, of research and development expenses; included in this expenses is noncash, stock-based compensation expense of $0.3 million and $0.6 million, respectively. For the six months ended June 30, 2014 and 2013, we incurred $6.9 million and $13.8 million, respectively, of research and development expenses; included in these expenses is noncash, stock-based compensation expense of $0.6 million and $1.4 million, respectively. Research and development expenses consist primarily of:

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

For the three months ended June 30, 2014 and 2013, we incurred $0.6 million and $4.1 million, respectively, and for the six months ended June 30, 2014 and 2013 we incurred $1.9 million and $7.3 million, respectively, on direct, external development costs incurred for our TSO product development program, inclusive of manufacturing rights and development. For the three months ended June 30, 2014 and 2013, we incurred $0.7 million and $0.6 million, respectively, and for the six months ended June 30, 2014 and 2013 we incurred $1.2 million and $0.9 million, respectively, on direct, external development costs incurred for our CNDO-109 product development program.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. Noncash, stock-based compensation expense included in general and administrative expense for the three months ended June 30, 2014 and 2013, was $1.2 million and $0.7 million, respectively, and for the six months ended June 30, 2014 and 2013, was $2.0 million and $1.4 million, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;

•	support of business development activities; and

•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of three months ended June 30, 2014 and 2013

	For the three months ended June 30,		Change
($ in thousands)	2014	2013	$	%
Operating expenses:
Research and development	$2,377	$7,795	$(5,418)	(70)%
General and administrative	2,386	2,499	(113)	(5)%
Loss from operations	(4,763)	(10,294)	5,531	54%
Interest income	171	109	62	57%
Interest expense	(119)	(485)	366	75%
Net loss	$(4,711)	$(10,670)	$5,959	56%

Research and development expenses decreased $5.4 million, or 70%, from $7.8 million in the three months ended June 30, 2013 to $2.4 million in the three months ended June 30, 2014. This decrease was primarily due to a $4.2 million reduction in TSO product development costs and costs related to the wind down of Phase 2 of the TRUST-I trial in the quarter ended June 30, 2014 in comparison to the ramp up of the same trial in the quarter ended June 30, 2013. In addition, personnel costs decreased by $1.2 million, which was primarily comprised of a reduction of $0.4 million in salary expense, $0.4 million in severance and $0.4 million in stock compensation expense. We expect to incur expenses related to our research and development efforts going forward with existing products as well as related to new products.

General and administrative expenses decreased $0.1 million, or 5%, from $2.5 million in the three months ended June 30, 2013 to $2.4 million in the three months ended June 30, 2014. This decrease was due to a $0.6 million decrease in personnel costs primarily resulting from the November 2013 termination of certain personnel in connection with the Company’s effort to lower operating expenses and realign the organization to work more efficiently. This decrease was partially offset by a $0.5 million increase in stock-based compensation expense due to restricted stock grants made to our Executive Vice Chairman, Strategic Development and the independent members of our board of directors in the first quarter of 2014.

Interest expense in 2014 primarily relates to interest on the IDB Note. The increase in interest income in 2014 compared to the same period last year was primarily due to higher cash balances.

Comparison of six months ended June 30, 2014 and 2013

	For the six months ended June 30,		Variance
($ in thousands)	2014	2013	$	%
Operating expenses:
Research and development	$6,865	$13,769	$(6,904)	(50)%
General and administrative	4,481	4,983	(502)	(10)%
Loss from operations	(11,346)	(18,752)	7,406	39%
Interest income	350	185	165	89%
Interest expense	(1,085)	(961)	(124)	(13)%
Net loss	$(12,081)	$(19,528)	$7,447	38%

Research and development expenses decreased $6.9 million, or 50%, from $13.8 million in the six months ended June 30, 2013 to $6.9 million in the six months ended June 30, 2014. This decrease was primarily due to a $5.0 million reduction in TSO product development costs related to the wind down of Phase 2 of the TRUST-I trial and reduced development activities. In addition, personnel costs decreased by $1.8 million which was primarily comprised of reductions of $0.9 million in salary, benefits and bonus expense and $0.9 million in stock-based compensation expense, primarily due to a reduction in the unvested mark-to-market value of our non-employee option grants. In addition, consulting expenses related to manufacturing activities decreased by $0.6 million. These decreases in expense were partially offset by a $0.7 million charge related to the decision to delay manufacturing of TSO in the Woburn, MA facility. We expect to incur expenses related to our research and development efforts going forward with existing products as well as related to new products.

General and administrative expenses decreased $0.5 million, or 10%, from $5.0 million in the six months ended June 30, 2013 to $4.5 million in the six months ended June 30, 2014, largely due to a $1.0 million decrease in personnel costs primarily resulting from the November 2013 termination of certain personnel and a $0.1 million decrease in consulting costs. This decrease was partially offset by a $0.6 million increase in stock-based compensation expense due to restricted stock grants made to our Executive Vice Chairman, Strategic Development and the independent members of our board of directors in the first quarter of 2014.

Interest expense in 2014 primarily relates to interest on the Hercules Note, which included a prepayment fee of $0.3 million, representing 2% of the outstanding debt and interest on the IDB Note. The increase in interest income in 2014 compared to the same period last year was primarily due to higher cash balances.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of debt and equity securities, aggregating $167.5 million of net proceeds. At June 30, 2014, we had cash and cash equivalents of $75.8 million and restricted cash of $14.0 million securing the IDB Note.

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

Cash Flows for the six months ended June 30, 2014 and 2013

	For the Six Months Ended June 30,		Change
($ in thousands)	2014	2013
Statement of Cash Flows Data:
Total cash (used in)/provided by:
Operating activities	$(10,088)	$(15,294)	$5,206
Investing activities	(545)	(266)	(279)
Financing activities	(13,090)	43,247	(56,337)
(Decrease)/increase in cash and cash equivalents	$(23,723)	$27,687	$(51,410)

Operating Activities

Net cash used in operating activities decreased $5.2 million from the six month period ended June 30, 2013 to the six month period ended June 30, 2014 primarily due to a $7.4 million decrease in net loss, partially offset by a decrease of $2.2 million in payables and accrued expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2014 relates to our $0.3 million investment in a third party developing a laser device for the treatment of migraine headaches, our $0.2 million investment to acquire the Option to purchase the exclusive rights to a pharmaceuticals product owned by a third-party and our $50,000 bridge loan to a third party specialty pharmaceutical company. Net cash used in investing activities during the six months ended June 30, 2013 relates to payments for construction of our Woburn, MA manufacturing facility and the purchase of equipment for our office in Burlington, MA.

Financing Activities

Net cash used in financing activities of $13.1 million for the six months ended June 30, 2014 reflects $14.0 million in proceeds from the IDB Note offset by a transfer of $14.0 million to restricted cash to secure the IDB Note as well as $13.7 million from the repayment of the Hercules Note, partially offset by $0.6 million related to the proceeds from the issuance of Common Stock. Net cash provided by financing activities of $43.3 million in the six months ended June 30, 2013 reflects net proceeds primarily from the sale of Common Stock under our 2012 and 2013 ATMs of $42.9 million as well as proceeds from the exercise of employee options and our ESPP.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed on our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We held no marketable securities at June 30, 2014 and December 31, 2013. The IDB Note bears an interest rate per annum of the rate payable on the pledge account, currently set at 0.75% plus a margin of 1.50%. To the extent the interest payable on the pledge account increases, the Company would pay higher interest on the outstanding debt.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2014, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CORONADO BIOSCIENCES, INC.

Date: August 11, 2014	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Documents

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

