Form 10-Q
period 2014-09-30
CORONADO BIOSCIENCES INC
filed 2014-11-06
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, there were 44,312,193 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$71,592	$99,521
Short-term investment (Note 1)	52	—
Prepaid and other current assets	428	510
Total current assets	72,072	100,031
Property and equipment, net	58	447
Restricted cash	15,446	—
Long-term investment, at fair value (Note 1)	250	—
Other assets	181	104
Total Assets	$88,007	$100,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$333	$468
Accrued expenses	3,199	4,430
Interest payable	25	109
Current portion of note payable	—	6,203
Total current liabilities	3,557	11,210
Note payable	14,009	7,017
Other long-term liabilities	1,181	1,077
Total Liabilities	18,747	19,304
Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred Stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of both September 30, 2014 and December 31, 2013	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 44,312,193 and 39,652,950 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	44	40
Additional paid-in capital	207,231	202,580
Accumulated deficit	(138,015)	(121,342)
Total Stockholders’ Equity	69,260	81,278
Total Liabilities and Stockholders’ Equity	$88,007	$100,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$1,609	$5,361	$8,473	$19,130
General and administrative	2,737	2,143	7,218	7,126
Loss from operations	(4,346)	(7,504)	(15,691)	(26,256)
Other income/(expense):
Interest income	168	165	517	350
Interest expense	(121)	(493)	(1,206)	(1,454)
Change in fair value of short-term investment	(293)	—	(293)	—
Net loss	$(4,592)	$(7,832)	$(16,673)	$(27,360)
Basic and diluted net loss per common share	$(0.13)	$(0.24)	$(0.46)	$(0.95)
Weighted average common shares outstanding—basic and diluted	36,024,810	32,634,683	35,977,355	28,664,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORONADO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,673)	$(27,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,082	4,072
Noncash interest expense	555	400
Depreciation expense	17	11
Asset impairment	723	—
Change in fair value of short-term investment	293	—
Changes in operating assets and liabilities:
Prepaid, other current assets and other short-term investment	(31)	114
Interest payable	(84)	(3)
Accounts payable and accrued expenses	(1,366)	252
End of term charge associated with Hercules Note	(398)	—
Other	75	—
Net cash used in operating activities	(12,807)	(22,514)
Cash flows from investing activities:
Purchase of property and equipment	—	(187)
Purchase of investments, short-term	(345)	—
Purchase of investment, long-term	(250)	—
Net cash used in investing activities	(595)	(187)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	606	90,629
Payment of costs related to the issuance of Common Stock	(32)	(1,860)
Payment of Hercules Note	(13,655)	—
Proceeds from IDB Note	14,009	—
Payment of debt issue costs associated with IDB Note	(9)	—
Transfer of restricted cash	(15,446)	—
Net cash (used in)/provided by financing activities	(14,527)	88,769
(Decrease)/Increase in cash and cash equivalents	(27,929)	66,068
Cash and cash equivalents—beginning of period	99,521	40,199
Cash and cash equivalents—end of period	$71,592	$106,267

Supplemental disclosure of cash flow information:
Cash paid for interest	$614	$1,052
Supplemental disclosure of non-cash financing and investing activities:
Issuance of Restricted Stock	$4	$—

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

As of September 30, 2014, the Company has six wholly owned subsidiaries: Innmune Limited, Coronado SO Co., Inc., Cyprium Inc., Altamira Bio Inc. formerly TSO Development Corporation, Inc., Journey Medical Corporation and CB Pharma Acquisition Corp.

Recent 2014 Developments

On March 17, 2014, the Company made a $250,000 investment in a third party medical device company developing a laser device to treat migraine headaches. The investment represents a 35% ownership position in this company. The Company elected the fair value option and recorded this investment in long-term investment, at fair value in its Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014. (See Note 8).

Also on March 17, 2014, the Company provided a $50,000 bridge loan to a third party emerging specialty pharmaceutical company developing, marketing and distributing Epilepsy drugs. The bridge loan was due on June 16, 2014, accrues interest at a rate of 8% and is secured by the third party’s assets. As of September 30, 2014, the bridge loan remained outstanding and the Company believes the loan is collectable since the assets securing the loan are believed to be worth more than the carrying amount of the loan. The Company recorded this bridge loan in short-term investment in its Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014.

On April 18, 2014, the Company paid $243,000 to acquire an option to purchase (“Option”) the exclusive rights to a pharmaceutical product from a third party and on August 12, 2014, the Company paid $50,000 to extend the Option for a total purchase price of $293,000. On September 30, 2014, the Option expired and the Company chose not to exercise the Option. Therefore, in connection with the expiration of the Option, the Company realized a loss of $293,000 which is recorded in change in fair value of short-term investment in the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2014. (See Note 8).

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of September 30, 2014, the Company has $15.4 million of restricted cash securing a note payable of $14.0 million (see Note 4) and a pledge to secure a line of credit in relation to a new lease of $1.4 million (see Note 11).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the nine month period ended September 30, 2014, in relation to the abandonment of its lease in Woburn, MA, the Company recorded an impairment loss of $0.4 million related to the write-off of its construction in progress long-lived asset. (See Note 6).

Investments at Fair Value

The Company elected the fair value option for its expired short-term investment of $293,000 to acquire an option to purchase the exclusive rights to a product owned by a third-party and its long-term investment of $250,000 in a third-party company developing a laser device to treat migraine headaches, as it best represents the economics and the fair value of these instruments. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of financial instruments, net in the Unaudited Condensed Consolidated Statements of Operations.

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

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Common Stock and Common Stock equivalents outstanding for the period.

A calculation of basic and diluted net loss per share follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands except share and per share amounts)	2014	2013	2014	2013
Net loss per share:
Numerator:
Net loss	$(4,592)	$(7,832)	$(16,673)	$(27,360)
Denominator:
Weighted-average common shares outstanding—denominator for basic and diluted net loss per share	36,024,810	32,634,683	35,977,355	28,664,822
Basic and diluted net loss per common share	$(0.13)	$(0.24)	$(0.46)	$(0.95)

Included in Common Stock issued and outstanding as of September 30, 2014 are 8,287,384 shares of unvested restricted stock, which is excluded from the average weighted Common Shares outstanding since its effect would be dilutive.

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

The following weighted average shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Warrants to purchase Common Stock	685,061	1,040,921	696,526	1,097,869
Options to purchase Common Stock	2,171,032	4,285,503	2,312,461	4,130,936
Unvested Restricted Stock	6,308,038	—	5,880,063	—
	9,164,131	5,326,424	8,889,050	5,228,805

4. Debt and Interest

On February 13, 2014, the Company repaid its term loan with Hercules Growth Capital, Inc. (the “Hercules Note”), of which $13.2 million in principal was outstanding at the time of repayment.  Early payment of the Hercules Note was $14.0 million, consisting of principal of $13.2 million, an end of term charge of $0.4 million, a prepayment fee of $0.3 million and interest of $0.1 million, all included as interest expense in the Unaudited Condensed Consolidated Statements of Operations. Prior to re-payment, in January 2014, the Company made a scheduled principal payment of $0.5 million on the Hercules Note.

Also on February 13, 2014, the Company executed a Promissory Note (the “IDB Note”) with the Israel Discount Bank of New York (the “Bank”) in an amount of up to $15.0 million.   At September 30, 2014, the amount of debt outstanding under the IDB Note was $14.0 million. The Company used substantially all of the proceeds from the IDB Note to repay its prior loan from Hercules Technology Growth Capital, Inc.   The Company may request revolving advances under the IDB Note in a minimum amount of $100,000 (or the remaining amount of the undrawn balance under the IDB Note, if such amount is less than $100,000).   All amounts advanced under the IDB Note are due in full at the earlier of: (i) February 13, 2016, or (ii) on the Bank’s election following the occurrence and continuation of an event of default.   The unpaid principal amount of each advance shall bear interest at a rate per annum equal to the rate payable on the Company’s money market account of 0.75% plus a margin of 150 basis points. The IDB Note contains various representations and warranties customary for financings of this type.

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

Interest expense for the three and nine months ended September 30, 2014 was $121,000 and $1.2 million, respectively. Interest expense for the three and nine months ended September 30, 2013 was $493,000 and $1.5 million, respectively. During the three and nine month period ended September 30, 2014 and the three and nine month period ended September 30, 2013, interest expense related to the Hercules Note was nil, $845,000, $454,000 and $1.3 million respectively, including nil, $435,000, $99,000 and $286,000 related to accretion of the debt discount, and nil, $43,000, $5,000 and $15,000 related to the amortization of financing costs, respectively. For the nine month period ended September 30, 2014, borrowings under the IDB Note were $14.0 million, and for the three and nine month periods ended September 30, 2014, interest expense incurred on the IDB Note was $81,000 and $201,000, and $3,000 and nil related to amortization of financing costs, respectively.

5. Property and Equipment, net

Property and equipment, net, consisted of the following:

($ in thousands)	Useful Life (Years)	As of September 30, 2014	As of December 31, 2013
Construction in progress	N/A	$—	$373
Computer equipment	3	13	13
Furniture and fixtures	5	70	69
Leasehold improvements	5	12	12
Total property and equipment		95	467
Less: Accumulated depreciation		(37)	(20)
Property and equipment, net		$58	$447

During the three and nine month periods ended September 30, 2014, in relation to the abandonment of its Woburn, MA manufacturing facility, the Company recorded nil and $0.4 million, respectively, of impairment loss related to the write-off of its construction in progress long-lived asset. (See Note 6).

6. Accrued Expenses and Other Long-Term Liabilities

Effective January 28, 2014, Dr. Kevin Horgan was separated from service with the Company.  Dr. Horgan was the Company’s Chief Medical Officer. In connection with Dr. Horgan’s termination, the Company recorded a severance charge of $0.4 million. During the three and nine month period ended September 30, 2014, the Company also paid $0.3 million and $1.7 million, respectively, in severance obligations to its former executives, including Dr. Horgan.

In March 2014, the Company made the decision to abandon its plans to build-out its Woburn, MA manufacturing facility and to close its New York, NY office. As a result, the Company commenced marketing both facilities for sub-lease. In April 2014, the Company entered into a sub-lease arrangement for its New York, NY office for the remaining term of the lease. During the three and nine months ended September 30, 2014, the Company recognized expense related to these decisions of approximately nil and $0.8 million, respectively, which is included in research and development expenses. Expense related to the nine months ended September 30, 2014 was comprised of $0.7 million related to the decision to delay manufacturing of TSO in the Woburn, MA facility, which included future rent payments of $0.3 million through the lease termination date of February 2018, offset by $0.1 million of rental income from a probable sublease, and $0.4 million related to the write-down, to its estimated net realizable value, of its long-lived assets. The Company also recognized $0.1 million in expense related to a sub-lease for the Company’s New York, NY office space effective May 1, 2014 through the termination of the lease in May 2016. During the three and nine month period ended September 30, 2014, the Company paid $35,000 and $82,000 in rent expense, net of rent receivable from a sub-tenant.

In December 2012, the Company acquired certain manufacturing rights from Ovamed and agreed to pay an aggregate of $1.5 million, in three installments of $500,000 on December 12, 2014, 2015 and 2016, respectively. The accrual is recorded at present value on the Company’s Unaudited Condensed Consolidated Balance Sheets as a current accrued expense of $500,000 and as a long-term liability of $793,000 as of September 30, 2014. This obligation was recorded at its estimated net present value; accretion of the obligation was $39,000 and $34,500 for the three month periods ended September 30, 2014 and 2013, respectively, and $114,000 and $100,500 for the nine month period ended September 30, 2014 and 2013, respectively, and is recorded as interest expense.

Accrued expenses and other long-term liabilities consisted of the following:

($ in thousands)	As of September 30, 2014	As of December 31, 2013
Accrued expenses:
Salaries, bonuses and related benefits	$632	$450
Severance	285	1,502
Professional fees	651	351
Research and development expenses	758	1,245
State franchise taxes	—	190
Ovamed manufacturing rights – short-term component	500	500
Lease impairment	165	—
Other	208	192
Total accrued expenses	$3,199	$4,430
Other long-term liabilities:
Hercules Note end of term charge	—	398
Ovamed manufacturing rights – long-term component	793	679
Long-term lease impairment charge	268	—
Deferred rent	120	—
Total other long-term liabilities	$1,181	$1,077

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

On March 25, 2014, the Company terminated the Research Agreement effective June 30, 2014. In connection with this termination, the Company incurred a one-time termination fee of $167,000, comprised primarily of unpaid research fees, which is included in research and development expenses during the nine month period ended September 30, 2014.

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

On April 18, 2014, the Company paid $243,000 for the Option to purchase the exclusive rights to a pharmaceutical product from a third-party and paid an additional $50,000 in August 2014 to extend the term of the Option for a total purchase price of $293,000. On September 30, 2014, the Company recognized a loss of $293,000 in connection with the expiration of the Option in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.

The following table classifies into the fair value hierarchy, financial instruments measured at fair value on a recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014; at December 31, 2013, the Company had no investments at fair value:

	Fair Value Measurement as of September 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total

Long-Term Investment, at fair value	—	—	$250	$250

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the three-months ended September 30, 2014:

	Fair Value of Investment
($ in thousands)	Short-term	Long-term
Balance at June 30, 2014	$243	$250
Purchases	50	—
Change in fair value of investment	(293)	—
Balance at September 30, 2014	$—	$250

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the nine-months ended September 30, 2014:

	Fair Value of Investment
($ in thousands)	Short-term	Long-term
Balance at December 31, 2013	$—	$—
Purchases	293	250
Change in fair value of investment	(293)	—
Balance at September 30, 2014	$—	$250

The value of the Company’s investment in the third party developing a laser treatment for migraine headaches and the Option were determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments. Based upon these inputs at September 30, 2014, the fair values approximated cost.

9. Common Stock

At Market Issuance Programs

On April 29, 2013, the Company entered into an At Market Issuance Sales Agreement with MLV & Co. LLC (“2013 ATM”) whereby it could issue and sell up to $45.0 million of its Common Stock pursuant to its Form S-3 filed in September 2012. During the nine month period ended September 30, 2014, although the Company neither issued any shares of its Common Stock nor received any proceeds in connection with the 2013 ATM, the Company did incur approximately $32,000 of cost for an audit consent in connection with the 2013 ATM.

Stock-based Compensation Plans

As of September 30, 2014, the Company had three equity compensation plans: the Coronado Biosciences, Inc. 2007 Stock Incentive Plan, the Coronado Biosciences, Inc. 2013 Stock Incentive Plan, and the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan.

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2014	2013	2014	2013
Employee awards	$1,460	$1,158	$4,035	$3,174
Non-employee awards	24	106	47	758
Non-employee warrants	—	2	—	140
Total stock-based compensation expense	$1,484	$1,266	$4,082	$4,072

For the three months ended September 30, 2014 and 2013, $0.3 million was included in research and development expenses and $1.2 million was included in general and administrative expenses, and $0.7 million was included in research and development expenses and $0.6 million was included in general and administrative expenses, respectively. For the nine months ended September 30, 2014 and 2013, $0.9 million was included in research and development expenses and $3.2 million was included in general and administrative expenses, and $2.1 million was included in research and development expenses and $2.0 million was included in general and administrative expenses, respectively.

The following table summarizes stock option activity:

	Outstanding Options			Weighted
	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Average Remaining Contractual Life (in years)
At December 31, 2013	3,117,777	$4.31	$—	8.36
Options granted	—	—	—
Options exercised	(323,412)	1.84	—
Options cancelled	(630,000)	4.28	—
At September 30, 2014	2,164,365	$4.69	$—	7.64
Options vested and expected to vest	2,164,365	$4.69	$—	7.64
Options vested and exercisable	1,647,698	$4.40	$—	7.36

The following table summarizes restricted stock activity:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	3,958,692	$1.93
Restricted stock granted	4,343,692	2.69
Restricted stock cancelled	(15,000)	2.69
Unvested balance at September 30, 2014	8,287,384	$2.33

As of September 30, 2014, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards of $1.5 million and $16.4 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 0.8 years and 3.3 years, respectively.

The following table summarizes warrant activity:

	Warrants
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	711,894	$6.63
Warrants cancelled due to expiration	(26,833)	6.15
Outstanding at September 30, 2014	685,061	$6.65

As of September 30, 2014, the Company had no unrecognized stock-based compensation expense related to unvested warrants as all of the outstanding warrants are fully vested.

Michael Weiss

Mr. Michael Weiss has served as a director of the Company since December 19, 2013 and from that time until February 19, 2014 served as the Co-Vice Chairman of the board of directors. On February 20, 2014, Mr. Weiss was appointed Executive Vice Chairman, Strategic Development.   The Company does not intend to enter into any employment contract with Mr. Weiss addressing his officer positions with the Company and the Company will pay Mr. Weiss an annual base salary of $28,275, the lowest salary permissible under New York State law.   Mr. Weiss will also be eligible for a discretionary bonus based on his achievement of performance goals and objectives as established by the board of directors. On December 19, 2013, the Company issued Mr. Weiss 1,979,346 shares of restricted stock for services to be rendered to the Company. The fair value was $3.8 million based upon a value of $1.93 per share calculated using a Monte Carlo Simulation model, this award vests based upon the passage of time and certain pre-defined market conditions. In addition, on February 20, 2014, the Company issued Mr. Weiss 3,958,692 shares of restricted stock as an inducement to employment and for services to be rendered to the Company.  The fair value was $10.6 million and was based on a closing common stock price of $2.69 on the date of grant. Such shares shall vest at a rate of 16.67% for the first three annual anniversaries and the remaining 50% will vest in five equal installments of 10% upon certain events occurring.

Malcolm Hoenlein

On February 20, 2014, the Company appointed Mr. Malcolm Hoenlein to the vacant seat on its board of directors.   Mr. Hoenlein was granted 30,000 shares of restricted stock, of which one-third vests on each annual anniversary of grant. The fair value was $80,700 and was based on a closing Common Stock price of $2.69 per share on the date of grant.

Warrants to Purchase Common Stock

For the nine months ended September 30, 2014, the Company did not issue any shares of Common Stock pursuant to the exercise of warrants. For the nine months ended September 30, 2013, the Company issued 80,705 shares of Common Stock pursuant to the cashless exercise of 158,429 warrants at a weighted average exercise price of $5.02, and 340 shares of Common Stock for cash proceeds of $1,098.

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

10. Related Party Transactions

Related Party Service Agreement

On April 3, 2014, the Company entered into a Shared Services Agreement with Opus Point Partners Management, LLC (“OPPM”) in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. Dr. Rosenwald, Chairman, President and Chief Executive Officer and Mr. Weiss, Executive Vice President, Strategic Development, are both Partners of OPPM. The Company incurred expense of approximately $40,000 and $79,000 for the three and nine month periods ended September 30, 2014, respectively. The agreement can be terminated by either party with thirty days’ notice.

11. Subsequent Events

Lease Obligation

On October 3, 2014, the Company entered into a 15 year lease for office space in New York, NY at an average annual rent of $2.7 million. Also, on October 3, 2014, the Company entered into Desk Space Agreements with OPPM and TG Therapeutics, Inc. (“TGTX”), to occupy 20% and 40%, respectively, of the New York, NY office space that requires them to pay their respective share of the average annual rent of $0.5 million and $1.1 million, respectively. These initial rent allocations will be adjusted periodically, for each party, based upon actual percentage of the office space occupied. Additionally, the Company has reserved the right to execute additional desk space agreements with additional related and unrelated third parties and those arrangements will also affect the cost of the lease actually borne by the Company.  The Company does not expect to take possession of the space until late 2015 or early 2016 and lease expense shall commence upon occupancy of the space. The lease was executed by the Company to flexibly facilitate the Company’s new business growth plan, which includes formation of additional subsidiaries and/or affiliate companies. Mr. Weiss is Executive Chairman, Interim Chief Executive Officer and stockholder of TGTX. The lease is subject to early termination by the Company, or in circumstances including events of default, the landlord, and includes a five-year extension option in favor of the Company.

In connection with this lease, on September 30, 2014, the Company paid $200,000, which was recorded as prepaid rent in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2014 and $119,000 recorded as deferred rent in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2014, which represents the portion of the rent reimbursed by OPPM and TGTX. Also in connection with this lease, the Company was obligated to pledge $1.4 million to secure a line of credit, which is recorded as restricted cash on the Company’s Unaudited Condensed Consolidated Balance Sheet as of September 30, 2014. During October 2014, this obligation was reduced to $0.6 million when OPPM and TGTX paid the Company their respective portions of this pledge.

TSO

The Company has retained an investment banker to evaluate strategic options, including a potential financing, for its TSO asset.

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

In February 2014, we repaid in full our term loan with Hercules Technology Growth Capital, Inc. (the “Hercules Note”) and entered into a new promissory note (“IDB Note”) with Israel Discount Bank of New York (“IDB”), under which we can borrow up to $15.0 million. At September 30, 2014, the amount of debt outstanding under the IDB Note was $14.0 million. (See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

In March 2014, we made the decision to abandon our plans to build-out the Woburn, MA manufacturing facility and to close our New York, NY office. As a result, we commenced marketing both facilities for sub-lease. In April 2014, we entered into a sub-lease arrangement for our New York, NY office for the remaining term of the lease. During the nine month period ended September 30, 2014, a lease impairment and fixed asset impairment charge related to these facilities of $0.8 million was recorded in our Unaudited Condensed Consolidated Statements of Operations. (See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).

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

Also on March 17, 2014, we provided a $50,000 bridge loan to an emerging specialty pharmaceutical company developing, marketing and distributing Epilepsy drugs. The bridge loan is payable in 90 days, accrues interest at a rate of 8% and is secured by the assets of the company. We recorded this bridge loan in short-term investments in our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014. As of September 30, 2014, the loan remained outstanding and management believes it continues to be collectable.

On April 18, 2014, we paid $243,000 to acquire an option to purchase (“Option”) the exclusive rights to a product owned by a third-party and on August 12, 2014, we paid $50,000 to extend this Option for a total purchase price of $293,000. On September 30, 2014, the Option expired and we recognized a loss of $293,000, which reflects the change in the fair value of the Option and is recorded in the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2014. (See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements).

Results of Operations

General

To date, we have not generated any revenues from operations and, at September 30, 2014, we had an accumulated deficit of $138.0 million, primarily as a result of research and development expenses, purchase of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant or any revenues.

Research and Development Expenses

Conducting research and development is central to our business, for the three months ended September 30, 2014 and 2013, we incurred $1.6 million and $5.4 million, respectively, of research and development expenses; included in this expenses is noncash, stock-based compensation expense of $0.3 million and $0.6 million, respectively. For the nine months ended September 30, 2014 and 2013, we incurred $8.5 million and $19.1 million, respectively, of research and development expenses; included in these expenses is noncash, stock-based compensation expense of $0.9 million and $2.1 million, respectively. Research and development expenses consist primarily of:

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

For the three months ended September 30, 2014 and 2013, we incurred $0.3 million and $2.4 million, respectively, and for the nine months ended September 30, 2014 and 2013 we incurred $2.2 million and $9.8 million, respectively, on direct, external development costs incurred for our TSO product development program, inclusive of manufacturing rights and development. For the three months ended September 30, 2014 and 2013, we incurred $0.4 million and $0.7 million, respectively, and for the nine months ended September 30, 2014 and 2013 we incurred $1.6 million and $1.7 million, respectively, on direct, external development costs incurred for our CNDO-109 product development program.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. For the three months ended September 30, 2014 and 2013, we incurred $2.7 million and $2.1 million, respectively, and for the nine months ended September 30, 2014 and 2013, we incurred $7.2 million and $7.1 million, respectively, of general and administrative expenses. Noncash, stock-based compensation expense included in general and administrative expense for the three months ended September 30, 2014 and 2013, was $1.2 million and $0.6 million, respectively, and for the nine months ended September 30, 2014 and 2013, was $3.2 million and $2.0 million, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;

•	support of business development activities; and

•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of three months ended September 30, 2014 and 2013

	For the three months ended September 30,		Change
($ in thousands)	2014	2013	$	%
Operating expenses:
Research and development	$1,609	$5,361	$(3,752)	(70)%
General and administrative	2,737	2,143	594	28%
Loss from operations	(4,346)	(7,504)	3,158	42%
Interest income	168	165	3	1%
Interest expense	(121)	(493)	372	75%
Change in fair value of short-term investment	(293)	—	(293)	(100)%
Net loss	$(4,592)	$(7,832)	$3,240	41%

Research and development expenses decreased $3.8 million, or 70%, from $5.4 million in the three months ended September 30, 2013 to $1.6 million in the three months ended September 30, 2014. This decrease was primarily due to a $2.1 million reduction in TSO product development costs and costs related to the wind down of Phase 2 of the TRUST-I trial in the quarter ended September 30, 2014 in comparison to the ramp up of the same trial in the quarter ended September 30, 2013. In addition, personnel costs decreased by $0.7 million, which was primarily comprised of a reduction of $0.3 million in salary, travel and consulting expense and $0.4 million in stock compensation expense. Lastly, product development costs decreased approximately $0.5 million and consulting expenses related to manufacturing activities decreased by $0.2 million. We expect to incur expenses related to our research and development efforts going forward with existing products as well as related to new products.

General and administrative expenses increased $0.6 million, or 28%, from $2.1 million in the three months ended September 30, 2013 to $2.7 million in the three months ended September 30, 2014. This increase was primarily due to a $0.6 million increase in stock-based compensation expense due to restricted stock grants made to our Executive Vice Chairman, Strategic Development and the independent members of our board of directors in the first quarter of 2014.

Interest expense in 2014 primarily relates to interest on the IDB Note and the change in fair value of short-term investment relates to the decision not to exercise the Option.

Comparison of nine months ended September 30, 2014 and 2013

	For the nine months ended September 30,		Variance
($ in thousands)	2014	2013	$	%
Operating expenses:
Research and development	$8,473	$19,130	$(10,657)	(56)%
General and administrative	7,218	7,126	92	1%
Loss from operations	(15,691)	(26,256)	10,565	40%
Interest income	517	350	167	48%
Interest expense	(1,206)	(1,454)	248	17%
Change in fair value of short-term investment	(293)	—	(293)	(100)%
Net loss	$(16,673)	$(27,360)	$10,687	39%

Research and development expenses decreased $10.7 million, or 56%, from $19.1 million in the nine months ended September 30, 2013 to $8.5 million in the nine months ended September 30, 2014. This decrease was primarily due to a $7.5 million reduction in TSO product development costs related to the wind down of Phase 2 of the TRUST-I trial and reduced development activities. In addition, administrative costs decreased by $2.7 million which was primarily comprised of reductions of $1.5 million in salary, benefits, bonus, consulting, lease impairment charge and travel expense and $1.2 million in stock-based compensation expense, primarily due to a decrease in headcount as well as a reduction in the unvested mark-to-market value of our non-employee option grants. In addition, consulting expenses related to manufacturing activities decreased by $1.0 million. These decreases in expense were partially offset by a $0.7 million charge related to the decision to delay manufacturing of TSO in the Woburn, MA facility. We expect to incur expenses related to our research and development efforts going forward with existing products as well as related to new products.

General and administrative expenses increased $0.1 million, or 1%, from $7.1 million in the nine months ended September 30, 2013 to $7.2 million in the nine months ended September 30, 2014, largely due to a $1.2 million increase in stock-based compensation expense due to restricted stock grants made to our Executive Vice Chairman, Strategic Development and the independent members of our board of directors in the first quarter of 2014. This increase was partially offset by a decrease in personnel costs primarily resulting from the November 2013 termination of certain personnel.

Interest expense in 2014 primarily relates to interest on the Hercules Note, which included a prepayment fee of $0.3 million, representing 2% of the outstanding debt and interest on the IDB Note. The increase in interest income in 2014 compared to the same period last year was primarily due to on average higher cash balances for the period and the change in fair value of short-term investment relates to the decision not to exercise the Option.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of debt and equity securities, aggregating $166.0 million of net proceeds. At September 30, 2014, we had cash and cash equivalents of $71.6 million and restricted cash of $15.4 million, $14.0 million of which is securing the IDB Note and $1.4 million of which is securing a line of credit related to the New York, NY lease that became effective on October 3, 2014.

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

Cash Flows for the nine months ended September 30, 2014 and 2013

	For the Nine Months Ended September 30,		Change
($ in thousands)	2014	2013
Statement of Cash Flows Data:
Total cash (used in)/provided by:
Operating activities	$(12,807)	$(22,514)	$9,707
Investing activities	(595)	(187)	(408)
Financing activities	(14,527)	88,769	(103,296)
(Decrease)/increase in cash and cash equivalents	$(27,929)	$66,068	$(93,997)

Operating Activities

Net cash used in operating activities decreased $9.7 million from the nine month period ended September 30, 2013 to the nine month period ended September 30, 2014 primarily due to a $10.7 million decrease in net loss, a $0.7 million charge related to the decision to delay manufacturing of TSO in the Woburn, MA facility, and a $0.3 million charge associated with the change in fair value of the Option. These changes were partially offset by a decrease of $1.6 million in the change in payables and accrued expenses and the end of term charge related to the Hercules debt of $0.4 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2014 relates to our $250,000 investment in a third party developing a laser device for the treatment of migraine headaches, our $293,000 investment to acquire the Option to purchase the exclusive rights to a product owned by a third-party and our $52,000 bridge loan, including interest, to a third party specialty pharmaceutical company. Net cash used in investing activities during the nine months ended September 30, 2013 relates to payments for construction of our Woburn, MA manufacturing facility and the purchase of equipment for our office in Burlington, MA.

Financing Activities

Net cash used in financing activities of $14.5 million for the nine months ended September 30, 2014, reflects $14.0 million in proceeds from the IDB Note offset by a transfer of $14.0 million to restricted cash to secure the IDB Note, $13.7 million from the repayment of the Hercules Note as well as $1.4 million to restricted cash to secure a line of credit in connection with the New York, NY lease; these reductions in cash were partially offset by $0.6 million related to the proceeds from the issuance of Common Stock. Net cash provided by financing activities of $88.8 million in the nine months ended September 30, 2013 reflects net proceeds primarily from the sale of Common Stock under our 2012 and 2013 ATMs of $88.0 million as well as proceeds from the exercise of employee options and our ESPP.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed on our annual report on Form 10-K for the year ended December 31, 2013 and those disclosed in Note 11.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We held no marketable securities at September 30, 2014 and December 31, 2013. The IDB Note bears an interest rate per annum of the rate payable on the pledge account, currently set at 0.75% plus a margin of 1.50%. To the extent the interest payable on the pledge account increases, the Company would pay higher interest on the outstanding debt.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2014, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CORONADO BIOSCIENCES, INC.

Date: November 6, 2014	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

