Form 10-K/A
period 2014-12-31
Fortress Biotech, Inc.
filed 2015-04-30
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 001-35366

FORTRESS BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5157386

(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

3 Columbus Circle, 15th Floor

New York, New York 10019

(Address of principal executive offices)

(781) 652-4500

(Registrant’s telephone number, including area code)

Coronado Biosciences, Inc., 24 New England Executive Park, Suite 105, Burlington, MA 01803

(Former name and former address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES ☐ NO ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Fortress Biotech, Inc. (the “Company,” “Fortress,” “we,” “us” or “our”) for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015 (the “Original 10-K”), is being filed for the purposes of (i) including the information required by Part II, Item 9, and (ii) including the information required by Part III, Items 10-14, of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2015 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information in Part III, Items 10-14, is filed herewith and provided below as required.

Part II, Item 9 and Part III, Items 10-14 of the Company's Original 10-K are hereby amended and restated in their entirety. Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

2

Fortress Biotech, Inc.

Annual Report on Form 10-K/A

PART II

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 2, 2014, the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm. Both the Company’s Audit Committee and its Board of Directors participated in and approved this decision. That same day, the Company’s Audit Committee and its Board approved the engagement of EisnerAmper LLP as its new independent registered public accounting firm. During the Company’s fiscal year ended December 31, 2013 and through April 2, 2014, the Company did not consult with EisnerAmper LLP regarding any matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

The reports of PwC on the consolidated financial statements of the Company for the fiscal year ended December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal year ended December 31, 2013 and through to April 2, 2014, the Company did not have any disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for such time periods.

During the Company’s fiscal year ended December 31, 2013 and through April 2, 2014, no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K occurred.

PwC has indicated to the Company that it concurs with the foregoing statements contained above as they relate to PwC and has furnished a letter to the SEC to this effect. A copy of the letter from PwC is attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2014.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 concerning the identification of our executive officers is set forth at the end of Part I of our Annual Report on Form 10-K filed on March 16, 2015.

Directors

The Board of Directors consists of seven members. Biographical and certain other information concerning the Company’s directors is set forth below. There are no familial relationships among any of our directors. Except as indicated below, none of our directors is a director in any other reporting companies. None of our directors has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our directors, or any associate of any such director is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

The following table sets forth the name, age and positions of each director currently serving on our Board of Directors.

Name of Director	Age	Title	Director Since
Lindsay A. Rosenwald, M.D.	59	Chairman, President and Chief Executive Officer	October 2009
Eric K. Rowinsky, M.D.	58	Co-Vice Chairman and Director	October 2010
Jimmie Harvey, Jr., M.D.	63	Director	December 2008
David Barrett	38	Director	December 2008
Malcolm Hoenlein	71	Director	February 2014
J. Jay Lobell	52	Director	June 2006
Michael S. Weiss	49	Director and Executive Vice Chairman, Strategic Development	December 2013

The biographies of our directors are as follows:

Lindsay A. Rosenwald, M.D. has served as a member of the Board of Directors since October 2009 and as Chairman, President and Chief Executive Officer of the Company since December 2013. Dr. Rosenwald is currently Co-Portfolio Manager and Partner of Opus Point Partners Management, LLC, an asset management firm in the life sciences industry, which he joined in 2009. Prior to that, from 1991 to 2008, he served as the Chairman of Paramount BioCapital, Inc. Over the last 23 years, Dr. Rosenwald has acted as a biotechnology entrepreneur and has been involved in the founding and recapitalization of numerous public and private biotechnology and life sciences companies. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine. Based on Dr. Rosenwald’s biotechnology and pharmaceutical industry experience and in-depth understanding of the Company’s business, the Board of Directors believes that Dr. Rosenwald has the appropriate set of skills to serve as a member of the Board in light of the Company’s business and structure.

Eric K. Rowinsky, M.D. has served as Co-Vice Chairman of the Board of Directors and a consultant to the Company since October 2010 and is responsible for overseeing the Company’s clinical development plan for acute myeloid leukemia and solid tumor malignancies. Dr. Rowinsky has served as Executive Vice President, Chief Medical Officer and Head of Research and Development of Stemline Therapeutics, Inc., a clinical-stage biopharmaceutical company, since November 2011. Prior to joining Stemline, Dr. Rowinsky was co-founder and Chief Executive Officer of Primrose Therapeutics, Inc., a start-up biotechnology company, from June 2010 until its acquisition in September 2011. He also served as a drug development and regulatory strategy consultant to the ImClone-Lilly Oncology Business Unit and several other biopharmaceutical and life sciences companies from 2010 to 2011. From 2005 to 2009, Dr. Rowinsky was Executive Vice President and Chief Medical Officer of ImClone Systems, Inc., where he led the FDA approval of Erbitux® for head and neck and colorectal cancers and advanced eight other monoclonal antibodies through clinical development. From 1996 to 2004, Dr. Rowinsky held several positions at the Cancer Therapy and Research Center, including Director of the Institute of Drug Development, or IDD, and the SBC Endowed Chair for Early Drug Development at the IDD. From 1996 to 2006, he was a Clinical Professor of Medicine at the University of Texas Health Science Center at San Antonio. From 1988 to 1996, Dr. Rowinsky was an Associate Professor of Oncology at the Johns Hopkins University School of Medicine. He was a longstanding National Cancer Institute principal and co-principal investigator from 1990 to 2004, and was integrally involved in pivotal clinical and preclinical investigations that led to the development of numerous cancer therapeutics, including paclitaxel, docetaxel, topotecan, irinotecan, erlotinib, gefitinib and temsirolimus among others. Dr. Rowinsky is currently an Adjunct Professor of Medicine at New York University School of Medicine and he sits on the board of directors of Biogen Idec Inc., a publicly traded biopharmaceutical and life sciences company. During the past five years, Dr. Rowinsky has also served as a director of ADVENTRX Pharmaceuticals, Inc. and Tapestry Pharmaceuticals, Inc., both life sciences companies. Dr. Rowinsky received his M.D. from Vanderbilt University School of Medicine. He completed his residency in internal medicine at the University of California, San Diego and completed his fellowship in medical oncology at Johns Hopkins Oncology Center. Dr. Rowinsky received his B.A. from New York University and his M.D. from Vanderbilt University School of Medicine. Based on Dr. Rowinsky’s service on boards of directors in the biotechnology and pharmaceutical industries and his extensive experience and background in oncology, the Board of Directors believes that Dr. Rowinsky has the appropriate set of skills to serve as a member of the Board in light of the Company’s business and structure.

Jimmie Harvey, Jr., M.D. has served as a member of the Board of Directors since December 2008. In 1984, Dr. Harvey founded Birmingham Hematology and Oncology Associates, L.L.C. (now Alabama Oncology, L.L.C.), a private medical company located in Birmingham, Alabama. Dr. Harvey has experience in clinical trial execution and management and has recently been a principal investigator in two trials, one investigating a novel monoclonal antibody and the other investigating a small molecule used to treat immunologic malignancies. Dr. Harvey holds a B.A. in chemistry from Emory University and received his M.D. from Emory University School of Medicine. Dr. Harvey completed his medical oncology training at the Vincent T. Lombardi Cancer Center at Georgetown University. Based on Dr. Harvey’s medical background, including his oncology expertise, the Board of Directors believes that Dr. Harvey has the appropriate set of skills to serve as a member of the Board in light of the Company’s business and structure.

David Barrett has served as a member of the Board of Directors since May 2011. In July 2010, after transitioning from Neuro-Hitech, Inc., Mr. Barrett became the Chief Financial Officer of Ventrus Biosciences, Inc., a pharmaceutical company focused on the late-stage clinical development of gastrointestinal products. From April 2006 to September 2009, Mr. Barrett served as Chief Financial Officer of Neuro-Hitech, Inc., a company focused on developing, marketing, and distributing branded and generic pharmaceutical products. From September 2003 to April 2006, Mr. Barrett was the Chief Financial Officer/Vice President of Finance of Overture Asset Managers, LLC and Overture Financial Services LLC, which, at the time, were private start-up asset management firms that assembled investment products and platforms to distribute turnkey and unbundled investment solutions to financial intermediaries and institutional investors. From July 1999 to September 2003, Mr. Barrett was employed as a manager at Deloitte & Touche, LLP. Mr. Barrett received his B.S. in accounting and economics in May 1998 and his M.S. in accounting in May 1999 from the University of Florida. He is a certified public accountant. Based on Mr. Barrett’s management experience, particularly in areas of finance and investment management, the Board of Directors believes that Mr. Barrett has the appropriate set of skills to serve as a member of the Board in light of the Company’s business and structure.

Malcolm Hoenlein has served as a member of the Board of Directors since February 2014. Since 1986, Mr. Hoenlein has served as Chief Executive Officer and Executive Vice Chairman of the Conference of Presidents of Major American Jewish Organizations, the coordinating body on international and national concerns for 51 national American Jewish organizations. Previously, he served as the founding Executive Director of the Jewish Community Relations Council of Greater New York. Prior to that, he was the founding Executive Director of the Greater New York Conference on Soviet Jewry. A National Defense Fellow at the Near East Center of the University of Pennsylvania, Mr. Hoenlein taught International Relations in the Political Science Department and served as a Middle East specialist at the Foreign Policy Research Institute.

In addition, he served on the editorial staff of ORBIS, the Journal of International Affairs. He serves as a director of Eco-Fusion, LabStyle Innovations Corp., Powermat USA, and WellSense Technologies LLC. Mr. Hoenlein has a B.A. in Political Science from Temple University and an M.A. in International Relations from the University of Pennsylvania, as well as an Hon. LL.D. from Touro College and an Hon. D.H.L. from Yeshiva University. Based on Mr. Hoenlein’s demonstrated sound business judgment, and leadership and management experience, the Board of Directors believes that Mr. Hoenlein has the appropriate set of skills to serve as a member of the Board in light of the Company’s business and structure.

J. Jay Lobell has served as a member of the Board of Directors since June 2006. Mr. Lobell is president of Meridian Capital Group, LLC, a commercial real estate mortgage company, which he joined as a senior officer in January 2010. Mr. Lobell was also a founder of Beech Street Capital, LLC, a real estate lending company, serving as its Vice Chairman from December 2009 until the company’s sale to Capital One Financial Corporation in November 2013. Since January 2005, Mr. Lobell has served as President and Chief Operating Officer of Paramount Biosciences, LLC, or PBS, a private biotechnology investment and development company. In that capacity, he had substantial responsibility for the assembly and oversight of companies PBS founded and incubated, including the Company and Asphelia Pharmaceuticals, Inc. Mr. Lobell previously has served on the board of directors of NovaDel Pharma Inc., Innovive Pharmaceuticals, Inc. and Chem Rx Corporation, a private company. Mr. Lobell was a partner in the law firm Covington & Burling LLP from October 1996 through January 2005, where he advised companies and individuals as a member of the firm’s securities litigation and white collar defense practice group. Mr. Lobell received his B.A. (summa cum laude, Phi Beta Kappa) from the City University of New York and his J.D. from Yale Law School, where he was senior editor of the Yale Law Journal. Based on Mr. Lobell’s biotechnology, legal and financial experience, as well as his in-depth understanding of drug commercialization and corporate governance, the Board of Directors believes that Mr. Lobell has the appropriate set of skills to serve as a member of the Board in light of the Company’s business and structure.

Michael S. Weiss has served as a member of the Board of Directors since December 2013. Mr. Weiss also served as Co-Vice Chairman of the Board from December 2013 until January 2014 and has served as Executive Vice Chairman, Strategic Development since February 2014. Mr. Weiss is currently Co-Portfolio Manager and Partner of Opus Point Partners Management, LLC, which he joined in 2009. He has also served as Executive Chairman, Interim Chief Executive Officer and President of TG Therapeutics, Inc. since 2011. From 2002 to 2009, Mr. Weiss was the Chairman and Chief Executive Officer of Keryx Biopharmaceuticals, Inc., where he helped the company acquire and develop its lead drug Zerenex as well as executed a $100MM+ strategic alliance for Zerenex with Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd. Mr. Weiss served on the board of directors of National Holdings Corporation from 2011 to 2012. Mr. Weiss began his professional career as a lawyer with Cravath, Swaine & Moore LLP. He earned his J.D. from Columbia Law School and his B.S. in Finance from The University at Albany. Based on Mr. Weiss’s biotechnology and pharmaceutical industry experience, as well as his extensive management experience, the Board of Directors believes that Mr. Weiss has the appropriate set of skills to serve as a member of the Board in light of the Company’s business and structure.

Shareholders’ Agreement

On February 20, 2014, all of the directors who were then members of the Company’s Board of Directors other than Mr. Hoenlein entered into a Shareholders’ Agreement pursuant to which they agreed that, until the end of the Company’s annual meeting held in calendar year 2016 and so long as Dr. Rosenwald and Mr. Weiss are on the proposed slate of directors to be nominated, they each will vote all of their shares of Company common stock in favor of electing to the Board those individuals, and only those individuals, who are proposed by the Board’s Nominating and Corporate Governance Committee.

Involvement in Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners, are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons. Based solely upon the Company’s review of such forms furnished to it, the Company believes that during the fiscal year ended 2014 and through to April 21, 2015, all of its executive officers, directors, and every person who is directly or indirectly the beneficial owner of more than 10% of any class of the Company’s securities, complied with the filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

The Board of Directors adopted a Code of Ethics that applies to all directors, officers and employees. The Code of Ethics is available under the Investors —Governance—Governance Documents section of the Company’s website at www.fortressbiotech.com. A copy of the Company’s Code of Ethics will also be provided to any person, without charge, upon written request sent to the Company at its offices located at 3 Columbus Circle, 15th Floor, New York, New York 10019.

Selection of Nominees for the Board of Directors

The Nominating and Corporate Governance Committee of the Board of Directors has the responsibility for establishing the qualifications for director candidates. The Committee does not have a formal policy on Board candidate qualifications. It may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, specialized knowledge or experience, and diversity. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not currently have any specific minimum qualifications that must be met. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Pursuant to the Company’s Second Amended and Restated Bylaws (the “Bylaws”), stockholders wishing to nominate a director must deliver written notice of the nomination to the Company’s corporate secretary not more than 75 days and not less than 45 days prior to the first anniversary of the date on which the Company mailed its proxy materials for the preceding year’s annual meeting of stockholders, provided that if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of (i) the 90th day prior to such annual meeting, or (ii) the 10th day following the day on which public announcement of the date of such meeting is first made. In addition, if the stockholder has timely provided the Company with a solicitation notice (an affirmative statement of the stockholder’s intent to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company’s voting shares required to elect a director nominee), such stockholder must have delivered a proxy statement and form of proxy to such holders and have included the solicitation notice in such materials.

Stockholder notices must set forth information including the following: (a) the name, age, business address, residence and ownership of our stock of any director nominee and all information relating to the director nominee that is required to be disclosed in solicitations of proxies for elections of directors; (b) any material interest in the director nomination of such stockholder or any Stockholder Associated Person (as defined below), individually or in the aggregate; (c) as to the stockholder or any Stockholder Associated Person, their holdings of our stock and whether the stockholder has entered into transactions to manage risk with respect to such stock; (d) as to the stockholder giving notice and any Stockholder Associated Person, the name and address of such stockholder, as they appear on our stock ledger, and current name and address, if different, and of such Stockholder Associated Person; and (e) to the extent known by the stockholder giving the notice, the name and address of any other stockholder supporting the nominee for election as a director. The Bylaws define “Stockholder Associated Person” as (a) any person controlling, directly or indirectly, or acting in concert with, such stockholder, (b) any beneficial owner of our shares of stock owned of record or beneficially by such stockholder and (c) any person controlling, controlled by or under common control with such Stockholder Associated Person. The Nominating and Corporate Governance Committee will evaluate a nominee recommended by a stockholder in the same manner in which the Committee evaluates nominees recommended by other persons as well as its own nominee recommendations.

Audit Committee Information

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. As set forth in the Audit Committee’s charter, Company management is responsible for the preparation, presentation, and integrity of the financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations.

The Audit Committee is currently composed of Chairman Mr. Barrett, Dr. Harvey and Mr. Lobell. The Board of Directors has determined that each member of the Audit Committee meets the financial literacy requirements under the applicable Nasdaq Stock Market listing rules and that current director Mr. Barrett has the employment experience necessary to qualify him as an audit committee financial expert within the meaning of SEC rules and regulations.

The charters for each committee, which have been adopted by the Board of Directors, contain a detailed description of the respective committee’s duties and responsibilities and are available under the Investors — Governance — Governance Documents section of the Company’s website at www.fortressbiotech.com.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. This CD&A explains the Company’s compensation philosophy, policies and practices, focusing primarily on the compensation of our named executive officers as follows:

•	Lindsay A. Rosenwald, M.D., Chairman of our Board of Directors, President, and Chief Executive Officer;

•	Lucy Lu, M.D., Executive Vice President and Chief Financial Officer;

•	George Avgerinos, Ph.D., Senior Vice President, Biologics Operations;

•	Michael E. Weiss, Executive Vice Chairman, Strategic Development; and

•	Kevin Horgan, M.D., former Chief Medical Officer.

Compensation Philosophy

The Company believes in providing a competitive total compensation package to its executive management team through a combination of base salary, discretionary bonuses, equity grants, severance and change in control benefits and broad-based benefits programs. The executive compensation programs are designed to achieve the following objectives:

•	reward performance;

•	attract, motivate and retain executives of outstanding ability and potential; and

•	ensure that executive compensation is meaningfully related to the creation of stockholder value.

The Board of Directors believes that the Company’s executive compensation programs should include short- and long-term components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations. The Board evaluates both performance and compensation to make sure that the compensation provided to executives remains competitive relative to compensation paid by companies of similar size and stage of development operating in the life sciences industry, taking into account the Company’s relative performance and its own strategic objectives.

Setting Executive Compensation

The Company has historically conducted a review of the aggregate level of its executive compensation, as well as the mix of elements used to compensate its executive officers. The Company has based this review primarily on the experience of the members of the Board of Directors, many of whom sit on the boards of directors of numerous companies in the life sciences and healthcare fields. Last year, the Company also conducted a stockholder advisory vote on the compensation of its named executive officers and was pleased that, at that time, the holders of approximately 65.6% of its outstanding common stock voting on the matter voted in favor of the compensation of its named executive officers as disclosed in the proxy materials for the 2014 Annual Meeting of Stockholders.

The Company remains committed to its pay-for-performance compensation principles. In August 2013, pursuant to its written charter, the Compensation Committee engaged Radford, an independent national compensation consulting firm, to provide advice and information relating to executive and director compensation. Radford was to report to the Compensation Committee and provide no services to management. Radford produced preliminary reports for the Compensation Committee’s review late in the third quarter of 2013. However, shortly thereafter, the Company announced that its Phase 2 clinical trial evaluating Trichuris suis ova (“TSO”) in patients with Crohn’s disease failed to meet its primary endpoint of improving response.

Consistent with its emphasis on performance and in an effort to realign the organization to work more efficiently given the disappointing results and conserve cash, the Company terminated several senior level executives in 2013 and early 2014. In light of these management changes, the Radford report became less relevant.

While the Compensation Committee may continue to use a compensation consultant in the future and possibly take into account publicly available data relating to the compensation practices and policies of other companies within and outside our industry, we expect that in the near term, members of the Compensation Committee will continue to apply their subjective discretion to make compensation decisions. As such, the Compensation Committee has not yet determined to benchmark executive compensation against any particular group of companies or use a formula to set executive compensation in relation to such survey data.

Elements of Executive Compensation

The compensation program for the Company’s executive officers consists principally of three components:

•	base salary;

•	annual discretionary bonuses; and

•	long-term compensation in the form of equity-based awards.

Base Salary

Salary is one of the few fixed-pay components in our executive compensation program. Base salaries for the Company’s executives are initially established through arm’s-length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience, prior salary, the scope of his or her responsibilities, and competitive market compensation paid by other companies for similar positions within the industry. Base salaries are reviewed annually, typically in connection with the annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. In making decisions regarding salary increases, the Company may also draw upon the experience of members of the Board of Directors who serve as directors of other companies. The Board has not previously applied specific formulas to determine increases, although it has generally awarded increases as a percentage of an executive officer’s then-current base salary. This strategy is consistent with the Company’s intent of offering base salaries that are cost-effective while remaining competitive.

In 2015, the Company’s Compensation Committee balanced these considerations regarding base salary with the general economic climate. Therefore, it determined to increase the salary of Drs. Lu and Avgerinos by 5%, and maintain the salaries of Dr. Rosenwald and Mr. Weiss at 2014 levels, but to still consider these individuals for an annual discretionary bonus.

Annual Discretionary Bonuses

In addition to the payment of base salaries, the Company believes that discretionary bonuses can play an important role in providing appropriate incentives to its executives to achieve the Company’s strategic objectives. As part of the annual performance reviews, the Compensation Committee reviews and analyzes each executive officer’s overall performance against such executive’s goals as approved by the Compensation Committee. Dr. Rosenwald is eligible for a discretionary bonus every year based on his achievement of performance goals and objectives set by the Board of Directors. Drs. Lu and Avgerinos are each eligible for a maximum discretionary bonus of 40% of their salaries pursuant to the terms of their employment agreements. Dr. Lu is also eligible for additional discretionary bonuses of $46,875, $93,750, $187,500, and $375,000 based on the achievement of milestones tied to reaching a market capitalization of $125 million, $250 million, $500 million, and $1 billion, respectively. In 2014, no additional discretionary bonuses were earned and paid to Dr. Lu.

Following 2014, the Compensation Committee reviewed the annual performance in 2014 of Drs. Rosenwald, Lu and Avgerinos, each eligible for a discretionary bonus. The Compensation Committee reviewed 2014 performance targets, including establishing the Company’s growth strategy, the circumstances surrounding such targets, and the Company’s overall performance in 2014. After detailed discussion, the Compensation Committee approved that 2014 executive bonuses be paid at 75% of the full bonus amount and approved bonuses to Dr. Lu in the amount of $92,400, given the direction she provided with respect to Company’s growth strategy and, in particular, considerations with respect to the TSO Autism trial, to Dr. Avgerinos in the amount of $99,000, given the direction he provided with respect to the Company’s growth strategy. No bonus was declared for Dr. Rosenwald.

Prior to his separation from the Company, Dr. Horgan was eligible for a discretionary bonus. In connection with his separation from the Company, Dr. Horgan entered into a Release Agreement dated January 28, 2014, pursuant to which Dr. Horgan was not paid an annual bonus for 2013.

LTIP

In April 2015, the Board of Directors approved the LTIP, subject to stockholder approval. The LTIP includes specific equity and cash bonus opportunities for Dr. Rosenwald and Mr. Weiss. For further information on the LTIP, see Proposal Three above.

Equity Incentive Compensation

The Company believes that by providing its executives the opportunity to increase their ownership of Company stock, the interests of its executives will be more closely aligned with the best interests of the Company’s stockholders and it will encourage long-term performance. The stock awards enable the executive officers to participate in the appreciation of the value of the Company’s stock, while personally participating in the risks of business setbacks. At the 2013 Annual Meeting of Stockholders of the Company, stockholders approved the 2013 Plan. While the Company has not adopted stock ownership guidelines, the Fortress Biotech, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), and the 2013 Plan have provided executive officers a means to acquire equity or equity-linked interests in the Company. The Company does not have any program, plan, or obligation that requires it to grant equity compensation on specified dates. Under the 2007 Plan and 2013 Plan, authority to make equity grants to executive officers rests with the Board of Directors, which considers the recommendations of the Chairman, President and the Chief Executive Officer for officers other than himself, and will in the future take into account the recommendation of the Compensation Committee.

As of the record date, no shares remain available for issuance under the 2007 Plan. The Company now grants equity awards to its executives through its 2013 Plan, which was adopted by the Board of Directors and approved by the Company’s stockholders to permit the grant of stock options, stock bonuses, and restricted stock to the Company’s officers, directors, employees, and consultants.

The Company has traditionally awarded stock options to the executive officers as incentives; however it has, in the past, awarded restricted stock to its executives and may do so again in the future. The Company believes that awards of restricted stock have clearer and less onerous accounting implications than options. In addition, because the grants have some value even if the Company’s stock price decreases, the Company can grant fewer shares, resulting in less potential dilution to stockholders. Finally, the Company believes that granting stock supports the culture of ownership at the Company and is an important element in maintaining strong employee morale and retention.

In 2014, given the Company’s efforts to establish and execute on its growth strategy, no equity awards were granted to the Company’s executive officers.

Prior to his separation from the Company, Dr. Horgan was awarded an option to purchase 200,000 shares of the Company’s common stock under the 2013 Plan in connection with the commencement of his employment in November 2013. The number of shares was determined as part of the negotiation of his overall employment package and was approved by the Board of Directors. In approving the number of shares, the Board considered the number of shares requested by Dr. Horgan and the equity ownership of other members of the Company’s management team. Pursuant to the terms of Dr. Horgan’s Release Agreement, the vesting of one third of the shares subject to Dr. Horgan’s option award was accelerated in connection with his separation from the Company in January 2014, for a total of 66,667 potential shares.

Executive Employment Agreements

Set forth below are descriptions of the principal terms of the employment agreements or, where applicable, confidential separation and release agreements and release agreements with our named executive officers and the potential or, where applicable, actual payments due thereunder upon termination of employment or change in control of the Company.

Dr. Rosenwald and Mr. Weiss

The Company has not entered into an employment agreements with either Dr. Rosenwald or Mr. Weiss.

Dr. Lu

In February 2012, the Company entered into an employment agreement with Dr. Lu, its Executive Vice President and Chief Financial Officer, which provides that if the Company terminates Dr. Lu without cause or she resigns for good reason, she will be entitled to: (i) severance payments at a rate equal to her base salary then in effect for a period of six months following her termination date; and (ii) accelerated vesting of any option shares that would have vested on the next anniversary date of their respective grant date. In addition, if Dr. Lu is terminated without cause or resigns for good reason within six months following a change in control of the Company, she will be entitled to an additional six months of severance payments (for a total of 12 months) and 100% of the shares subject to options and other equity awards granted to her will fully vest as of the date of her execution of a release in connection with such termination.

“Cause” is defined as:

•	her willful failure, disregard or refusal to perform her material duties or obligations under the employment agreement which, to the extent it is curable by her, is not cured within thirty (30) days after the Company gives her written notice;

•	a willful, intentional or grossly negligent act of Dr. Lu having the effect of materially injuring (whether financially or otherwise) the business or reputation of the Company or any of its affiliates;

•	willful misconduct by Dr. Lu with respect to any of her material duties or obligations under the employment agreement, including, without limitation, willful insubordination with respect to lawful directions received from the Board of Directors which, to the extent it is curable by Dr. Lu, is not cured within thirty (30) days after the Company gives her written notice;

•	her indictment of any felony involving moral turpitude (including entry of a nolo contendere plea);

•	the determination, after a reasonable and good-faith investigation by the Company, that Dr. Lu engaged in some form of harassment or discrimination prohibited by law (including, without limitation, age, sex or race harassment or discrimination), unless the actions were specifically directed by the Board of Directors;

•	material misappropriation or embezzlement of the property of the Company or its affiliates (whether or not a misdemeanor or felony); or

•	her material breach of any of the provisions of the employment agreement, of any Company policy, and/or of her proprietary information and inventions agreement.

“Good reason” is defined as:

•	a material reduction of Dr. Lu’s base salary unless such reduction occurs in connection with a Company-wide decrease in executive compensation;

•	a material breach of the employment agreement by the Company; or

•	a material adverse change in Dr. Lu’s duties, authority, or responsibilities relative to her duties, authority or responsibilities in effect immediately prior to such reduction.

Dr. Avgerinos

In June 2013, the Company entered into an employment agreement with Dr. Avgerinos, its Senior Vice President, Biologics Operations, which provides that if the Company terminates Dr. Avgerinos without cause or he resigns for good reason, he will be entitled to: (i) severance payments at a rate equal to his base salary then in effect for a period of 12 months following his termination date; (ii) a pro-rata share of the annual milestone bonus for the year in which the termination occurred, to be paid when and if such bonus would have been paid under the employment agreement, and (iii) accelerated vesting of any option shares that would have vested on the next anniversary date of their respective grant date. In addition, if Dr. Avgerinos is terminated without cause or resigns for good reason within six months following a change in control of the Company, 100% of the shares subject to options and other equity awards granted to him will fully vest as of the date of his execution of a release in connection with such termination.

“Cause” is defined as:

•	his conviction of fraud, embezzlement or misappropriation with respect to the Company;

•	the material breach of a material term of this employment agreement;

•	the material breach by Dr. Avgerinos of the Proprietary Information and Inventions Agreement between Dr. Avgerinos and the Company;

•	the breach of his fiduciary duties to the Company;

•	the willful failure or refusal to perform his material duties under the employment agreement or failure to follow any specific lawful instructions of the Company’s Chief Executive Officer;

•	his conviction or plea of nolo contendere in respect of a felony or of a misdemeanor involving moral turpitude; or

•	the willful or negligent misconduct of Dr. Avgerinos that has a material adverse effect on the property, business or reputation of the Company.

“Good reason” is defined as:

•	a material reduction of Dr. Avgerinos’s base salary unless such reduction occurs in connection with a Company-wide decrease in executive compensation;

•	a material breach of the employment agreement by the Company; or

•	a material diminution of his authority, duties or responsibilities.

Dr. Horgan

In November 2013, the Company entered into an employment agreement with Dr. Horgan, its then Chief Medical Officer, which provides that if the Company terminates Dr. Horgan without cause or he resigns for good reason, he will be entitled to: (i) severance payments at a rate equal to his base salary then in effect for a period of 12 months following his termination date; (ii) a pro-rata share of the annual milestone bonus for the year in which the termination occurred, to be paid when and if such bonus would have been paid under the employment agreement, and (iii) accelerated vesting of any option shares that would have vested on the next anniversary date of their respective grant date. In addition, if Dr. Horgan is terminated without cause or he resigns for good reason within six months following a change in control, 100% of the shares subject to options and other equity awards granted to him will fully vest as of the date of his execution of a release in connection with such termination. “Cause” and “good reason” are defined in Dr. Horgan’s Employment Agreement as they are in Dr. Avgerinos’s Employment Agreement, described above.

Dr. Horgan was separated from the Company in January 2014. Pursuant to the terms of Dr. Horgan’s Release Agreement, he received severance consisting of his then current salary for 12 months or $340,000. The vesting of one-third of the shares subject to Dr. Horgan’s option award also was accelerated in connection with his separation from the Company, for a total of 66,667 additional exercisable shares.

Summary of Potential Payments Upon Termination of Employment or Change in Control

The following table sets forth potential payments payable to the Company’s named executive officers who were serving as such on December 31, 2014 upon: (i) termination of employment without cause, or resignation for good reason; and (ii) termination of employment without cause, or resignation for good reason, following a change in control. The table reflects amounts payable to such named executive officers assuming their employment was terminated on December 31, 2014 and, if applicable, a change in control also occurred on such date.

	Upon Termination without Cause or Resignation for Good Reason — No Change of Control			Upon Termination without Cause or Resignation for Good Reason — Change of Control
Name	Cash Severance	Value of Accelerated Vesting (1)	Total	Cash Severance	Value of Accelerated Vesting (1)	Total
Lindsay A. Rosenwald, M.D.	$—	$—	$—	$—	$4,829,605	$4,829,605
Lucy Lu, M.D.	$161,700	$183,000	$344,700	$323,400	$183,000	$506,400
George Avgerinos, Ph.D.	$346,500	$162,667	$509,167	$346,500	$325,335	$671,835
Michael E. Weiss	$—	$—	$—	$—	$14,488,813	$14,488,813

(1)	The value of accelerated vesting is equal to $2.44 per share, the closing price per share of the Company’s common stock as quoted on the Nasdaq Capital Market on December 31, 2014 for the purposes hereof, multiplied by the number of shares subject to accelerated vesting, less the stock option exercise price.

Perquisites

From time to time, the Company has provided certain of the named executive officers with perquisites that the Board of Directors believes are reasonable. The Company does not view perquisites as a significant element of its comprehensive compensation structure, but does believe they can be useful in attracting, motivating and retaining the executive talent for which the Company competes. The Company believes that these additional benefits may assist executive officers in performing their duties and provide time efficiencies for executive officers in appropriate circumstances, and the Company may consider providing additional perquisites in the future. All future practices regarding perquisites will be approved and subject to periodic review by the Compensation Committee.

Employee Stock Purchase Plan

On December 19, 2011, the Board of Directors approved the 2012 Fortress Biotech Employee Stock Purchase Plan, or the ESPP, providing for the issuance of up to 200,000 shares of common stock to eligible employees, including the Company’s executive officers. Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at a price equal to 85% of the lesser of the fair market value at the beginning or end of the offering period. Offerings are six months in duration and commence on December 1 and June 1 of each year. During the period from December 1, 2012 through November 30, 2014, 63,194 shares were issued. Employee contributions will be made through payroll deductions throughout the offering period and, subject to certain limitations, will be used to purchase shares at the end of each offering period. As of December 31, 2014, 136,806 shares were available for issuance under the ESPP. The ESPP is compensatory and will result in stock-based compensation expense.

Other Compensation

Consistent with the Company’s compensation philosophy, it intends to continue to maintain the current benefits for executive officers, which are also available to other employees; however, the Compensation Committee, in its discretion, may in the future revise, amend or add to the benefits of any executive officer if it deems advisable.

Deductibility of Compensation under Section 162(m)

Section 162(m) of the Code generally limits the Company’s deduction for federal income tax purposes to $1 million of compensation paid to certain executive officers in a calendar year. However, compensation above $1 million that is considered “performance-based compensation” may be deducted. It is expected that the Compensation Committee will evaluate the effects of the deduction limits of Section 162(m) on any compensation it proposes to grant in the future and that future compensation will be provided in a manner consistent with the Company’s best interests and those of its stockholders.

Risk Analysis of the Company’s Compensation Program

The Board of Directors has reviewed the Company’s compensation policies as generally applicable to its employees and believes that the policies do not encourage excessive and unnecessary risk taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. The design of the Company’s compensation policies and programs encourage the employees to remain focused on both short- and long-term goals. For example, while the Company’s cash bonus plans measure performance on an annual basis, the equity awards typically vest over a number of years, which the Company believes encourage employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking.

Compensation Committee Interlocks and Insider Participation

The members of the Board of Directors who served on the Compensation Committee during 2014 were Chairman Mr. Lobell, Mr. Barrett and Dr. Harvey. None of Messrs. Lobell or Barrett or Dr. Harvey serves or in the past has served as one of the Company’s officers or has been employed by the Company and none of the Company’s executive officers has served on the compensation committee or board of directors of any company that employed any member of our Compensation Committee or Board.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with Company management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Proxy Statement.

The Compensation Committee:

J. Jay Lobell, Chair

David J. Barrett

Jimmie Harvey, Jr., M.D.

SUMMARY COMPENSATION TABLE FOR 2014

The following table sets forth information concerning compensation paid by the Company to its named executive officers for services rendered to it in all capacities during the years ended December 31, 2012, 2013 and 2014.

	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards (3)	All Other Compen- sation (4)	Total
Lindsay A. Rosenwald, M.D.	2014	$29,254	$—	$—	$—	$—	$29,254
Chairman, President and Chief Executive Officer	2013	980	—	3,820,138	76,800	—	3,897,918
	2012	—	—	—	102,750	40,000	142,750
Lucy Lu, M.D.	2014	307,875	92,400	—	—	820	401,095
Executive Vice President and Chief Financial Officer	2013	307,841	232,988	—	—	854	541,683
	2012	256,923	92,492	—	1,523,250	683	1,873,348
George Avgerinos, Ph.D.	2014	330,000	99,000	—	—	—	429,000
Senior Vice President, Biologics Operations	2013	192,500	57,750	—	1,330,000	40,455	1,620,705
	2012	—	—	—	—	—	—
Michael E. Weiss	2014	24,324	—	10,646,881	—	—	10,671,205
Executive Vice Chairman, Strategic Development	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—
Kevin Horgan, M.D.	2014	—	—	—	—	347,662	347,662
Former Chief Medical Officer	2013	54,406	—	—	288,000	—	342,406
	2012	—	—	—	—	—	—

(1) Bonus amounts in 2012 represent amounts awarded for 2012 and paid in 2013. Bonus amounts in 2013 represent amounts awarded for 2013 and paid in 2014. Bonus amounts in 2014 represent amounts awarded for 2014 to be paid in 2015. Dr. Lu received additional bonus payments earned and paid in 2013 as a result of the achievement of certain market capitalization milestones. For 2014, the Compensation Committee approved the payment of executive bonuses at 75% of the full bonus amount and approved bonuses to Dr. Lu in the amount of $92,400 and Dr. Avgerinos in the amount of $99,000. Dr. Rosenwald did not receive a bonus in 2014.

(2) Represents the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718, Stock Compensation, as modified or supplemented (“FASB ASC Topic 718”). No stock awards were granted to the Company’s named executive officers in 2014. Stock awards for Dr. Rosenwald consist of the issuance in 2013 of 1,979,346 shares of common stock pursuant to the terms of the Restricted Stock Issuance Agreement entered into in connection with his appointment as Chairman, President and Chief Executive Officer. In 2014, 3,958,692 shares of common stock pursuant to the terms of a Restricted Stock Issuance Agreement were issued to Mr. Weiss in connection with his inducement to serve as Executive Vice President Strategic Development.

(3) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. No option awards were granted to the Company’s named executive officers in 2014. Option awards for Dr. Rosenwald consist of the issuance in both 2013 and 2012 of an option for 15,000 shares in connection with his service as director of the Company’s Board of Directors. Option awards for Dr. Lu consist of the issuance in 2012 of an option to purchase 225,000 shares of the Company’s common stock granted in connection with her employment. Option awards for Dr. Avgerinos in 2013 consist of an option to purchase 200,000 shares of the Company’s common stock granted in connection with his employment. Option awards for Dr. Horgan consist of the issuance in 2013 of an option to purchase 200,000 shares of the Company’s common stock in connection with his employment. Shares subject to each of the options granted to the Company’s named executive officers vest on each anniversary of the grant date such that all of the shares subject to the options will be vested three years after such date, subject to continued employment with the Company.

(4) All other compensation for Dr. Rosenwald reflects fees earned and paid as a non-employee director in 2012; for Dr. Lu such compensation includes: for 2014, $820 for long-term disability premiums; for 2013, $854 for long-term disability premiums; for 2012, $683 for long-term disability premiums; for Dr. Avgerinos, for 2013: $40,455 in accordance with terms of his employment agreement reimbursing him for repayment of his retention bonus to his former employer due to early separation; for Dr. Horgan, such compensation includes: for 2014, $347,628 in severance compensation.

GRANTS OF PLAN-BASED AWARDS

In 2014, the Company did not grant any awards to its named executive officers under its 2013 Plan for services rendered to the Company as officers.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The following table sets forth certain information regarding all outstanding equity awards held by the Company’s named executive officers as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date		Equity Incentive Plan Awards: Number of Unearned Shares (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares (1)
Lindsay A. Rosenwald, M.D.	25,000	—		1.37	10	/05/2020	1,979,346	(4)	$4,829,604
	10,000	5,000	(2)	6.25	02	/10/2022	—		—
	5,000	10,000	(3)	7.42	02	/07/2023	—		—
Lucy Lu, M.D.	150,000	75,000	(5)	6.85	02	/22/2022	—		—
George Avgerinos, Ph.D.	66,667	133,333	(6)	9.21	06	/04/2023	—		—
Michael E. Weiss	10,000	20,000	(7)	2.10	12	/19/2023	5,938,038	(8)	$14,488,813
Kevin Horgan, M.D.	—	—		—	—		—		—

(1)	Based on $2.44 per share was the closing price of our common stock on the Nasdaq Capital Market on December 31, 2014, the last trading day of that fiscal year.

(2)	The unvested shares underlying this option award will vest on February 10, 2015.

(3)	The unvested shares underlying this option award will vest in two equal installments on February 7, 2015 and 2016.

(4)	Pursuant to the terms of Dr. Rosenwald’s Restricted Stock Issuance Agreement, one-third of the restricted stock issued to Dr. Rosenwald vests when the Company achieves market capitalization of two, three, and four times the current market capitalization on the date of grant of the shares, but in no event earlier than three, four, and five years following the date of grant, respectively.

(5)	The unvested shares underlying this option award will vest on February 22, 2015.

(6)	The unvested shares underlying this option award will vest in two equal annual installments beginning on June 4, 2015.

(7)	The unvested shares underlying this option award will vest in two equal annual installments beginning on December 19, 2015.

(8)	Pursuant to the terms of Mr. Weiss’s 2013 Restricted Stock Issuance Agreement of 1,979,346 shares, one-third of the restricted stock issued to Mr. Weiss vests when the Company achieves market capitalization of two, three, and four times the current market capitalization on the date of grant of the shares, but in no event earlier than three, four, and five years following the date of grant, respectively. Pursuant to the terms of Mr. Weiss’s 2014 Restricted Stock Issuance Agreement for 3,958,692 shares, 16.67% of the shares will vest on each of February 20, 2015, 2016 and 2017, and 10% of the remainder of the shares will vest upon each closing by the Company of a corporate development transaction provided that if such corporate development transaction occurs prior to February 20, 2019, vesting of such 10% of the remainder of the shares will occur on February 20, 2019, subject to Mr. Weiss’s continued employment with the Company.

OPTION EXERCISES AND STOCK VESTED

The table below sets forth information concerning the exercise of stock options during 2014 for each named executive officer. No shares of restricted stock held by any of our named executive officers vested during 2014.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Lindsay A. Rosenwald, M.D.	—	—
Lucy Lu, M.D.	—	—
George Avgerinos, M.D.	—	—
Michael E. Weiss	—	—
Kevin Horgan, M.D.	66,667	$10,544.53

(1)   The amounts reported represent market value on the date of exercise less the exercise price.

Pension Benefits

None of the Company’s named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by the Company.

Non-Qualified Deferred Compensation

On March 12, 2015, the Compensation Committee of the Board approved a deferred compensation plan (the “Plan”) for non-employee directors (“Participants”). The Plan, to be administered by the Compensation Committee, is intended to be a non-qualified benefit plan for purposes of the Employee Retirement Income Security Act of 1974, as amended.

Pursuant to the Plan, a Participant can defer all or a portion of Participant’s unearned annual fees, meeting fees and committee fees, including restricted stock and restricted stock units. Deferred cash compensation will be converted into a number of stock units, determined based upon the closing price of the Company’s common stock on the date such fees would otherwise have been payable and placed into the Participant’s deferred compensation account (“Account”). Deferred restricted stock unit grants will be converted on a share-for-share basis on the date such restricted stock units would otherwise have been payable and placed into the Participant’s Account.

On the tenth business day of January of the year following the Participant’s termination of service on the Board due to resignation, removal, failure to be re-elected or retirement, the amount of deferred compensation in the Participant’s Account will be distributed to the Participant in a lump sum payment of a number of shares of the Company’s common stock under the Plan equal to the number of whole stock units in the Account and cash in lieu of any fractional shares. Distributions from the Account may be accelerated in the event of the Participant’s death or upon a corporate transaction (as defined in the Plan).

DIRECTOR COMPENSATION IN FISCAL YEAR 2014

In October 2010, the Board of Directors adopted a compensation program for its non-employee directors, or the Non-Employee Director Compensation Policy. Pursuant to the Non-Employee Director Compensation Policy, each member of the Board who is not a Company employee and who is not otherwise receiving compensation from the Company pursuant to another arrangement, will receive an annual cash retainer of $30,000, payable quarterly, and will receive an initial option grant to purchase up to 30,000 shares of the Company’s common stock. Such stock options vest in three annual installments. In July 2011, the Non-Employee Director Compensation Policy was modified to include additional fees for committee participation whereby committee members and committee chairs will receive additional annual cash retainers of $5,000 and $10,000, respectively, payable quarterly. The Non-Employee Director Compensation Policy was further amended in February 2012 by providing for annual option grants. In February 2014, in recognition of the extra time and work which will be required of the members of the Strategic Transaction Committee, each Committee member was granted 50,000 shares of the Company’s restricted common stock pursuant to the terms of the Non-Employee Director Compensation Policy. Such shares vest in three annual installments.

The following table and related footnotes show the compensation paid to or accrued for the benefit of the Company’s non-employee directors in the fiscal year ended December 31, 2014.

Name	Fees Earned or paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
David J. Barrett	$60,000	$134,500	$—	$194,500
Jimmie Harvey, Jr., M.D.	47,500	134,500	—	182,000
Malcolm Hoenlein	35,000	80,700	—	115,700
J. Jay Lobell	67,500	134,500	—	202,000
Eric K. Rowinsky, M.D.	35,000	134,500	—	169,500

(1)	Represents director and committee fees paid for or accrued in 2014.

(2)	Amounts listed represent the aggregate fair value amount computed as of the grant date of each option and award during 2014 in accordance with FASB ASC Topic 718. On February 20, 2014, the Company granted shares of the Company’s common stock to certain of the Company’s directors pursuant to restricted stock issuance agreements executed with each such director. The shares of the Company’s common stock issued pursuant to the restricted stock issuance agreements are subject to a right of repurchase in favor of the Company, which rights lapse according to the following schedule: the Company’s right of repurchase lapses with respect to one-third of the total number of shares subject to such restricted stock issuance agreement on each annual anniversary of the applicable grant date for so long as such board member continues to serve on the Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth the indicated information as of December 31, 2014 with respect to our equity compensation plans:

Weighted-
Average
	Number of	Exercise	Number of Securities
	Securities to be	Price of	Remaining Available for
	Issued Upon	Outstanding	Future Issuance
	Exercise of	Options,	Under Equity
	Outstanding	Warrants	Compensation Plans
	Options, Warrants	and	(Excluding Securities
	and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,164,365	$4.69	1,267,720
Equity compensation plans not approved by stockholders	-	$-	-
Total	2,164,365		1,267,720

Our equity compensation plans consist of the Employee Stock Purchase Plan, Fortress Biotech, Inc. 2007 Stock Incentive Plan and the Fortress Biotech, Inc. 2013 Stock Incentive Plan, all of which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

Beneficial Security Ownership Information

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 21, 2015 unless otherwise noted below for the following:

•	each person or entity known to own beneficially more than 5% of the Company’s outstanding common stock as of the date indicated in the corresponding footnote;

•	each of the named executive officers named in the Summary Compensation Table;

•	each director and director nominee; and

•	all current directors and executive officers as a group.

Applicable percentage ownership is based on 46,794,034 shares of the Company’s common stock outstanding as of April 21, 2015 unless otherwise noted below, together with applicable options for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after April 21, 2015, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Fortress Biotech, Inc., 3 Columbus Circle, 15th Floor, New York, New York 10019.

Name and Address of Beneficial Owner	Shares Owned		Shares Under Exercisable Options (1)	Total Shares Beneficially Owned	Percentage Beneficially Owned

5% or Greater Stockholder:

DAK Capital Inc. and its affiliate	4,001,000	(2)	—	4,001,000	8.55%

Directors and Named Executive Officers:
Lindsay A. Rosenwald, M.D.	5,705,165	(3)	50,000	5,755,165	12.28
Lucy Lu, M.D.	35,631		225,000	260,631	*
George C. Avgerinos, Ph.D.	8,000		133,334	141,334	*
Eric K. Rowinsky, M.D.	150,000		218,490	368,490	*
Jimmie Harvey, Jr., M.D.	50,000		60,000	110,000	*
David J. Barrett	50,000		60,000	110,000	*
J. Jay Lobell	486,000		60,000	546,000	1.16
Malcolm Hoenlein	55,000		—	55,000	*
Michael S. Weiss	6,938,038		10,000	6,948,038	14.84
Kevin Horgan	—		—	—	*
All current executive officers and directors as a group (9 persons)	13,477,834		816,824	14,294,658	30.01%

*	Less than 1%.

(1)	Includes only options exercisable within 60 days of April 21, 2015.

(2)	Based solely on a Schedule 13-G/A filed with the SEC on February 11, 2015 by Daryl Katz, DAK Capital Inc. (“DAK”) and DAK Investments (US) Corp. (“DAK US” and together with Mr. Katz and DAK, the “Reporting Persons”). The Reporting Persons reported the following beneficial ownership: (a) 1,000,000 shares of common stock held directly by DAK, and (b) 3,001,000 shares of common stock held directly by DAK US. Mr. Katz is the sole equity owner of DAK, and DAK is the sole equity owner of DAK US. Mr. Katz, as owner and President of DAK and President of DAK US, may be deemed to beneficially own the shares of common stock held directly by DAK and DAK US, insofar as he may be deemed to have the power to direct the voting or disposition of such shares. DAK, as owner of DAK US, may be deemed to beneficially own the shares of common stock held directly by DAK US, insofar as it may be deemed to have the power to direct the voting or disposition of those shares. The principal business address of each of the Reporting Persons is 1702 Bell Tower, 10104-103 Avenue, Edmonton, AB, Canada T5J 0H8.

(3)	Includes 4,791,321 shares of which are held directly by Dr. Rosenwald, 170,983 shares of which are held by Capretti Grandi, LLC, and 742,861 shares of which are held by Paramount Biosciences, LLC (“PBS”). Dr. Rosenwald has voting and dispositive control over the shares held by Capretti Grandi, LLC and PBS. Does not include (i) 453,822 shares of common stock held by the LAR Family Trusts, (ii) 11,047 shares of common stock underlying warrants held by the LAR Family Trusts, or (iii) 1,000,000 shares of common stock held by state trusts established for the benefit of Dr. Rosenwald’s family, over which Dr. Rosenwald does not have any voting or dispositive control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Since January 1, 2014, the Company has not been a party to any transaction in which the amount involved exceeded or will exceed $120,000, and in which any of its directors, named executive officers or beneficial owners of more than 5% of the Company’s capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than as set forth immediately below and other than compensation, termination, and change-in-control arrangements, all of which are described under — Compensation Discussion and Analysis above.

Related Party Service Agreement

On April 3, 2014, the Company entered into a Shared Services Agreement with Opus Point Partners Management, LLC (“OPPM”) in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Strategic Development, are both Co-Portfolio Managers and Partners of OPPM. The Company incurred expenses of approximately $141,000 for the year ended December 31, 2014; no expense was incurred in 2013. The agreement can be terminated by either party with thirty days’ notice.

Desk Space Agreement

On October 3, 2014 the Company entered into Desk Space Agreements with OPPM and TGTX, to occupy 20% and 40%, respectively, of their New York, NY office space in the first half of 2016. These agreements require OPPM and TGTX to pay their respective share of the average annual rent of $0.5 million and $1.1 million, respectively. These initial rent allocations will be adjusted periodically, for each party, based upon the actual percentage of the office space occupied. Additionally, the Company has reserved the right to execute desk space agreements with other related and unrelated third parties and those arrangements will also affect the cost of the lease actually borne by the Company. The lease was executed by the Company to further the Company’s business strategy, which includes forming additional subsidiaries and/or affiliate companies. The lease is subject to early termination by the Company, or in circumstances including events of default, by the landlord, and includes a five-year extension option in favor of the Company. In connection with the lease the Company paid $0.2 million representing prepaid rent for the first month. Both OPPM and TGTX reimbursed the Company for their respective share of the first month’s rent; representing $0.1 million, which was recorded in other liabilities in the Consolidated Balance Sheet as of December 31, 2014. Mr. Weiss, a member of our Board of Directors, has also served as Executive Chairman, Interim Chief Executive Officer and President of TGTX since 2011.

Private Placement Financing

On November 6, 2014, the Company issued an aggregate of 2,175,000 shares of its common stock to Lindsay A. Rosenwald, its Chairman, President and Chief Executive Officer, Michael S. Weiss, its Executive Vice Chairman, Strategic Development, Malcolm A. Hoenlein, a member of its Board of Directors, and DAK Capital, an investor unaffiliated with the Company. The Company’s Board of Directors and Audit Committee approved the private placement which is exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(a)(2) thereof. The shares of Company common stock were sold at $1.61 per share, the closing price of the Company’s common stock on the NASDAQ Capital Market on November 6, 2014, and resulted in aggregate cash proceeds to the Company of $3,501,750.

Collaboration Agreement

On March 4, 2015 the Company formed a new subsidiary, Checkpoint Therapeutics, Inc. (“Checkpoint”), to develop a portfolio of fully human immuno-oncology targeted antibodies generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a professor in the Department of Cancer Immunology and AIDS at the Dana-Farber Cancer Institute (“Dana-Farber”). Dr. Marasco will chair the Scientific Advisory Board of Checkpoint. The portfolio of antibodies licensed from Dana-Farber includes antibodies targeting PD-L1, GITR and CAIX. In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Checkpoint retains the right to develop and commercialize these antibodies in solid tumors. Both programs are currently in pre-clinical development. Under the terms of the agreement, TGTX will pay Checkpoint an up-front licensing fee as well as make development and sales-based milestone payments and will pay a tiered single digit royalty on net sales. Mr. Weiss, a member of our Board of Directors, has also served as Executive Chairman, Interim Chief Executive Officer and President of TGTX since 2011.

Review, Approval or Ratification of Transactions with Related Persons

The written charter of the Audit Committee authorizes and the Nasdaq Stock Market listing rules require the Audit Committee to review and approve related-party transactions. In reviewing related-party transactions, the Audit Committee applies the basic standard that transactions with affiliates should be made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. Therefore, the Audit Committee reviews the benefits of the transactions, terms of the transactions and the terms available from unrelated third parties, as applicable. All transactions other than compensatory arrangements between the Company and its officers, directors, principal stockholders and their affiliates will be approved by the Audit Committee or a majority of the disinterested directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Independence of Directors

The Board of Directors does not have a lead independent director, but the Company believes that its current leadership structure is appropriate, as a majority of the Board is composed of independent directors. In particular, four of the Company’s current directors, Messrs. Barrett, Lobell and Hoenlein, and Dr. Harvey are independent directors as that term is defined under Rule 5605(a)(2) of the Nasdaq Stock Market listing rules. The Board has determined that all of the current members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent in accordance with Rule 5605(a)(2) of the Nasdaq Stock Market listing rules. In addition, each current member of the Audit Committee meets the independence requirements under Rule 5605(c)(2)(A) of the Nasdaq Stock Market listing rules and each member of the Compensation Committee meets the independence requirements under Rule 5605(d)(2)(A) of the Nasdaq Stock Market listing rules. The Board of Directors considers all of its members equally responsible and accountable for oversight and guidance of its activities.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Summary of Fees

The Audit Committee has adopted policies and practices relating to the pre-approval of all audit and non-audit services that are to be performed by the Company’s registered public accounting firm. This policy generally provides that the Company will not engage the registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below. From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its registered public accounting firm during the next 12 months. Any pre-approval is detailed as to the particular service or type of services to be provided and is subject to a maximum dollar amount.

On April 2, 2014, the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm. Both the Company’s Audit Committee and its Board of Directors participated in and approved this decision. That same day, the Company’s Audit Committee and its Board approved the engagement of EisnerAmper LLP as its new independent registered public accounting firm. During the Company’s fiscal year ended December 31, 2013 and through April 2, 2014, the Company did not consult with EisnerAmper LLP regarding any matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

The following table summarizes the aggregate fees PwC billed the Company for professional services rendered to the Company in 2013 and 2014 and EisnerAmper LLP billed the Company for professional services rendered to the Company in 2014. A description of these various fees and services are in the footnotes to the table.

	Years Ended December 31,
	2013	2014
Audit Fees(1)	$513,000	$353,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	2,800	2,800
Total	$515,800	$355,800

(1)	Audit Fees — This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. The decrease in audit fees from 2013 to 2014 is primarily due to fewer transactions and lower fees.

(2)	Audit-Related Fees — This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees — This category consists of tax compliance, tax advice, and tax planning work.

(4)	All Other Fees — This category consists of fees for other miscellaneous items, which in 2013 and 2014 consisted of two licenses for accounting compliance software.

The Audit Committee has considered whether and determined that the provision of the non-audit services rendered to the Company during 2013 and 2014 was compatible with maintaining the independence of PwC and EisnerAmper LLP.

The Audit Committee Members:

David J. Barrett, Chairman

Jimmie Harvey, Jr., M.D.

J. Jay Lobell

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(3) Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (L. Rosenwald).				X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (L. Lu).				X

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (L. Rosenwald).				X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (L. Lu).				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTRESS BIOTECH, INC.

Date: April 30, 2015	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D. Chairman, President and Chief Executive Officer

