Form 10-Q
period 2015-03-31
Fortress Biotech, Inc.
filed 2015-05-11
CIK 1429260

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from __________ to__________.

Commission File Number 001-35366

FORTRESS BIOTECH, INC.

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

As of May 11, 2015, there were 46,819,034 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Condensed Consolidated Balance Sheets

($ in thousands except for share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48,928	$49,759
Marketable securities, at fair value (Note 3)	20,005	20,002
Prepaid expenses and other current assets	680	702
Total current assets	69,613	70,463
Property & equipment, net	46	52
Restricted cash	14,586	14,586
Long-term investment, at fair value (Note 11)	3,945	4,160
Intangible asset license (Note 6)	1,250	—
Other assets	1,011	70
Total Assets	$90,451	$89,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$664	$366
Interest payable	26	28
Accrued expenses	5,238	3,683
Total current liabilities	5,928	4,077
Notes payable, long-term	24,009	14,009
Other long-term liabilities	327	722
Total Liabilities	30,264	18,808
Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 46,819,034 and 46,494,034 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	47	46
Additional paid-in capital	213,890	212,205
Accumulated deficit	(153,784)	(141,728)
Total Stockholders’ Equity Attributable to the Company	60,153	70,523
Non-controlling interest (Note 5)	34	—
Total Stockholders’ Equity	60,187	70,523
Total Liabilities and Stockholders’ Equity	$90,451	$89,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Formerly Coronado Biosciences, Inc.)

($ in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2015	2014
Revenue:
Licence fees, from a related party	$500	$—

Operating expenses:
Research and development	1,642	4,487
Research and development – licenses acquired	7,439	—
General and administrative	3,490	2,095
Total operating expenses	12,571	6,582
Loss from operations	(12,071)	(6,582)
Other income (expense):
Interest and other income	82	178
Interest expense	(331)	(966)
Change in fair value of investments	(215)	—
Total other income (expense)	(464)	(788)
Net loss	(12,535)	(7,370)
Less: Net loss attributable to non-controlling interest	(479)	—
Net loss attributable to common shareholders	$(12,056)	$(7,370)

Basic and diluted net loss per common share	$(0.31)	$(0.21)
Weighted average common shares outstanding—basic and diluted	38,574,702	35,900,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Formerly Coronado Biosciences, Inc.)

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,535)	$(7,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Subsidiary shares issued for licences and expensed	513	—
Stock-based compensation expense	1,470	1,135
Noncash interest expense	188	515
Depreciation expense	6	5
Asset impairment and lease abandonment charges	—	723
Change in fair value of investments	215	—
Unrealized gain on marketable securities	(2)	—
Realized gain on marketable securities	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	22	(12)
Interest payable	(2)	(84)
Accounts payable and accrued expenses	1,853	(588)
Other long term liabilities	(500)	—
End of term charge Hercules Note	—	(398)
Other	(61)	—
Net cash used in operating activities	(8,834)	(6,074)
Cash flows from investing activities:
Purchase of investments, long-term	—	(250)
Purchase of license	(1,250)	—
Payment to related party – CB Pharma Acquisitions Corp	(108)	—
Net cash used in investing activities	(1,358)	(250)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	—	481
Payment of costs related to the issuance of Common Stock	—	(32)
Proceeds from the exercise of stock options	216	—
Payment of Hercules Note	—	(13,655)
Proceeds from IDB Note	—	14,009
Payment of debt issue costs associated with IDB Note	—	(9)
Proceeds from NSC Note	10,000	—
Payment of debt issue costs associated with NSC Note	(855)	—
Transfer of restricted cash	—	(14,009)
Net cash provided by/(used in) financing activities	9,361	(13,215)
Decrease in cash and cash equivalents	(831)	(19,539)
Cash and cash equivalents—beginning of period	49,759	99,521
Cash and cash equivalents—end of period	$48,928	$79,982

Supplemental disclosure of cash flow information:
Cash paid for interest	$80	$534
Supplemental disclosure of non-cash financing and investing activities:
Issuance of Restricted Stock	$1	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc., formerly Coronado Biosciences, Inc. (“Fortress” or “the Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products.  Fortress plans to develop and commercialize products that it acquires both directly as well as indirectly by establishing subsidiary companies, also known as Fortress Companies.  The Company will leverage its biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies achieve their goals.  Additionally, the Company will provide funding and management services to each of the Fortress Companies and, from time to time, the Company and the Fortress Companies will seek licensing, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

As of March 31, 2015, the Company has several consolidated Fortress Companies, which contain product licenses, Journey Medical Corporation (“JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”) and Mustang Bio, Inc. (“Mustang”) and other consolidated Fortress subsidiaries, which have minimal activity: Avenue Therapeutics, Inc. (“Avenue”), Innmune Limited, CB Securities Corporation (holds marketable securities), Cyprium Inc., and Altamira Bio Inc.

Fortress

Epidermal Growth Factor Receptors (“EGFR”) Inhibitors

In March 2015, the Company entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd Generation EGFR inhibitors on a worldwide basis other than certain Asian countries. The program is currently in pre-clinical development. Under the terms of the agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million included in research and development licenses acquired on the Condensed Consolidated Statement of Operations and will also make development and sales-based milestone payments and will pay a tiered single digit royalty on net sales.

IV Tramadol

In February 2015, the Company purchased an exclusive license to an intravenous (“IV”) formulation of Tramadol for the U.S. market from Revogenex Ireland Ltd (“Revogenex”), a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license included in research and development licenses-acquired on the Condensed Consolidated Statement of Operations, with an additional $1.0 million due 120 days later and after receiving all the assets acquired in this agreement. Under the terms of the agreement Revogenex is eligible to receive additional milestone payments upon the achievement of certain development milestones, in addition to royalty payments for sales of the product. Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the United States. In connection with this purchase, the Company formed a Fortress subsidiary, Avenue, to acquire, in-license, develop and commercialize products principally for use in the U.S. hospital market. The Company will transfer the Revogenex license to Avenue during the first half of 2015.

Avenue plans to initiate a Phase III development program of IV Tramadol for the management of post-operative pain later this year. Under the terms of the agreement, the Company and Avenue will assume sole responsibility for the development and commercialization of IV Tramadol in the United States. In addition to IV Tramadol, Avenue plans to seek additional products.

Fortress Companies

Checkpoint Therapeutics, Inc.

License Agreement with Dana-Farber Cancer Institute

In March 2015 the Company announced the formation of a Fortress Company, Checkpoint, to develop a portfolio of fully human immuno-oncology targeted antibodies generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a Professor in the Department of Cancer Immunology and AIDS at the Dana-Farber Cancer Institute (“Dana-Farber”). Dr. Marasco will chair the Scientific Advisory Board of Checkpoint, for which Checkpoint granted Dr. Marasco 1,500,000 shares of restricted stock and will be paid $0.2 million a year paid quarterly for these services. Under the terms of the agreement, Checkpoint paid Dana-Farber an up-front licensing fee of $1.0 million included in research and development licenses acquired on the Condensed Consolidated Statement of Operation and in addition will pay development and sales-based milestone payments and royalties on net sales. The portfolio of antibodies licensed from Dana-Farber includes antibodies targeting Programmed-death Ligand 1 (“PD-L1”), glucocorticoid-induced TNFR-related protein (“GITR”) and carbonic anhydrase 9 (“CAIX”). Checkpoint plans to develop these novel immuno-oncology and checkpoint inhibitor antibodies on their own and in combination with each other, as data suggest that combinations of these targets can work synergistically together. We expect clinical trials to start in the second half of next year.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

An independent consultant valued the restricted stock Checkpoint granted to Dr. Marasco utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a value of $0.10 per share. Under the terms of the stock grant, the shares vest 25% on the first anniversary of the grant date and monthly thereafter for 48 months. At March 31, 2015, we recorded expense of approximately $3,000 in research and development expense on the Condensed Consolidated Statement of Operations.

Collaboration Agreement with TG Therapeutics

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TG Therapeutics, Inc. (“TGTX”) to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Michael Weiss, the Company’s Executive Vice Chairman, Strategic Development is also Co-Portfolio Manager and a Partner of Opus Point Partners Management, LLC (“OPPM”) with Dr. Rosenwald the Company’s Chairman and Chief Executive Officer. Further, Michael Weiss is the Executive Chairman, Interim President and Chief Executive Officer and a stockholder of TGTX. Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Both programs are currently in pre-clinical development. Under the terms of the agreement, TGTX paid Checkpoint $0.5 million, representing an up-front licensing fee, and will make additional development and sales-based milestone payments as well as pay a tiered single digit royalty on net sales. During the three months ended March 31, 2015, the Company recognized $0.5 million in revenue from its collaboration agreement with TGTX in the Condensed Consolidated Statement of Operations.

Mustang Bio, Inc.

License Agreement with the City of Hope

In March 2015, the Company formed Mustang to develop immunotherapies based on Chimeric Antigen Receptor Technology (“CAR-T”) and Mustang entered into a license agreement with the City of Hope (“COH”) to acquire such technology. Pursuant to the agreement Mustang paid COH an upfront fee of $2.0 million, in April 2015, included in research and development-licenses acquired expense, and granted 1,000,000 shares of Mustang common stock, representing 10% of Mustang, with additional milestones due to COH upon the achievement of certain development goals and royalty payments for sales of the product. In addition, Mustang entered into a Sponsored Research Agreement with the COH in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years.

An independent consultant valued the stock grant to the COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a $0.26 value per share or $0.3 million and is included in research and development-licences acquired expense on the Condensed Consolidated Statement of Operations.

Coronado SO Company

License Agreement

In February 2015, Coronado SO entered into an exclusive license agreement with a third party for a topical product used in the treatment of Hand-Foot Syndrome, a common painful side effect of chemotherapeutics. Coronado SO paid $0.9 million upfront, included in research and development-licenses acquired expense, issued a stock grant of 150,000 shares of common stock or 13% of Coronado SO and will pay $0.9 million nine months from the execution date. Additional milestone payments are due upon the achievement of certain development milestones and royalties will become due on sales of the product.

An independent consultant valued the stock grant to the third party utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a $1.67 value per share or $0.2 million, included in research and development-licenses acquired expense.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Journey Medical Corporation

License Agreement

In March 2015, JMC entered into a license and supply agreement to acquire rights to distribute a dermatological product for the treatment of acne. JMC made an upfront payment of $1.2 million capitalized as Intangible Asset License and will incur another fee of $0.7 million upon receipt of the product. Further payments will be made based on a revenue sharing arrangement. (Note 6)

2. Summary of Significant Accounting Policies

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

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date. The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission, or SEC, on March 16, 2015.

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Innmune Limited, Coronado SO., Cyprium Inc., Altamira Bio Inc, JMC, CB Securities Corporation, Avenue Checkpoint and Mustang. All intercompany balances and transactions have been eliminated.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of March 31, 2015, the Company has $14.6 million of restricted cash securing a note payable of $14.0 million and a pledge to secure a letter of credit in connection with a new lease of $0.6 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities. The carrying value of the amount owed to Ovamed upon the acquisition of certain manufacturing rights in December 2012 under the amendment to our sublicense agreement with Ovamed included in current liabilities in the March 31, 2015 Consolidated Balance Sheet and both current liabilities and long-term liabilities in the December 31, 2014 Consolidated Balance Sheet, has been recorded at its net present value, which approximates its fair value. (See Note 11).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the three month period ended March 31, 2014, in relation to the abandonment of its lease in Woburn, MA, the Company recorded an impairment loss of $0.4 million as a result of the write-off of its construction in progress long-lived asset.

Investments at Fair Value

The Company elected the fair value option for its investment in a third-party company developing a laser device to treat migraine headaches, and its investment in CB Pharma Acquisitions Corp (“CB Pharma”). As of March 31, 2015 the fair value of these investments approximate $3.9 million. (See Note 11).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as a change in fair value of financial instruments, net, in the Condensed Consolidated Statements of Operations.

Revenue Recognition

The Company recognizes revenue for the performance of services or the shipment of products when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company follows ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the recognition of revenue under our collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, (iii) drug product manufacturing, and/or (iv) participation on joint research and/or joint development committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

ASC 605-25 provides guidance relating to the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.

To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit utilizing the relative selling price method. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the Condensed Consolidated Balance Sheet and recognized as revenue in the Condensed Conslidated Statement of Operations when the related revenue recognition criteria are met.

Intangible Asset License

The Company records the costs of acquired product license rights as intangible asset licenses in the Condensed Consolidated Balance Sheets. Upon commencement of product sales, license rights will be amortized over the expected life of the product into product expense in the Condensed Consolidated Statement of Operations. As of March 31, 2015, product sales of the Company’s intangible asset license had not yet commenced. (See Note 6).

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. (see Note 5).

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015. The Company does not anticipate that the adoption of ASU No. 2015-03 will have a material effect on its financial position or results of operations.

In the first quarter of 2015, the Company adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company’s adoption of ASU No. 2014-08 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. We are also evaluating the effect that ASU No. 2014-09 will have on our financial statements and related disclosures.

3. Marketable Securities

Marketable securities, classified as trading, consist of the following:

	As of March 31, 2015
	Amortized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair value
U.S. treasury bill	$19,999	$1	$—	$20,000
Mutual fund	4	1	—	5

	$20,003	$2	$—	$20,005

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2014
	Amortized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair value
U.S. treasury bill	$19,998	$—	$—	$19,998
Mutual fund	4	—	—	4
	$20,002	$—	$—	$20,002

The contractual term to maturity of all marketable securities held by the Company as of March 31, 2015 is less than one year.

4. Licenses Acquired

Licenses Acquired

In accordance with ASC 730-10-25-1 Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The assets purchased by the Company, Mustang, Checkpoint and Coronado SO require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. Accordingly, the total purchase price of $7.4 million, broken out as follows, was reflected as Research and Development-licenses acquired in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2015:

($ in thousands)	For the Three Months Ended March 31, 2015
Fortress:
EGFR inhibitors	$1,000
IV Tramadol	2,000
Fortress Companies:
Mustang	2,260	(1)
Checkpoint	1,000
Coronado SO	1,179	(2)
Total	$7,439

(1)	Mustang: $2.0 million in cash and $260,000 of Mustang shares issued in connection with acquiring the license.
(2)	Coronado SO: $929,000 in cash and $250,000 of Coronado SO shares issued in connection with acquiring the license.

5. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows

($ in thousands)	As of March 31, 2015
	Mustang	Checkpoint	Coronado SO	Total
Issuance of common stock to non-controlling interest holders	$260	$3	$250	$513
Net loss attributed to non-controlling interest	(226)	(93)	(160)	(479)
Non-controlling interests in consolidated entities	$34	$(90)	$90	$34

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

The components of non-controlling interests in loss of consolidated entities is a follows:

($ in thousands)	For the three months-ended March 31, 2015
	Mustang	Checkpoint	Coronado SO	Total
Non-controlling interests in loss of consolidated entities	$(226)	$(93)	$(160)	$(479)
Non-controlling ownership (See Note 4)	10%	15%	13%

6. Intangible Asset License

Journey Medical Corporation

In March 2015, JMC entered into a license and supply agreement to acquire rights to distribute a dermatological product for the treatment of acne. JMC made an upfront payment of $1.2 million and will incur another fee of $0.7 million upon receipt of the product. Further payments will be made based on a revenue sharing arrangement.

We recorded the upfront payment as an intangible asset on the Condensed Consolidated Balance Sheets as of March 31, 2015 and will amortize it over the deemed life of the product or agreement, whichever is shorter, upon the commencement of sales, which we expect will commence in the fourth quarter of 2015.

7. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Common Stock and Common Stock equivalents outstanding for the period.

A calculation of basic and diluted net loss per share follows:

($ in thousands except share and per share amounts)	For the three months ended March 31,
	2015	2014
Net loss	$(12,056)	$(7,370)
Weighted-average common stock outstanding—for basic and diluted net loss per share	38,574,702	35,900,596
Basic and diluted net loss per share attributed to the Common Stockholders	$(0.31)	$(0.21)

Included in Common Stock issued and outstanding as of March 31, 2015 are 7,704,269 shares of unvested restricted stock, which is excluded from the average weighted Common Stock outstanding since its effect would be anti-dilutive.

The Company’s potential dilutive securities which consist of unvested restricted stock, options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average Common Stock outstanding used to calculate both basic and diluted net loss per share is the same.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive:

	For the three months ended March 31,
	2015	2014
Warrants to purchase Common Stock	685,061	711,895
Options to purchase Common Stock	2,157,699	2,583,812
Unvested Restricted Stock	6,584,943	5,009,512
Unvested Restricted Stock Units	2,722	—
	9,430,425	8,305,219

8. Debt and Interest

Debt

NSC Note

In March 2015, the Company closed a private placement of a promissory note for $10 million through National Securities Corporation (the “NSC Note”). The Company used the proceeds from the NSC Note to acquire medical technologies and products. The note matures in 36 months, provided that during the first 24 months the Company can extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings, Inc., acted as the sole placement agent for the NSC Note. The Company paid NSC a fee of $0.9 million during the three months ended March 31, 2015, in connection with the note. At March 31, 2015 we recorded the fee as a deferred financing cost on the Condensed Consolidated Balance Sheet and will amortize it over the life of the NSC Note.

The NSC Note allows the Company to transfer a portion of the proceeds from the note to a Fortress Company upon the completion by the subsidiary of an initial public offering in which the Fortress Company raises sufficient equity capital so that it has cash equal to five times the amount of the portion of the proceeds of the NSC Note so transferred. At the time of transfer the Company’s obligation under the NSC Note will be reduced by the amount transferred.

In connection with this transfer NSC will receive a warrant to purchase the subsidiary’s stock equal to 25% of that subsidiary’s proceeds raised in the initial public offering divided by the lowest price the subsidiary sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress Company’s common stock. As of March 31, 2015, no portion of the proceeds have been transferred to a Fortress Company and therefore, there are no warrants issued to NSC.

Israel Discount Bank Note (“IDB Note”)

At March 31, 2015, the Company had $14.0 million outstanding under the IDB Note. Effective March 31 2015, the Company extended the maturity date to February 2017. The Company pays interest only on the note through maturity.

Debt consists of the following:

($ in Thousands)	As of	As of	Interest
	March 31, 2015	December 31, 2014	Rate	Maturity
IDB Note	$14,009	$14,009	2.25%	Feb - 2017
NSC Note	10,000	—	8.00%	Mar - 2018
Total long-term debt	$24,009	$14,009

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Interest

Interest expense for the three months ended March 31, 2015 and 2014, was $0.3 million and $1.0 million, respectively. During the three month period ended March 31, 2014, interest expense related to the Hercules Note was $0.8 million, including $0.4 million related to accretion of the debt discount, and $44,000 related to the amortization of financing costs, respectively. For the three-month period ended March 31, 2015 and 2014, borrowings under the IDB Note were $14.0 million, respectively, and interest expense incurred was $71,300 and $42,000, with $1,000 related to the amortization of financing cost in 2015 and none in 2014, respectively. For the three-month period ended March 31, 2015 interest related to the NSC Note was $72,300 and $20,000 related to the amortization of financing costs.

9. Property and Equipment

Property and equipment consisted of the following:

($ in thousands)	Useful Life (Years)	As of March 31, 2015	As of December 31, 2014
Computer equipment	3	$13	$13
Furniture & fixtures	5	69	69
Leasehold improvements	5	12	12
Total property and equipment		94	94
Less: Accumulated depreciation		(48)	(42)
Property and equipment, net		$46	$52

Depreciation expense for the three months ended March 31, 2015 and 2014 was $6,000 and $5,000, respectively.

10. Accrued Expenses and Other Long-Term Liabilities

In December 2012, the Company acquired certain manufacturing rights from Ovamed GmbH (“Ovamed”) and agreed to pay an aggregate of $1.5 million, in three installments of $0.5 million on December 12, 2014, 2015 and 2016, respectively. As of March 31, 2015, the Company had not made any payments to Ovamed. On February 27, 2015, Ovamed, the Company’s supplier and manufacturer of TSO, filed for insolvency in Germany, a process similar to U.S. bankruptcy. The accrual is recorded on the Company’s Condensed Consolidated Balance Sheets as a current accrued expense of $1.5 million as of March 31, 2015, as a result of the bankruptcy notification. This obligation was recorded at its full value; accretion of the obligation was $166,000 and $37,000 for the three month period ended March 31, 2015 and 2014, respectively, and is recorded as interest expense. As of April 2015, the Company terminated all on-going TSO trials.

Accrued expenses and other long-term liabilities consisted of the following:

	As of March 31, 2015	As of December 31, 2014
Accrued expenses:
Salaries, bonuses and related benefits	$376	$598
Severance	5	38
Professional fees	238	837
Research and development expenses	710	832
Ovamed manufacturing rights – short-term component	1,500	1,000
Payable to COH (Note 5)	2,000	—
Short-term lease abandonment charge	165	165
Other	244	213
Total accrued expenses	$5,238	$3,683
Other long-term liabilities:
Ovamed manufacturing rights – long-term component	—	334
Long-term lease abandonment charge	207	268
Deferred rent	120	120
Total other long-term liabilities	$327	$722

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

 11. Investment at Fair Value

From time to time, the Company invests in marketable securities, which are classified as trading securities and are stated at fair value as determined by quoted market prices. As of both March 31, 2015 and December 31, 2014, the Company held approximately $20.0 million in marketable securities, which consisted of a U.S. treasury bill and mutual funds.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

The fair value of the Company’s investment of $250,000 in a third-party company developing a laser device to treat migraine headaches, approximated cost, as of March 31, 2015 and December 31, 2014. During the quarter the Company evaluated operating results and other qualitative and quantitative factors pertaining to this investment to arrive at this determination.

As of March 31, 2015, the Company valued its investment in CB Pharma utilizing the following assumptions for the insider shares: volatility of 25.6%, and no dividend rate; yielding an underlying value of $2.73 per ordinary share for the insider shares and $2.90 per ordinary share for the private placement units. The rights and warrants were valued utilizing a binomial-lattice model which assumes a volatility of 25.6%, a risk free rate of return of 1.37% and a strike price of $11.50 per share, and applied a probability factor (implied likelihood of a successful business combination occurring within 18 months from the IPO date) arriving at an estimated value of $0.75 for each warrant and $0.91 for each right. Based upon the valuation, the Company recorded a change in fair-value of investment of $0.2 million; decreasing the fair value of the investment to $3.7 million as of March 31, 2015. As of March 31, 2015, CB Pharma had net assets, including ordinary shares subject to possible redemption, of approximately $38.0 million. Operations since inception have been insignificant. The Company has a working capital commitment of up to $0.5 million to fund CB Pharma Operations, of which $0.1 million has been paid. As of March 31, 2015, the fair value of this commitment was insignificant.

The following tables classify into the fair value hierarchy financial instruments measured at fair value on a recurring basis in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

	Fair Value Measurement as of March 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. treasury bills	$20,000	$—	$—	$20,000
Mutual funds	5	—	—	5
Total marketable securities	20,005	—	—	20,005
Long-term investments, at fair value	—	—	3,945	3,945
Total	$20,005	$—	$3,945	$23,950

	Fair Value Measurement as of December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. treasury bills	$19,998	$—	$—	$19,998
Mutual funds	4	—	—	4
Total marketable securities	20,002	—	—	20,002
Long-term investments, at fair value	—	—	4,160	4,160
Total	$20,002	$—	$4,160	$24,162

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments, as of March 31, 2015:

	Fair Value of Investments
	Short-term	Long-term
($ in thousands)	Other	Other	CB Pharma	Total
Balance at December 31, 2014	$—	$250	$3,910	$4,160
Purchases	—	—	—	—
Change in fair value of investment	—	—	(215)	(215)
Balance at March 31, 2015	$—	$250	$3,695	$3,945

As of March 31, 2015 and December 31, 2014, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

12. Common Stock

Stock-based Compensation

As of March 31, 2015, the Company had three equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan, the Fortress Biotech, Inc. 2013 Stock Incentive Plan, and the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan.

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
($ in thousands)	2015	2014
Employee awards	$1,463	$1,122
Non-employee awards	7	13
Total stock-based compensation expense	$1,470	$1,135

For the three months ended March 31, 2015 and 2014, $0.3 million was included in research and development expenses and $1.2 million was included in general and administrative expenses and $0.3 million was included in research and development expenses and $0.8 million was included in general and administrative expenses, respectively.

The following table summarizes stock option activity:

	Outstanding Options			Weighted
($ in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Average Remaining Contractual Life (in years)
Options vested and expected to vest at December 31, 2014	2,164,365	$4.69	$—	7.38
Options granted	—	—	—
Options exercised	(100,000)	2.15	170
Options cancelled	—	—	—
Options vested and expected to vest at March 31, 2015	2,064,365	$4.82	$—	7.20
Options vested and exercisable	1,681,032	$4.58	$—	7.00

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes restricted stock award and restricted stock unit activity:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2014	8,287,384	$2.33
Restricted stock granted	200,000	3.04
Restricted stock vested	(783,115)	2.43
Restricted stock units granted	61,000	2.34
Restricted stock units vested	(25,000)	2.19
Unvested balance at March 31, 2015	7,740,269	$2.34

As of March 31, 2015, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards and restricted stock units of $0.9 million and $15.6 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 0.5 years and 2.76 years, respectively.

Warrants

As of March 31, 2015 and December 31, 2014 the Company had vested warrants to purchase 685,061 shares of common stock with a weighted average exercise price of $6.85.

Deferred Compensation Plan

On March 12, 2015, the Company’s Compensation Committee approved the Deferred Compensation Plan allowing all non-employee directors the opportunity to defer all or a portion of their fees or compensation, including restricted stock and restricted stock units. During the three months ended March 31, 2015, certain non-employee directors elected to defer 250,000 restricted stock awards under this plan.

Employee Stock Purchase Plan

As of March 31, 2015, 63,194 shares have been purchased and 136,806 shares are available for future sale under the Employee Stock Purchase Plan (“ESPP”). The Company recognized share-based compensation expense related to this plan of $9,000 and $6,000 for the three months ended March 31, 2015 and 2014, respectively.

13. Related Party Note

Related Party Service Agreement

On April 3, 2014, the Company entered into a Shared Services Agreement with OPPM in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice Chairman, Strategic Development, are both Co-Portfolio Managers and Partners of OPPM. The Company incurred expense of approximately $40,000 under this agreement for the three months ended March 31, 2015, no expense was incurred in 2014. The agreement can be terminated by either party with thirty days’ notice.

Checkpoint Collaboration Agreement with TGTX

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. In connection with this Agreement TGTX paid an upfront fee of 0.5 million for the three months ended March 31, 2015. (Note 1)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

14. Subsequent Events

On April 27, 2015, the Company changed its name from Coronado Biosciences, Inc. to Fortress Biotech, Inc.

On April 20, 2015, the Company decided to no longer pursue the development of TSO. As a result, the Company terminated all on-going TSO trials including its Phase 2A clinical trial in pediatric patients with autism spectrum disorder. A preliminary analysis of data from this trial failed to demonstrate any signal of activity.

On April 2, 2015, the Company formed a new subsidiary company, DiaVax Biosciences (“DiaVax”), to develop novel immunotherapies for the prevention and treatment of cytomegalovirus (“CMV”), a common virus that affects people of all ages. Under the agreement with City of Hope, DiaVax secured worldwide rights for an upfront payment of $0.2 million for two T-cell immunotherapeutic vaccines for controlling CMV in allogeneic hematopoietic stem cell transplant (HSCT) and solid organ transplant (SOT) recipients. Known as Triplex and PepVax, the programs are expected to enter Phase II clinical studies later this year and are supported by grants from the National Cancer Institute. In connection with the licensing of Triplex and PepVax, DiaVax further entered into an option agreement with City of Hope for exclusive worldwide rights to Pentamer, a universal immunotherapeutic vaccine being developed for the prevention of CMV transmission in utero. If DiaVax exercises its option, and successfully develops and commercializes PepVax, Triplex and Pentamer, City of Hope will receive additional milestone and other payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “Fortress” refer to Fortress Biotech, Inc. and its subsidiaries.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Since inception on June 28, 2006, Fortress Biotech, Inc., formerly known as Coronado Biosciences, Inc., has been a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. Our plan is to develop and commercialize products that we acquire both directly, as well as, indirectly though our subsidiary companies, also known as Fortress Companies. We plan to maintain direct ownership of product rights and revenues as well as receive royalties. We will leverage our biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies achieve their goals. Additionally, we will provide funding and management services to each of the Fortress Companies and, from time to time, we will seek licensing, partnerships, joint ventures, and/or public and private financings to accelerate and provide additional funding to support research and development for its products under development .

Business Strategy

Our overriding business strategy is to create a portfolio of marketed products and products under development that provide us a diversified long-term revenue stream. We plan to maintain an economic interest in our development programs through royalty rights and, through our equity stakes in the Fortress Companies, will have an economic interest in any products that the Fortress Companies develop. Each of the Fortress Companies will have dedicated management teams as well as a management services arrangement with us to ensure consistent management and drug development quality across the Fortress Companies.

We are therapeutic area agnostic, which provides maximum flexibility, allowing us to invest in a broad array of new technologies with clinical and commercial potential. Our streamlined management structure and extensive experience in structuring deals enables us to quickly take advantage of time-sensitive opportunities and provides us with a range of options to select from what we believe is the most advantageous corporate or financial structure for the development of each product candidate. Over time, our novel approach is also expected to provide opportunities to achieve synergies across the Fortress Companies and we encourage collaboration and sense of team work among employees of the Fortress Companies. We believe leveraging skills and expertise from the Company and each of the Fortress Companies will accelerate drug development and promote best practices.

Recent Events

In April 2015, we changed our name to Fortress Biotech, Inc.

In April 2015, we decided to no longer pursue the development of TSO. As a result, we terminated all on-going TSO trials including its Phase 2A clinical trial in pediatric patients with autism spectrum disorder. A preliminary analysis of data from this trial failed to demonstrate any signal of activity.

In April 2015, we formed a new subsidiary, DiaVax Biosciences (“DiaVax”), to develop novel immunotherapies for the prevention and treatment of cytomegalovirus (“CMV”), a common virus that affects people of all ages. Also, in April 2015, DiaVax entered into an agreement with the City of Hope. for worldwide rights for two T-cell immunotherapeutic vaccines for controlling CMV in allogeneic hematopoietic stem cell transplant (“HSCT”) and solid organ transplant (“SOT”) recipients for an upfront payment of $0.2 million. Known as Triplex and PepVax, the programs are expected to enter Phase II clinical studies later this year and are supported by grants from the National Cancer Institute. In connection with the licensing of Triplex and PepVax, DiaVax further entered into an option agreement with City of Hope for exclusive worldwide rights to Pentamer, a universal immunotherapeutic vaccine being developed for the prevention of CMV transmission in utero. If DiaVax exercises its option, and successfully develops and commercializes PepVax, Triplex and Pentamer, City of Hope will receive additional milestone and other payments.

Results of Operations

General

To date, we have revenues of $0.5 million from a licensing agreement between our subsidiary Checkpoint and TG Therapeutics, Inc. (“TGTX”), an affiliated entity, and, at March 31, 2015, we had an accumulated deficit of $153.8 million primarily as a result of research and development expenses, purchases of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Research and Development Expenses

Conducting research and development has been central to our business. For the three months ended March 31, 2015 and 2014, research and development expenses were $1.6 million and $4.5 million, respectively. Additionally, we expensed for the three months ended March 31, 2015, $7.4 million in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2015 and 2014, was $0.3 million and $0.3 million, respectively. Research and development expenses consist primarily of:

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

For the three months ended March 31, 2015 and 2014, direct, external development costs incurred for our TSO product development program were $0.2 million and $1.3 million, respectively. For the three months ended March 31, 2015 and 2014, direct, external development costs incurred for our CNDO-109 product development program were $0.2 million and $0.4 million, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. Noncash, stock-based compensation expense included in general and administrative expenses for the three months ended March 31, 2015 and 2014, was $1.2 million and $0.8 million, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;

•	support of business development activities; and

•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of three months ended March 31, 2015 and 2014

	For the three months ended March 31,		Change
($ in thousands)	2015	2014	$	%
Revenue:
License fees from a related party	$500	$—	500	100%
Operating expenses:
Research and development	1,642	4,487	(2,845)	(63)%
Research and development – licenses acquired	7,439	—	7,439	100%
General and administrative	3,490	2,095	1,395	67%
Loss from operations	(12,071)	(6,582)	(5,489)	83%
Interest income	82	178	(96)	(54)%
Interest expense	(331)	(966)	635	(66)%
Change in fair value of investments	(215)	—	(215)	100%
Net loss	$(12,535)	$(7,370)	(5,165)	70%
Less: Non-controlling interest	(479)	—	(479)	(100)%
Net loss attributable to Common Stockholders	$(12,056)	$(7,370)	(4,686)	64%

Revenue of $0.5 million for the three months ended March 31, 2015 was from license fees pursuant to an agreement between TGTX and Checkpoint.

Research and development expenses decreased $2.8 million, or 63%, from the three months ended March 31, 2014 to the three months ended March 31, 2015. This decrease was primarily due to a $1.2 million reduction in TSO product development costs related to the wind down of Phase 2 of the TRUST-I trial and reduced development activities. In addition, personnel costs decreased by $0.5 million which was primarily comprised of a $0.4 million reduction in salary and benefits as a result of severance recorded in 2014. Cost related to manufacturing activities decreased by $1.0 million primarily due to a one-time charge of $0.7 million related to the decision to delay manufacturing of TSO in the Woburn, MA facility in 2014, as well as, a decrease in the use of consultants. We expect to incur expenses related to our research and development efforts going forward with existing product candidates as well as potentially acquired new products.

During the three months ended March 31, 2015, we invested $7.4 million in new research and development programs with various partners. This increase was primarily due to the purchase by Mustang Bio, Inc. (“Mustang”) of Chimeric Antigen Receptor Technology from the City of Hope Beckman Research Institute for $2.2 million, Checkpoint’s payment of $1.0 million for the license to develop a portfolio of fully human immuno-oncology targeted antibodies, Coronado SO Corporation’s licensing of 1UO for $1.2 million and our in-licensing of IV Tramadol for $2.0 million and EGFR Inhibitors for $1.0 million.

General and administrative expenses increased $1.4 million, or 67%, from the three months ended March 31, 2014 to the three months ended March 31, 2015, largely due to a $0.5 million increase in costs related to the development of a sales and marketing infrastructure for our dermatology subsidiary Journey Medical Corporation (“JMC”), and $0.5 million of expenses related to our business development activity. In addition salaries and benefits increased by $0.2 million as a result of headcount increases related to business development and stock-based compensation expense increased by $0.4 million due to restricted stock grants made to our Chief Executive Officer, our Executive Vice Chairman of Strategic Development and the independent members of our board of directors in the first quarter of 2014, partially offset by a $0.2 million decrease in professional fees.

Interest expense in 2015 primarily relates to interest on the IDB Note, while in 2014 we incurred $0.8 million of expense in connection with our loan with Hercules of which $0.3 related to the early payment penalty. The decrease in interest income in 2015 compared to the same period last year was primarily due to on average lower cash balances for the period. The change in fair value of investments primarily relates to the decrease in value of our investment in CB Pharma of $0.2 million.

The non-controlling interest of $0.5 million relates to the minority share of expenses in Checkpoint, Mustang and Coronado SO Corp.

Liquidity and Capital Resources

For the three months ended March 31, 2015, we have funded our operations through cash on hand and the sale of debt and option exercises, aggregating $10.2 million of gross proceeds. At March 31, 2015, we had cash and cash equivalents of $48.9 million, plus marketable securities of $20.0 million and restricted cash of $14.6 million, of which $14.0 million is securing the IDB Note and $0.6 million of which is securing a letter of credit used as a security deposit for the New York, NY lease that became effective on October 3, 2014.

In March 2015, we closed a private placement of a promissory note for $10.0 million. We intend to use the proceeds from the offering to continue to acquire medical technologies and products and create subsidiaries in which we can advance those technologies and products.

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

Cash Flows for the Three Months Ended March 31, 2015 and 2014

	For the Three Months Ended March 31,		Change
($ in thousands)	2015	2014
Statement of Cash Flows Data:
Total cash (used in)/provided by:
Operating activities	$(8,834)	$(6,074)	$(2,760)
Investing activities	(1,358)	(250)	(1,108)
Financing activities	9,361	(13,215)	22,576
Decrease in cash and cash equivalents	$(831)	$(19,539)	$18,708

Operating Activities

Net cash used in operating activities increased $2.8 million from the three-month period ended March 31, 2014, compared to the three-month period ended March 31, 2015. The increase was primarily due to a $5.0 million increase in net loss, partially offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2015 relates to JMC’s acquisition of the rights to distribute a dermatological product and a working capital loan of $0.1 million to CB Pharma Acquisition Corp. Net cash used in investing activities during the three months ended March 31, 2014 relates to the investment in Argus.

Financing Activities

Net cash provided by financing activities of $9.3 million for the three months ended March 31, 2015, primarily relates to proceeds of $10.0 million from the promissory note, partially offset by $0.9 million in debt issuance costs associated with the promissory note. Net cash used in financing activities of $13.2 million for the three months ended March 31, 2014, reflects $14.0 million in proceeds from the IDB Note offset by a transfer of $14.0 million to restricted cash to secure the IDB Note as well as $13.7 million from the repayment of the Hercules Note.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed on our annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Market risk represents the risk of loss that may result from the change in value of a financial instruments due to fluctuations in its market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to derivatives, debt and equity linked instruments related to our financing activities.

Our assets and liabilities are denominated in U.S. dollars. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive financial instruments will be impacted by a hypothetical, immediate 100 basis point increase in interest rates as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates that affect our results would increase instantaneously, simultaneously and to the same degree. We do not believe that our cash and equivalents have significant risk of default or illiquidity.

The sensitivity analyses of the interest rate sensitive financial instruments are hypothetical and should be used with caution. Changes in fair value based on a 1% or 2% variation in an estimate generally cannot be extrapolated because the relationship of the change in the estimate to the change in fair value may not be linear. Also, the effect of a variation in a particular estimate on the fair value of financial instruments is calculated independent of changes in any other estimate; in practice, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities. In addition, the sensitivity analyses do not consider any action that we may take to mitigate the impact of any adverse changes in the key estimates.

Based on our analysis, as of March 31, 2015, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2015, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(b) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Information of CB Pharma Acquisition Corp.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTRESS BIOTECH, INC.

Date: May 11, 2015	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Information of CB Pharma Acquisition Corp.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

