Form 10-Q
period 2015-06-30
Fortress Biotech, Inc.
filed 2015-08-10
CIK 1429260

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Fortress Biotech, Inc., 24 New England Executive Park, Suite 105, Burlington, MA 01803

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

As of August 7, 2015, there were 46,833,715 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Condensed Consolidated Balance Sheets

(Dollars in thousands except for share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,037	$49,759
Marketable securities, at fair value (Note 3)	20,000	20,002
Prepaid expenses and other current assets	997	702
Total current assets	62,034	70,463

Property and equipment, net	90	52
Restricted cash	14,586	14,586
Long-term investments, at fair value (Note 11)	5,567	4,160
Intangible asset - license (Note 6)	1,250	-
Other assets	172	64
Total assets	$83,699	$89,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$583	$366
Interest payable	26	28
Accrued expenses	4,386	3,683
Total current liabilities	4,995	4,077

Notes payable, long-term, net (net of debt discount of $777 and $6 at June 30, 2015 and December 31, 2014, respectively)	23,232	14,003
Other long-term liabilities	264	722
Total liabilities	28,491	18,802

Commitments and contingencies

Stockholders' equity
Convertible Preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 46,833,715 and 46,494,034 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	47	46
Additional paid-in-capital	215,793	212,205
Accumulated deficit	(159,959)	(141,728)
Total stockholders' equity attributed to the Company	55,881	70,523

Non-controlling interest (Note 5)	(673)	-
Total stockholders' equity	55,208	70,523
Total liabilities and stockholders' equity	$83,699	$89,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenue	$-	$-	$500	$-

Operating expenses
Research and development	2,411	2,377	4,066	6,865
Research and development – licenses acquired	1,548	-	8,987	-
General and administrative	3,803	2,386	7,280	4,481
Total operating expenses	7,762	4,763	20,333	11,346
Loss from operations	(7,762)	(4,763)	(19,833)	(11,346)

Other income (expenses)
Interest income	74	171	156	350
Interest expenses	(352)	(119)	(683)	(1,085)
Change in fair value of investments	1,622	-	1,407	-
Total other income (expenses)	1,344	52	880	(735)
Net loss	(6,418)	(4,711)	(18,953)	(12,081)

Less: net loss attributable to non-controlling interest	243	-	722	-
Net loss attributable to common stockholders	$(6,175)	$(4,711)	$(18,231)	$(12,081)

Basic and diluted net loss per common share	$(0.16)	$(0.13)	$(0.47)	$(0.34)

Weighted average common shares outstanding—basic and diluted	39,119,606	36,005,294	38,848,660	35,953,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	For the six months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(18,953)	$(12,081)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	11	11
Noncash interest expense	167	555
Amortization of debt discount	84	-
Stock-based compensation expenses - Fortress	3,395	2,598
Change in fair value of investment	(1,407)	-
Asset impairment loss	-	723
Unrealized gain on marketable securities	2	-
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	(295)	124
Accounts payable and accrued expenses	920	(1,486)
Interest payable	(2)	(84)
End of term fee associated with Hercules Note	-	(398)
Other long term liabilities	(624)	(50)
Net Cash used in Operating Activities	(16,702)	(10,088)

Cash Flows from Investing Activities:
Purchase of short- term investment	-	(295)
Purchase of long-term investment	-	(250)
Purchase of property and equipment	(49)	-
Purchase of license	(1,250)	-
Payment to related parties - CB Pharma Acquisition Corp	(108)	-
Net Cash used in Investing Activities	(1,407)	(545)

Cash Flows from Financing Activities:
Payment of Hercules Note	-	(13,655)
Proceeds from issuance of common stock	-	606
Proceeds from the exercise of stock options	216	-
Proceeds from issuance of common stock under ESPP	26	-
Payment of costs related to the issuance of common stock	-	(32)
Proceeds from IDB note	-	14,009
Payment of debt issue costs associated with IDB Note	-	(9)
Proceeds from NSC note	10,000	-
Payment of debt issue costs associated with NSC Note	(855)	-
Transfer of restricted cash	-	(14,009)
Net Cash provided by (used in) Financing Activities	9,387	(13,090)

Net decrease in cash and cash equivalents	(8,722)	(23,723)

Cash and cash equivalents at beginning of period	49,759	99,521
Cash and cash equivalent at end of period	$41,037	$75,798

Supplemental disclosure of cash flow information:
Cash paid for interest	80	614

Supplemental disclosure of non-cash financing and investing activities:
Issuance of restricted stock	1	4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Description of Business

Fortress Biotech, Inc., formerly Coronado Biosciences, Inc. (“Fortress” or “the Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products.  On April 27, 2015, the Company changed its name from Coronado Biosciences, Inc. to Fortress Biotech, Inc. Fortress plans to develop and commercialize products both within Fortress and within subsidiary companies, also known as Fortress Companies.  In addition to its internal development programs, the Company will leverage its biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies achieve their goals.  Additionally, the Company will provide funding and management services to each of the Fortress Companies and, from time to time, the Company and the Fortress Companies will seek licensing, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

As of June 30, 2015, the Company has several consolidated Fortress Companies, which contain product licenses, Journey Medical Corporation (“JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte Inc. (“Helocyte”) formerly Helocyte Biosciences (“Helocyte”), and other consolidated Fortress subsidiaries, which have minimal activity: Avenue Therapeutics, Inc. (“Avenue”), Innmune Limited, CB Securities Corporation (holds treasury bills classified as marketable securities), Cyprium Inc., and Altamira Bio Inc.

Fortress

Epidermal Growth Factor Receptors (“EGFR”) Inhibitors

In March 2015, the Company entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd Generation EGFR inhibitors on a worldwide basis other than certain Asian countries. The program is currently in pre-clinical development (see Note 4).

Fortress Companies

Checkpoint Therapeutics, Inc.

In March 2015, the Company formed Checkpoint, a Fortress Company, to develop a portfolio of fully human immuno-oncology targeted antibodies generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a Professor in the Department of Cancer Immunology and AIDS at the Dana-Farber Cancer Institute (“Dana-Farber”). The portfolio includes antibodies targeting Programmed-death Ligand 1 (“PD-L1”), glucocorticoid-induced TNFR-related protein (“GITR”) and carbonic anhydrase 9 (“CAIX”). Checkpoint plans to develop these novel immuno-oncology and checkpoint inhibitor antibodies on their own and in combination with each other, as data suggests that combinations of these targets can work synergistically together. The Company expects clinical trials to start in the second half of 2016 (see Note 4).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TG Therapeutics, Inc. (“TGTX”) to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Michael Weiss, the Company’s Executive Vice Chairman, Strategic Development is also Co-Portfolio Manager and a Partner of Opus Point Partners Management, LLC (“OPPM”) with Dr. Rosenwald, the Company’s Chairman and Chief Executive Officer. Further, Michael Weiss is the Executive Chairman, Interim President and Chief Executive Officer and a stockholder of TGTX. Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Both programs are currently in pre-clinical development.

Mustang Bio, Inc.

In March 2015, the Company formed Mustang to develop immunotherapies based on Chimeric Antigen Receptor Technology (“CAR-T”) and Mustang entered into a license agreement with the City of Hope (“COH”) to acquire such technology. In connection with the license agreement, Mustang also entered into a Sponsored Research Agreement with the COH in which Mustang will fund continued research at COH of CAR-T (see Note 4).

Coronado SO Company

In February 2015, Coronado SO entered into an exclusive license agreement with a third party for a topical product used in the treatment of Hand-Foot Syndrome, a common painful side effect of chemotherapeutics (see Note 4).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Journey Medical Corporation

In March 2015, JMC, the Company’s dermatology focused subsidiary, entered into a license and supply agreement to acquire rights to distribute a dermatological product for the treatment of acne (see Note 6).

Avenue Therapeutics, Inc.

In February 2015, the Company purchased an exclusive license to an intravenous (“IV”) formulation of Tramadol for the U.S. market from Revogenex Ireland Ltd (“Revogenex”). Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the U.S. The Company intends to transfer the IV Tramadol license and rights to Avenue during the second half of 2015 in order to establish a Fortress Company focused on the acquisition, license, development and commercialization of products principally for use in the acute/intensive care hospital setting (see Note 4).

Helocyte Biosciences, Inc.

On July 1, 2015, DiaVax Biosciences, Inc., which was formed in March 2015, filed a Certificate of Amendment with the State of Delaware, changing its name to Helocyte Biosciences, Inc. (“Helocyte”). Helocyte was formed to develop novel immunotherapies for the prevention and treatment of cytomegalovirus (“CMV”), a common virus that affects people of all ages. On April 2, 2015, Helocyte, entered into an agreement with the City of Hope (“COH”) to secure exclusive worldwide rights (the “License”), for two T-cell immunotherapeutic vaccines for controlling CMV in allogeneic hematopoietic stem cell transplant (HSCT) and solid organ transplant (SOT) recipients. Known as Triplex and PepVax, the programs are expected to enter Phase II clinical studies later this year and are supported by grants paid and payable to COH from the National Cancer Institute. In connection with the licensing of Triplex and PepVax, Helocyte further entered into an option agreement with COH (the “Option”) for exclusive worldwide rights to Pentamer, a universal immunotherapeutic vaccine being developed for the prevention of CMV transmission in utero and exercised this option on April 28, 2015 (see Note 4).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission, or SEC, on March 16, 2015, from which the Company derived the balance sheet data at December 31, 2014.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Innmune Limited, Coronado SO, Cyprium Inc., Altamira Bio Inc., JMC, CB Securities Corporation, Avenue, Checkpoint, Mustang and Helocyte. All intercompany balances and transactions have been eliminated.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value of stock options and warrants, common stock issued to acquire licenses, investments, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications

The Company reclassified debt issuance costs from other assets to notes payable, long-term, net on the unaudited condensed consolidated balance sheets for all periods presented pursuant to the early adoption of Accounting Standards Update ("ASU") No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs.

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of June 30, 2015, the Company has $14.6 million of restricted cash securing a note payable of $14.0 million and a pledge to secure a letter of credit in connection with a lease of $0.6 million.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities. The carrying value of the amount owed to Ovamed upon the acquisition of certain manufacturing rights in December 2012 under the amendment to the sublicense agreement with Ovamed included in current liabilities in the June 30, 2015 Unaudited Condensed Consolidated Balance Sheet and both current liabilities and long-term liabilities in the December 31, 2014 Consolidated Balance Sheet, has been recorded at its net present value, which approximates its fair value (see Note 11).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the three and six month period ended June 30, 2014, in relation to the abandonment of its lease in Woburn, MA, the Company recorded an impairment loss of $0.4 million as a result of the write-off of its construction in progress long-lived asset.

Investments at Fair Value

The Company elected the fair value option for its investment in a third-party company developing a laser device to treat migraine headaches, and its investment in CB Pharma Acquisitions Corp (“CB Pharma”). As of June 30, 2015 the fair value of these investments approximate $5.6 million (see Note 11).

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as a change in fair value of investments, in the Unaudited Condensed Consolidated Statements of Operations.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

The Company follows ASC 605-25, Revenue Recognition - Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the recognition of revenue under the collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) grants of licenses, or options to obtain licenses, to intellectual property, (ii) research and development services, (iii) drug product manufacturing, and/or (iv) participation on joint research and/or joint development committees. The payments the Company may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

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

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the Unaudited Condensed Consolidated Balance Sheets and recognized as revenue in the Unaudited Condensed Consolidated Statements of Operations when the related revenue recognition criteria are met.

Intangible Asset License

The Company records the costs of acquired product license rights as intangible asset licenses in the Condensed Consolidated Balance Sheets. Upon commencement of product sales, license rights will be amortized over the expected life of the product into product expense in the Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2015, product sales of the Company’s intangible asset license had not yet commenced (see Note 6).

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

The Company estimates the fair value of stock options grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests (see Note 5).

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015, with early adoption permitted. As of June 30, 2015, the Company adopted ASU No. 2015-03 and such adoption resulted in debt issuance costs for all periods presented to be reclassified notes payable, long-term, net.

In the first quarter of 2015, the Company adopted ASU No. 2014-08, Reporting Discontinued operations and Disclosures of Disposals of Components of an Entity issued by the FASB ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company’s adoption of ASU No. 2014-08 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, which eliminates from GAAP the concept of extraordinary items. If an event or transaction meets the criteria for extraordinary classification, it is segregated from the results of ordinary operations and is shown as a separate item in the income statement, net of tax. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently assessing the adoption and impact of this ASU, however, the Company does not anticipate that adoption of this ASU will impact consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

3. Marketable Securities

Marketable securities, classified as trading, consist of the following:

	As of June 30, 2015
($ in thousands)	Cost	Unrealized Gain/(Loss)	Fair Value
U.S. treasury bill	$19,998	$2	$20,000

	As of December 31, 2014
($ in thousands)	Cost	Unrealized Gain/(Loss)	Fair Value
U.S. treasury bill	$19,998	$-	$19,998
Mutual fund	4	-	4
	$20,002	$-	$20,002

The contractual term to maturity of all marketable securities held by the Company as of June 30, 2015 is less than one year.

4. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The assets purchased by the Company, Mustang, Checkpoint and Coronado SO require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. For the six months ended June 30, 2015, the purchase price of licenses totaled approximately $9.0 million and was classified as research and development-licenses acquired in the Company’s Unaudited Condensed Consolidated Statements of Operations. For the six months ended June 30, 2015, the Company’s research and development-licenses is made up of the following:

($ in thousands)	For the Six Months Ended June 30, 2015
Fortress:
EGFR inhibitors	$1,000
IV Tramadol (1)	3,000

Fortress Companies:
Mustang	2,147
Checkpoint	1,033
Coronado SO	1,607
Helocyte	200
Total	$8,987

(1) The Company intends to transfer this license to Avenue.

Research and Development Licenses Acquired

Fortress

Epidermal Growth Factor Receptors (“EGFR”) Inhibitors

In March 2015, the Company entered into an exclusive license agreement with NeuPharma to develop and commercialize novel irreversible, 3rd Generation EGFR inhibitors on a worldwide basis other than certain Asian countries. Under the terms of the agreement, the Company paid NeuPharma an up-front licensing fee of $1.0 million included in research and development-licenses acquired on the Unaudited Condensed Consolidated Statement of Operations. The Company will also make development and sales-based milestone payments and will pay a tiered single digit royalty on net sales.

Fortress Companies

Checkpoint Therapeutics, Inc.

License Agreement with Dana-Farber Cancer Institute

In March 2015 Checkpoint entered into a license agreement with Dana-Farber to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the agreement, Checkpoint paid Dana-Farber an up-front licensing fee of $1.0 million and on May 11, 2015, Checkpoint granted Dana-Farber 500,000 shares both of which have been included in research and development licenses acquired on the Unaudited Condensed Consolidated Statements of Operations. Also under the terms of the agreement, Checkpoint will pay development and sales-based milestone payments and royalties on net sales. The portfolio of antibodies licensed from Dana-Farber includes antibodies targeting Programmed-death Ligand 1 (“PD-L1”), glucocorticoid-induced TNFR-related protein (“GITR”) and carbonic anhydrase 9 (“CAIX”). Checkpoint plans to develop these novel immuno-oncology and checkpoint inhibitor antibodies on their own and in combination with each other, as data suggests that combinations of these targets can work synergistically together. Checkpoint expects clinical trials to start in the second half of 2016.

Dr. Wayne Marasco, MD, PhD a professor in the Department of Cancer Immunology and AIDS at Dana-Farber whose laboratory generated the immune-oncology targeted antibodies, will chair the Scientific Advisory Board of Checkpoint. As payment for these services Checkpoint granted Dr.Marasco 1,500,000 shares of restricted stock will pay Dr. Marasco $0.2 million a year paid quarterly for these services.

An independent consultant valued the restricted stock Checkpoint granted to Dr. Marasco utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, net of debt utilized resulting in a value of $0.065 per share or $0.1 million. Under the terms of the stock grant, the shares vest 25% on the first anniversary of the grant date and monthly thereafter for 48 months.

During the three and six months ended June 30, 2015, Checkpoint recorded expense of approximately $9,000 and $12,000, respectively, in research and development related on the Unaudited Condensed Consolidated Statements of Operations to Dr. Marasco’s grant.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

The 500,000 shares Checkpoint granted to Dana-Farber, vested immediately. The shares were valued by an independent consultant utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, net of debt utilized resulting in a value of $0.065 per share. During the three months ended June 30, 2015, Checkpoint recorded expense of $32,500 in research and development – licenses acquired on the Unaudited Condensed Consolidated Statements of Operations.

Collaboration Agreement with TG Therapeutics

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Under the terms of the agreements, Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Both programs are currently in pre-clinical development. TGTX paid Checkpoint $0.5 million, representing an up-front licensing fee, and will make additional development and sales-based milestone payments as well as pay a tiered single digit royalty on net sales. During the three and six months ended June 30, 2015, the Company recognized $0 and $0.5 million, respectively, in revenue from its collaboration agreement with TGTX in the Unaudited Condensed Consolidated Statements of Operations.

Mustang Bio, Inc.

License Agreement with the City of Hope

In March 2015, Mustang entered into a license agreement with the City of Hope (“COH”) to acquire CAR-T technology. Pursuant to the agreement, in April 2015, Mustang paid the COH an upfront fee of $2.0 million which is included in research and development-licenses acquired in the Unaudited Condensed Consolidated Statements of Operations and granted 1,000,000 shares of Mustang common stock, with additional milestones due to the COH upon the achievement of certain development goals and royalty payments for sales of the product. In addition, Mustang entered into a Sponsored Research Agreement with the COH in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years.

An independent consultant valued the stock grant to the COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.147 per share or $0.1 million. During the six months ended June 30, 2015, $0.1 million of expense was included in research and development-licenses acquired on the Unaudited Condensed Consolidated Statements of Operations.

Coronado SO Company

License Agreement

In February 2015, Coronado SO entered into an exclusive license agreement with a third party for a topical product used in the treatment of Hand-Foot Syndrome, a common painful side effect of chemotherapeutics. Coronado SO paid $0.9 million upfront, included in research and development-licenses acquired on the Unaudited Condensed Consolidated Statements of Operations, issued a stock grant of 150,000 shares of common stock of Coronado SO and will pay an additional $0.5 million nine months from the execution date. Additional milestone payments are due upon the achievement of certain development milestones and royalties will become due on sales of the product. During the six months ended June 30, 2015, $1.4 million was recorded and is included in research and development-licenses acquired on the Unaudited Condensed Consolidated Statements of Operations.

An independent consultant valued the stock grant to the third party utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $1.19 per share or $0.2 million, included in research and development-licenses acquired on the Unaudited Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue Therapeutics, Inc.

License Agreement with Revogenex Ireland Ltd

In February 2015, the Company purchased an exclusive license to an intravenous (“IV”) formulation of Tramadol for the U.S. market from Revogenex Ireland Ltd (“Revogenex”), a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license included in research and development licenses-acquired on the Unaudited Condensed Consolidated Statements of Operations and on June 17, 2015, paid an additional $1.0 million after receiving all the assets acquired in this agreement. Under the terms of the agreement Revogenex is eligible to receive additional milestone payments upon the achievement of certain development milestones, in addition to royalty payments for sales of the product. Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the U.S.

The Company intends to transfer the IV Tramadol license and rights to Avenue during the second half of 2015 in order to establish a Fortress Company focused on the acquisition, license, development and commercialization of products principally for use in the acute/intensive care hospital setting.

During the three month ended June 30, 2015, Avenue granted 150,000 shares to two consultants in exchange for services provided and 1,000,000 shares to its acting Chief Executive Officer, Lucy Lu, who is also the Chief Financial Officer of Fortress, for services provided. Dr. Lucy Lu’s grant vests 50% in four annual equal tranches of 12.5%, with the remaining 50% vesting upon the achievement of certain performance goals. In connection with these grants for both the three and six months ended June 30, 2015, $23,000 was recorded on the Unaudited Condensed Consolidated Statements of Operations.

An independent consultant valued the stock utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.146 per share of Avenue.

Helocyte Biosciences, Inc.

License Agreement with COH

On April 2, 2015, Helocyte, entered into an agreement with COH to secure the exclusive license to the worldwide rights, for two T-cell immunotherapeutic vaccines for controlling CMV in allogeneic hematopoietic stem cell transplant (HSCT) and solid organ transplant (SOT) recipients, for an upfront payment of $150,000. As further consideration for the license, Helocyte is to grant to the COH, upon their acceptance of the terms of the grant, 500,000 shares of Helocyte common stock. Known as Triplex and PepVax, the programs are expected to enter Phase II clinical studies later this year and are supported by grants paid and payable to COH by the National Cancer Institute. In connection with the licensing of Triplex and PepVax, Helocyte further entered into an option agreement with City of Hope (the “Option”) for exclusive worldwide rights to Pentamer, a universal immunotherapeutic vaccine being developed for the prevention of CMV transmission in utero. On April 28, 2015, Helocyte exercised the Option and secured exclusive worldwide rights to the Pentamer vaccine from the COH for an upfront payment of $50,000. If Helocyte successfully develops and commercializes PepVax, Triplex and Pentamer, City of Hope will receive additional milestone and other payments. During the three and six months ended June 30, 2015, Helocyte recorded an expense of $0.2 million in research and development-licenses acquired on the Unaudited Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

5. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

($ in thousands)	As of June 30, 2015
	Avenue	Coronado SO	Mustang	Checkpoint	Total
NCI equity share	2	23	15	9	49
Net loss attributed to non-controlling interest	(34)	(230)	(267)	(191)	(722)
Non-controlling in consolidated entities	$(32)	$(207)	$(252)	$(182)	$(673)

The components of non-controlling interests in loss of consolidated entities are as follows:

($ in thousands)	For the six months ended June 30, 2015
	Avenue	Coronado SO	Mustang	Checkpoint	Total
Non-controlling interests in loss of consolidated entities	$(34)	$(230)	$(267)	$(191)	$(722)
Non-controlling ownership (See Note 4)	11.5%	13.0%	10.0%	20.0%

6. Intangible Asset License

Journey Medical Corporation

In March 2015, Journey Medical Corporation (“JMC”) entered into a license and supply agreement to acquire the rights to distribute a dermatological product for the treatment of acne. JMC made an upfront payment of $1.3 million and will incur another fee of $0.7 million upon receipt of the product. Further payments will be made based on a revenue sharing arrangement.

The Company recorded the upfront payment as an intangible asset on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and will amortize it over the deemed life of the product or agreement; whichever is shorter, upon the commencement of sales, which the Company expects will commence in late 2015 or early 2016. The product is fully developed and approved but sales cannot commence until manufacturing regulatory clearance is obtained.

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

A calculation of basic and diluted net loss per common share follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands except share and per share amounts)	2015	2014	2015	2014
Net loss	(6,175)	(4,711)	(18,231)	(12,081)
Weighted average common shares outstanding—basic and diluted	39,119,606	36,005,294	38,848,660	35,953,234
Basic and diluted net loss per common share	$(0.16)	$(0.13)	$(0.47)	$(0.34)

Included in common stock issued and outstanding as of June 30, 2015 are 7,704,269 shares of unvested restricted stock, which are excluded from the weighted average common stock outstanding since its effect would be anti-dilutive.

The Company’s potential dilutive securities which consist of unvested restricted stock, options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted net loss per share is the same.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Warrants to purchase Common Stock	685,061	692,916	685,061	702,353
Options to purchase Common Stock	2,071,032	2,187,076	2,114,126	2,384,348
Unvested Restricted Stock	6,912,530	6,308,368	6,749,641	5,662,528
Unvested Restricted Stock Units	11,000	-	6,884	-
Total	9,679,623	9,188,360	9,555,712	8,749,229

8. Debt and Interest

Debt

Long-term debt consists of the following as of June 30, 2015 and December 31, 2014:

($ in Thousands)	June 30, 2015	December 31, 2014	Interest Rate	Maturity
IDB Note	$14,009	$14,009	2.25%	Feb - 2017
NSC Note	10,000	-	8.00%	Mar - 2018
Total notes payable, long term	24,009	14,009
Discount of notes payable	777	-
Total notes payable, long term, net	$23,232	$14,009

Israel Discount Bank Note (“IDB Note”)

At June 30, 2015, the Company had $14.0 million outstanding under the IDB Note. Effective March 31, 2015, the Company extended the maturity date to February 2017. The Company pays interest only on the note through maturity.

NSC Note

In March 2015, the Company closed a private placement of a promissory note for $10 million through National Securities Corporation’s NSC Biotech Venture Fund I LLC, (the “NSC Note”). The Company will use the proceeds from the NSC Note to acquire medical technologies and products. The note matures in 36 months, provided that during the first 24 months the Company can extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings, Inc., acted as the sole placement agent for the NSC Note. The Company paid NSC a fee of $0.9 million during the six months ended June 30, 2015, in connection with the note. At June 30, 2015 the Company recorded the fee as a discount to notes payable on the Unaudited Condensed Consolidated Balance Sheets and will amortize it over the life of the NSC Note. The effective interest rate on the NSC Note approximates 9%.

The NSC Note, was amended and restated on July 29, 2015, to provide that any time a Fortress Company receives from the Company any proceeds from the NSC Note, the Company may, in its sole discretion, cause the Fortress Company to issue to NSC Biotech Venture Fund I LLC a new promissory note (the “Amended NSC Note”) on identical terms as the NSC Note (giving effect to the passage of time with respect to maturity). The Amended NSC Note will equal the dollar amount of the Fortress Company’s share of the NSC Note and reduce the Company’s obligations under the NSC Note by such amount. The Company will guarantee the Amended NSC Note until the Fortress Company either completes an initial public offering of its securities or raises sufficient equity capital so that it has cash equal to five times the Amended NSC Note.

In connection with the transfer of NSC Note proceeds to a Fortress Company, NSC will receive a warrant to purchase the Fortress Company’s stock equal to 25% of the NSC Note proceeds transferred to that Fortress Company divided by the lowest price at which the Fortress Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress Company’s common stock. As of June 30, 2015, no portion of the proceeds has been transferred to a Fortress Company and therefore, there are no warrants issued to NSC.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Interest

The following table shows the details of interest expense for all of debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	For the three months ended June 30,		For the six months ended June 30,
($ in Thousands)	2015	2014	2015	2014
IDB Note
Interest	$82	$80	$153	$121
Amortization of fees	1	1	2	2
Total IDB Note	83	81	155	123

NSC Debt
Interest	208	-	279	-
Amortization of fees	61	-	82	-
Total NSC Debt	269	-	361	-

Ovamed Manufacturing Agreement
Interest	-	38	167	75
Total Ovamed	-	38	167	75

Hercules Debt
Interest (1)	-	-	-	845
Amortization of fees	-	-	-	42
Total Hercules Debt	-	-	-	887
Total Interest Expense	$352	$119	$683	$1,085

(1) Interest expense related to the Hercules Note was $0.8 million, including $0.4 million related to accretion of the debt discount.

9. Property and Equipment

Property and equipment consisted of the following:

($ in thousands)	Useful Life (Years)	As of June 30, 2015	As of December 31, 2014
Computer equipment	3	$13	$13
Furniture & fixtures	5	69	69
Leasehold improvements	5	12	12
Construction in progress	N/A	49	-
Total property and equipment		143	94
Less: Accumulated depreciation		(53)	(42)
Property and equipment, net		$90	$52

Depreciation expense for the three months ended June 30, 2015 and 2014 was $5,000 and $6,000, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $11,000 and $11,000, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

10. Accrued Expenses and Other Long-Term Liabilities

In December 2012, the Company acquired certain manufacturing rights from Ovamed GmbH (“Ovamed”) and agreed to pay an aggregate of $1.5 million, in three installments of $0.5 million on December 12, 2014, 2015 and 2016, respectively. As of June 30, 2015, the Company had not made any payments to Ovamed. On February 27, 2015, Ovamed, the Company’s supplier and manufacturer of TSO, filed for insolvency in Germany, a process similar to U.S. bankruptcy. The accrual is recorded on the Company’s Unaudited Condensed Consolidated Balance Sheets as a current accrued expense of $1.5 million as of June 30, 2015, as a result of the bankruptcy notification. This obligation was recorded at its full value; accretion of the obligation was nil and $38,000 for the three month period ended June 30, 2015 and 2014, respectively, and $167,000 and $75,000 for the six months ended June 30, 2015 and 2014, respectively, and is recorded as interest expense Unaudited Condensed Consolidated Statements of Operations. On April 20, 2015, the Company decided to no longer pursue the development of TSO. As a result, the Company terminated all on-going TSO trials including its Phase 2A clinical trial in pediatric patients with autism spectrum disorder. A preliminary analysis of data from this trial failed to demonstrate any signal of activity.

Accrued expenses and other long-term liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Accrued expenses:
Professional fees	$359	$837
Salaries, bonuses and related benefits	640	598
Accrued milestone, CNDO SO	500	-
Accrued severance	6	38
Ovamed manufacturing rights - short term component	1,500	1,000
Research and development	623	832
Lease impairment	165	165
Other	593	213
Total accrued expenses	$4,386	$3,683

Other long-term liabilities:
Ovamed manufacturing rights – long-term component	-	334
Long-term lease abandonment charge	144	268
Deferred rent	120	120
Total other long-term liabilities	$264	$722

11. Investments at Fair Value

From time to time, the Company invests in marketable securities, which are classified as trading securities and are stated at fair value as determined by quoted market prices. As of both June 30, 2015 and December 31, 2014, the Company held approximately $20.0 million in marketable securities, which consisted of a U.S. treasury bill and mutual funds.

The fair value of the Company’s investment of $250,000 in a third-party company developing a laser device to treat migraine headaches, approximated cost, as of June 30, 2015 and December 31, 2014. During the six month ended June 30, 2015, the Company evaluated operating results and other qualitative and quantitative factors pertaining to this investment to arrive at this determination.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2015, the Company valued its investment in CB Pharma, a publicly traded company, utilizing the following assumptions: volatility of 25.4%, and no dividend rate; yielding an underlying value of $9.52 per ordinary share for the insider shares and $9.52 per ordinary share for the private placement units. The rights and warrants were valued utilizing a binomial-lattice model which assumes a volatility of 25.4%, a risk free rate of return of 1.63% and a strike price of $11.50 per share, and applied a probability factor (implied likelihood of a successful business combination occurring within 18 months from the IPO date) arriving at an estimated value of $0.86 for each warrant and $0.87 for each right. Based upon the valuation, the Company recorded a change in fair-value of investment of $1.4 million; increasing the fair value of the investment to $5.3 million as of June 30, 2015. As of June 30, 2015, CB Pharma had net assets, of approximately $42.9 million. Operations since inception have been insignificant. The Company has a working capital commitment of up to $0.5 million to fund CB Pharma Operations, of which $0.1 million has been paid. As of June 30, 2015, the fair value of this commitment was insignificant.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

The following tables classify into the fair value hierarchy financial instruments measured at fair value on a recurring basis in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014:

	Fair Value Measurement as of June 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. treasury bills	$20,000	$-	$-	$20,000
Total marketable securities	20,000	-	-	20,000
Long-term investments, at fair value	-	-	5,567	5,567
Total	$20,000	$-	$5,567	$25,567

	Fair Value Measurement as of December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. treasury bills	$19,998	$-	$-	$19,998
Mutual funds	4	-		4
Total marketable securities	20,002	-	-	20,002
Long-term investments, at fair value	-	-	4,160	4,160
Total	$20,002	$-	$4,160	$24,162

The fair value of marketable securities are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments, as of June 30, 2015:

($ in thousands)	Other	CB Pharma	Total
Balance at December 31, 2014	$250	$3,910	$4,160
Purchases	-	-	-
Change in fair value of investment	-	1,407	1,407
Balance at June 30, 2015	$250	$5,317	$5,567

For the three and six months ended June 30, 2015, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

12. Stockholders’ Equity

Stock-based Compensation

As of June 30, 2015, the Company had three equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan, the Fortress Biotech, Inc. 2013 Stock Incentive Plan, and the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan.

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants granted by Fortress for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2015	2014	2015	2014
Employee awards	$1,525	$1,452	$2,988	$2,574
Non-employee awards	7	11	14	24
Fortress Companies (1)	35	-	393	-
Total stock-based compensation expense	$1,574	$1,463	$3,395	$2,598

(1)	Includes for Avenue $22,900 for compensation expense on stock grants, Coronado SO $178,500 for stock a grant in connection with a license acquired, Checkpoint $32,500 for a stock grant in connection with a license acquired and $12,242 for compensation expense and Mustang $147,000 for a stock grant in connection with the license acquired.

For the three months ended June 30, 2015 and 2014, $0.3 million of stock-based compensation expenses was included in research and development expenses and $1.3 million was included in general and administrative expenses, and $0.3 million was included in research and development expenses and $1.2 million was included in general and administrative expenses, respectively in the unaudited condensed consolidated statements of operations.

For the six months ended June 30, 2015 and 2014, $0.5 million of stock-based compensation expenses was included in research and development expenses and $2.5 million was included in general and administrative expenses, and $0.6 million was included in research and development expenses and $2.0 million was included in general and administrative expenses, respectively in the unaudited condensed consolidated statements of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

($ in thousands)	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2014	2,164,365	$4.69	$-	7.38
Options granted	-	-	-
Options exercised	(100,000)	2.15	1.21
Options cancelled	-	-	-
Options vested and expected to vest at June 30, 2015	2,064,365	$4.82	$-	7.20
Options vested and exercisable	1,747,698	$4.75	$-	6.79

The following table summarizes Fortress’ restricted stock award and restricted stock unit activity, excluding activity related to Fortress Companies:

	Number of shares	Weighted average grant date fair value
Unvested balance at December 31, 2014	8,287,384	$2.33
Restricted stock granted	200,000	3.04
Restricted stock vested	(783,115)	2.43
Restricted stock units granted	61,000	2.34
Restricted stock units vested	(25,000)	2.19
Unvested balance at June 30, 2015	7,740,269	$2.34

As of June 30, 2015, the Company had unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards and restricted stock units of $0.7 million and $14.3 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years and 2.5 years, respectively.

Warrants

As of June 30, 2015 and December 31, 2014 the Company had vested warrants to purchase 685,061 shares of common stock with a weighted average exercise price of $6.65.

Deferred Compensation Plan

On March 12, 2015, the Company’s Compensation Committee approved the Deferred Compensation Plan allowing all non-employee directors the opportunity to defer all or a portion of their fees or compensation, including restricted stock and restricted stock units. During the six months ended June 30, 2015, certain non-employee directors elected to defer 250,000 restricted stock awards under this plan.

Employee Stock Purchase Plan

As of June 30, 2015, 77,875 shares have been purchased and 122,125 shares are available for future sale under the Employee Stock Purchase Plan (“ESPP”). The Company recognized share-based compensation expense related to this plan of $8,465 and $7,128 for the three months ended June 30, 2015 and 2014, and $14,848 and $15,746 for the six months ended June 30, 2015 and 2014, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Fortress Companies

Checkpoint

In March 2015, Checkpoint issued a restricted stock grant to Dr. Wayne Marasco for services in connection with their scientific advisory board. Dr. Marasco was issued a grant for 1.5 million shares, which vest 25% on the first anniversary of the grant date and monthly thereafter for 48 months. An independent consultant valued the restricted stock Checkpoint granted to Dr. Marasco utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, net of debt utilized resulting in a value of $0.065 per share. For the three months and six months ended June 30, 2015, Checkpoint recorded expense of $9,000 and $12,000, respectively.

Avenue

During the three months ended June 30, 2015, Avenue granted 150,000 shares to two consultants in exchange for services provided and 1.0 million shares to its acting Chief Executive Officer, Lucy Lu, who is also Chief Financial Officer of Fortress, for services provided. The stock price was determined utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a $0.146 value per share. Grants issued to the consultants were immediately vested. The grant issued to Dr. Lucy Lu vests 50% in four annual equal tranches of 12.5%, with the remaining 50% vesting upon the achievement of certain performance goals. In connection with these grants for the three and six months ended June 30, 2015, approximately $23,000 was recorded in expense on the Unaudited Condensed Consolidated Statements of Operations.

13. Related Party Note

Related Party Service Agreement

On April 3, 2014, the Company entered into a Shared Services Agreement with OPPM in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice Chairman, Strategic Development, are both Co-Portfolio Managers and Partners of OPPM. The Company incurred expense of approximately $44,400 and $87,700 under this agreement for the three and six months ended June 30, 2015 and $38,400 for the three and six months ended June 30, 2014, respectively. The agreement can be terminated by either party with thirty days’ notice.

Checkpoint Collaboration Agreement with TGTX

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. In connection with this Agreement TGTX paid an upfront fee of $0.5 million during the six months ended June 30, 2015 (see Note 1).

CB Pharma Acquisition Corp.

The receivable from CB Pharma Acquisition Corp at June 30, 2015 and December 31, 2014 was $0.1 million and nil, respectively.

14. Subsequent Events

Altamira Bio, Inc.

On July 16, 2015, Fortress completed the transaction in which its Fortress Company, Altamira Bio, acquired from New Zealand Pharmaceuticals Ltd (NZP), a license from the National Institutes of Health (NIH) and Cooperative Research and Development Agreements (CRADAs) for the development of oral N-acetyl-D-mannosamine (ManNAc), a key compound in the sialic biosynthetic pathway, for the treatment of hyposialylation disorders, including GNE myopathy and various forms of nephropathy. As part of this agreement, Altamira provided NZP and NIH an upfront payment of approximately $1.3 million comprised of an upfront milestone payment of $0.7 million to NZP and reimbursement of $0.6 million of development costs for Phase II Myppathy and Phase I Nephropath Clinical Trial being conducted at the NIH. Additional development and sales-based milestone payments are payable upon achievement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Scientific Collaboration Agreement

In July 2015, Fortress entered into a collaboration agreement with a leader in yeast based, fully human antibody discovery and optimization using a proprietary core technology platform. Under the terms of the agreement Fortress will collaborate with this leader with at least four and potentially six projects. Fortress paid an upfront fee of $50,000. Future payments shall be made on a project basis whereby Fortress will pay a research funding fee as well as fees related to the achievement of technical milestones. Upon conclusion of the optimization, Fortress may exercise an option to further develop the antibody.

George Avgerinos Grant

On July 15, 2015, Mr. George Avgerinos, Senior Vice President of Fortress was granted 1.0 million Restricted Stock Units. As a condition of this grant Mr. Avgerinos’ option grant dated June 2013 for 200,000 shares was surrendered and Fortress will record a charge in the third quarter of 2015 for this grant. The restricted shares vest 10% immediately and an additional 10% per year over four years commencing the later of trading availability, under Fortress’ Insider Trading Policy, or July 15, 2015. The remaining 50% vests in accordance with the achievement of performance goals.

David Barrett

On July 15, 2015, the Board of Directors voted to accelerate the vesting of 133,000 restricted shares granted to David Barrett for his service on the Board of Directors through July 15, 2015. In connection with this acceleration Fortress will record a charge in the third quarter of 2015.

Dov Klein

On July 15, 2015, Mr. Dov Klein joined the Board of Directors of Fortress. In connection with Mr. Klein joining the Board he was granted 50,000 shares of restricted stock, which vest 25% per year over the next four years.

Long-Term Incentive Program

At the Company’s stockholders Meeting on July 15, 2015 the shareholders’ also approved the Fortress Biotech, Inc. Long Term Incentive Plan (the “LTIP”) for the Company’s Chairman, President and Chief Executive Officer, Lindsay A. Rosenwald, M.D., and Executive Vice Chairman, Strategic Development, Michael S. Weiss. The LTIP consists of a program to grant equity interests in the Company and newly formed subsidiaries and a performance- based bonus program that is designed to result in performance-based compensation that is deductible without limit under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Dr. Falk Pharma GmbH (“Falk”)

On August 3, 2015, the Company received notification from Falk that the Final Clinical Study Report, or CSR has been completed and that Falk is prepared to grant access to the CSR. Upon receipt of access to the CSR, the Company will record the liability of €2.5 million ($2.7 million).

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

Overview

Since inception on June 28, 2006, Fortress Biotech, Inc., formerly known as Coronado Biosciences, Inc., has been a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. Our plan is to develop and commercialize products that we acquire both directly and within our subsidiary companies, also known as Fortress Companies. In addition to our internal development programs, we plan to maintain direct ownership of certain product rights and revenues as well as receive royalties. We will leverage our biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies achieve their goals. Additionally, we will provide funding and management services to each of the Fortress Companies and, for certain Fortress Companies’ we will seek licensing, partnerships, joint ventures, and/or public and private financings to accelerate and provide additional funding to support research and development for its products under development.

Business Strategy

Our overriding business strategy is to create a portfolio of marketed products and products under development that provide us a diversified long-term revenue stream. We plan to maintain an economic interest in our development programs. Further, in certain programs through royalty rights and, through our equity stakes in the Fortress Companies, we will maintain an economic interest in any products that the Fortress Companies develop. Each of the Fortress Companies will have dedicated management teams as well as a management services arrangement with us to ensure consistent management and drug development quality across the Fortress Companies.

We are therapeutic area agnostic, which provides maximum flexibility, allowing us to invest in a broad array of new technologies with commercial potential. Our streamlined management structure and extensive experience in structuring deals enables us to quickly take advantage of time-sensitive opportunities and provides us with a range of options to select from what we believe is the most advantageous corporate or financial structure for the development of each product candidate. Over time, our novel approach is also expected to provide opportunities to achieve synergies across the Fortress Companies and we encourage collaboration and sense of team work among employees of the Fortress Companies. We believe leveraging skills and expertise from the Company and each of the Fortress Companies will accelerate drug development and promote best practices.

Recent Events

On July 16, 2015, our Fortress Company Altamira Bio, Inc. (“Altamira”) acquired from New Zealand Pharmaceuticals Ltd (NZP), a license from the National Institutes of Health (NIH) and Cooperative Research and Development Agreements (CRADAs) for the development of oral N-acetyl-D-mannosamine (ManNAc), a key compound in the sialic biosynthetic pathway, for the treatment of hyposialylation disorders, including GNE myopathy and various forms of nephropathy. As part of the agreement, Altamira provided NZP and NIH an upfront payment of approximately $1.3 million comprised of an upfront milestone payment of $0.7 million to NZP and reimbursement of $0.6 million of development costs for Phase II Myppathy and Phase I Nephropath Clinical Trial being conducted at the NIH. Additional development and sales-based milestone payments are payable upon achievement.

Results of Operations

General

To date, we have revenues of $0.5 million from a licensing agreement between our subsidiary Checkpoint and TG Therapeutics, Inc. (“TGTX”), an affiliated entity, and, at June 30, 2015, we had an accumulated deficit of $160.0 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Research and Development Expenses

Conducting research and development has been central to our business. For both the three months ended June 30, 2015 and 2014, research and development expenses were $2.4 million, and for the six months ended June 30, 2015 and 2014, research and development expenses were $4.1 million and $6.9 million, respectively. Additionally, we expensed for the three months ended June 30, 2015, $1.5 million in costs related to the acquisition of licenses and $9.0 million during the six months ended June 30, 2015. Noncash, stock-based compensation expense included in research and development for both the three months ended June 30, 2015 and 2014, was $0.3 million, and for the six months ended June 30, 2015 and 2014, noncash, stock-based compensation expense included in research and development was $0.9 million and $0.6 million, respectively. Research and development expenses consist primarily of:

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

For the three months ended June 30, 2015 and 2014, direct, external development costs incurred for our TSO product development program were $0.1 million and $0.6 million, respectively and for the six months ended June 30, 2015 and 2014, direct, external development costs incurred for our TSO product development program were $0.3 million and $1.9 million, respectively. For the three months ended June 30, 2015 and 2014, direct, external development costs incurred for our CNDO-109 product development program were $0.2 million and $0.7 million, respectively, and for the six months ended June 30, 2015 and 2014, direct, external development costs incurred for our CNDO-109 product development program were $0.4 million and $1.2 million, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. Noncash, stock-based compensation expense included in general and administrative expenses for both the three months ended June 30, 2015 and 2014, was $1.3 million and $1.2 million, respectively, and for the six months ended June 30, 2015 and 2014, was $2.5 million and $2.0 million, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;

•	support of business development activities; and

•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of three months ended June 30, 2015 and 2014

	For the three months ended June 30,		Change
($ in thousands)	2015	2014	$	%
Revenue	$-	$-	$-	-

Operating expenses
Research and development	2,411	2,377	34	1%
Research and development – licenses acquired	1,548	-	1,548	100%
General and administrative	3,803	2,386	1,417	59%
Total operating expenses	7,762	4,763	2,999	63%
Loss from operations	(7,762)	(4,763)	(2,999)	63%

Other income (expenses)
Interest income	74	171	(97)	(57)%
Interest expenses	(352)	(119)	(233)	195%
Change in fair value of investments	1,622	-	1,622	100%
Total other income (expenses)	1,344	52	1,292	2485%
Net loss	(6,418)	(4,711)	(1,707)	36%

Less: net loss attributable to non-controlling interest	243	-	243	100%
Net loss attributable to common stockholders	$(6,175)	$(4,711)	$(1,464)	31%

Research and development expenses increased $34,000, or 1%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. We expect to incur expenses related to our research and development efforts going forward with existing product candidates as well as potentially acquired new products.

During the three months ended June 30, 2015, we invested $1.5 million in new research and development programs with various partners. This increase was primarily due to the second milestone payment of $1.0 million for the IV Tramadol license, the second milestone payment of $0.5 million due in the third quarter of 2015 for the 1UO asset and $0.2 million for the Helocyte Bioscience’s (“Helocyte”) acquisition of the license for the CMV vaccine, offset by an adjustment related to the valuation of equity grants for $0.2 million.

General and administrative expenses increased $1.4 million, or 59%, from the three months ended June 30, 2014 to the three months ended June 30, 2015, largely due to a $0.7 million increase in costs related to the development of a sales and marketing infrastructure for our dermatology subsidiary Journey Medical Corporation (“JMC”), and $0.5 million of expenses related to our business development activity, including increased legal fees. In addition salaries and benefits increased by $0.1 million as a result of headcount increases related to business development.

During the three months ended June 30, 2015, interest expense primarily relates to interest on the NSC Note of approximately $0.3 million. While during the same period in 2014, we incurred approximately $81,000 of expense in connection with the IDB Note. The decrease in interest income in 2015 compared to the same period last year was primarily due to on average lower cash balances for the period. The change in fair value of investments primarily relates to the increase in value of our investment in CB Pharma of $1.6 million during the three months ended June 30, 2015.

The non-controlling interest of $0.2 million relates to the minority share of losses in Checkpoint, Mustang, Avenue and Coronado SO.

Comparison of six months ended June 30, 2015 and 2014

	For the six months ended June 30,		Change
($ in thousands)	2015	2014	$	%
Revenue	$500	$-	$500	100%

Operating expenses
Research and development	4,066	6,865	(2,799)	(41)%
Research and development – licenses acquired	8,987	-	8,987	100%
General and administrative	7,280	4,481	2,799	62%
Total operating expenses	20,333	11,346	8,987	79%
Loss from operations	(19,833)	(11,346)	(8,487)	75%

Other income (expenses)
Interest income	156	350	(194)	(55)%
Interest expenses	(683)	(1,085)	402	(37)%
Change in fair value of investments	1,407	-	1,407	100%
Total other income (expenses)	880	(735)	1,615	(220)%
Net loss	(18,953)	(12,081)	(6,872)	57%

Less: net loss attributable to non-controlling interest	722	-	722	100%
Net loss attributable to common stockholders	$(18,231)	$(12,081)	$(6,150)	51%

Revenue of $0.5 million in 2015, relates to the collaboration agreement between Checkpoint and TGTX, an affiliated entity.

Research and development expenses decreased $2.8 million, or 41%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. This decrease was primarily due to a $1.6 million reduction in TSO product development costs related to the wind down of Phase 2 of the TRUST-I trial and reduced development activities. In addition, personnel costs decreased by $0.5 million which was primarily comprised of a $0.4 million reduction in salary and benefits as a result of severance recorded in 2014. Cost related to manufacturing activities decreased by $1.0 million primarily due to a one-time charge of $0.7 million related to the decision to delay manufacturing of TSO in the Woburn, MA facility in 2014, as well as, a decrease in the use of consultants. We expect to incur expenses related to our research and development efforts going forward with existing product candidates as well as potentially acquired new products.

During the six months ended June 30, 2015, we invested $8.9 million in new research and development programs with various partners. This increase was primarily due to the purchase by Mustang of Chimeric Antigen Receptor Technology from the City of Hope Beckman Research Institute (“COH”) for $2.2 million, Checkpoint’s payment of $1.0 million for the license to develop a portfolio of fully human immuno-oncology targeted antibodies, Coronado SO Corporation’s licensing of 1UO for $1.5 million, our in-licensing of IV Tramadol for $3.0 million, our license for EGFR Inhibitors for $1.0 million and Helocyte’s purchase of $0.2 million to develop novel immunotherapies for the prevention and treatment of CMV from the COH.

General and administrative expenses increased $2.8 million, or 62%, from the six months ended June 30, 2014 to the six months ended June 30, 2015, largely due to a $1.3 million increase in costs related to the development of a sales and marketing infrastructure for our dermatology subsidiary Journey Medical Corporation (“JMC”), and $0.8 million of expenses related to our business development activity, including $0.3 million of legal expenses pertaining to due diligence. In addition, salaries and benefits increased by $0.3 million as a result of headcount increases related to business development and stock-based compensation expense increased by $0.4 million due to restricted stock grants made to our Chief Executive Officer, our Executive Vice Chairman of Strategic Development and the independent members of our board of directors in the first quarter of 2014, partially offset by a $0.2 million decrease in professional fees.

During the six months ended June 30, 2015, interest expense primarily relates to interest on the NSC Note of approximately $0.4 million. While during the same period in 2014, we incurred $0.9 million of expense in connection with our loan with Hercules of which $0.3 related to the early payment penalty. The decrease in interest income in 2015 compared to the same period last year was primarily due to on average lower cash balances for the period. The change in fair value of investments primarily relates to the increase in value of our investment in CB Pharma of $1.4 million during the six months ended June 30, 2015.

The non-controlling interest of $0.7 million relates to the minority share of expenses in Checkpoint, Mustang and Coronado SO.

Liquidity and Capital Resources

For the three and six months ended June 30, 2015, we have funded our operations through cash on hand, the sale of debt and option exercises, aggregating $10.2 million of gross proceeds. At June 30, 2015, we had cash and cash equivalents of $41.0 million, plus marketable securities of $20.0 million and restricted cash of $14.6 million, of which $14.0 million is securing the IDB Note and $0.6 million of which is securing a letter of credit used as a security deposit for the New York, NY lease that became effective on October 3, 2014.

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

Cash Flows for the Six Months Ended June 30, 2015 and 2014

	For the six months ended June 30,
($ in thousands)	2015	2014	Change ($)
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(16,676)	$(10,088)	$(6,588)
Investing activities	(1,407)	(545)	(862)
Financing activities	9,361	(13,090)	22,451
Decrease in cash and cash equivalents	$(8,722)	$(23,723)	$15,001

Operating Activities

Net cash used in operating activities increased $6.6 million from the six-month period ended June 30, 2014, compared to the six-month period ended June 30, 2015. The increase was primarily due to a $6.2 million increase in net loss, partially offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015 relates to JMC’s acquisition of the rights to distribute a dermatological product, a working capital loan of $0.1 million to CB Pharma Acquisition Corp and construction in process of $49,000. Net cash used in investing activities during the six months ended June 30, 2014 relates to the investment in Argus of $0.2 million and a short-term option of $0.3 million for the purchase of 1UO.

Financing Activities

Net cash provided by financing activities of $9.4 million for the six months ended June 30, 2015 primarily relates to proceeds of $10.0 million from the promissory note, partially offset by $0.9 million in debt issuance costs associated with the promissory note as well as $0.2 million in proceeds related to the exercise of stock options. Net cash used in financing activities of $13.1 million for the six months ended June 30, 2014, reflects $14.0 million in proceeds from the IDB Note offset by a transfer of $14.0 million to restricted cash to secure the IDB Note as well as $13.7 million from the repayment of the Hercules Note.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed on our annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in its market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to derivatives, debt and equity linked instruments related to our financing activities.

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

Based on our analysis, as of June 30, 2015, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2015, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(b) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Information of CB Pharma Acquisition Corp.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTRESS BIOTECH, INC.

Date: August 10, 2015	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Information of CB Pharma Acquisition Corp.

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document