Form 10-Q
period 2015-09-30
Fortress Biotech, Inc.
filed 2015-11-09
CIK 1429260

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 47,133,715 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,563	$49,759
Marketable securities, at fair value (Note 3)	39,951	20,002
Prepaid expenses and other current assets	1,096	702
Total current assets	66,610	70,463

Property and equipment, net	129	52
Restricted cash	14,586	14,586
Long-term investments, at fair value (Note 11)	4,095	4,160
Intangible asset - license (Note 6)	1,250	-
Other assets	194	64
Total assets	$86,864	$89,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,287	$366
Interest payable	26	28
Accrued expenses	7,137	3,683
Total current liabilities	8,450	4,077

Notes payable, long-term, net (net of debt discount of $718 and $6 at September 30, 2015 and December 31, 2014, respectively)	23,291	14,003
Other long-term liabilities	202	722
Total liabilities	31,943	18,802

Commitments and contingencies

Stockholders' equity
Convertible Preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 47,133,715 and 46,494,034 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	47	46
Additional paid-in-capital	231,684	212,205
Accumulated deficit	(178,120)	(141,728)
Total stockholders' equity attributed to the Company	53,611	70,523

Non-controlling interests (Note 5)	1,310	-
Total stockholders' equity	54,921	70,523
Total liabilities and stockholders' equity	$86,864	$89,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenue - from a related party	$25	$-	$525	$-

Operating expenses
Research and development	9,073	1,609	13,172	8,473
Research and development – licenses acquired	1,895	-	10,882	-
General and administrative	7,129	2,737	14,376	7,218
Total operating expenses	18,097	4,346	38,430	15,691
Loss from operations	(18,072)	(4,346)	(37,905)	(15,691)

Other income (expenses)
Interest income	39	168	195	517
Interest expense	(350)	(121)	(1,033)	(1,206)
Change in fair value of investments	(1,472)	(293)	(65)	(293)
Total other income (expenses)	(1,783)	(246)	(903)	(982)
Net loss	(19,855)	(4,592)	(38,808)	(16,673)

Less: net loss attributable to non-controlling interest	1,694	-	2,416	-
Net loss attributable to common stockholders	$(18,161)	$(4,592)	$(36,392)	$(16,673)

Basic and diluted net loss per common share	$(0.46)	$(0.13)	$(0.93)	$(0.46)

Weighted average common shares outstanding—basic and diluted	39,412,056	36,024,810	39,038,522	35,977,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	For the nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(38,808)	$(16,673)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	17	17
Noncash interest expense	167	555
Amortization of debt discount	143	-
Stock-based compensation expense	11,896	4,082
Change in fair value of investment	65	293
Asset impairment loss	-	723
Unrealized gain on marketable securities	(11)	-
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	(394)	(31)
Accounts payable and accrued expenses	4,375	(1,366)
Interest payable	(2)	(84)
End of term fee associated with Hercules Note	-	(398)
Other long-term liabilities	(687)	75
Net cash used in Operating Activities	(23,239)	(12,807)

Cash Flows from Investing Activities:
Purchase of marketable securities, at fair value	(19,938)	-
Purchase of short- term investment	-	(345)
Purchase of long-term investment	-	(250)
Purchase of property and equipment	(94)	-
Purchase of license	(1,250)	-
Payment to related parties - CB Pharma Acquisition Corp	(130)	-
Net cash used in Investing Activities	(21,412)	(595)

Cash Flows from Financing Activities:
Payment of Hercules Note	-	(13,655)
Proceeds from issuance of common stock	-	606
Proceeds from the exercise of stock options	216	-
Proceeds from issuance of common stock under ESPP	26	-
Proceeds from subsidiary's public offering	12,575	-
Payment of costs related to subsidiary's public offering	(1,507)	-
Payment of costs related to the issuance of common stock	-	(32)
Proceeds from IDB note	-	14,009
Payment of debt issue costs associated with IDB Note	-	(9)
Proceeds from NSC note	10,000	-
Payment of debt issue costs associated with NSC Note	(855)	-
Transfer of restricted cash	-	(15,446)
Net cash provided by (used in) Financing Activities	20,455	(14,527)

Net decrease in cash and cash equivalents	(24,196)	(27,929)

Cash and cash equivalents at beginning of period	49,759	99,521
Cash and cash equivalents at end of period	$25,563	$71,592

Supplemental disclosure of cash flow information:
Cash paid for interest	$80	$614

Supplemental disclosure of non-cash financing and investing activities:
Issuance of restricted stock	$1	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Fortress Biotech, Inc., formerly Coronado Biosciences, Inc. (“Fortress” or “the Company”), is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products.  On April 27, 2015, the Company changed its name from Coronado Biosciences, Inc. to Fortress Biotech, Inc. Fortress plans to develop and commercialize products both within Fortress and within subsidiary companies, also known as Fortress Companies.  In addition to its internal development programs, the Company will leverage its biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies achieve their goals.  Additionally, the Company will provide funding and management services to each of the Fortress Companies and, from time to time, the Company and the Fortress Companies will seek licensing, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

As of September 30, 2015, the Company has several consolidated Fortress Companies, which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Journey Medical Corporation (“JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), formerly DiaVax Biosciences, Inc. (“DiaVax”), Escala Therapeutics, Inc. (“Escala”), formerly Altamira Biosciences, Inc. (“Altamira”), and other consolidated Fortress subsidiaries which have minimal activity, including Innmune Limited, CB Securities Corporation (holds treasury bills classified as marketable securities), and Cyprium Therapeutics, Inc.

Recent Events

Fortress Companies

On September 30, 2015, a subsidiary of Fortress closed the first tranche of a confidential private placement offering raising approximately $12.6 million. Expenses associated with this tranche approximated $1.5 million.

Checkpoint Therapeutics, Inc.

In March 2015, the Company formed Checkpoint, an immuno-oncology focused company. To date, Checkpoint has licensed a portfolio of fully human immuno-oncology targeted antibodies generated in the laboratory of Dr. Wayne Marasco, MD, PhD, a professor in the Department of Cancer Immunology and AIDS at the Dana-Farber Cancer Institute (“Dana-Farber”). The portfolio includes antibodies targeting Programmed-death Ligand 1 (“PD-L1”), glucocorticoid-induced TNFR-related protein (“GITR”) and carbonic anhydrase 9 (“CAIX”). Checkpoint plans to develop these novel immuno-oncology and checkpoint inhibitor antibodies on their own and in combination with each other, as data suggests that combinations of these targets can work synergistically together. The Company expects clinical trials to start in the second half of 2016. Additionally, effective March 2015, Fortress assigned its license from NeuPharma, Inc. (“NeuPharma”) for a small molecule inhibitor of epidermal growth factor receptor (“EGFR”) mutations to Checkpoint. Clinical trials for this program are expected to start in the first half of 2016 (see Note 4).

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TG Therapeutics, Inc. (“TGTX”) to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Further, in connection with the NeuPharma license, Checkpoint entered into an option agreement with TGTX for a global collaboration in connection with the future development of the certain compounds licensed. Michael Weiss, the Company’s Executive Vice Chairman, Strategic Development is also Co-Portfolio Manager and a Partner of Opus Point Partners Management, LLC (“OPPM”) with Dr. Lindsay Rosenwald, the Company’s Chairman and Chief Executive Officer. Further, Mr. Weiss is the Executive Chairman, Interim President and Chief Executive Officer and a stockholder of TGTX. Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Both programs are currently in pre-clinical development.

On September 15, 2015, Checkpoint entered into a Sponsored Research Agreement with NeuPharma to identify additional inhibitors with differing profiles from the licensed products. Under the terms of the agreement, Checkpoint will pay NeuPharma for specific sponsored research projects.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang Bio, Inc.

In March 2015, the Company formed Mustang to develop immunotherapies based on Chimeric Antigen Receptor Technology (“CAR-T”) and Mustang entered into a license agreement with the City of Hope (“COH”) to acquire such technology. In connection with the license agreement, Mustang also entered into a Sponsored Research Agreement with the COH in which Mustang will fund continued research at the COH of CAR-T (see Note 4).

Coronado SO Co.

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

Avenue Therapeutics, Inc.

In February 2015, the Company purchased an exclusive license to an intravenous (“IV”) formulation of Tramadol for the U.S. market from Revogenex Ireland Limited (“Revogenex”). Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the United States. The Company intends to transfer the IV Tramadol license and rights to Avenue during the fourth quarter of 2015 in order to establish a Fortress Company focused on the acquisition, licensing, development and commercialization of products principally for use in the acute/intensive care hospital setting (see Note 4).

Helocyte, Inc.

Helocyte, formerly DiaVax, was formed to develop novel immunotherapies for the prevention and treatment of cytomegalovirus (“CMV”), a common virus that affects people of all ages. On April 2, 2015, Helocyte entered into an agreement with the COH to secure exclusive worldwide rights for two T-cell immunotherapeutic vaccines for controlling CMV in allogeneic hematopoietic stem cell transplant (“HSCT”) and solid organ transplant (“SOT”) recipients. Known as Triplex and PepVax, the programs are expected to enter Phase II clinical studies later this year and are supported by grants paid and payable to the COH from the National Cancer Institute. In connection with the licensing of Triplex and PepVax, Helocyte further entered into an option agreement with the COH (the “Option”) for exclusive worldwide rights to Pentamer, a universal immunotherapeutic vaccine being developed for the prevention of CMV transmission in utero, and exercised this Option on April 28, 2015 (see Note 4).

Escala Therapeutics, Inc.

On July 16, 2015, Escala, formerly Altamira, acquired from New Zealand Pharmaceuticals Limited (“NZP”) a license from the National Institutes of Health (“NIH”) and Cooperative Research and Development Agreements (“CRADAs”) for the development of oral N-acetyl-D-mannosamine (“ManNAc”), a key compound in the sialic biosynthetic pathway for the treatment of hyposialylation disorders, including GNE myopathy and various forms of nephropathy (see Note 4).

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2015 and amended on April 30, 2015, from which the Company derived the balance sheet data at December 31, 2014.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Innmune Limited, Coronado SO, Cyprium Therapeutics, Inc., Escala, JMC, CB Securities Corporation, Avenue, Checkpoint, Mustang and Helocyte. All intercompany balances and transactions have been eliminated.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value of stock options and warrants, stock-based compensation, common stock issued to acquire licenses, investments, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications

The Company reclassified debt issuance costs from other assets to notes payable, long-term, net on the unaudited condensed consolidated balance sheets for all periods presented pursuant to the early adoption of Accounting Standards Update (“ASU”) No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs.

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of September 30, 2015, the Company has $14.6 million of restricted cash securing a note payable of $14.0 million and a pledge to secure a letter of credit in connection with a lease of $0.6 million.

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

Level 2:  Observable inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities. The carrying value of the amount owed to Ovamed GmbH (“Ovamed”) upon the acquisition of certain manufacturing rights in December 2012 under the amendment to the sublicense agreement with Ovamed included in current liabilities in the September 30, 2015 unaudited condensed consolidated balance sheet and both current liabilities and long-term liabilities in the December 31, 2014 consolidated balance sheet, has been recorded at its net present value, which approximates its fair value (see Note 10).

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

Investments at Fair Value

The Company elected the fair value option for its investment in a third-party company developing a laser device to treat migraine headaches, and its investment in CB Pharma Acquisition Corp. (“CB Pharma”). As of September 30, 2015, the fair value of these investments approximate $4.1 million (see Note 11).

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as a change in fair value of investments in the unaudited condensed consolidated statements of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

Reimbursement Arrangements

The Company, via the collaboration agreement between Checkpoint and TGTX, is reimbursed by TGTX for its share of the cost of the license and future milestone payments that are payable to Dana-Farber pursuant to the license agreement (for further discussion, see Note 1). The gross amount of these reimbursed costs are reported as revenue in the accompanying unaudited condensed consolidated statements of operations. The Company acts as a principal (as the Company is responsible for designing the future clinical development pathway), bears credit risk and may perform part of the services required in the transactions. Consistent with ASC 605-45, Revenue Recognition – Principal Agent Considerations, these reimbursements are treated as revenue to the Company. The actual expenses creating the reimbursements are reflected as research and development – licenses acquired.

Collaborative Arrangements

The Company recognizes revenue for the performance of services or the shipment of products when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company follows ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the recognition of revenue under its collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, (iii) drug product manufacturing, and/or (iv) participation on joint research and/or joint development committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

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

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the condensed consolidated balance sheets and recognized as revenue in the condensed consolidated statements of operations when the related revenue recognition criteria are met. See Note 4 for a description of the collaborative arrangements.

Intangible Asset License

The Company records the costs of acquired product license rights as intangible asset licenses in the condensed consolidated balance sheets. Upon commencement of product sales, license rights will be amortized over the expected life of the product into product expense in the condensed consolidated statements of operations. As of September 30, 2015, product sales of the Company’s intangible asset license had not yet commenced (see Note 6).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. For stock-based compensation awards to non-employees, the Company remeasures the fair value of the unvested non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, which eliminates from GAAP the concept of extraordinary items. If an event or transaction meets the criteria for extraordinary classification, it is segregated from the results of ordinary operations and is shown as a separate item in the income statement, net of tax. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently assessing the adoption and impact of this ASU, however, the Company does not anticipate that adoption of ASU 2015-01 will impact the Company’s consolidated financial position and results of operations.

In the first quarter of 2015, the Company adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, issued by the FASB. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company’s adoption of ASU No. 2014-08 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015, with early adoption permitted. The Company adopted ASU No. 2015-03 and such adoption resulted in debt issuance costs for all periods presented to be reclassified into notes payable, long-term, net.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is currently evaluating the impact of adopting ASU No. 2015-15 and believes its adoption will not have a material effect on the Company’s consolidated financial position and results of operations.

3. Marketable Securities

Marketable securities, classified as trading, consist of the following:

	As of September 30, 2015
($ in thousands)	Cost	Unrealized Gain/(Loss)	Fair Value
U.S. treasury bill	$39,940	$11	$39,951

	As of December 31, 2014
($ in thousands)	Cost	Unrealized Gain/(Loss)	Fair Value
U.S. treasury bill	$19,998	$-	$19,998
Mutual fund	4	-	4
	$20,002	$-	$20,002

The contractual term to maturity of all marketable securities held by the Company as of September 30, 2015 is less than one year.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The assets purchased by the Company, Mustang, Checkpoint, Coronado SO, Helocyte and Escala require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the nine months ended September 30, 2015, the purchase price of licenses, totaling approximately $10.9 million, was classified as research and development-licenses acquired in the Company’s condensed consolidated statements of operations. For the three months and nine months ended September 30, 2015, the Company’s research and development-licenses are comprised of the following:

($ in thousands)	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Fortress:
IV Tramadol (1)	$-	$3,000

Fortress Companies:
Mustang	-	2,147
Checkpoint	600	2,633
Coronado SO	-	1,607
Helocyte	-	200
Escala	1,295	1,295
Total	$1,895	$10,882

(1)    Fortress intends to transfer IV Tramadol to Avenue.

Research and Development Licenses Acquired - Fortress Companies

Checkpoint Therapeutics, Inc.

License Agreement with Dana-Farber Cancer Institute

In March 2015, Checkpoint entered into a license agreement with Dana-Farber to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the agreement, Checkpoint paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, Checkpoint granted Dana-Farber 500,000 shares of its common stock, all of which has been included in research and development - licenses acquired on the unaudited condensed consolidated statements of operations. Under the terms of the license agreement, Checkpoint also will pay development and sales-based milestone payments and royalties on net sales. The portfolio of antibodies licensed from Dana-Farber includes antibodies targeting PD-L1, GITR and CAIX. Checkpoint plans to develop these novel immuno-oncology and checkpoint inhibitor antibodies on their own and in combination with each other, as data suggests that combinations of these targets can work synergistically together. Checkpoint expects clinical trials to start in the second half of 2016.

Effective March 2015, the Company assigned all of its rights under its agreement with NeuPharma to develop and commercialize novel irreversible, third generation EGFR inhibitors on a worldwide basis other than certain Asian countries, to Checkpoint in exchange for debt (see Note 8). Under the terms of the agreement, Fortress paid NeuPharma an upfront licensing fee of $1.0 million, which is included in research and development-licenses acquired on the condensed consolidated statements of operations. Checkpoint will also make development and sales-based milestone payments and will pay a tiered single digit royalty on net sales.

Dr. Marasco, a professor in the Department of Cancer Immunology and AIDS at Dana-Farber whose laboratory generated the immune-oncology targeted antibodies, will chair Checkpoint’s Scientific Advisory Board. As payment for these services, in March 2015, Checkpoint granted Dr. Marasco 1,500,000 shares of Checkpoint restricted stock and will pay Dr. Marasco $0.2 million a year, paid quarterly.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company valued the restricted stock Checkpoint granted to Dr. Marasco as of September 30, 2015 utilizing a market approach, based upon a third party financing (see Note 8), resulting in a value of $4.39 per share. The share price was valued utilizing a volatility of 83%, a risk free rate of return of 1.54% and a term of five years. Under the terms of the stock grant, the shares vest 25% on the first anniversary of the grant date and monthly thereafter for 48 months.

During the three and nine months ended September 30, 2015, Checkpoint recorded expense of approximately $2.7 million in research and development on the unaudited condensed consolidated statements of operations in connection with Dr. Marasco’s grant.

In connection with its license agreement with Dana-Farber, Checkpoint granted Dana-Farber 500,000 fully vested shares of its common stock. The share price was valued by the Company utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.065 per share for which Checkpoint recorded expense of $32,500. Additionally, pursuant to the license agreement on September 30, 2015, Checkpoint granted to Dana-Farber an additional 136,803 shares of Checkpoint common stock resulting in a charge of $0.6 million. During the three and nine months ended September 30, 2015 and in connection with these grants, Checkpoint recorded expense of $0.6 million in research and development - licenses acquired on the unaudited condensed consolidated statements of operations.

Collaboration Agreements with TG Therapeutics, Inc.

In connection with its license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Under the terms of the collaboration agreement, Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Both programs are currently in pre-clinical development. TGTX paid Checkpoint $0.5 million, representing an up-front licensing fee, and will make additional development and sales-based milestone payments as well as pay a tiered single digit royalty on net sales. During the three and nine months ended September 30, 2015, the Company recognized nil and $0.5 million, respectively, in revenue from its collaboration agreement with TGTX on the unaudited condensed consolidated statements of operations.

In connection with its license with NeuPharma, Checkpoint entered into an option with TGTX for $25,000, included in revenue, for a global collaboration in connection with the future development of the certain compounds licensed. The option expires on December 17, 2015.

Mustang Bio, Inc.

License Agreement with the City of Hope

In March 2015, Mustang entered into a license agreement with the COH to acquire CAR-T technology. Pursuant to the agreement, in April 2015, Mustang paid the COH an upfront fee of $2.0 million, which is included in research and development-licenses acquired on the unaudited condensed consolidated statements of operations, and granted 1,000,000 shares of Mustang common stock to the COH, with additional milestones payments due to the COH upon the achievement of certain development goals and royalty payments for sales of the product. In addition, Mustang entered into a Sponsored Research Agreement with the COH in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years.

The Company valued the stock grant to the COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.147 per share or $0.1 million on March 31, 2015. During the three and nine months ended September 30, 2015, nil and $0.1 million of expense was included in research and development-licenses acquired on the unaudited condensed consolidated statements of operations.

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

The Company valued the stock grant to the third party utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $1.19 per share or $0.2 million on March 31, 2015. During the three and nine months ended September 30, 2015, nil and $1.6 million of expense was included in research and development-licenses acquired on the unaudited condensed consolidated statements of operations.

Avenue Therapeutics, Inc.

License Agreement with Revogenex Ireland Ltd

In February 2015, the Company purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, which has been included in research and development licenses-acquired on the unaudited condensed consolidated statements of operations. In addition, on June 17, 2015, the Company paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. Under the terms of the agreement, Revogenex is eligible to receive additional milestone payments upon the achievement of certain development milestones, in addition to royalty payments for sales of the product. Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the United States.

The Company intends to transfer the IV Tramadol license and rights to Avenue during the fourth quarter of 2015 in order to establish a Fortress Company focused on the acquisition, license, development and commercialization of products principally for use in the acute/intensive care hospital setting.

During the second quarter of 2015, Avenue granted 150,000 shares of its common stock to two consultants in exchange for services provided and 1 million shares of its common stock to its acting Chief Executive Officer, Dr. Lucy Lu, who is also the Chief Financial Officer of Fortress, for services provided. Dr. Lu’s grant vests 50% in four annual equal tranches of 12.5%, with the remaining 50% vesting upon the achievement of certain performance goals. In connection with these grants, for the three and nine months ended September 30, 2015, we recorded $14,700 and $37,600 as general and administrative expenses on the unaudited condensed consolidated statements of operations.

The Company valued the stock utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.146 per share of Avenue on May 31, 2015.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Helocyte, Inc.

License Agreement with the City of Hope

On April 2, 2015, Helocyte entered into an agreement with the COH to secure the exclusive license to the worldwide rights for two T-cell immunotherapeutic vaccines for controlling CMV in HSCT and SOT recipients, for an upfront payment of $150,000. As further consideration for the license, Helocyte is to grant to the COH, upon their acceptance of the terms of the grant, 500,000 shares of Helocyte common stock. Known as Triplex and PepVax, the programs are expected to enter Phase II clinical studies later this year and are supported by grants paid and payable to the COH by the National Cancer Institute. In connection with the licensing of Triplex and PepVax, Helocyte further entered into the Option for exclusive worldwide rights to Pentamer, a universal immunotherapeutic vaccine being developed for the prevention of CMV transmission in utero. On April 28, 2015, Helocyte exercised the Option and secured exclusive worldwide rights to the Pentamer vaccine from the COH for an upfront payment of $50,000. If Helocyte successfully develops and commercializes PepVax, Triplex and Pentamer, the COH will receive additional milestone and other payments. During the three and nine months ended September 30, 2015, Helocyte recorded an expense of $0.2 million in research and development-licenses acquired on the unaudited condensed consolidated statements of operations.

Escala Therapeutics, Inc.

On July 16, 2015, Escala acquired from NZP a license from the NIH and CRADAs for the development of oral ManNAc, a key compound in the sialic biosynthetic pathway, for the treatment of hyposialylation disorders, including GNE myopathy and various forms of nephropathy. As part of this agreement, Escala provided NZP and NIH an upfront payment of approximately $1.3 million comprised of an upfront milestone payment of $0.7 million to NZP and reimbursement of $0.6 million of development costs for Phase II Myopathy and Phase I Nephropathy Clinical Trial being conducted at the NIH. Additional development and sales-based milestone payments are payable upon achievement. During the three and nine months ended September 30, 2015, Escala recorded an expense of $1.3 million in research and development-licenses acquired on the unaudited condensed consolidated statements of operations.

5. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

($ in thousands)	As of September 30, 2015
	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Total
NCI equity share	$4	$23	$15	$4,076	$(392)	$3,726
Net loss attributed to non-controlling interest	(401)	(237)	(321)	(1,168)	(289)	(2,416)
Non-controlling in consolidated entities	$(397)	$(214)	$(306)	$2,908	$(681)	$1,310

The components of non-controlling interests in loss of consolidated entities are as follows:

($ in thousands)	For the three months ended September 30, 2015
	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Total
Non-controlling interests in loss of consolidated entities	$(367)	$(7)	$(54)	$(977)	$(289)	$(1,694)
Non-controlling ownership (See Note 4)	11.5%	13%	10%	20.0%	25.0%

($ in thousands)	For the nine months ended September 30, 2015
	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Total
Non-controlling interests in loss of consolidated entities	$(401)	$(237)	$(321)	$(1,168)	$(289)	$(2,416)
Non-controlling ownership (See Note 4)	11.5%	13%	10%	20.0%	25.0%

6. Intangible Asset License

Journey Medical Corporation

In March 2015, JMC entered into a license and supply agreement to acquire the rights to distribute a dermatological product for the treatment of acne. JMC made an upfront payment of $1.3 million and will incur another fee of $0.7 million upon receipt of the product. Further payments will be made based on a revenue sharing arrangement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded the upfront payment as an intangible asset on the unaudited condensed consolidated balance sheet and will amortize it over the deemed life of the product or agreement (whichever is shorter) upon the commencement of sales, which the Company expects in late 2015 or early 2016. The product is fully developed and approved but sales cannot commence until manufacturing regulatory clearance is obtained.

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

A calculation of basic and diluted net loss per common share follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands except share and per share amounts)	2015	2014	2015	2014
Net loss attributable to common stockholders	(18,161)	(4,592)	(36,392)	(16,673)
Weighted average common shares outstanding—basic and diluted	39,412,056	36,024,810	39,038,522	35,977,355
Basic and diluted net loss per common share	$(0.46)	$(0.13)	$(0.93)	$(0.46)

Included in common stock issued and outstanding as of September 30, 2015 are 7,670,935 shares of unvested restricted stock, which are excluded from the weighted average common stock outstanding since its effect would be anti-dilutive.

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Warrants to purchase Common Stock	685,061	685,061	685,061	696,526
Options to purchase Common Stock	1,832,499	2,171,032	2,019,219	2,312,461
Unvested Restricted Stock	6,884,631	6,308,038	6,795,132	5,880,063
Unvested Restricted Stock Units	752,761	-	258,242	-
Total	10,154,952	9,164,131	9,757,654	8,889,050

8. Debt and Interest

Debt

Long-term debt consists of the following as of September 30, 2015 and December 31, 2014:

($ in Thousands)	September 30, 2015	December 31, 2014	Interest Rate	Maturity
IDB Note	$14,009	$14,009	2.25%	Feb - 2017
NSC Note	10,000	-	8.00%	Mar - 2018
Total notes payable, long-term	24,009	14,009
Less: Discount of notes payable	718	6
Total notes payable, long-term, net	$23,291	$14,003

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

IDB Note

At September 30, 2015, the Company had $14.0 million outstanding under its promissory note with the Israel Discount Bank (the “IDB Note”). Effective March 31, 2015, the Company extended the maturity date of the IDB Note to February 2017. The Company pays interest only on the IDB Note through maturity.

NSC Note

In March 2015, the Company closed a private placement of a promissory note for $10 million through National Securities Corporation’s NSC Biotech Venture Fund I LLC (the “NSC Note”). The Company will use the proceeds from the NSC Note to acquire medical technologies and products. The note matures in 36 months, provided that during the first 24 months the Company can extend the maturity date by six months. No principal amount is due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings, Inc., acted as the sole placement agent for the NSC Note. The Company paid NSC a fee of $0.9 million during the nine months ended September 30, 2015, in connection with the NSC Note. At September 30, 2015, the Company recorded the fee as a discount to notes payable on the unaudited condensed consolidated balance sheets and will amortize it over the life of the NSC Note. The effective interest rate on the NSC Note approximates 11.3%.

The NSC Note was amended and restated on July 29, 2015 to provide that any time a Fortress Company receives from the Company any proceeds from the NSC Note, the Company may, in its sole discretion, cause the Fortress Company to issue to NSC Biotech Venture Fund I LLC a new promissory note (the “Amended NSC Note”) on identical terms as the NSC Note, giving effect to the passage of time with respect to maturity. The Amended NSC Note will equal the dollar amount of the Fortress Company’s share of the NSC Note and reduce the Company’s obligations under the NSC Note by such amount. The Company will guarantee the Amended NSC Note until the Fortress Company either completes an initial public offering of its securities or raises sufficient equity capital so that it has cash equal to five times the Amended NSC Note. As of September 30, 2015, the Company transferred $2.8 million, including debt discount, of the NSC Note to Checkpoint, representing Checkpoint’s pro rata share of the NSC Note.

In connection with the transfer of NSC Note proceeds to a Fortress Company and the removal of the Company’s guarantee of the Amended NSC Note, NSC will receive a warrant to purchase the Fortress Company’s stock equal to 25% of the NSC Note proceeds transferred to that Fortress Company divided by the lowest price at which the Fortress Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress Company’s common stock. As of September 30, 2015, Fortress continued to guarantee 100% of the debt and therefore there were no warrants issued to NSC.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2015	2014	2015	2014
IDB Note
Interest	$82	$81	$235	$202
Amortization of fees	1	1	3	3
Total IDB Note	83	82	238	205

NSC Debt
Interest	208	-	488	-
Amortization of fees	59	-	140	-
Total NSC Debt	267	-	628	-

Ovamed Manufacturing Agreement
Interest	-	39	167	114
Total Ovamed	-	39	167	114

Hercules Debt
Interest (1)	-	-	-	845
Amortization of fees	-	-	-	42
Total Hercules Debt	-	-	-	887
Total Interest Expense	$350	$121	$1,033	$1,206

(1)	Interest expense related to the Company’s loan with Hercules was $0.8 million, including $0.4 million related to accretion of the debt discount.

9. Property and Equipment

Property and equipment consisted of the following:

($ in thousands)	Useful Life (Years)	As of September 30, 2015	As of December 31, 2014
Computer equipment	3	$13	$13
Furniture & fixtures	5	69	69
Leasehold improvements	5	12	12
Construction in progress	N/A	94	-
Total property and equipment		188	94
Less: Accumulated depreciation		(59)	(42)
Property and equipment, net		$129	$52

Depreciation expense for the three months ended September 30, 2015 and 2014 was approximately $5,700 and $6,000, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was approximately $17,100 and $17,000, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Accrued Expenses and Other Long-Term Liabilities

In December 2012, the Company acquired certain manufacturing rights from Ovamed GmbH (“Ovamed”) and agreed to pay an aggregate of $1.5 million, in three installments of $0.5 million on December 12, 2014, 2015 and 2016, respectively. As of September 30, 2015, the Company had not made any payments to Ovamed. On February 27, 2015, Ovamed, the Company’s supplier and manufacturer of TSO, filed for insolvency in Germany, a process similar to U.S. bankruptcy. The accrual is recorded on the Company’s unaudited condensed consolidated balance sheets as a current accrued expense of $1.5 million as of September 30, 2015, as a result of the bankruptcy notification. This obligation was recorded at its full value; accretion of the obligation was nil and $39,000 for the three month period ended September 30, 2015 and 2014, respectively, and $167,000 and $114,000 for the nine months ended September 30, 2015 and 2014, respectively, and is recorded as interest expense on the unaudited condensed consolidated statements of operations. On April 20, 2015, the Company decided to no longer pursue the development of TSO. As a result, the Company terminated all on-going TSO trials including its Phase 2A clinical trial in pediatric patients with autism spectrum disorder. A preliminary analysis of data from this trial failed to demonstrate any signal of activity.

The Company also had a collaboration agreement with Dr. Falk Pharma (“Falk”) in connection with the development of TSO. Under this agreement, Falk was to provide the Company with the Final Clinical Study Report (“CSR”). On August 3, 2015, Falk notified the Company that the CSR was complete and that Falk was prepared to grant the Company access to the CSR. While the Company disputes the adequacy of the CSR and does not believe any payment is due to Falk, upon receipt of access to the CSR, the Company recorded a liability of €2.5 million ($2.8 million) in accrued expenses as of September 30, 2015.

Accrued expenses and other long-term liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Accrued expenses:
Professional fees	$302	$837
Salaries, bonuses and related benefits	961	598
Accrued milestone, CNDO SO	500	-
Accrued severance	6	38
Ovamed manufacturing rights - short term component	1,500	1,000
Clinical Study Report	2,823	-
Research and development	589	832
Lease impairment	165	165
Other	291	213
Total accrued expenses	$7,137	$3,683

Other long-term liabilities:
Ovamed manufacturing rights – long-term component	-	334
Long-term lease abandonment charge	82	268
Deferred rent	120	120
Total other long-term liabilities	$202	$722

11. Investments at Fair Value

From time to time, the Company invests in marketable securities, which are classified as trading securities and are stated at fair value as determined by quoted market prices. As of both September 30, 2015 and December 31, 2014, the Company held approximately $40.0 million and $20.0 million in marketable securities, which consisted of a U.S. treasury bill and mutual funds.

The fair value of the Company’s investment of $250,000 in a third-party company developing a laser device to treat migraine headaches, as of September 30, 2015 and December 31, 2014 was $0.2 million. During the nine months ended September 30, 2015, the Company evaluated operating results and other qualitative and quantitative factors pertaining to this investment to arrive at this determination.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2015, the Company valued its investment in CB Pharma, a publicly traded company, utilizing the following assumptions: volatility of 25.4%, no dividend rate, yielding an underlying value of $8.99 per ordinary share for the insider shares, and $9.49 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model which assumes a volatility of 25.4%, a risk free rate of return of 1.37% and a strike price of $11.50 per share arriving at a value of $0.95 for each right and $0.84 for a warrant. A 31.69% probability of a successful business combination was applied to the values above arriving at an estimated value of $2.84 for the insider shares, $3.00 for the private placement shares, $0.27 for each warrant and $0.30 for each right. Based upon the valuation, the Company recorded a decrease in fair-value of investment of $1.4 million. At September 30, 2015 the fair value of the Company’s investment in CB Pharma was, $3.8 million. Additionally, as of August 31, 2015, CB Pharma had net assets of approximately $42.6 million. Operations since inception have been insignificant. The Company has a working capital commitment of up to $0.5 million to fund CB Pharma operations, of which $0.1 million has been paid, with an additional $50,000 paid in October 2015. As of September 30, 2015, the fair value of this commitment was insignificant.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

The following tables classify into the fair value hierarchy financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2015 (unaudited) and December 31, 2014:

	Fair Value Measurement as of September 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. treasury bills	$39,951	$-	$-	$39,951
Total marketable securities	39,951	-	-	39,951
Long-term investments, at fair value	-	-	4,095	4,095
Total	$39,951	$-	$4,095	$44,046

	Fair Value Measurement as of December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
U.S. treasury bills	$19,998	$-	$-	$19,998
Mutual funds	4	-		4
Total marketable securities	20,002	-	-	20,002
Long-term investments, at fair value	-	-	4,160	4,160
Total	$20,002	$-	$4,160	$24,162

The fair value of marketable securities are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date.

 The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments, as of September 30, 2015:

	Fair Value of Investment
	Short-term	Long-term		Total
($ in thousands)	Other	Other	CB Pharma
Balance at December 31, 2014	$-	$250	$3,910	$4,160
Change in fair value of investment	-	-	(65)	(65)
Balance at September 30, 2015	$-	$250	$3,845	$4,095

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2015, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

12. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2015, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan, the Fortress Biotech, Inc. 2013 Stock Incentive Plan, the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan and the Fortress Biotech. Inc. Long Term Incentive Plan (“LTIP”).

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants granted by Fortress for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2015	2014	2015	2014
Employee awards	$3,296	$1,460	$6,284	$4,035
Executive awards of Fortress Companies' stock	2,229	-	2,229	-
Non-employee awards	10	24	24	47
Fortress Companies (1)	2,966	-	3,359	-
Total stock-based compensation expense	$8,501	$1,484	$11,896	$4,082

(1)	Includes for Avenue $37,600 for compensation expense on stock grants, Coronado SO approximately $178,500 for a stock grant made in connection with a license acquired, Checkpoint approximately $0.6 million for a stock grant made in connection with a license acquired and $2.1 million for compensation expense, Mustang approximately $147,000 for a stock grant made in connection with the license acquired, and JMC $279,500 for compensation expenses for the nine months ended September 30, 2015.

For the three months ended September 30, 2015, $4.3 million of stock-based compensation expense was included in research and development expenses, of which $3.7 million relates to grants made to employees and consultants and $0.6 million relates to the acquisition of research and development licenses-acquired, and $4.2 million of stock-based compensation expense was included in general and administrative expenses, of which $0.5 million relates to the modification of a stock grant to a former member of the Board of Directors and $2.2 million relates to warrants of Fortress Companies’ common stock granted to the Company’s Chief Executive Officer and Executive Vice Chairman. For the three months ended September 30, 2014, $0.3 million was included in research and development expenses and $1.2 million was included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

For the nine months ended September 30, 2015 and 2014, $5.2 million of stock-based compensation expenses was included in research and development expenses of which $4.3 million relates to grants made to employees and consultants and $0.9 million relates to the acquisition of research and development licenses-acquired and $6.7 million was included in general and administrative expenses, and $0.9 million was included in research and development expenses and $3.1 million was included in general and administrative expenses, respectively, on the unaudited condensed consolidated statements of operations.

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

($ in thousands)	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2014	2,164,365	$4.69	$-	7.38
Options granted	-	-	-
Options exercised	(100,000)	2.15	45
Options cancelled	(285,000)	7.57	1,417
Options vested and expected to vest at September 30, 2015	1,779,365	$4.37	$-	6.57
Options vested and exercisable	1,632,698	$4.40	$-	6.45

As of September 30, 2015, the Company had unrecognized stock-based compensation expense related to unvested option of $0.1 million with a weighted average vesting period of 0.20 years.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

George Avgerinos Grant

On July 15, 2015, George Avgerinos, Senior Vice President, Biologics Operations, was granted 1.0 million restricted stock units which vest 10% immediately and an additional 10% per year over four years commencing the later of trading availability, under the Company’s Insider Trading Policy, or July 15, 2015. The remaining 50% vests in accordance with the achievement of performance goals. As a condition of this grant, Mr. Avgerinos’ option grant dated June 2013 for 200,000 shares was surrendered. On the date of modification the incremental value of the new award of $3.3 million plus the unamortized expense of the old award of $0.4 million yielded a value of $3.7 million to be amortized over the life of the restricted stock units. For the three months ended September 30, 2015, 300,000 restricted stock units vested resulting in a charge of $1.4 million on the unaudited condensed consolidated statements of operations.

Acceleration of David Barrett Grants

On July 15, 2015, the Board of Directors voted to accelerate the vesting of 133,000 restricted shares of Fortress common stock granted to David Barrett for his service on the Board through July 15, 2015. In connection with this acceleration, Fortress recorded a charge of approximately $0.4 million during the three months ended September 30, 2015 on the unaudited condensed consolidated statements of operations.

Restricted Stock Unit Grant to Dov Klein

On July 15, 2015, Dov Klein joined the Board of Directors of Fortress. In connection therewith Fortress granted Mr. Klein 50,000 restricted stock units, which vest 25% per year over the next four years. At the grant date, Mr. Klein elected to defer 40,000 restricted stock units. The deferral of restricted stock units does not have any impact on the condensed consolidated financial statements.

The following table summarizes Fortress’ restricted stock and restricted stock unit award activity, excluding activity related to Fortress Companies:

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2014	8,287,384	$2.33
Restricted stock granted	200,000	3.04
Restricted stock vested	(816,449)	2.69
Restricted stock units granted	1,412,000	3.58
Restricted stock units vested	(335,000)	3.56
Unvested balance at September 30, 2015	8,747,935	$2.53

As of September 30, 2015, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of $10.1 million and $3.2 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.95 years and 1.4 years, respectively.

Warrants

As of September 30, 2015 and December 31, 2014, the Company had vested warrants to purchase 685,061 shares of Fortress common stock with a weighted average exercise price of $6.65 per share. All stock-based expense in connection with these warrants has been recognized.

Deferred Compensation Plan

On March 12, 2015, the Company’s Compensation Committee approved the Deferred Compensation Plan allowing all non-employee directors the opportunity to defer all or a portion of their fees or compensation, including restricted stock and restricted stock units. During the nine months ended September 30, 2015, certain non-employee directors elected to defer 290,000 restricted stock awards under this plan.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employee Stock Purchase Plan

As of September 30, 2015, 77,875 shares have been purchased and 122,125 shares are available for future sale under the Company’s Employee Stock Purchase Plan (“ESPP”). The Company recognized share-based compensation expense related to the ESPP of approximately $12,600 and $4,200 for the three months ended September 30, 2015 and 2014, respectively, and approximately $27,500 and $19,900 for the nine months ended September 30, 2015 and 2014, respectively.

Long-Term Incentive Program

At the Company’s annual stockholders meeting held on July 15, 2015, the stockholders approved the Fortress Biotech, Inc. Long-Term Incentive Plan (the “LTIP”) for the Company’s Chairman, President and Chief Executive Officer, Dr. Rosenwald, and Executive Vice Chairman, Strategic Development, Mr. Weiss. The LTIP consists of a program to grant equity interests in the Company and newly formed subsidiaries and a performance-based bonus program that is designed to result in performance-based compensation that is deductible without limit under Section 162(m) of the Internal Revenue Code of 1986, as amended.

In connection with the approval of the LTIP on July 15, 2015, the following grants of 500,000 warrants each were made to Dr. Rosenwald and Mr. Weiss for their services to the Company:

Fortress Stock	Warrant Shares	Risk Free Rate	Volatilty	Life	Exercise price	Fair Value
Mustang	1,000,000	2.36%	106.11%	20	$0.147	$135
Checkpoint	1,000,000	2.36%	106.11%	20	$0.129	$118
Avenue	1,000,000	2.36%	106.11%	20	$0.146	$134
CNDO SO	1,000,000	2.36%	106.11%	20	$1.190	$1,092
Helocyte	1,000,000	2.36%	106.11%	20	$0.097	$89
JMC	1,000,000	2.36%	106.11%	20	$0.650	$596
Escala	1,000,000	2.36%	106.11%	20	$0.071	$65

The exercise price, which approximates the fair value, was determined by the Company utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized.

Fortress Companies

Checkpoint Therapeutics, Inc.

In March 2015, Checkpoint issued a restricted stock grant to Dr. Marasco for services in connection with its Scientific Advisory Board. Dr. Marasco was issued a grant for 1.5 million shares of Checkpoint common stock, which vest 25% on the first anniversary of the grant date and monthly thereafter for 48 months. The Company valued the restricted stock as of September 30, 2015 utilizing a market approach, based upon a third party financing. Such valuation resulted in a value of $4.39 per share utilizing a volatility of 83%, a risk free rate of return of 1.54% and a term of five years. For both the three and nine months ended September 30, 2015, Checkpoint recorded expense of $2.1 million in connection with this grant.

Avenue Therapeutics, Inc.

During the nine months ended September 30, 2015, Avenue granted 150,000 shares of its common stock to two consultants in exchange for services provided and 1.0 million shares to its acting Chief Executive Officer, Dr. Lu, who is also Chief Financial Officer of Fortress, for services provided. The stock price was determined utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.146 per share. Grants issued to the consultants were fully vested. The grant issued to Dr. Lu vests 50% in four annual equal tranches of 12.5%, with the remaining 50% vesting upon the achievement of certain performance goals. In connection with these grants for the three and nine months ended September 30, 2015, approximately $15,000 and $37,600, respectively, was recorded in expense on the unaudited condensed consolidated statements of operations.

As of September 30, 2015 Avenue had unrecognized stock-based compensation expense of $64,570 with a remaining weighted average vesting period of 1.67 years.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Journey Medical Corporation

On July 28, 2015, JMC granted 1,950,000 restricted stock units to its key employees. The stock price was determined utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.5%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.65 per share.

	RSU Grant	Vesting Term	Vested	Unvested	Fair Value per Share
President (1)	1,500,000	4	250,000	1,250,000	$0.650
Sales Operations Staff	450,000	4	-	450,000	$0.650
	1,950,000		250,000	1,700,000

(1)	Vesting is performance based.

Expense for both the three and nine months ended September 30, 2015 of approximately $279,000 was recorded in general and administrative expense on the unaudited condensed consolidated statements of operations.

As of September 30, 2015, JMC had unrecognized stock-based compensation expense of $0.5 million related to these grants with a remaining weighted average vesting period of 1.07 years.

Capital Raise

On September 30, 2015, a subsidiary of Fortress closed the first tranche of a confidential private placement offering raising approximately $12.6 million. Expenses associated with this tranche approximated $1.5 million.

13. Related Party Note

Related Party Service Agreement

Services Agreement with Opus Point Management Partners, LLC

On April 3, 2014, the Company entered into a Shared Services Agreement with OPPM in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice Chairman, Strategic Development are both Co-Portfolio Managers and Partners of OPPM. The Company incurred expense of approximately $66,000 and $153,700 under this agreement for the three and nine months ended September 30, 2015, respectively, and approximately $40,000 and $79,000 for the three and nine months ended September 30, 2014, respectively. The agreement can be terminated by either party with thirty days’ notice.

Shared Services Agreement with TGTX

In September 2014, the Company entered into a desk share agreement with TGTX. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will share costs associated with this facility, which is expected to be occupied during the first half of 2016. Additionally, in July 2015, TGTX and the Company entered into an arrangement to share the cost of a research and development full-time employee. The salary and benefit costs associated with this employee are allocated based on hours worked in connection with TGTX projects. The Company received payments of $71,800 for both the three and nine months ended September 30, 2015 and no payments were received in 2014 related to these two arrangements. As of September 30, 2015, the Company has a receivable of $69,300 related to these agreements recorded on the unaudited condensed consolidated balance sheets.

Checkpoint Collaboration Agreement with TGTX

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. In connection with this Agreement, TGTX paid Checkpoint an upfront fee of $0.5 million during the nine months ended September 30, 2015 (see Note 1).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

(Formerly Coronado Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Further in connection with the NeuPharma license, Checkpoint entered into an option agreement with TGTX for $25,000, included in revenue, for a global collaboration in connection with the future development of the certain compounds licensed. The option expires on December 17, 2015.

Founders Agreement and Management Services Agreement with Checkpoint

Effective March 17, 2015, the Company entered into a Founders Agreement with Checkpoint pursuant to which the Company assigned to Checkpoint all of its right and interest (i) under the Company’s license agreement for the EGFR inhibitors and (ii) to a license agreement currently under negotiation, as set forth in the Founders Agreement. As consideration for the Founders Agreement, Checkpoint assumed $2.8 million in debt that the Company accumulated under the NSC Note (See Note 8) for expenses and costs of forming Checkpoint and obtaining the Dana-Farber Antibodies and the EGFR inhibitors. As additional consideration for the transfer of rights under the Founders Agreement, Checkpoint will also: (i) issue annually to the Company, on the anniversary date of the Founders Agreement, shares of Checkpoint common stock equal to 2.25% of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of Checkpoint common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when the Company no longer has majority voting control in Checkpoint’s voting equity, equal to 2.25% of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to 4.5% of  its annual net sales, payable on an annual basis, within 90 days of the end of each calendar year. In the event of a change in control (as defined in the Founders Agreement), the Company will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the 12 months immediately preceding the change in control and (ii) 4.5%.

CB Pharma Acquisition Corp.

The Company has committed to provide working capital of up to $0.5 million to CB Pharma Acquisition Corp. At September 30, 2015 and December 31, 2014, the Company has funded $0.1 million and nil, respectively, of this commitment.

14. Subsequent Events

In October 2015, the Company provided an additional $50,000 of working capital to CB Pharma Acquisition Corp.

On October 30, 2015, a subsidiary of Fortress closed the second tranche of a confidential private placement offering raising approximately $12.6 million. Expenses associated with this tranche approximated $1.3 million .

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “we,” “us,” “our,” “the Company” and “Fortress” refer to Fortress Biotech, Inc. and its subsidiaries.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, as amended for the year ended December 31, 2014.

Overview

Since inception on June 28, 2006, Fortress Biotech, Inc., formerly known as Coronado Biosciences, Inc., has been a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. Our plan is to develop and commercialize products that we acquire both directly and within our subsidiary companies, also known as Fortress Companies. In addition to our internal development programs, we plan to maintain direct ownership of certain product rights and revenues as well as receive royalties. We will leverage our biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies achieve their goals. Additionally, we will provide funding and management services to each of the Fortress Companies and, for certain Fortress Companies, we will seek licensing, partnerships, joint ventures, and/or public and private financings to accelerate and provide additional funding to support research and development for its products under development

Business Strategy

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

Recent Events

On September 30, 2015, a subsidiary of Fortress closed the first tranche of a confidential private placement offering raising approximately $12.6 million. Expenses associated with this tranche approximated $1.5 million (see Note 12).

Checkpoint Therapeutics, Inc.

On September 15, 2015, Checkpoint entered into a Sponsored Research Agreement with NeuPharma, Inc. (“NeuPharma”) to identify additional inhibitors with differing profiles from the licensed products. Under the terms of the agreement, Checkpoint paid NeuPharma an upfront fee of $0.3 million in October 2015, in connection with the commencement of the research, followed by quarterly invoices for research performed. The total cost of the initial research project is expected to approach $1.5 million over the next twelve months.

Escala Therapeutics, Inc.

On July 16, 2015, a Fortress Company, Escala Therapeutics, Inc. (“Escala”) acquired from New Zealand Pharmaceuticals Limited (“NZP”) a license from the National Institute of Health (“NIH”) and Cooperative Research and Development Agreements (“CRADAs”) for the development of oral N-acetyl-D-mannosamine (“ManNAc”), a key compound in the sialic biosynthetic pathway for the treatment of hyposialylation disorders, including GNE myopathy and various forms of nephropathy. As part of the agreement, Escala provided NZP and NIH an upfront payment of approximately $1.3 million comprised of an upfront milestone payment of $0.7 million to NZP and reimbursement of $0.6 million of development costs for Phase II Myopathy and Phase I Nephropathy Clinical Trial being conducted at the NIH. Additional development and sales-based milestone payments are payable upon achievement.

Results of Operations

General

To date, we have revenues of $0.5 million from a licensing agreement between Checkpoint and TG Therapeutics, Inc. (“TGTX”), an affiliated entity, and, at September 30, 2015, we had an accumulated deficit of $178.1 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Research and Development Expenses

Conducting research and development is central to our business. For the three months ended September 30, 2015 and 2014, research and development expenses were $9.1 million and $1.6 million, respectively, and for the nine months ended September 30, 2015 and 2014, research and development expenses were $13.2 million and $8.5 million, respectively. Additionally, during the three months and nine months ended September 30, 2015, we expensed $1.9 million and $10.9 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended September 30, 2015 and 2014, was $4.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2015 and 2014, noncash, stock-based compensation expense included in research and development was $5.2 million and $0.9 million, respectively. Research and development expenses consist primarily of:

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

For the three months ended September 30, 2015 and 2014, direct, external development costs incurred for our TSO product development program were $2.8 million, all of which represents a payment due to Dr. Falk Pharma in connection with the delivery of the CSR though the Company disputes the adequacy of the CSR and does not believe the payment is due, and $0.3 million, respectively. For the nine months ended September 30, 2015 and 2014, direct, external development costs incurred for our TSO product development program were $3.1 million and $2.2 million, respectively. For the three months ended September 30, 2015 and 2014, direct, external development costs incurred for our CNDO-109 product development program were $0.1 million and $0.4 million, respectively, and for the nine months ended September 30, 2015 and 2014, direct, external development costs incurred for our CNDO-109 product development program were $0.4 million and $1.6 million, respectively. Included in research and development expense for the three months and nine months ended September 30, 2015 are $1.5 million and $2.8 million, respectively, related to the research and development efforts of the Fortress Companies.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended September 30, 2015 and 2014, general and administrative expenses were $7.1 million and $2.7 million, respectively, and for the nine months ended September 30, 2015 and 2014, general and administrative expenses were $14.4 million and $7.2 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2015 and 2014, were $4.2 million and $1.2 million, respectively, and for the nine months ended September 30, 2015 and 2014, were $6.7 million and $3.2 million, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	support of business development activities; and
•	an expanding infrastructure and increased professional fees and other costs associated with the regulatory requirements and increased compliance associated with being a public reporting company.

Comparison of three months ended September 30, 2015 and 2014

	For the three months ended September 30,		Change
($ in thousands)	2015	2014	$	%
Revenue	$25	$-	$25

Operating expenses
Research and development	9,073	1,609	7,464	464%
Research and development – licenses acquired	1,895	-	1,895	100%
General and administrative	7,129	2,737	4,392	160%
Total operating expenses	18,097	4,346	13,751	316%
Loss from operations	(18,072)	(4,346)	(13,726)	316%
			-
Other income (expenses)			-
Interest income	39	168	(129)	(77)%
Interest expenses	(350)	(121)	(229)	189%
Change in fair value of investments	(1,472)	(293)	(1,179)	100%
Total other income (expenses)	(1,783)	(246)	(1,537)	625%
Net loss	(19,855)	(4,592)	(15,263)	332%
			-
Less: net loss attributable to non-controlling interest	1,694	-	1,694	100%
Net loss attributable to common stockholders	$(18,161)	$(4,592)	$(13,569)	295%

Research and development expenses increased $7.5 million, or 464%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. The increase was comprised of a $3.5 million increase in stock compensation expense, of which $1.4 million related to the grant made to our Senior Vice President of Operations and $2.1 million related to the mark-to-market impact on the value of the restricted stock grant made to a Checkpoint consultant. Additionally, we recorded a $2.8 million expense related to the payment due to Dr. Falk Pharma in connection with its delivery of the CSR (though the Company disputes the adequacy of the CSR and does not believe the payment is due), and a $1.5 million charge related to our new development programs, all of which were partially offset by lower consulting fees. We expect to incur expenses related to our research and development efforts going forward with existing product candidates as well as potentially acquired new products.

During the three months ended September 30, 2015, we invested $1.9 million in new research and development programs with various partners. This increase was primarily due to an upfront milestone payment of $1.3 million for the license purchased by Escala and a $0.6 million milestone payment due in connection with our license with Dana-Farber.

General and administrative expenses increased $4.4 million, or 160%, from the three months ended September 30, 2014 to the three months ended September 30, 2015, largely due to a $1.1 million increase in costs related to the development of a sales and marketing infrastructure for Journey Medical Corporation (“JMC”) and $0.5 million of expenses related to our business development activity, including increased legal fees. In addition, we incurred a $3.0 million increase in stock compensation expense related to the modification of a grant made to a former director of $0.5 million and a $2.2 million expense for warrants issued to our Chief Executive Officer, and Executive Vice-Chairman, Strategic Development of Fortress Companies common stock. Lastly, salaries and benefits increased by $0.2 million as a result of headcount increases related to business development.

During the three months ended September 30, 2015, interest expense primarily relates to interest on our promissory note with NSC Biotech Venture Fund I LLC (the “NSC Note”) of approximately $0.4 million. During the same period in 2014, we incurred approximately $81,000 of expense in connection with our loan with Israel Discount Bank (the “IDB Note”). The decrease in interest income in 2015, compared to the same period last year, was primarily due to on average lower cash balances for the period. The change in fair value of investments primarily relates to the decrease in value of our investment in CB Pharma Corp. of $1.5 million during the three months ended September 30, 2015.

The non-controlling interest of $1.7 million relates to the minority share of losses in Checkpoint, Mustang Bio, Inc., Avenue Therapeutics, Inc., JMC and Coronado SO Co. for the three months ended September 30, 2015.

Comparison of nine months ended September 30, 2015 and 2014

	For the nine months ended September 30,		Change
($ in thousands)	2015	2014	$	%
Revenue	$525	$-	$525	100%

Operating expenses
Research and development	13,172	8,473	4,699	55%
Research and development – licenses acquired	10,882	-	10,882	100%
General and administrative	14,376	7,218	7,158	99%
Total operating expenses	38,430	15,691	22,739	145%
Loss from operations	(37,905)	(15,691)	(22,214)	142%
	-	-	-
Other income (expenses)	-	-	-
Interest income	195	517	(322)	(62)%
Interest expenses	(1,033)	(1,206)	173	(14)%
Change in fair value of investments	(65)	(293)	228	100%
Total other income (expenses)	(903)	(982)	79	(8)%
Net loss	(38,808)	(16,673)	(22,135)	133%
	-	-	-
Less: net loss attributable to non-controlling interest	2,416	-	2,416	100%
Net loss attributable to common stockholders	$(36,392)	$(16,673)	$(19,719)	118%

Revenue of $0.5 million in 2015 relates to the collaboration agreement between Checkpoint and TGTX.

Research and development expenses increased $4.7 million, or 55%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. This increase was primarily due to a $3.4 million increase in stock compensation expense which included a $1.4 million charge relating to the grant made to our Senior Vice President of Operations and a $2.1 million charge related to the mark-to-market impact on the value of the restricted stock grant made to a Checkpoint consultant. In addition, the Company incurred an increase of $0.9 million in TSO product development costs related to the $2.8 million payment due Dr. Falk Pharma in connection with its delivery of the CSR (though the Company disputes the adequacy of the CSR and does not believe the payment is due), partially offset by lower clinical trial costs of $1.9 million. These increases in expense were partially offset by a $1.2 million decrease in expenses related to CNDO 109, while our research and development activity related to our new licenses increased by $2.6 million. We expect to incur expenses related to our research and development efforts going forward with existing product candidates as well as potentially acquired new products.

During the nine months ended September 30, 2015, we invested $10.9 million in new research and development programs with various partners. This increase was primarily due to our in-licensing of IV Tramadol for $3.0 million, the purchase by Mustang of Chimeric Antigen Receptor Technology from the COH for $2.2 million, Checkpoint’s payment of $1.6 million for the license to develop a portfolio of fully human immuno-oncology targeted antibodies, Coronado SO Corporation’s licensing of 1UO for $1.6 million, our license from NZP for the development of ManNAc for $1.3 million, our license for EGFR Inhibitors for $1.0 million (which was transferred to Checkpoint in March 2015), and Helocyte’s purchase of $0.2 million to develop novel immunotherapies for the prevention and treatment of CMV from the COH.

General and administrative expenses increased $7.2 million, or 99%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, largely due to a $2.7 million increase in costs related to the development of a sales and marketing infrastructure for our dermatology subsidiary JMC and $0.8 million of expenses related to our business development activity, including $0.3 million of legal expenses pertaining to due diligence. In addition, salaries and benefits increased by $0.6 million as a result of headcount increases related to business development. Lastly, stock-based compensation expense increased by $3.5 million, primarily due to $2.2 million of expense for warrants for Fortress Companies' common stock issued to our President and Chief Executive Officer and Executive Vice Chairman, Strategic Development, $0.5 million of expense related to the modification of a restricted stock grant to a former member of the Board, as well as an increase in expense related to restricted stock units granted to new employees.

During the nine months ended September 30, 2015, interest expense primarily relates to interest on the NSC Note of approximately $0.6 million. While during the same period in 2014, we incurred $0.8 million of expense in connection with our loan with Hercules (the “Hercules Note”) of which $0.3 related to the early payment penalty. The decrease in interest income in 2015 compared to the same period last year was primarily due to on average lower cash balances for the period. The change in the fair value of investments primarily relates to the increase in value of our investment in CB Pharma of approximately $65,000 during the nine months ended September 30, 2015.

The non-controlling interest of $2.4 million relates to the minority share of loss in Checkpoint, Mustang, Avenue, JMC and Coronado SO for the nine months ended September 30, 2015.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, we have funded our operations through cash on hand, the sale of debt, option exercises and a third party financing of a Fortress Company, aggregating $22.8 million of gross proceeds. At September 30, 2015, we had cash and cash equivalents of $25.6 million, plus marketable securities of $40.0 million and restricted cash of $14.6 million, of which $14.0 million is securing the IDB Note and $0.6 million is securing a letter of credit used as a security deposit for the New York, NY lease that became effective on October 3, 2014.

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

In March 2015, we closed on the NSC Note. We intend to use the proceeds from the NSC Note to continue to acquire medical technologies and products and create subsidiaries in which we can advance those technologies and products.

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

Cash Flows for the Nine Months Ended September 30, 2015 and 2014

	For the nine months ended September 30,
($ in thousands)	2015	2014	Change ($)
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(23,239)	$(12,807)	$(10,432)
Investing activities	(21,412)	(595)	(20,817)
Financing activities	20,455	(14,527)	34,982
Decrease in cash and cash equivalents	$(24,196)	$(27,929)	$3,733

Operating Activities

Net cash used in operating activities increased $10.4 million from the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2015. The increase was primarily due to a $22.1 million increase in net loss. This increase was partially offset by an increase in stock-based compensation expense of $7.8 million and a $5.7 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities of $21.4 million during the nine months ended September 30, 2015 primarily relates to a $20.0 million purchase of marketable securities and JMC’s acquisition of the rights to distribute a dermatological product for $1.3 million, a working capital loan of $0.1 million to CB Pharma Acquisition Corp and construction in process of $0.1 million. Net cash used in investing activities of $0.6 million during the nine months ended September 30, 2014 relates to the investment in Argus of $0.2 million and a short-term option of $0.3 million for the purchase of 1UO.

Financing Activities

Net cash provided by financing activities of $20.5 million for the nine months ended September 30, 2015 primarily relates to net proceeds in connection with a third party financing of a Fortress Company of $11.1 million, proceeds of $10.0 million from the NSC Note and $0.2 million in proceeds related to the exercise of stock options, partially offset by $0.9 million in debt issuance costs associated with the NSC Note. Net cash used in financing activities of $14.5 million for the nine months ended September 30, 2014 reflects $14.0 million in proceeds from the IDB Note, offset by a transfer of $15.4 million to restricted cash to secure the IDB Note, as well as $13.7 million from the repayment of the Hercules Note.

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

Based on our analysis, as of September 30, 2015, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2015, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

FORTRESS BIOTECH, INC.

November 9, 2015	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 9, 2015	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Information of CB Pharma Acquisition Corp.
101.INS	XBRL Instance Documents
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document