Form 10-K
period 2015-12-31
Fortress Biotech, Inc.
filed 2016-03-15
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                    .

Commission File No. 001-35366

FORTRESS BIOTECH, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5157386
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle, 15th Floor
New York, New York 10019	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 652-4500

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common Stock, par value $0.001 per share	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $98,625,012 based upon the closing sale price of our common stock of $3.36 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates.   The determination of affiliate status in not necessarily a conclusive determination for other purposes.

As of March 15, 2016, there were 48,517,449 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2016 are incorporated by reference into Part III hereof.

FORTRESS BIOTECH, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth under “Item 1A. Risk Factors” including, in particular, risks relating to:

•	our growth strategy;
•	financing and strategic agreements and relationships;
•	our need for substantial additional funds and uncertainties relating to financings;
•	our ability to identify, acquire, close and integrate product candidates successfully and on a timely basis;
•	our ability to attract, integrate and retain key personnel;
•	the early stage of products under development;
•	the results of research and development activities;
•	uncertainties relating to preclinical and clinical testing;
•	our ability to secure and maintain third-party manufacturing, marketing and distribution of our products;
•	government regulation;
•	patent and intellectual property matters;
•	dependence on third-party manufacturers; and
•	competition.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1.	Business.

Overview

Since inception on June 28, 2006, Fortress Biotech, Inc. (“Fortress”), formerly Coronado Biosciences, Inc., has been a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer. In 2015, as part of our growth strategy, we focused on acquiring, developing and commercializing novel pharmaceutical and biotechnology products.  We plan to continue to develop and commercialize products both within Fortress and our subsidiaries, which are sometimes referred to herein as the “Fortress Companies”.  In addition to our internal development programs, we plan to leverage our biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies innovate, develop and commercialize products. Additionally, we will provide funding and management services to each of the Fortress Companies and, from time to time, we and the Fortress Companies will seek licensing, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

Business Strategy

Our business approach is designed for maximum flexibility, allowing us to invest in a broad array of new technologies with clinical and commercial potential. It enables us to move quickly to take advantage of time-sensitive opportunities when necessary, and provides us with a range of options that allow us to select what we believe is the most advantageous corporate or financial structure for each investment candidate. We seek to acquire and invest in drugs, technologies and operating subsidiaries with high growth potential. In 2015, we made significant progress with our above initiatives and believe our novel business approach will provide opportunities to achieve synergies across multiple Fortress Companies.

At the end of 2015, we had several consolidated Fortress Companies, some of which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Journey Medical Corporation (“JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), formerly DiaVax Biosciences, Inc. (“DiaVax”),Escala Therapeutics, Inc. (“Escala”), formerly Altamira Biosciences, Inc. (“Altamira”), CB Securities Corporation and Cyprium, Inc.

The Fortress Companies

Avenue Therapeutics, Inc.

Avenue was formed as a specialty pharmaceutical company to acquire, license, develop and commercialize products principally for use in the acute/intensive care hospital setting. Avenue’s lead product candidate is an intravenous (“IV”) formulation of tramadol HCI (“IV Tramadol”) for the treatment of moderate to moderately severe post-operative pain. In February 2015, we purchased the exclusive license to IV Tramadol for the U.S. market from Revogenex Ireland Limited (“Revogenex”) and transferred it to Avenue. Avenue is a Delaware corporation and a majority-owned subsidiary of Fortress.

Checkpoint Therapeutics, Inc.

Checkpoint was formed in December 2014 as an innovative, immuno-oncology biopharmaceutical company focused on the acquisition, development and commercialization of novel, non-chemotherapy, immune-enhanced combination treatments for patients with solid tumor cancers. Checkpoint aims to acquire rights to these technologies by licensing the rights or otherwise acquiring an ownership interest in the technologies, funding their research and development and eventually either out-licensing or bringing the technologies to market.

Currently, Checkpoint is developing a portfolio of fully human immuno-oncology targeted antibodies generated in the laboratory of Dr. Wayne Marasco, M.D., Ph.D., a professor in the Department of Cancer Immunology and AIDS at the Dana-Farber Cancer Institute (“Dana-Farber”). The portfolio of antibodies Checkpoint licensed from Dana-Farber includes antibodies targeting programmed death-ligand 1 (“PD-L1”), glucocorticoid-induced TNFR related protein (“GITR”) and carbonic anhydrase IX (“CAIX”) (together, the “Dana-Farber Antibodies”). Checkpoint has also licensed and is developing two oral targeted anti-cancer therapies, consisting of a small molecule inhibitor of poly (ADP-ribose) polymerase (“PARP”) and a small molecule inhibitor of epidermal growth factor receptor (“EGFR”) mutations. Clinical trials are expected to start in the first half of 2016 for the EGFR inhibitor and the second half of 2016 for the PARP inhibitor and one or more of the Dana-Farber Antibodies.

In December 2015, Checkpoint closed on gross proceeds of $57.8 million, before commissions and expenses, in a series of private placement equity financings. Net proceeds from this offering were approximately $51.5 million. In February 2016, Checkpoint repaid its $2.8 million National Securities Corporation’s NSC Venture Fund I, LLC note. Checkpoint is a Delaware corporation, controlled by Fortress.

Mustang Bio, Inc.

Mustang was formed in 2015 as a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to utilize the power of the patient’s own immune system to eliminate cancer cells. Currently, Mustang is developing its own proprietary Chimeric Antigen Receptor T-Cells (“CAR-T”), which it licensed in March 2015 from Dr. Stephen Forman’s laboratory at the City of Hope National Medical Center (“COH”). In connection with the license agreement, Mustang also entered into a sponsored research agreement with COH in which Mustang will fund continued research at COH related to CAR-T. Mustang intends to develop CAR-T across multiple cancers, including for acute myeloid leukemia (“AML”) and brain cancer. These programs are in Phase I clinical development. Mustang is a Delaware corporation and a majority-owned subsidiary of Fortress.

Journey Medical Corporation

JMC was formed in October of 2014 and focuses on commercializing branded dermatology products through clinical development, licensing and acquisition. JMC competes with companies such as Allergan Inc., Aqua Pharmaceuticals LLC, Cipher Pharmaceuticals Inc., Galderma S.A., Leo Pharma, Inc., Medimetriks Pharmaceuticals, Inc., Merz, Inc. and Valeant Pharmaceuticals International, Inc.

In March 2015, JMC entered into a license and supply agreement to acquire rights to distribute a dermatological product for the treatment of acne. In October 2015, JMC entered into a co-promote agreement with Crown Laboratories, Inc. and began to sell Dermasorb HC™. In anticipation of launching numerous products for sale, JMC also hired an outsourced dedicated sales force, consisting of 15 sales representatives and a national sales director in 2015.

In January 2016, JMC entered into a product license and supply agreement with a third party, to distribute a topical cream to promote wound healing for surgical treatments such as cryosurgery, Mohs surgery and biopsies. Also in January 2016, JMC entered into a distribution agreement with a third party to distribute an emollient for the treatment of Eczema. JMC expects to commence product sales in the second quarter of 2016. JMC is a Delaware corporation and a majority-owned subsidiary of Fortress.

Helocyte, Inc.

Helocyte, formerly DiaVax, was formed in March 2015 to develop novel immunotherapies for the prevention and treatment of cytomegalovirus (“CMV”), a common virus that affects people of all ages. On April 2, 2015, Helocyte entered into an agreement with COH to secure exclusive worldwide rights for two T-cell immunotherapeutic vaccines, known as Triplex and PepVax for controlling CMV in allogeneic hematopoietic stem cell transplant (“HSCT”) and solid organ transplant (“SOT”) recipients. Triplex and PepVax have now both entered into Phase 2 clinical studies, with PepVax expected to enroll patients later this year. Both programs are supported by grants paid and payable to COH from the National Cancer Institute. In connection with the licensing of Triplex and PepVax, Helocyte further entered into an option agreement with COH for exclusive worldwide rights to Pentamer, a universal immunotherapeutic vaccine being developed for the prevention of CMV transmission in utero, and exercised this option on April 28, 2015. The Pentamer program is currently undergoing nonclinical development. Helocyte is a Delaware corporation and is a majority-owned subsidiary of Fortress.

Coronado SO Co.

Coronado SO was formed in March 2014 as an oncology subsidiary. In January 2015, Coronado SO entered into an exclusive license agreement with a third party for a license for a Phase 2, Uracil Topical Cream used in the treatment and prevention of hand-foot syndrome, a common painful side effect of chemotherapeutics. In June 2015, the U.S. Food and Drug Administration (“FDA”) accepted specific components of a planned Phase 2 study. Coronado SO is a Delaware corporation and is a majority-owned subsidiary of Fortress.

Escala Therapeutics, Inc.

Escala, formerly Altamira, was formed in December 2013 as a biopharmaceutical company focused on the acquisition, development and commercialization of novel agents for the treatment of rare, neglected or orphan disorders. Escala aims to acquire rights to such products by licensing or otherwise acquiring an ownership interest in the products, accelerate product-related research and development through funding and eventually provide these products to patients.

Currently, Escala is developing N-acetyl-D-mannosamine monohydrate (“ManNAc”), for the treatment of GNE Myopathy (also known as Human Inclusion Body Myopathy, or HIBM), and other disorders. in partnership with the National Institutes of Health (“NIH”). In July 2015, Escala acquired the NIH’s license and cooperative research and development agreements (“CRADAs”) from New Zealand Pharmaceuticals Limited (“NZP”). NZP will continue to manufacture ManNAc and remain the exclusive global supplier of ManNAc to Escala.

ManNAc is currently under investigation in an open label Phase 2 clinical study for the treatment of GNE Myopathy. A Phase I study to further investigate ManNAc safety and tolerability in a range of kidney disorders (glomerular nephropathies) associated with hyposialylation is under Internal Review Board (“IRB”) review. Escala is a Delaware corporation and a majority-owned subsidiary of Fortress.

Product Candidates held by Fortress

Fortress’ sole product candidate is CNDO-109, a lysate (disrupted CTV-1 cells, cell membrane fragments, cell proteins and other cellular components) that activates donor Natural Killer (“NK”) cells. CTV-1 is a leukemic cell line re-classified as a T-cell acute lymphocytic leukemia (“ALL”). In November 2007, we entered into a license agreement, since amended, with University College London Business PLC (“UCLB”) under which we received an exclusive, worldwide license to develop and commercialize CNDO-109 to activate NK cells for the treatment of cancer-related and other conditions and a non-exclusive license to certain clinical data solely for use in the IND for CNDO-109. In consideration of the license from UCLB, we will be required to make future milestone payments totaling up to approximately $22 million contingent upon the achievement of various regulatory milestones and, in the event that CNDO-109 is commercialized, we may be obligated to pay to UCLB royalties ranging from 3% to 5% of net sales of the product or, if commercialized by a sublicensee, a percentage of certain consideration we receive from such sublicensee (ranging from 20%-30% of such consideration depending on the stage of clinical development at the time of the sublicense). The manufacturing process for CNDO-109 activated NK cells is currently under development. We have produced a master cell bank and a working cell bank of CTV-1 cells in collaboration with BioReliance Corp, and we have contracted with Progenitor Cell Therapy, LLC and WuXi AppTec for services related to development, manufacture and testing services. We are sponsoring an ongoing Phase 1/2 study in patients with AML who are in their first complete remission (“CR1”) and who are at a high risk of relapsing. This study has completed enrollment and is expected to remain open to follow the status of patients until mid-2016.

In April 2015, we decided to no longer pursue the development of our Trichuris suis ova (“TSO”). A preliminary analysis of data in our Phase 2A clinical trial of TSO in pediatric patients with autism disorder failed to demonstrate any signal of activity.

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our and, in some cases, our subsidiaries’ product candidates, formulations, processes, methods and any other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our and, in some cases, our subsidiaries’ product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, patent protection may not afford us with complete protection against competitors who seek to circumvent our patents.

We also depend upon the skills, knowledge, experience and know-how of our and our subsidiaries’ management and research and development personnel, as well as that of our advisers, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we and our subsidiaries currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we and our subsidiaries require all of our employees, consultants, advisers and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

With respect to CNDO-109, we have exclusive rights to International Patent Application No. PCT/GB2006/000960 and all pending United States and foreign counterpart applications including granted U.S. Patents No. 8,257,970 and 8,637,308 and the corresponding national phase applications granted in Australia and India and filed in Canada, Europe and Japan, directed to the stimulation of NK cells and related CNDO-109 compositions and methods including methods for the treatment of cancer and other conditions. This patent family has been in-licensed on an exclusive basis from UCLB. The CNDO-109 patent has an expiration date of January 2029 in the absence of any patent term extension. By way of an amendment to the license agreement with UCLB, we also have exclusive rights to International Application No. PCT/GB2010/051135 and all pending United States and foreign counterpart applications including pending United States Patent Application Serial No. 12/833,694 and the corresponding national phase applications filed in Europe, Brazil, China, Israel, Singapore and South Africa, directed to the preservation of activated NK cells and related compositions and methods. The CNDO-109 patents that may issue from the former patent family would expire in July 2030 in the absence of any patent term extension. The amendment includes rights to certain additional confidential technologies as well.

Competition

We and our subsidiaries operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our and our subsidiaries’ competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us and our subsidiaries. We and our subsidiaries also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Each cancer indication for which we or any of our subsidiaries may develop products has a number of established therapies with which our candidates will compete. With respect to CNDO-109, most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional, as well as novel, mechanisms of action. Some of the anticipated competitor treatments for AML include Genzyme Corporation’s Clolar (clofarabine), currently approved as a treatment for ALL, Eisai Corporation’s Dacogen (decitabine), currently approved as a treatment for Myelodysplastic Syndromes (“MDS”), Celgene Corporation’s Vidaza (azacitidine), currently approved as treatments for MDS, and Sunesis Pharmaceuticals, Inc.’s vosaroxin and Ambit Bioscience, Inc.’s quizartinib, which are currently being developed as a treatment for AML, any or all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is the CDNO–109 activated NK cell product.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we and our subsidiaries are developing.

United States Pharmaceutical Product Development Process

In the United States, the FDA regulates pharmaceutical (drug and biologic) products under the Federal Food, Drug and Cosmetic Act, and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product-development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally includes the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practices (“GLPs”) or other applicable regulations;
•	submission to the FDA of an Investigational New Product Drug Application (“IND”), which must become effective before human clinical trials may begin in the United States;
•	performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices (“GCPs”), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;
•	submission to the FDA of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) for a new pharmaceutical product;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current Good Manufacturing Practices (“cGMP”), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;
•	potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA/ BLA; and
•	FDA review and approval of the NDA/BLA.

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

Clinical trials involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA if conducted under a U.S. IND. Clinical trials must be conducted in accordance with GCP requirements. Further, each clinical trial must be reviewed and approved by an IRB or ethics committee if conducted outside of the United States, at or servicing each institution at which the clinical trial will be conducted. An IRB or ethics committee is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB or ethics committee also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. We intend to use third-party clinical research organizations (“CROs”) to administer and conduct our planned clinical trials and will rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols and to play a significant role in the subsequent collection and analysis of data from these trials. The failure by any of such third parties to meet expected timelines, adhere to our protocols or meet regulatory standards could adversely impact the subject product development program. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

The NDA/BLA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA/BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA/BLA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. Drug manufacturers and their subcontractors are required to register their establishments with the FDA, and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we, our subsidiaries or our suppliers will be able to comply with the cGMP and other FDA regulatory requirements.

Post-Approval Requirements

Any pharmaceutical products for which we or our subsidiaries receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties.

The FDA also may require Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

Orphan Drugs

Under the Orphan Drug Act, special incentives exist for sponsors to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the United States. Requests for orphan drug designation must be submitted before the submission of an NDA or BLA. In June 2012, we were notified by the FDA that CNDO-109 was granted orphan drug designation and in September 2012, the Patent and Trademark Office (“PTO”) issued the first U.S. patent covering CNDO-109. If CNDO-109 is commercialized, we will be obligated to pay UCLB annual royalties based upon the net sales of product or if we sublicense CNDO-109, a portion of sub-licensing revenue we receive, if any.

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

The Best Pharmaceuticals for Children Act, or BPCA, provides BLA holders a six-month extension of any exclusivity-patent or non-patent-for a product if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within a specific time frame.

Other Healthcare Laws and Compliance Requirements

In the United States, our and our subsidiaries’ activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we and our subsidiaries receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of the health care reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and further changes in the law or regulatory framework could have a material adverse effect on our business.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Employees

As of December 31, 2015, we had 34 full-time employees, at Fortress and the Fortress Companies.

Executive Officers of Fortress

The following table sets forth certain information about our executive officers as of December 31, 2015.

Name	Age	Position
Lindsay A. Rosenwald, M.D.	60	Chairman of the Board of Directors, President and Chief Executive Officer
Lucy Lu, M.D.	40	Executive Vice President and Chief Financial Officer
George Avgerinos, Ph.D.	62	Senior Vice President, Biologics Operations
Michael S. Weiss	49	Executive Vice Chairman Strategic Development

Lindsay A. Rosenwald, M.D. has served as a member of our Board of Directors since October 2009 and our Chairman, President and Chief Executive Officer since December 2013. Since November 2008, Dr. Rosenwald has served as Co-Portfolio Manager and Partner of Opus Point Partners Management, LLC (“OPPM”), an asset management firm in the life sciences industry, which he joined in 2009. Prior to that, from 1991 to 2008, he served as the Chairman of Paramount BioCapital, Inc. Over the last 23 years, Dr. Rosenwald has acted as a biotechnology entrepreneur and has been involved in the founding and recapitalization of numerous public and private biotechnology and life sciences companies. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

Lucy Lu, M.D. has served as our Executive Vice President and Chief Financial Officer since February 22, 2012. Dr. Lu has over 10 years of experience in the healthcare industry. From February 2007 through January 2012, Dr. Lu was a senior biotechnology equity analyst with Citi Investment Research. From 2004 until joining Citi, she was with First Albany Capital, serving as Vice President from April 2004 until becoming a Principal of the firm in February 2006. Dr. Lu holds an M.D. degree from the New York University School of Medicine and an M.B.A. from the Leonard N. Stern School of Business at New York University. Dr. Lu obtained a B.A. from the University of Tennessee’s College of Arts and Science.

George Avgerinos, Ph.D. has served as our Senior Vice President, Biologics Operations since June 2013. Dr. Avgerinos joined us from AbbVie, Inc., where he was Vice President, HUMIRA® Manufacturing Sciences and External Partnerships. In his 22-year career at AbbVie, Inc., formerly Abbott Laboratories, formerly BASF Bioresearch Corporation (BASF), Dr. Avgerinos was responsible for many aspects of biologics development and operations. These included the HUMIRA® operations franchise, global biologics process and manufacturing sciences, biologics CMC, manufacturing operations, and third-party manufacturing. During his tenure, Dr. Avgerinos led and participated in the development of numerous clinical candidates which included the launch of HUMIRA®. He supported expansion of the supply chain to over $9 billion in annual global sales. Dr. Avgerinos’ efforts on HUMIRA® have been recognized with numerous awards, including the prestigious Abbott's Chairman's award in 2011. Dr. Avgerinos received a B.A. in Biophysics from the University of Connecticut and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology.

Michael S. Weiss has served as our Executive Vice Chairman, Strategic Development since February 2014. Since December 2011, Mr. Weiss has served as Executive Chairman, and Interim President and CEO of TG Therapeutics, Inc. (“TGTX”). Mr. Weiss is a co-founder of, and has been a managing partner and principal of OPPM since 2008. Mr. Weiss earned his J.D. from Columbia Law School and his B.S. in Finance from The University at Albany. He began his professional career as a lawyer with Cravath, Swaine & Moore LLP. In 1999, Mr. Weiss founded Access Oncology which was later acquired by Keryx Biopharmaceuticals (NASDAQ: KERX) in 2004. Following the merger, Mr. Weiss remained as CEO of Keryx and grew the company to close to a $1 billion market capitalization company at its peak. While at Keryx, he raised over $150 million in equity capital through public and private offerings, executed over $100 million strategic alliance, negotiated multiple Special Protocol Assessments agreements with the FDA and managed multiple large clinical trials.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q and Forms 8-K may be obtained, free of charge, electronically through our website at www.fortressbiotech.com.

Item 1A.	Risk Factors

Item 1A. Risk Factors

Investing in our Common Stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes, before deciding to invest in shares of our Common Stock. If any of the following risks were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Common Stock could decline and you could lose part of or all of your investment in our Common Stock.

Risks Related to our Growth Strategy

We may not be able to generate returns for our investors if our subsidiaries, which have limited or no operating history and no commercialized revenue generating products, cannot obtain additional third-party financing and commercialize products.

As part of our growth strategy, we have made and will likely continue to make substantial investments in our subsidiaries, which at the time of investment, have limited or no operating history, no commercialized revenue generating products, and require additional third-party financing to fund product development. Our business depends in large part on one or more of our subsidiaries’ ability to innovate, in-license, acquire or invest in successful pharmaceutical and biotechnology products and/or companies in increasingly competitive and highly regulated markets. If our subsidiaries do not successfully obtain additional third-party financing and commercialize products, the value of our investments and our business may be materially adversely affected.

If our subsidiaries cannot innovate, develop and commercialize pharmaceutical and biotechnology products, we may not be able to generate royalty revenue.

Our revenue growth strategy also depends on our ability to generate royalty-related fees from our subsidiaries. If our subsidiaries cannot innovate, develop and commercialize pharmaceutical and biotechnology products, we may not be able to generate revenue growth as anticipated.

If we cannot continue to fund our and our subsidiaries’ research and development programs, we and our subsidiaries may be required to reduce product development, which will adversely impact our growth strategy.

Our and our subsidiaries’ research and development (“R&D”) programs will require substantial additional capital to conduct research, preclinical testing and human studies, establish pilot scale and commercial scale manufacturing processes and facilities, and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs. We expect to fund our and our subsidiaries’ R&D activities from a combination of cash generated from royalties and milestones from our partners in various past and future collaborations and additional equity or debt financings from third parties. These financings could depress our stock price. If additional funds are required to support our or our subsidiaries’ operations and such funds cannot be obtained on favorable terms, we and our subsidiaries may not be able to develop products, which will adversely impact our growth strategy.

Collaborative relationships with third parties could cause us or our subsidiaries to expend significant resources and incur substantial business risk with no assurance of financial return.

We anticipate substantial reliance upon strategic collaborations for marketing and commercializing our and our subsidiaries’ existing product candidates, and we and our subsidiaries may rely even more on strategic collaborations for R&D of other product candidates. We and our subsidiaries may sell product offerings through strategic partnerships with pharmaceutical and biotechnology companies. If we or our subsidiaries are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited.

If we or our subsidiaries enter into R&D collaborations during the early phases of drug development, success will in part depend on the performance of research collaborators. Neither we nor our subsidiaries will directly control the amount or timing of resources devoted by research collaborators to activities related to product candidates. Research collaborators may not commit sufficient resources to our or our subsidiaries’ R&D programs. If any research collaborator fails to commit sufficient resources, the preclinical or clinical development programs related to the collaboration could be delayed or terminated. Also, collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us or our subsidiaries. Finally, if we or our subsidiaries fail to make required milestone or royalty payments to collaborators or to observe other obligations in agreements with them, the collaborators may have the right to terminate or stop performance of those agreements.

Establishing strategic collaborations is difficult and time-consuming. Our and our subsidiaries’ discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our and our subsidiaries’ financial, regulatory or intellectual property position. Even if we or our subsidiaries successfully establish new collaborations, these relationships may never result in the successful development or commercialization of product candidates or the generation of sales revenue. To the extent that we or our subsidiaries enter into collaborative arrangements, the related product revenues are likely to be lower than if we or our subsidiaries directly marketed and sold products.

Management of our relationships with collaborators will require:

•	significant time and effort from our management team, as well as from the management teams of our subsidiaries;

•	coordination of our and our subsidiaries’ marketing and R&D programs with the respective marketing and R&D priorities of our collaborators; and

•	effective allocation of our and our subsidiaries’ resources to multiple projects.

We may not be able to manage our anticipated growth, which may in turn adversely impact our business.

We will need to continue to expend funds on improving our infrastructure to address our anticipated growth. Acquisitions of products, even through our multiple subsidiaries, could place a strain on management, and administrative, operational and financial systems. In addition, we may need to hire, train and manage more employees, focusing on their integration with our Company and corporate culture. Integration and management issues associated with increased acquisitions may require a disproportionate amount of our management’s time and attention and distract our management from other activities related to running our business.

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

We may not be able to hire or retain key officers or employees for our Company, and in some cases, our subsidiaries, to implement our business strategy and develop products and businesses.

Our success depends significantly on the continued contributions of our executive officers, scientific and technical personnel and consultants, and on our ability to attract additional personnel for our Company and, in some cases, our subsidiaries as we continue to implement our growth strategy and develop products. During our and our subsidiaries’ operating history, many essential responsibilities have been assigned to a relatively small number of individuals. However, as we continue to implement our growth strategy and our subsidiaries grow, the demands on our key employees will expand and we will need to recruit additional qualified employees for our Company and, possibly, for our subsidiaries. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our or our subsidiaries’ inability to attract additional personnel to fill critical positions could adversely affect our business.

We currently depend heavily upon the efforts and abilities of our management team and the management teams of our subsidiaries. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results. In addition, we have not obtained, do not own, nor are we the beneficiary of key-person life insurance for all of our and our subsidiaries’ key personnel. We only maintain a limited amount of directors’ and officers’ liability insurance coverage to protect all of our directors and executive officers taken together (and those of our subsidiaries until they go public). There can be no assurance that this coverage will be sufficient to cover the costs of the events that may lead to its invocation, in which case, there could be a substantial impact on our and our subsidiaries’ ability to continue operations.

Risks Related to Our Business and Industry

We are an early-stage company, with limited operating history upon which stockholders can base an investment decision.

We remain an early-stage biopharmaceutical company and our subsidiaries, on whose success we largely rely, are also early-stage biopharmaceutical companies. To date, we and our subsidiaries have engaged primarily in R&D and investment activities and have not generated any revenues from product sales. We and our subsidiaries have incurred significant net losses since our inception. As of December 31, 2015, we had an accumulated deficit of approximately $190.2 million. We and our subsidiaries have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our products. The successful commercialization of our products will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our Company (and in some cases our subsidiaries), acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of product candidates, and making investments in other pharmaceutical and biotechnology companies. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to commercialize product candidates, develop potential product candidates and make successful investments in pharmaceutical and biotechnology companies.

Our existing product candidate and our subsidiaries’ current and future product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our existing product candidate, CNDO-109, and most of our subsidiaries’ product candidates remain in the early stage of development and will require substantial further capital expenditures, development, testing and regulatory clearances prior to commercialization. The development and regulatory approval process takes several years and it is not likely that CNDO-109 or all our subsidiaries’ product candidates, even if successfully developed and approved by the FDA, would be commercially available for several years. Of the large number of drugs in development, only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if we and our subsidiaries are able to obtain the requisite financing to fund development programs, we cannot assure you that any of our or our subsidiaries’ product candidates will be successfully developed or commercialized, which could result in the failure of our business and a loss of your investment in our Company.

Because we and our subsidiaries in-license certain product candidates from third parties, any dispute with the licensors or the non-performance of such license agreements may adversely affect our and our subsidiaries’ ability to develop and commercialize the applicable product candidates.

All of our existing product candidates and certain of our subsidiaries’ product candidates, including related intellectual property rights, were in-licensed from third parties. Under the terms of the license agreements, the licensors generally have the right to terminate such agreements in the event of a material breach. The licenses require us and our subsidiaries to make annual, milestone or other payments prior to commercialization of any product and our and our subsidiaries’ ability to make these payments depends on the ability to generate cash in the future. These license agreements also generally require the use of diligent and reasonable efforts to develop and commercialize product candidates.

If there is any conflict, dispute, disagreement or issue of non-performance between us or one of our subsidiaries, on the one hand, and the respective licensing partner, on the other hand, regarding the rights or obligations under the license agreements, including any conflict, dispute or disagreement arising from a failure to satisfy payment obligations under such agreements, the ability to develop and commercialize the affected product candidate may be adversely affected.

Product candidates we or our subsidiaries advance into clinical trials may not receive regulatory approval.

Pharmaceutical development has inherent risk. We and our subsidiaries will be required to demonstrate through well-controlled clinical trials that product candidates are effective with a favorable benefit-risk profile for use in their target indications before seeking regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Also, we or our subsidiaries may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. As a result, product candidates we or our subsidiaries advance into clinical trials may not receive regulatory approval.

Any product candidates we or our subsidiaries advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of any product candidate, including our product candidate, CNDO-109, and our subsidiaries’ product candidates, is subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, neither we nor our subsidiaries are permitted to market our product candidates until such product candidate’s Biologics License Application (“BLA”) or New Drug Application is approved by the FDA. The process of obtaining approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our development of CNDO-109, which is an individualized immunotherapy, may in particular be affected because to date the FDA has only approved one individualized immunotherapy treatment. Our subsidiaries’ development of individualized immunotherapies, if any, will face similar challenges. In addition to the significant clinical testing requirements, our and our subsidiaries’ ability to obtain marketing approval for product candidates depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our and our subsidiaries’ manufacturing processes. The FDA may determine that our or our subsidiaries’ product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

The FDA and other regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or those of our subsidiaries;

•	our or our subsidiaries’ inability to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;

•	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

•	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;

•	the FDA may fail to approve the manufacturing processes or facilities or those of third-party manufacturers with which we, or our subsidiaries or our respective collaborators contract for clinical and commercial supplies; or

•	the approval policies or regulations of the FDA may significantly change in a manner rendering the clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, recent events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or our subsidiaries from commercializing our product candidates.

Any product candidate we or our subsidiaries advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Unacceptable adverse events caused by any of our or our subsidiaries’ product candidates that we advance into clinical trials could cause regulatory authorities to interrupt, delay or stop clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us or our subsidiaries from commercializing the affected product candidate and generating revenues from its sale. For example, in Phase 1/2 oncology trials, dose limiting toxicity (“DLT”) stopping rules are commonly applied. Our CNDO-109 Phase 1/2 trial is subject to a set of DLTs that could suspend or stop dose escalation by predetermined criteria, including allergic reactions, prolonged aplasia or other organ toxicities of a serious nature.

Neither we nor all of our subsidiaries have completed testing of all our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our or our subsidiaries’ product candidates. If any of our or our subsidiaries’ product candidates cause unacceptable adverse events in clinical trials, neither we nor our subsidiaries may be able to obtain regulatory approval or commercialize such products or, if such product candidates are approved for marketing, future adverse events could cause us or our subsidiaries to withdraw such products from the market.

Delays in the commencement of our clinical trials could result in increased costs and delay our or our subsidiaries’ ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory clearance to commence a clinical trial;

•	identifying, recruiting and training suitable clinical investigators;

•	reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

•	obtaining sufficient quantities of a product candidate for use in clinical trials;

•	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;

•	identifying, recruiting and enrolling patients to participate in a clinical trial;

•	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues; and

Any delays in the commencement of our or our subsidiaries’ clinical trials will delay our or our subsidiaries’ ability to pursue regulatory approval for product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs and delay or prevent our or our subsidiaries’ ability to complete development of that product or generate product revenues.

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us or our subsidiaries, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

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

Changes in regulatory requirements and guidance also may occur and we or our subsidiaries may need to amend clinical trial protocols to reflect these changes. Amendments may require us or our subsidiaries to resubmit clinical trial protocols to IRBs for re-examination, which may in turn impact the costs and timing of, and the likelihood of successfully completing, a clinical trial. If we or our subsidiaries experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

Even if approved, any product candidates that we or our subsidiaries may develop and market may be later withdrawn from the market or subject to promotional limitations.

Neither we nor our subsidiaries may be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates if approved. We and our subsidiaries may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory or if adverse events or other safety issues arise after approval, the FDA or a comparable regulatory agency in another country may withdraw marketing authorization or may condition continued marketing on commitments from us or our subsidiaries that may be expensive and/or time consuming to complete. In addition, if we or others identify adverse side effects after any of our or our subsidiaries’ products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our or our subsidiaries’ products, additional clinical trials, changes in labeling of our or our subsidiaries’ products and additional marketing applications may be required. Any reformulation or labeling changes may limit the marketability of such products if approved.

We and our subsidiaries currently rely on third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on them and other contractors to produce commercial supplies of our products, and our dependence on third-party suppliers could adversely impact our business.

We depend on third party manufacturers for product supply. If our or our subsidiaries’ contract manufacturers cannot successfully manufacture material that conforms to our specifications and with FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for those products. Our and our subsidiaries’ third-party suppliers will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. In the event that the FDA or such other agencies determine that our third-party suppliers have not complied with cGMP, the relevant clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material. Any delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of our third-party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our and our subsidiaries’ products.

We and our subsidiaries also rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce product candidates for anticipated clinical trials. There are a small number of suppliers for certain capital equipment and raw materials that are used to manufacture those products. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply the raw material components for an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval.

We do not expect to have the resources or capacity to commercially manufacture our and our subsidiaries’ products, if approved, and will likely continue to be dependent upon third-party manufacturers. Our dependence on third parties to manufacture and supply clinical trial materials and any approved products may adversely affect our and our subsidiaries’ ability to develop and commercialize products on a timely basis or at all.

We and our subsidiaries rely on third parties to conduct clinical trials. If these third parties do not meet agreed upon deadlines or otherwise conduct the trials as required, our or our subsidiaries’ clinical development programs could be delayed or unsuccessful and neither we nor our subsidiaries may be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

Neither we nor our subsidiaries have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We and our subsidiaries intend to and do use CROs to conduct planned clinical trials and will and do rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with specified clinical protocols. These CROs, investigators and other third parties will and do play a significant role in the conduct of our and our subsidiaries’ trials and the subsequent collection and analysis of data from the clinical trials.

There is no guarantee that any CROs, investigators and other third parties upon which we and our subsidiaries rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, fail to adhere to our clinical protocols or otherwise perform in a substandard manner, our or our subsidiaries’ clinical trials may be extended delayed or terminated. If any of the clinical trial sites terminate for any reason, we or our subsidiaries may lose follow-up information on patients enrolled in our ongoing clinical trials unless the care of those patients is transferred to another qualified clinical trial site. In addition, principal investigators for our and our subsidiaries’ clinical trials may serve as scientific advisers or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

If our competitors develop treatments for any of the target indications of our or our subsidiaries’ product candidates that are approved more quickly, marketed more successfully or demonstrated to be more effective, the commercial opportunity with respect to that product candidate will be reduced or eliminated.

We and our subsidiaries operate in highly competitive segments of the biotechnology and biopharmaceutical markets and face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our and our subsidiaries’ product candidates, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our and our subsidiaries’ competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our and our subsidiaries’ product candidates obsolete or noncompetitive. We and our subsidiaries will also face competition from these third parties in establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates.

If we or our subsidiaries are unable to establish sales and marketing capabilities or fail to enter into agreements with third parties to market, distribute and sell products that may be successfully developed, neither we nor our subsidiaries may be able to effectively market and sell products and generate product revenue.

Neither we nor our subsidiaries (other than Journey Medical Corporation) currently have the infrastructure for the sales, marketing and distribution of any of our product candidates, and we and our subsidiaries must build this infrastructure or make arrangements with third parties to perform these functions in order to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us, any of our subsidiaries or jointly with a partner, or the establishment of a contract sales force to market any products we or our subsidiaries may develop will be expensive and time-consuming and could delay any product launch. If we, our subsidiaries, or our respective partners, are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products that may be successfully developed, we or our subsidiaries will need to contract with third parties to market and sell such products. We or our subsidiaries may not be able to establish arrangements with third parties on acceptable terms, or at all.

If any of our or our subsidiaries’ product candidates that are successfully developed do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that any such product candidates generate from sales will be limited.

Even if our or our subsidiaries’ product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our or our subsidiaries’ product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we or our subsidiaries may not generate sufficient revenue from these products and in turn we may not become or remain profitable.

We or our subsidiaries may incur substantial product liability or indemnification claims relating to the clinical testing of product candidates.

We and our subsidiaries face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials, and claims could be brought against us if use or misuse of one of our or our subsidiaries’ product candidates causes, or merely appears to have caused, personal injury or death. While we and our subsidiaries have and/or intend to maintain product liability insurance relating to clinical trials, that coverage may not be sufficient to cover potential claims and we or our subsidiaries may be unable to maintain such insurance. Any claims against us or our subsidiaries, regardless of their merit, could severely harm our or our subsidiaries’ financial condition, strain management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we or our subsidiaries will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we and our subsidiaries have entered into various agreements where we indemnify third parties for certain claims relating to product candidates. These indemnification obligations may require us or our subsidiaries to pay significant sums of money for claims that are covered by these indemnifications.

Healthcare reform and restrictions on reimbursements may limit our financial returns.

Our ability and the ability of our subsidiaries and all of our respective collaborators to commercialize product candidates that are successfully developed may depend, in part, on the extent to which government health administration authorities, private health insurers and other organizations will reimburse consumers for the cost of these products. These third parties are increasingly challenging both the need for and the price of new drug products. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our or our subsidiaries’ product candidates, which would prevent those product candidates from selling at price levels sufficient to realize an appropriate return on investments in research and product development.

We and our subsidiaries use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

We and our subsidiaries may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our and our subsidiaries’ operations may also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, neither we nor our subsidiaries can entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Neither we nor our subsidiaries carry specific biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we or any of our subsidiaries could be held liable for damages or penalized with fines in an amount exceeding our respective resources, and clinical trials or regulatory approvals could be suspended.

Although we maintain workers’ compensation insurance to cover costs and expenses incurred due to injuries to our and our subsidiaries’ employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Neither we nor our subsidiaries maintain insurance for environmental liability or toxic tort claims that may be asserted in connection with the storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our success depends upon our and our subsidiaries’ ability to obtain and maintain intellectual property rights and take advantage of certain regulatory market exclusivity periods.

Our success depends, in large part, on our and our subsidiaries’ ability to obtain patent protection for product candidates and their formulations and uses. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we, our subsidiaries, or our respective partners will be successful by obtaining patents. These risks and uncertainties include the following:

•	patent applications may not result in any patents being issued;

•	our and our subsidiaries’ competitors, many of which have substantially greater resources than us, our subsidiaries, or our partners, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that may limit or interfere with our or our subsidiaries’ ability to make, use, and sell potential product candidates;

•	there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

•	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

In addition, patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage. Third parties are often responsible for maintaining patent protection for our product candidates and those of our subsidiaries. For example, UCLB is responsible for prosecuting and maintaining patent protection for CNDO-109, at our expense for our territories. If UCLB fails to appropriately prosecute and maintain patent protection for this product candidate, our ability to develop and commercialize CNDO-109 may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect intellectual property rights relating to any of our or our subsidiaries’ product candidates could have a material adverse effect on our financial condition and results of operations.

In addition, U.S. patent laws may change, which could prevent or limit us or our subsidiaries from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law, and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The PTO implemented the America Invents Act on March 16, 2013, and it remains to be seen how the judicial system and the PTO will interpret and enforce these new laws. Accordingly, it is not clear how the Leahy-Smith Act will affect the cost to prosecute patent applications, the ability to obtain patents based on discoveries or the ability to enforce or defend issued patents, all of which issues would materially impact us.

We and our subsidiaries and our respective partners also rely on trade secrets and proprietary know-how to protect product candidates. Although we have taken steps to protect our and our subsidiaries’ trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisers, third parties may still obtain this information or come upon this same or similar information independently.

We also may rely on the regulatory period of market exclusivity for any of our or our subsidiaries’ biologic product candidates that are successfully developed and approved for commercialization. Although this period in the United States is currently 12 years from the date of marketing approval, there is a risk that the U.S. Congress could amend laws to significantly shorten this exclusivity period, as proposed by President Obama. Once any regulatory period of exclusivity expires, depending on the status of our and our subsidiaries’ patent coverage and the nature of the product, we may not be able to prevent others from marketing products that are biosimilar to or interchangeable with our or our subsidiaries’ products, which would materially adversely affect us.

If we, our subsidiaries or our respective partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our success also depends on our ability, our subsidiaries’ ability and the ability of any of our respective current or future collaborators to develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our subsidiaries are developing products, some of which may be directed at claims that overlap with the subject matter of our or our subsidiaries’ intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our or our subsidiaries’ product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our or our subsidiaries’ product candidates of which we are not aware.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we, our subsidiaries or any of our respective licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we or our subsidiaries may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	abandon an infringing product candidate or redesign products or processes to avoid infringement;

•	pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

•	pay substantial royalties, fees and/or grant cross-licenses to product candidates; and/or

•	defend litigation or administrative proceedings which may be costly regardless of outcome, and which could result in a substantial diversion of financial and management resources.

We or our subsidiaries may be involved in lawsuits to protect or enforce patents or the patents of licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our or our subsidiaries’ patents or the patents of our respective licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. An adverse result in any litigation or defense proceedings could put one or more of our or our subsidiaries’ patents at risk of being invalidated, found to be unenforceable, or interpreted narrowly and could likewise put patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our or our subsidiaries’ confidential information could be compromised by disclosure during this type of litigation.

We or our subsidiaries may be subject to claims that our or our subsidiaries’ consultants or independent contractors have wrongfully used or disclosed to us or our subsidiaries alleged trade secrets of their other clients or former employers.

As is common in the pharmaceutical and biotechnology industry, we and our subsidiaries engage the services of consultants to assist in the development of product candidates. Many of these consultants were previously employed at, or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our and our subsidiaries’ competitors or potential competitors. We or our subsidiaries may become subject to claims related to whether these consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we or our subsidiaries are successful in defending these claims, litigation could result in substantial costs and be a distraction to management.

Any product for which we or our subsidiaries obtain marketing approval could be subject to restrictions or withdrawal from the market and we or our subsidiaries may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products, when and if any of them are approved.

Any product for which we or our subsidiaries obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if we or our subsidiaries obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We or our subsidiaries also may be subject to state laws and registration requirements covering the distribution of products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we or our subsidiaries submit;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals or refusal to approve pending applications or supplements to approved applications that we or our subsidiaries submit;

•	refusal to permit the import or export of products;

•	product seizure or detentions;

•	injunctions or the imposition of civil or criminal penalties; and

•	adverse publicity.

If we, our subsidiaries or our respective suppliers, third-party contractors, clinical investigators or collaborators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we, our subsidiaries, or our respective collaborators may lose marketing approval for products when and if any of them are approved, resulting in decreased revenue from milestones, product sales or royalties.

Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We are an early-stage company with a history of operating losses that is expected to continue and we are unable to predict the extent of future losses, whether we will generate significant or any revenues or whether we will achieve or sustain profitability.

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from operations of approximately $35.8 million, $20.7 million and $50.5 million for the years ended December 31, 2013, 2014 and 2015, respectively. At December 31, 2015, we had an accumulated deficit of approximately $190.2 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development and our investments in our subsidiaries, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At December 31, 2015, the amount of debt outstanding under our promissory note in favor of Israel Discount Bank of New York (“IDB”) was $14.0 million. The loan is collateralized by a security interest, a general lien upon, and right of set off against, our money market account of $15.0 million. If we default on our obligations, IDB may declare the loan immediately payable together with accrued interest and exercise its right to set-off. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the promissory note with IDB may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We may need substantial additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2013, 2014 and 2015 we incurred R&D expenses of approximately $25.7 million, $10.2 million and $29.8 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our cash and cash equivalents as of December 31, 2015, will enable us to continue to fund operations in the normal course of business for at least the next 12 months. In addition, in February 2015, we raised $10.0 million in a private placement of a promissory note to NSC Biotech Venture Fund I LLC. However, until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential, longer-term cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our or our subsidiaries’ product candidates, or grant licenses on terms that are not favorable to us.

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

At December 31, 2015, Lindsay A. Rosenwald, M.D., our Chairman, President and Chief Executive Officer, beneficially owned 12.2% of our issued and outstanding capital stock. At December 31, 2015, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 14.8% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

In addition, several of our directors may influence the election of members to our Board of Directors. On February 20, 2014, Drs. Harvey, Rosenwald and Rowinsky and Messrs. Klein, Lobell and Weiss, entered into a Shareholders’ Agreement, pursuant to which they agreed that, until the end of our annual meeting held in calendar year 2016 and so long as Dr. Rosenwald and Mr. Weiss are on the proposed slate of directors to be nominated, they each will vote all of their shares of our Common Stock in favor of electing those individuals, and only those individuals, to our Board of Directors whom our Nominating and Corporate Governance Committee proposes. Until that time, they also agreed to not publicly or otherwise advocate for or encourage in any way (outside of fulfilling their director duties) the election of any individual to our Board of Directors whom is not proposed by our Nominating and Corporate Governance Committee.

The market price of our Common Stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	announcements we make regarding our or our subsidiaries’ current product candidates, the acquisition of potential new product candidates and/or in-licensing through multiple subsidiaries;
•	sales or potential sales of substantial amounts of our Common Stock;
•	our or our subsidiaries’ delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of any of these trials;
•	announcements about us, our subsidiaries or about our competitors, including clinical trial results, regulatory approvals or new product introductions;
•	developments concerning our or our subsidiaries’ licensors and/or product manufacturers;
•	litigation and other developments relating to our or our subsidiaries’ patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries;
•	governmental regulation and legislation;
•	variations in our anticipated or actual operating results; and
•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Almost all of the 47.1 million outstanding shares of our Common Stock as of December 31, 2015, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, in July 2013, we filed a shelf registration statement on Form S-3, which was declared effective on August 19, 2013. Under the 2013 Form S-3 and an amended At-Market Issuance Sales Agreement entered into with MLV LLC in connection therewith (the “2013 ATM”), we may offer and sell shares of our Common Stock having an aggregate offering price of up to $70.0 million. As of December 31, 2015, approximately $54 million remains available for issuance under the 2013 ATM.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

In July 2012, we executed a five-year lease for offices at 24 New England Executive Park, Suite 105, Burlington, MA 01803. On December 31, 2014, we exercised an option to terminate this lease early. Total rent expense for the reduced lease term, including the termination fee of $81,600, amounted to approximately $365,000.

In December 2012, we assumed a lease from TSO Laboratories, Inc., a wholly owned subsidiary of Ovamed GmbH, for approximately 8,700 square feet of space in Woburn, MA for the purpose of establishing a manufacturing facility for TSO. Total rent expense for the lease term is approximately $590,000. Annual rental payment is approximately $118,000. We intend to sublet this space.

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

On October 3, 2014, we entered into a 15-year lease for office space at 2 Gaansevoort Street, New York, NY 10014, at an average annual rent of $2.7 million. We took possession of this space in December 2015, which will constitute our principal executive offices upon occupancy in the first half of 2016. Total rent expense for this space will approximate $40.7 million. In conjunction with the lease, we entered into Desk Space Agreements with two related parties: OPPM and TGTX, to occupy 20% and 40%, respectively, of the office space that requires them to pay their share of the average annual rent of $0.5 million and $1.1 million, respectively. The total net rent expense to us will approximate $16.3 million over the lease term. These initial rent allocations will be adjusted periodically for each party based upon actual percentage of the office space occupied. Additionally, we have reserved the right to execute desk space agreements with other third parties and those arrangements will also affect the cost of the lease actually borne by us.

In November 2014, JMC entered into a two-year lease for 2,295 square feet of office space in Scottsdale, AZ, at an average annual rent of approximately $39,000. Total rent expense for the term of this lease will approximate $78,000. JMC took occupancy of this space in November 2014.

In October 2015, we entered into a 5-year lease for approximately 6,100 square feet of office space in Waltham, MA at an average annual rent of approximately $214,000. We took occupancy of this space in January 2016.

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

Market Information for Common Stock

On November 17, 2011, we became a public company.  Our Common Stock is listed for trading on the NASDAQ Capital Market under the symbol “FBIO”. The following table sets forth the high and low intraday sales prices of our Common Stock for each full quarterly period within the two most recent fiscal years.

	2015		2014
	High	Low	High	Low
First quarter	$4.28	$2.09	$3.17	$1.95
Second quarter	$4.44	$2.84	$2.02	$1.55
Third quarter	$3.81	$2.27	$2.16	$1.48
Fourth quarter	$3.19	$2.36	$2.53	$1.52

Holders of Record

As of March 15, 2016, there were approximately 748 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders who shares may be held in trust by other entities.

Repurchases

None.

Dividends

We have never paid cash dividends and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This graph compares the cumulative total return on our Common Stock with that of the NASDAQ Composite and the NASDAQ Biotechnology index. This chart adjusts prices for stock splits and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Notes:

(1)	The graph is indexed based on the stock price on November 30, 2011.

Sales of Unregistered Securities

During 2015, we did not issue any equity securities that were not registered under the Securities Act, or that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K of the Company.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6.	Selected Consolidated Financial Data.

As part of our growth strategy, we continue to leverage our substantial biopharmaceutical business, financial and drug development expertise to invest in the acquisition, development and commercialization of novel pharmaceutical and other biomedical products. We are employing a variety of approaches and corporate structures to acquire rights to and finance a diverse portfolio of innovative pharmaceutical and biotechnology products, technologies and companies. These may include licensing, partnerships, joint ventures, and private or public spin-outs. We believe these activities will diversify our product development and, over time, may enhance shareholder value through potential royalty, milestone and equity payments, fees as well as potential product revenues. As a result, the data in the following table might not be indicative of future financial conditions and/or results of operations.

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2015	2014	2013	2012	2011
Revenue	$273	$-	$-	$-	$-
Revenue - from a related party	590	-	-	-	-
Total revenue	863	-	-	-	-

Operating expenses
Research and development	18,402	10,239	25,682	17,468	8,583
In-process research and development	-	-	-	1,043	20,706
Research and development – licenses acquired	11,408	-	-	-	-
General and administrative	21,584	10,413	10,098	8,665	5,755
Total operating expenses	51,394	20,652	35,780	27,176	35,044
Loss from operations	(50,531)	(20,652)	(35,780)	(27,176)	(35,044)

Other income (expenses)
Interest income	245	662	545	236	165
Interest expenses	(1,484)	(1,338)	(1,923)	(670)	(74)
Warrant expense	-	-	-	-	(1,407)
Change in fair value of subsidiary's warrant liabilities	(438)	-	-	-	-
Change in fair value of investments	(1,675)	942	-	-	-
Total other income (expenses)	(3,352)	266	(1,378)	(434)	(1,316)
Net loss	(53,883)	(20,386)	(37,158)	(27,610)	(36,360)

Less: net loss attributable to non-controlling interest	5,455	-	-	-	-
Common Stock dividend to Series A Convertible Preferred Stockholders	-	-	-	-	(5,861)
Net loss attributable to common stockholders	$(48,428)	$(20,386)	$(37,158)	$(27,610)	$(42,221)

Basic and diluted net loss per common share	$(1.24)	$(0.56)	$(1.22)	$(1.27)	$(5.51)

Weighted average common shares outstanding—basic and diluted	39,146,589	36,323,596	30,429,743	21,654,984	7,662,984

Financial Condition:
Cash and cash equivalents	$98,182	$49,759	$99,521	$40,199	$23,160
Total assets	$118,610	$89,325	$100,539	$40,929	$23,375
Current liabilities	$10,579	$4,077	$11,210	$5,132	$3,493
Long-term liabilities	$23,758	$14,725	$8,137	$13,890	$750
Stockholders' equity	$84,273	$70,523	$81,278	$22,033	$19,132

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-K.

Since inception on June 28, 2006, we have been a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer. In 2015, as part of our growth strategy, we focused on acquiring, developing and commercializing novel pharmaceutical and biotechnology products.  We plan to continue to develop and commercialize products both within Fortress and our subsidiaries, which are sometimes referred to herein as the “Fortress Companies”.  In addition to our internal development programs, we plan to leverage our biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies innovate, develop and commercialize products.  Additionally, we will provide funding and management services to each of the Fortress Companies and, from time to time, we and the Fortress Companies will seek licensing, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

2015 Activity

Avenue Therapeutics, Inc.

In February 2015, we purchased an exclusive license to an intravenous (“IV”) formulation of Tramadol for the U.S. market from Revogenex Ireland Limited (“Revogenex”). Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the United States. We transferred the IV Tramadol license and rights to Avenue in 2015 (see Note 6 of Notes to Consolidated Financial Statements).

Checkpoint Therapeutics, Inc.

We formed Checkpoint, an innovative, immuno-oncology biopharmaceutical company, in November 2014. In March 2015, Checkpoint licensed a portfolio of fully human immuno-oncology targeted antibodies generated in the laboratory of Dr. Wayne Marasco, M.D., Ph.D., a professor in the Department of Cancer Immunology and AIDS at the Dana-Farber Cancer Institute (“Dana-Farber”). The portfolio includes antibodies targeting programmed-death ligand 1 (“PD-L1”), glucocorticoid-induced TNFR-related protein (“GITR”) and carbonic anhydrase 9 (“CAIX”) (together, the “Dana-Farber Antibodies”). Checkpoint plans to develop these novel immuno-oncology and checkpoint inhibitor antibodies on their own and in combination with each other, as data suggests that combinations of these targets can work synergistically together. Additionally, effective March 2015, we assigned our license from NeuPharma, Inc. (“NeuPharma”) for a small molecule inhibitor of epidermal growth factor receptor (“EGFR”) mutations to Checkpoint (see Note 6 of Notes to Consolidated Financial Statements).

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TG Therapeutics, Inc. (“TGTX”) to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Further, in connection with the NeuPharma license, Checkpoint entered into an option agreement with TGTX for a global collaboration in connection with the future development of the certain licensed compounds. Michael Weiss, our Executive Vice Chairman, Strategic Development is also the Executive Chairman, Interim President and Chief Executive Officer and a stockholder of TGTX. Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Both programs are currently in pre-clinical development.

On September 15, 2015, Checkpoint entered into a sponsored research agreement with NeuPharma to identify additional inhibitors with differing profiles from the licensed products. Under the terms of the agreement, Checkpoint will pay NeuPharma for specific sponsored research projects.

In December 2015, Checkpoint licensed the exclusive worldwide rights to develop and commercialize CK-102 (formerly CEP-9722), a poly (ADP-ribose) polymerase (“PARP”) inhibitor, from Teva Pharmaceutical Industries Ltd., through its subsidiary, Cephalon, Inc. CK-102 is an oral, small molecule selective inhibitor of PARP-1 and PARP-2 enzymes in early clinical development for solid tumors. Checkpoint plans to develop CK-102 as both a monotherapy and in combination with other anti-cancer agents, including Checkpoint’s novel immuno-oncology and Checkpoint inhibitor antibodies currently in development. Checkpoint expects clinical trials to start in the first half of 2016 for their EGFR inhibitor and the second half of 2016 for their PARP inhibitor and one or more of the Dana-Farber Antibodies.

Also in December 2015, Checkpoint closed on gross proceeds of $57.8 million, before commissions and expenses, in a series of private placement equity financings. Net proceeds from this offering was approximately $51.5 million.

Mustang Bio, Inc.

In March 2015, we formed Mustang to develop immunotherapies based on Chimeric Antigen Receptor T-Cells (“CAR-T”), which it licensed from City of Hope (“COH”). In connection with the license agreement, Mustang also entered into a sponsored research agreement with COH in which Mustang will fund continued research at COH related to CAR-T (see Note 6 of Notes to Consolidated Financial Statements).

Journey Medical Corporation

In March 2015, JMC, our dermatology focused subsidiary, entered into a license and supply agreement to acquire rights to distribute a dermatological product for the treatment of acne (see Note 7 of Notes to Consolidated Financial Statements). In October 2015, JMC entered into a co-promote agreement to sell a 2% topical lotion, Dermasorb HC™, for the treatment of corticosteroid-responsive dermatoses.

In January 2016, JMC entered into a product license and supply agreement with a third party. to distribute a topical cream to promote wound healing for surgical treatments such as cryosurgery, Mohs surgery and biopsies. Also in January 2016, JMC entered into a distribution agreement with a third party to distribute an emollient for the treatment of Eczema.

Helocyte, Inc.

Helocyte, formerly DiaVax, was formed to develop novel immunotherapies for the prevention and treatment of cytomegalovirus (“CMV”), a common virus that affects people of all ages. On April 2, 2015, Helocyte entered into an agreement with COH to secure exclusive worldwide rights for two T-cell immunotherapeutic vaccines for controlling CMV, known as Triplex and PepVax in allogeneic hematopoietic stem cell transplant (“HSCT”) and solid organ transplant (“SOT”) recipients. Triplex and PepVax have now both entered into Phase 2 clinical studies, with PepVax expected to enroll patients later this year. Both programs are supported by grants paid and payable to COH from the National Cancer Institute. In connection with the licensing of Triplex and PepVax, Helocyte further entered into an option agreement with COH for exclusive worldwide rights to Pentamer, a universal immunotherapeutic vaccine being developed for the prevention of CMV transmission in utero, and exercised this option on April 28, 2015 (see Note 6 of Notes to Consolidated Financial Statements).

Coronado SO Co.

In January 2015, Coronado SO, entered into an exclusive license agreement with a third party for a license for a Phase 2, Uracil Topical Cream used in the treatment and prevention of hand-foot syndrome, a common painful side effect of chemotherapeutics. In June 2015, the FDA accepted specific components of a planned Phase 2 study (see Note 6 of Notes to Consolidated Financial Statements).

Escala Therapeutics, Inc.

On July 16, 2015, Escala, formerly Altamira, acquired from New Zealand Pharmaceuticals Limited (“NZP”) a license from the National Institutes of Health (“NIH”) and cooperative research and development agreements (“CRADAs”) for the development of oral N-acetyl-D-mannosamine (“ManNAc”), a key compound in the sialic biosynthetic pathway for the treatment of hyposialylation disorders, including GNE myopathy and various forms of nephropathy (see Note 6 of Notes to Consolidated Financial Statements).

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

Research and Development Expenses

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payments are made. Upfront and milestone payments due to third parties that perform research and development services on our behalf will be expensed as services are rendered or when the milestone is achieved.

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings,, laboratory costs and other supplies.

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by us or our subsidiaries require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period was reflected as research and development – licenses acquired on the Consolidated Statements of Operations for the year ended December 31, 2015.

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

Fair Value Measurement

We follow accounting guidance on fair value measurements for financial assets and liabilities measured at fair value on a recurring basis. Under the accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

The fair value hierarchy also requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The requirement to assess the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Certain of our financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

We have various processes and controls in place to ensure that fair value is reasonably estimated.

While we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of investments on the Consolidated Statements of Operations.

Results of Operations

General

For the year ended December 31, 2015, we generated $0.6 million of revenues in connection with Checkpoint’s collaboration agreement with TGTX and $0.3 million in connection with JMC’s co-promote agreement to sell a 2% topical lotion, Dermasorb HC™, for the treatment of corticosteroid-responsive dermatoses. At December 31, 2015, we had an accumulated deficit of $190.2 million primarily as a result of research and development expenses, purchases of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Also included in research and development is the total purchase price for the licenses acquired during the period recorded in research and development.

For the years ended December 31, 2015, 2014 and 2013, direct, external development costs incurred for our TSO product development program were $3.0 million, $2.6 million, and $12.2 million, respectively. For the years ended December 31, 2015, 2014 and 2013, direct, external development costs incurred for our CNDO-109 product development program were $0.6 million, $2.1 million, and $2.2 million, respectively. For the years ended December 31, 2015, 2014 and 2013, costs related to the acquisition of licenses were $11.4 million, nil. and nil, respectively. Direct external costs in research and development expenses for subsidiaries in 2015 were $4.9 million for Checkpoint, $1.5 million for Mustang, $0.8 million for Escala and $0.7 million for Avenue. There were no expenses for our subsidiaries for the years ended December 2014 and 2013. Stock based compensation expense included in research and development expenses in 2015, 2014 and 2013 was $5.8 million, $1.1 million and $2.7 million, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of personnel related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the years ended December 31, 2015, 2014, and 2013, general and administrative expenses were $21.6 million, $10.4 million, and $10.1 million, respectively. Noncash expense included in general and administrative expenses in 2015, 2014 and 2013 was $8.5 million, $4.4 million and $2.9 million, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	support of business development activities; and
•	an expanding infrastructure and increased professional fees and other costs associated therewith

Comparison of Years Ended December 31, 2015 and 2014

	For the Years Ended December 31,		Change
($ in thousands)	2015	2014	$	%
Revenue	$273	$-	$273	100%
Revenue - from a related party	590	-	590	100%
Total revenue	863	-	863	100%

Operating expenses
Research and development	18,402	10,239	8,163	80%
Research and development – licenses acquired	11,408	-	11,408	100%
General and administrative	21,584	10,413	11,171	107%
Total operating expenses	51,394	20,652	30,742	149%
Loss from operations	(50,531)	(20,652)	(29,879)	145%

Other income (expenses)
Interest income	245	662	(417)	(63)%
Interest expense	(1,484)	(1,338)	(146)	11%
Change in fair value of subsidiary's warrant liabilities	(438)	-	(438)	100%
Change in fair value of investments	(1,675)	942	(2,617)	278%
Total other income (expenses)	(3,352)	266	(3,618)	(1360)%
Net loss	(53,883)	(20,386)	(33,497)	164%

Less: net loss attributable to non-controlling interest	5,455	-	5,455	100%
Net loss attributable to common stockholders	$(48,428)	$(20,386)	$(28,042)	138%

For the year ended December 31, 2015, we generated $0.6 million of revenues in connection with Checkpoint’s collaboration agreement with TGTX and $0.3 million in connection with JMC’s dermatology products. We did not generate any revenues from operations during the year ended December 31, 2014.

Research and development expenses increased $8.2 million, or 80%, from $10.2 million for the year ended December 31, 2014 to $18.4 million for the year ended December 31, 2015. This increase was primarily due to a $4.6 million increase in stock compensation expense which included a $1.9 million charge relating to the grant made to our Senior Vice President of Operations and a $3.0 million charge related to the mark-to-market impact on the value of the restricted stock grant made to a Checkpoint consultant. In addition, our Fortress Companies research and development expenses increased by $5.1 million in 2015, as a result of the commencement of clinical development on their licenses. We incurred a decrease of $0.4 million from $3.4 million in 2014 to $3.0 million in 2015 TSO product development. The 2015 costs related to the $2.7 million potential payment due Dr. Falk Pharma in connection with its delivery of the Clinical Study Report (“CSR”) (though the Company disputes the adequacy of the CSR and does not believe the payment is due), partially offset by lower clinical trial costs of $2.4 million and $0.7 million charge taken in 2014 relating to the abandonment of our plans to manufacture TSO in the United States. Additionally, we experienced a $1.5 million decrease in expenses related to CNDO 109. We expect to incur expenses related to our research and development efforts going forward with existing product candidates as well as potentially acquired new products.

During the year ended December 31, 2015, we invested $11.4 million in new research and development programs with various partners. This increase was primarily due to our in-licensing of IV Tramadol for $3.0 million, the purchase by Mustang of CAR-T from COH for $2.2 million, Checkpoint’s payment of $2.2 million for the license to develop a portfolio of fully human immuno-oncology targeted antibodies, Coronado SO’s licensing of its Phase 2 Uracil Topical Cream, for $1.6 million, our license from NZP for the development of ManNAc for $1.3 million, our license for EGFR Inhibitors for $1.0 million (which was transferred to Checkpoint in March 2015), and Helocyte’s purchase of $0.2 million to develop novel immunotherapies for the prevention and treatment of CMV from COH.

General and administrative expenses increased $11.2 million, or 107%, from $10.4 million in the year ended December 31, 2014 to $21.6 million in the year ended December 31, 2015, largely due to a $2.7 million increase in costs related to the development of a sales and marketing infrastructure for JMC and $2.0 million of professional expenses related to our business development activity, including $0.9 million of legal expenses pertaining to due diligence and activities related to the financing and formation of our subsidiaries. In addition, salaries and benefits increased by $1.8 million as a result of headcount increases related to business development. Lastly, stock-based compensation expense increased by $4.0 million, primarily due to $2.2 million of expense for warrants for Fortress Companies' common stock issued to our President and Chief Executive Officer and Executive Vice Chairman, Strategic Development, $0.5 million of expense related to the modification of a restricted stock grant to a former member of our Board of Directors, as well as an increase in expense related to restricted stock units granted to new employees in 2015.

During the year ended December 31, 2015, interest expense primarily relates to interest and amortization of deferred financing cost on the promissory note for $10 million to National Securities Corporation’s NSC Biotech Venture Fund I LLC (the “NSC Note”) of approximately $1.0 million. While during the same period in 2014, we incurred $0.8 million of expense in connection with our loan with Hercules Technology Growth Capital, Inc. (the “Hercules Note”) of which $0.3 related to the early payment penalty. The decrease in interest income in 2015 compared to 2014 was primarily due to on average lower cash balances for the period. The change in the fair value of investments primarily relates to the decrease in value of our investment in CB Pharma of approximately $1.7 million in 2015.

Net loss attributable to the non-controlling interests of $5.5 million relates to the share of loss in Checkpoint, Mustang, Avenue, JMC and Coronado SO for the year ended December 31, 2015.

Comparison of Years Ended December 31, 2014 and 2013

	For the Years Ended December 31,		Change
($ in thousands)	2014	2013	$	%
Operating expenses
Research and development	10,239	25,682	(15,443)	(60)%
General and administrative	10,413	10,098	315	3%
Total operating expenses	20,652	35,780	(15,128)	(42)%
Loss from operations	(20,652)	(35,780)	15,128	(42)%

Other income (expenses)
Interest income	662	545	117	21%
Interest expense	(1,338)	(1,923)	585	(30)%
Change in fair value of investments	942	-	942	100%
Total other income (expenses)	266	(1,378)	1,644	119%
Net loss	$(20,386)	$(37,158)	$16,772	(45)%

Research and development expenses decreased $15.4 million, or 60%, from $25.7 million in the year ended December 31, 2013 to $10.2 million in the year ended December 31, 2014. This decrease was primarily due to a $9.6 million reduction in TSO product development costs related to the wind down of Phase 2 of the TRUST-I trial and reduced development activities. In addition, personnel costs decreased by $3.6 million, which was primarily composed of reductions of $1.7 million in salary, benefits as a result of a reduction in headcount, bonus and travel expense and $1.9 million in stock-based compensation expense, primarily due to a decrease in headcount as well as a reduction in the unvested mark-to-market value of our non-employee option grants. In addition, consulting expenses decreased by $1.7 million primarily due to a reduction in consulting expense of $1.3 million related to the design of our manufacturing facility and product development costs also decreased by $1.3 million. These decreases in expense were partially offset by a $0.7 million charge related to the decision to delay manufacturing of TSO in the Woburn, MA facility. We expect to incur expenses related to our research and development efforts going forward with existing product candidates as well as potentially acquired new products.

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

Interest expense in 2014 primarily relates to interest on the Hercules Note, which included a prepayment fee of $0.3 million, representing 2% of the outstanding debt and interest on the promissory note with Israel Discount Bank of New York (the “IDB Note”). The increase in interest income in 2014 compared to the same period last year was primarily due to on average higher cash balances for the period. The change in fair value of investments primarily relates to the increase in value of our investment in CB Pharma of $1.2 million, offset by our decision not to exercise the Option of $0.3 million.

Liquidity and Capital Resources

To date, we have funded our operations through cash on hand, the sale of debt, option exercises and a third party financing by Checkpoint, aggregating $247.9 million of net proceeds. At December 31, 2015, we had cash and cash equivalents of $98.2 million of which $50.4 million relates to Checkpoint, plus restricted cash of $14.6 million, of which $14.0 million is collateralizing the IDB Note and $0.6 million of which is securing a letter of credit used as a security deposit for the New York, NY lease that became effective on October 3, 2014.

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

In March 2015, we closed on the NSC Note for $10.0 million, net of fees of $0.9 million. We used the proceeds from the NSC Note to acquire medical technologies and products and create subsidiaries in which we can advance these technologies and products.

We may require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Cash Flows for the Three Years Ended December 31, 2015, 2014 and 2013

	For the Years Ended December 31,
($ in thousands)	2015	2014	2013
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(20,378)	$(16,334)	$(29,646)
Investing activities	7,885	(23,273)	(188)
Financing activities	60,916	(10,155)	89,156
Increase (decrease) in cash and cash equivalents	$48,423	$(49,762)	$59,322

Operating Activities

Net cash used in operating activity increased by $4.0 million from the year ended December 31, 2014 to the year ended December 31, 2015, primarily due a $33.5 million increase in net loss. This increase was partially offset by the expensing of research and development-licenses acquired of $10.5 million, an increase in stock-based compensation expense of $8.7 million, a $6.7 million increase in accounts payable and accrued expenses and a $2.6 million in change in fair value of our long-term investments.

Net cash used in operating activity decreased by $13.3 million from the year ended December 31, 2013 to the year ended December 31, 2014, primarily due a $16.7 million decrease in net loss and an impairment charge of $0.7 million and partially offset by a $0.9 million change in fair value of our long-term investments, a $2.4 million reduction in accounts payable and accrued expenses, a $0.4 related to the repayment of debt and a $0.4 million reduction in stock compensation expense.

Investing Activities

Net cash provided by investing activities of $7.9 million during the year ended December 31, 2015 primarily relates to a net $20.0 million proceeds on maturity of marketable securities, offset by $1.3 million related to JMC’s acquisition of the rights to distribute a dermatological product, acquisition of research and development licenses of Fortress Companies of $10.5 million, a working capital loan of $0.2 million to CB Pharma Acquisition Corp and construction in process of $0.3 million, primarily related to the buildout of our new office in New York, NY.

Net cash used in investing activities during the year ended December 31, 2014 relates to our $20.0 million investment in marketable securities, our formation and interest in CB Pharma for $2.7 million, our $0.2 million investment in a third party developing a laser device for the treatment of migraine headaches, and our expired Option of $0.3 million.

Net cash used in investing activities during the year ended December 31, 2013 relates to payments for construction of our Woburn, MA manufacturing facility and the purchase of equipment for our office in Burlington, MA.

Financing Activities

Net cash provided by financing activities of $60.9 million for the year ended December 31, 2015 primarily relates to net proceeds in connection with a third party financing of a Fortress Company of $51.5 million, gross proceeds of $10.0 million from the NSC Note and $0.2 million in proceeds related to the exercise of stock options, partially offset by $0.9 million in debt issuance costs associated with the NSC Note.

Net cash used in financing activities of $10.2 million for the year ended December 31, 2014 reflects $14.0 million in proceeds from the IDB Note offset by a transfer of $14.0 million to restricted cash to secure the IDB Note, $13.7 million for the repayment of the Hercules Note as well as $0.6 million to restricted cash to secure a line of credit in connection with the New York, NY lease. These reductions in cash were partially offset by $4.1 million related to proceeds from issuances of our Common Stock.

Net cash provided by financing activities of $89.2 million for the year ended December 31, 2013 consists primarily of $91.3 million in proceeds from the issuance of our Common Stock in connection with our at the market offerings in 2013, offset by $1.9 million in Common Stock issuance costs and our payment of $1.3 million in satisfaction of our principal payment obligations under the Hercules Note.

Contingent Contractual Payments

The following table summarizes our contractual obligations as of December 31, 2015, excluding amounts related to contingent milestone payments, as described below.

	Payments due by period
		Less than	1 to 3	4 to 5	After 5
($ in thousands)	Total	1 year	years	years	years
Note Payable and interest (1)	$27,527	$15,871	$11,656	$-	$-
Operating leases (2)	17,783	1,352	2,552	2,482	11,397
Annual sublicense fees (3)	19,400	6,650	5,000	2,500	5,250
Purchase obligations (4)
Total	$64,709	$23,873	$19,207	$4,982	$16,647

(1)	Relates to the IDB Note, NSC Note and commitment to loan CB Pharma up to $0.5 million for working capital.
(2)	Relates to two New York, NY leases, Scottsdale, AZ, as well as Waltham, MA, and Woburn, MA leases. For the New York, NY lease that commences in 2016, we have in place desk share agreements that reimburse us for $24.4 million, or 60%, of the $40.7 million obligation through the term of our lease.
(3)	Annual sublicense fees are projected through 2025 and include payments to Ovamed, Falk and University College of London Business PLC, or UCLB and sponsored research agreement between COH and Mustang. At December 31, 2015 $4.3 million related to Falk and Ovamed are recorded in accrued expenses.
(4)	We have $14.9 million of open purchase orders of which $0.9 million are for Avenue, $3.0 million for Checkpoint, $0.7 million for Escala, $0.2 million for Helocyte, $2.3 million for Fortress and $8.0 million for JMC. A majority of our purchase orders may be cancelled without significant penalty to us or our subsidiaries.

In March 2015, we closed the NSC Note. The effective interest rate on the NSC Note approximates 11.3%. The NSC Note was amended and restated on July 29, 2015 to provide that any time a Fortress Company receives from us any proceeds from the NSC Note, we may, in our sole discretion, cause the Fortress Company to issue to NSC Biotech Venture Fund I LLC a new promissory note (the “Amended NSC Note”) on identical terms as the NSC Note, giving effect to the passage of time with respect to maturity. The Amended NSC Note will equal the dollar amount of the Fortress Company’s share of the NSC Note and reduce our obligations under the NSC Note by such amount. We will guarantee the Amended NSC Note until the Fortress Company either completes an initial public offering or raises sufficient equity capital so that it has cash equal to five times the Amended NSC Note. At December 31, 2015, the amount of debt outstanding under the NSC Note was $10.0 million of which $2.8 million was transferred to Checkpoint and $3.0 million was transferred to Avenue. In February 2016, Checkpoint repaid its outstanding debt of $2.8 million (see Note 8 of Notes to the Consolidated Financial Statements).

In February 2014, we repaid in full the Hercules Note and entered into the IDB Note, under which we can borrow up to $15.0 million. At December 31, 2015, the amount of debt outstanding under the IDB Note was $14.0 million (see Note 8 of Notes to the Consolidated Financial Statements).

In October 2015, we entered into a 5-year lease for approximately 6,100 square feet of office space in Waltham, MA at an average annual rent of approximately $0.2 million. We took occupancy of this space in January 2016.

In November 2014, JMC entered into a two-year lease for 2,295 square feet of office space in Scottsdale, AZ, at an average annual rent of approximately $39,000. Total rent expense for the term of this lease will approximate $78,000. JMC took occupancy of this space in November 2014.

On October 3, 2014, we entered into a 15-year lease for office space at 2 Gansevoort Street New York, NY 10014, at an average annual rent of $2.7 million. We took possession of this space in December 2015, which will constitute our principal executive office upon occupancy in the first half of 2016. Also, on October 3, 2014, we entered into Desk Space Agreements with each of OPPM and TGTX, to occupy 20% and 40%, respectively, of the New York, NY office space that requires them to pay their share of the average annual rent of $0.5 million and $1.1 million, respectively. These initial rent allocations will be adjusted periodically for each party based upon actual percentage of the office space occupied. Additionally, we have reserved the right to execute additional desk space agreements with other third parties and those arrangements will also affect the cost of the lease actually borne by us.  The lease was executed to further our business strategy, which includes forming additional subsidiaries and/or affiliate companies. Mr. Weiss is Executive Chairman, Interim Chief Executive Officer and a stockholder of TGTX. The lease is subject to early termination by us, or in circumstances including events of default, the landlord, and includes a five-year extension option in our favor.

In April 2013, we entered into a three-year lease for approximately 1,500 square feet of office space in New York, NY at an average annual rent of approximately $0.1 million. Total rent expense for the term of this lease was approximately $0.4 million. We commenced occupancy of this space in May 2013. In March 2014, we closed the New York, NY office and entered into a sub-lease with a third party to occupy the space conterminously with our lease agreement. In November 2014, our sub-tenant vacated the space. As a result, we commenced activities to sub-lease this facility.

In December 2012, we assumed a lease from TSO Laboratories, Inc., a wholly owned subsidiary of Ovamed GmbH, for approximately 8,700 square feet of space in Woburn, MA for the purpose of establishing a manufacturing facility for TSO. Total rent expense for the lease term is approximate $0.6 million. Annual rental payment is approximately $0.1 million. We intend to sublet this space.

In July 2012, we entered into a five-year lease for approximately 3,200 square feet of office space in Burlington, MA at an average annual rent of approximately $0.1 million. The Company took occupancy of this space in October 2012. On December 31, 2014, we exercised an early termination clause in the lease for a fee of $81,600 payable in January 2015, reducing the lease term to three years.

Off-Balance Sheet Arrangements

We do not have any financings or other relationships with unconsolidated entities or other persons.

Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had no marketable securities. As of December 31, 2014, we had marketable securities of $20.0 million, consisting of U.S. Treasury Bills and a mutual fund. As of December 31, 2013, we had no marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because we typically invest in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

The IDB Note bears interest at a rate per annum of 2.25%. This rate is set at a margin of 1.50% over the rate earned on the cash pledging this loan. To the extent the interest payable on the pledge account increases, we would pay higher interest on the outstanding debt.

Recently Issued Accounting Pronouncements

See Note 2 of Notes to the Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Overview

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information above in Item 7.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2015, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2015, our internal controls over financial reporting were effective based upon those criteria.

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal controls over financial reporting as of December 31, 2015 has been audited by our independent registered accounting firm, EisnerAmper LLP, as stated in their attestation report, which is included on page F-2 herein.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our executive officers and directors is incorporated by reference from the sections captioned “Proposal One – Election of Directors”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement related to the 2016 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2016 which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning the identification of our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation and Other Matters,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “Option Exercises and Stock Vested,” “Director Compensation in Fiscal Year 2015,” “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the proxy statement related to our 2016 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2015 with respect to our equity compensation plans:

	Number of	Weighted-
	Securities to be	Average
	Issued Upon	Exercise	Number of Securities
	Exercise of	Price of	Remaining Available for
	Outstanding	Outstanding	Future Issuance
	Options, Restricted	Options,	Under Equity
	Stock Units,	Warrants	Compensation Plans
	Warrants	and Rights	(Excluding Securities
	and Rights		Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,592,974	$4.37	7,339,720
Equity compensation plans not approved by stockholders	-	$-	-
Total	4,592,974		7,339,720

Our equity compensation plans consist of the Employee Stock Purchase Plan, Fortress Biotech, Inc. 2007 Stock Incentive Plan, Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended, and the Fortress Biotech Long-Term Incentive Plan, all of which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement related to our 2016 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information under the section captioned “Transactions with Related Persons” and “Corporate Governance Matters” in the proxy statement related to our 2016 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the proxy statement related to our 2016 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following financial statements are filed as part of this report:

(a) Financial Statements.

The following financial statements are filed as part of this report:

(b) Exhibits.

		Incorporated by Reference
		(Unless Otherwise Indicated)
Exhibit
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-12G	000-54463	3.1	July 15, 2011

3.2	First Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	10-12G	000-54463	3.2	July 15, 2011

3.3	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock.	10-12G	000-54463	3.3	July 15, 2011

3.4	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock.	10-12G	000-54463	3.4	July 15, 2011

3.5	Second Amended and Restated Bylaws of the Registrant.	8-K	—	3.7	October 31, 2013

3.6	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended.	10-K	—	3.8	March 14, 2014

4.1	Form of Common Stock Certificate.	10-12G	000-54463	4.1	July 15, 2011

4.2	Form of Series A Preferred Stock Certificate.	10-12G	000-54463	4.2	July 15, 2011

4.3	Form of Series B Preferred Stock Certificate.	10-12G	000-54463	4.3	July 15, 2011

4.4	Form of Series C Preferred Stock Certificate.	10-12G	000-54463	4.4	July 15, 2011

4.5	Form of Warrant for the purchase of shares of Common Stock issued by the Registrant in connection with the 2009 bridge financing.	10-12G	000-54463	4.6	July 15, 2011

4.6	Form of Warrant for the purchase of shares of Common Stock issued by the Registrant in connection with the Series A financing.	10-12G	000-54463	4.7	July 15, 2011

4.7	Form of Series C Convertible Preferred Stock Purchase Warrant issued by the Registrant in connection with the 2011 Series C financing.	10-12G	000-54463	4.8	July 15, 2011

4.8	Form of Consultant/Agent Warrant to Purchase Common Stock.	10-12G	000-54463	4.10	July 15, 2011

4.9	Warrant to purchase Common Stock issued by the Registrant in connection with the 2012 secured loan facility with Hercules Technology Growth Capital, Inc.	8-K	—	4.10	August 29, 2012

10.1	Coronado Biosciences, Inc. 2007 Stock Incentive Plan.#	10-12G	000-54463	10.8	July 15, 2011

10.2	Form of Stock Option Award Agreement.#	10-12G	000-54463	10.9	July 15, 2011

10.3	Consulting Agreement, entered into as of September 21, 2010, by and between the Registrant and Eric Rowinsky, M.D.#	10-12G	000-54463	10.24	July 15, 2011

10.4	Form of Indemnification Agreement by and between the Registrant and its officers and directors.	10-12G/A	000-54463	10.25	August 23, 2011

10.5	Employment Agreement, made and entered into on February 21, 2012, by and between the Registrant and Lucy Lu, M.D.#	8-K	—	10.35	February 23, 2012

10.6	Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan.#	DEF 14A	—	—	July 13, 2012

10.7	At Market Issuance Sales Agreement, dated October 5, 2012, between the Registrant and MLV & Co. LLC.	8-K	—	1.1	October 5, 2012

10.8	At Market Issuance Sales Agreement, dated April 29, 2013, between the Registrant and MLV & Co. LLC.	8-K	—	10.46	April 29, 2013

10.9	Amendment No. 1 to At Market Issuance Sales Agreement, dated July 12, 2013, between the Registrant and MLV & Co. LLC.	S-3	333-189935	10.50	July 12, 2013

10.10	Promissory Note issued by Registrant to Israel Discount Bank of New York, dated February 13, 2014.	8-K	—	10.53	February 18, 2014

10.11	Assignment and Pledge of Money Market Account dated February 13, 2014 in favor of Israel Discount Bank of New York.	8-K	—	10.54	February 18, 2014

10.12	Restricted Stock Issuance Agreement, dated as of February 20, 2014, by and between the Registrant and Michael S. Weiss	8-K/A	—	10.55	February 26, 2014

10.13	Shareholders’ Agreement, dated as of February 20, 2014, by and among certain shareholders of the Registrant named therein.	8-K/A	—	10.56	February 26, 2014

10.14	Restricted Stock Issuance Agreement, dated as of December 19, 2013, by and between the Registrant and Michael S. Weiss	10-K	—	10.57	March 14, 2014

10.15	Restricted Stock Issuance Agreement, dated as of December 19, 2013, by and between the Registrant and Lindsay A. Rosenwald, M.D.#	10-K	—	10.58	March 14, 2014

10.16	Confidential Separation and Release Agreement, dated as of December 22, 2013, by and between the Registrant and Harlan F. Weisman, M.D.#	10-K	—	10.59	March 14, 2014

10.17	Form of Coronado Biosciences, Inc. 2013 Stock Incentive Plan Award Agreement (2013 Stock Incentive Plan).#	S-8	333-194588	10.60	March 14, 2014

10.18	Form of Subscription Agreement.	8-K	—	10.61	November 10, 2014

10.19	Note Purchase Agreement, dated February 27, 2015, by and between the Registrant and NSC Biotech Venture Fund I LLC.	8-K	—	10.62	March 5, 2015

10.20	Form of SubCo Securities Purchase Agreement.	8-K	—	10.64	March 5, 2015

10.21	Form of SubCo Warrant.	8-K	—	10.65	March 5, 2015

10.22	Form of SubCo Promissory Note.	8-K	—	10.66	March 5, 2015

10.23	Coronado Biosciences, Inc. Deferred Compensation Plan for Directors, dated March 12, 2015.#	8-K	—	10.67	March 18, 2015

10.24	Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended.#	DEF 14A	—	—	June 4, 2015

10.25	Fortress Biotech, Inc. Long-Term Incentive Plan.#	DEF 14A	—	—	June 4, 2015

10.26	Restricted Stock Unit Award Agreement between Fortress Biotech, Inc. and George Avgerinos effective July 15, 2015.#	8-K	—	10.70	July 17, 2015

10.27	Amended and Restated Promissory Note issued by the Registrant to NSC Biotech Venture Fund I LLC, dated July 29, 2015.	8-K	—	10.71	August 4, 2015

14.1	Code of Ethics of Registrant applicable to Directors, Officers and Employees.	S-1	333-177041	14.1	September 28, 2011

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated April 7, 2014.	8-K	—	16.1	April 7, 2014

21.1	Subsidiaries of the Registrant.	—	—	—	Filed herewith

23.1	Consent Independent Registered Public Accounting Firm.	—	—	—	Filed herewith

23.2	Consent Independent Registered Public Accounting Firm.	—	—	—	Filed herewith

24.1	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	Filed herewith

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

99.1	Financial Information of CB Pharma Acquisition Corp.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

# Management contract or compensatory plan.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Fortress Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Fortress Biotech, Inc. (formerly Coronado Biosciences, Inc.) and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Biotech, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Biotech, Inc. and its subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Fortress Biotech, Inc.

We have audited Fortress Biotech, Inc. (formerly Coronado Biosciences, Inc.) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fortress Biotech, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Biotech, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Fortress Biotech, Inc.

In our opinion, the consolidated statements of operations, of changes in stockholders’ equity and of cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of Fortress Biotech, Inc. and its subsidiaries (formerly known as Coronado Biosciences, Inc.) for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Boston, Massachusetts

March 14, 2014

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	As of December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$98,182	$49,759
Marketable securities, at fair value (Note 3)	-	20,002
Prepaid expenses and other current assets	1,597	702
Total current assets	99,779	70,463

Property and equipment, net (Note 4)	309	52
Restricted cash	14,586	14,586
Long-term investments, at fair value (Note 5)	2,485	4,160
Intangible asset - license (Note 7)	1,250	-
Other assets	201	64
Total assets	$118,610	$89,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,868	$366
Accrued expenses	8,570	3,683
Interest payable	27	28
Derivative warrant liability (Note 5)	114	-
Total current liabilities	10,579	4,077

Notes payable, long-term (net of debt discount of $835 and $6 at December 31, 2015 and December 31, 2014, respectively)	23,174	14,003
Other long-term liabilities	584	722
Total liabilities	34,337	18,802

Commitments and contingencies (Note 13)

Stockholders' equity
Convertible Preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 47,147,032 and 46,494,034 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	47	46
Additional paid-in-capital	246,955	212,205
Accumulated deficit	(190,156)	(141,728)
Total stockholders' equity attributed to the Company	56,846	70,523

Non-controlling interests (Note 10)	27,427	-
Total stockholders' equity	84,273	70,523
Total liabilities and stockholders' equity	$118,610	$89,325

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenue	$273	$-	$-
Revenue - from a related party	590	-	-
Total revenue	863	-	-

Operating expenses
Research and development	18,402	10,239	25,682
Research and development – licenses acquired	11,408	-	-
General and administrative	21,584	10,413	10,098
Total operating expenses	51,394	20,652	35,780
Loss from operations	(50,531)	(20,652)	(35,780)

Other income (expenses)
Interest income	245	662	545
Interest expense	(1,484)	(1,338)	(1,923)
Change in fair value of subsidiary's warrant liabilities	(438)	-	-
Change in fair value of investments	(1,675)	942	-
Total other income (expenses)	(3,352)	266	(1,378)
Net loss	(53,883)	(20,386)	(37,158)

Less: net loss attributable to non-controlling interests	5,455	-	-
Net loss attributable to common stockholders	$(48,428)	$(20,386)	$(37,158)

Basic and diluted net loss per common share	$(1.24)	$(0.56)	$(1.22)

Weighted average common shares outstanding—basic and diluted	39,146,589	36,323,596	30,429,743

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2012	24,400,754	$24	$106,193	$(84,184)	$-	$22,033
Exercise of stock options	550,157	1	969	-	-	970
Exercise of warrants	157,355	1	-	-	-	1
Issuance of Common Stock under ESPP	27,570	-	92	-	-	92
Issuance of Common Stock for At the Market Offering	10,558,422	10	91,327	-	-	91,337
Costs related to the issuance of Common Stock for At the Market Offering	-	-	(1,899)	-	-	(1,899)
Issuance of Restricted Stock	3,958,692	4	(4)	-	-	-
Stock-based compensation expense	-	-	5,902	-	-	5,902
Net loss	-	-	-	(37,158)	-	(37,158)
Balance at December 31, 2013	39,652,950	40	202,580	(121,342)	-	81,278
Exercise of stock options	323,412	-	596	-	-	596
Issuance of Common Stock related to subscription	2,175,000	2	3,500	-	-	3,502
Issuance of Common Stock under ESPP	13,980	-	19	-	-	19
Common Stock issuance costs	-	-	(32)	-	-	(32)
Issuance of Restricted Stock	4,328,692	4	(4)	-	-	-
Stock-based compensation expense	-	-	5,546	-	-	5,546
Net loss	-	-	-	(20,386)	-	(20,386)
Balance at December 31, 2014	46,494,034	46	212,205	(141,728)	-	70,523
Exercise of options	100,000	-	216	-	-	216
Stock-based compensation expense	-	-	14,291	-	-	14,291
Issuance of restricted stock	525,000	1	(1)	-	-	-
Subsidiary's offering, net	-	-	18,614	-	32,882	51,496
Issuance of common stock under ESPP	27,998	-	59	-	-	59
Issuance of subsidiaries' common shares for license expenses	-	-	958			958
Issuance of warrants in conjunction with NSC debt	-	-	613	-	-	613
Net loss attributable to non-controlling interest	-	-	-	-	(5,455)	(5,455)
Net loss attributable to common stockholders	-	-	-	(48,428)	-	(48,428)
Balance at December 31, 2015	47,147,032	$47	$246,955	$(190,156)	$27,427	$84,273

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(53,883)	$(20,386)	$(37,158)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expenses	26	23	17
Noncash interest expense	167	634	536
Amortization of debt discount	314	-	-
Stock-based compensation expense	14,291	5,546	5,902
Issuance of subsidiaries' common shares for license expenses	958	-	-
Research and development licenses acquired, expensed	10,448	-	-
Change in fair value of investments	1,675	(942)	-
Change in fair value of subsidiary's warrant liabilities	438	-	-
Asset impairment loss	-	722	-
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Prepaid expenses and other current assets	(895)	(139)	(117)
Accounts payable and accrued expenses	5,889	(849)	1,184
Interest payable	(1)	(81)	(10)
End of term fee associated with Hercules Note	-	(398)	-
Other long-term liabilities	195	(464)	-
Net cash used in operating activities	(20,378)	(16,334)	(29,646)

Cash Flows from Investing Activities:
Purchase of marketable securities	(79,947)	(20,002)	-
Sale of marketable securities	99,949	-	-
Purchase of short- term investment	-	(346)	-
Purchase of research and development licenses	(10,448)	-	-
Purchase of long-term investment	-	(2,925)	-
Purchase of property and equipment	(283)	-	(40)
Deposit for leasehold improvements	-	-	(148)
Purchase of license	(1,250)	-	-
Security deposits refund	22	-	-
Payment to related parties - CB Pharma Acquisition Corp	(158)	-	-
Net cash provided by (used in) investing activities	7,885	(23,273)	(188)

Cash Flows from Financing Activities:
Payment of Hercules Note	-	(13,654)	(1,345)
Proceeds from issuance of common stock	-	3,502	91,337
Proceeds from exercise of stock options	216	596	970
Proceeds from issuance of common stock under ESPP	59	19	92
Proceeds from subsidiary's offering	57,817	-	-
Payment of costs related to subsidiary's offering	(6,321)	-	-
Payment of costs related to the issuance of common stock	-	(32)	(1,898)
Proceeds from IDB note	-	14,009	-
Payment of debt issue costs associated with IDB Note	-	(9)	-
Proceeds from NSC note	10,000	-	-
Payment of debt issue costs associated with NSC Note	(855)	-	-
Transfer of restricted cash	-	(14,586)	-
Net cash provided by (used in) financing activities	60,916	(10,155)	89,156

Net increase (decrease) in cash and cash equivalents	48,423	(49,762)	59,322

Cash and cash equivalents at beginning of period	49,759	99,521	40,199
Cash and cash equivalents at end of period	$98,182	$49,759	$99,521

Supplemental disclosure of cash flow information:
Cash paid for interest	$80	$785	$1,387

Supplemental disclosure of non-cash financing and investing activities:
Issuance of restricted stock	$1	$4	$4
Issuance of warrants in conjunction with NSC debt	$175	$-	$-
Issuance of contingent warrants in conjunction with NSC debt	$114	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or “the Company”), formerly Coronado Biosciences, Inc., is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. On April 27, 2015, the Company changed its name from Coronado Biosciences, Inc. to Fortress Biotech, Inc. Fortress plans to continue to develop and commercialize products both within Fortress and its subsidiaries, also referred to herein as the “Fortress Companies”. In addition to its internal development programs, the Company plans to leverage its biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies innovate, develop and commercialize products. Additionally, the Company will provide funding and management services to each of the Fortress Companies and, from time to time, the Company and the Fortress Companies will seek licensing, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

As of December 31, 2015, the Company has several consolidated Fortress Companies, which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Journey Medical Corporation (“JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), formerly DiaVax Biosciences, Inc., Escala Therapeutics, Inc. (“Escala”), formerly Altamira Biosciences, Inc., and other consolidated Fortress subsidiaries which have minimal activity, including Innmune Limited, CB Securities Corporation (holds investments classified as cash and cash equivalents in 2015), and Cyprium Therapeutics, Inc.

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

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net income (loss) attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.  The Company also consolidates subsidiaries in which it owns less than 50% of the subsidiary but maintains voting control.

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

Reclassifications

The Company reclassified debt issuance costs from other assets to notes payable, long-term on the Consolidated Balance Sheets for all periods presented pursuant to the early adoption of Accounting Standards Update (“ASU”) No. 2015-03 Simplifying the Presentation of Debt Issuance Costs.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities. The carrying value of the amount owed to Ovamed GmbH (“Ovamed”) upon the acquisition of certain manufacturing rights in December 2012 to under the amendment to our sublicense agreement with Ovamed has been recorded at its net present value, which approximates its fair value. The amounts due to Ovamed are included in current liabilities at December 31, 2015 and both current liabilities and long-term liabilities at December 31, 2014 in the Consolidated Balance Sheets (see Note 9).

Segment Reporting

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All of the Company’s equipment, leasehold improvements and other fixed assets are physically located within the United States, and all agreements with the Company’s vendors are denominated in U.S. dollars.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2015 and at December 31, 2014 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. There were no marketable securities at December 31, 2015. Marketable securities at December 31, 2014 consist of a U.S. Treasury Bill and a mutual fund which were valued at market prices.

Property and Equipment

Office equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the respective leases.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the year ended December 31, 2014, in connection to the abandonment of its lease in Woburn, MA, the Company recorded an impairment loss of $0.4 million related to the write-off of its construction in progress long-lived asset (see Note 13).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of December 31, 2015, the Company has $14.6 million of restricted cash collateralizing a note payable of $14.0 million (see Note 8) and a pledge to secure a letter of credit in connection with a new lease of $0.6 million (see Note 13).

Investments at Fair Value

The Company elects the fair value option for its long-term investments at fair value (see Note 5). The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of investments on the Consolidated Statements of Operations.

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

Intangible Asset License

The Company records the costs of acquired product distribution license rights as intangible asset licenses in the Consolidated Balance Sheets. Upon commencement of product sales, license rights will be amortized over the expected life of the product into product expense in the Consolidated Statements of Operations. As of December 31, 2015, product sales of the Company’s intangible asset license had not yet commenced (see Note 7).

Deferred Financing Costs

Financing costs incurred in connection with the promissory note for $15.0 million between Israel Discount Bank (“IDB”) and the Company (the “IDB Note”), the Hercules Technology Growth Capital, Inc. note (the “Hercules Note”), and the National Securities Corporation’s NSC Biotech Venture Fund I LLC note (the “NSC Note”) are now recorded as a reduction of principal balance due to ASU No. 15-3 and are being amortized over the appropriate expected life based on the term of the note using the effective interest rate method. As of December 31, 2015 and 2014, the Company recorded deferred financing costs of $0.8 million and $6,000, respectively, in notes payable, long-term on the Consolidated Balance Sheets. The remaining deferred financing cost related to the Hercules Note was expensed in 2014 when the note was paid off (see Note 8).

Revenue Recognition

Reimbursement Arrangements and Collaborative Arrangements

Checkpoint reimbursed by TG Therapeutics, Inc. (“TGTX”), a related party, for its share of the cost of the license and product research and development costs under the collaboration agreement with them. The gross amount of these reimbursed costs are reported as revenue in the Consolidated Statements of Operations, since the Company acts as a principal, bears credit risk and may perform part of the services required in the transactions. Consistent with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition – Principal Agent Considerations, these reimbursements are treated as revenue by the Company. The actual expenses, if any, creating the reimbursements are reflected as expenses in the consolidated financial statements.

The Company recognizes revenue for the performance of services or the shipment of products when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company follows ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the recognition of revenue under its collaborative research, options to enter into collaborative research agreements and development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) grants of licenses, or options to obtain licenses, to our intellectual property, (ii) research and development services, (iii) drug product manufacturing, and/or (iv) participation on joint research and/or joint development committees. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the Consolidated Balance Sheets and recognized as revenue in the Consolidated Statements of Operations when the related revenue recognition criteria are met. See Note 6 for a description of the collaborative arrangements.

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

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings, laboratory costs and other supplies.

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period was reflected as research and development – licenses acquired on the Consolidated Statements of Operations for the year ended December 31, 2015.

Valuation of Warrants Related to NSC Note

In accordance with ASC 815, the Company classified the fair value of the warrants (“Contingently Issuable Warrants”) granted in connection with the NSC Note transferred to Avenue effective February 2015 and transferred to Checkpoint in various tranches from March 19, 2015 to August 31, 2015 as a derivative liability. The Company valued these Contingently Issuable Warrants using option pricing model, and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the Contingently Issuable Warrants (see Note 5 and Note 8). At each reporting period, as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants, these Contingently Issuable Warrants would be revalued and any difference from the previous valuation date would be recognized as a change in fair value of subsidiary’s warrant liabilities in the Consolidated Statements of Operations.

Contingencies

The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests (see Note 10).

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

Adoption of Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015, with early adoption permitted. As of June 30, 2015, the Company adopted ASU No. 2015-03 and such adoption resulted in debt issuance costs for all periods presented to be reclassified to notes payable, long-term, net.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 during the second quarter of 2015, and its adoption did not have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As of December 31, 2015, we elected to early adopt the pronouncement on a prospective basis. Adoption of this amendment did not have an effect on the Company's financial position or results of operations, and prior periods were not retrospectively adjusted.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition.  ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements. When adopted, the Company does not expect this guidance to have a material impact on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known, and reasonably knowable, at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. When adopted, the Company does not expect this guidance to have a material impact on its financial statements.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU No. 2016-01 will have on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date, which these financial statements were available to be issued.

3. Marketable Securities

In December 2015, there were no investments in marketable securities. Marketable securities, classified as trading in 2014, consist of the following:

	As of December 31, 2014
	Amortized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair value
U.S. treasury bill	$19,998	$-	$-	$19,998
Mutual fund	4	-	-	4
	$20,002	$-	$-	$20,002

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

4. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
($ in thousands)	Useful Life (Years)	2015	2014
Computer equipment	3	$13	$13
Furniture and fixtures	5	69	69
Leasehold improvements	5	21	12
Construction in progress (1)	N/A	274	-
Total property and equipment		377	94
Less: Accumulated depreciation		(68)	(42)
Property and equipment, net		$309	$52

(1) For buildout of our new office in New York, NY.

During the year ended December 31, 2014, in relation to the abandonment of its Woburn, MA manufacturing facility, the Company recorded $0.4 million of impairment loss related to the write-off of its construction in progress long-lived asset (see Note 13).

Depreciation expenses for the years ended December 31, 2015, 2014, and 2013 was $26,000, $23,000, and $17,000, respectively, and was recorded in both research and development expense and general and administrative expense in the Consolidated Statements of Operations.

5. Fair Value Measurements

From time to time, the Company invests in marketable securities, which are classified as trading securities and are stated at fair value as determined by quoted market prices. There were no marketable securities at December 31, 2015. As of December 31, 2014, the Company held $20.0 million in marketable securities, which primarily consisted of a U.S. treasury bill and a mutual fund.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

On March 17, 2014, the Company invested $250,000 for a 35% ownership position in a third-party company developing a laser device to treat migraine headaches. The Company elected the fair value option for recording this investment. In conjunction with this investment, the Company entered into a Purchase Agreement with the third-party company, in which the Company received 13,409,962 Class A Preferred Units, representing 83% of a total 16,091,954 Class A Preferred Units. The fair value of this investment was $250,000 as of December 31, 2015 and 2014. The value of the Company’s investment was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments. Based upon these inputs at December 31, 2015, the fair value of the Company’s investment approximated cost.

On April 18, 2014, the Company paid $243,000 for an option to purchase the exclusive rights to a Phase 2, topical product, Uracil Topical Cream, from a third party and paid an additional $50,000 in August 2014 to extend the term of the option for a total purchase price of $293,000. The Company elected the fair value option for this investment. On September 30, 2014, the Company recognized a loss of $293,000 in connection with the expiration of the option. For the year ended December 31, 2014, this loss was reflected in the Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In September 2014, the Company formed CB Pharma, a blank check company and received 1.1 million insider shares of CB Pharma in exchange for $25,000. In December 2014, CB Pharma closed its IPO, including an over-allotment option, and a private placement raising net proceeds of $42.9 million. In connection with the IPO, in a private placement, the Company purchased 265,000 units of CB Pharma at $10.00 per unit. Each unit included one ordinary share, one right to receive one-tenth of an ordinary share upon consummation of a business combination and a warrant exercisable for one-half of an ordinary share at $11.50 per share upon the later of a business combination or twelve months from December 12, 2014 and expiring in five years, for an aggregate purchase price of $2.7 million. None of the ordinary shares or units purchased by the Company have liquidation rights. The Company elected the fair value option for recording this investment and valued their investment in CB Pharma in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. The value of these ordinary shares and rights were based on the trading prices in January 2015, upon the commencement of CB Pharma’s instruments trading separately. Since the insider shares are restricted through a specified period following a business combination, the “Ghaidarov Mode ” was utilized to estimate a discount for lack of marketability with the following assumptions: risk free rate of return of 0.1%, the restriction period of approximately one year from a business combination, volatility of 9.3%, and no dividend rate; yielding an underlying value of $2.93 per ordinary share for the insider shares and $2.99 per ordinary share for the private placement units. The rights and warrants were valued utilizing a binomial-lattice model which assumes a volatility of 20.7%, a risk free rate of return of 1.68% and a strike price of $11.50 per share, and applied a probability factor (implied likelihood of a successful business combination occurring within 18 months from the IPO date) arriving at an estimated value of $0.18 for each warrant and $0.30 for each right. Based upon the valuation, the Company recorded a change in fair-value of investment of $1.2 million; increasing the fair value of the investment to $3.9 million as of December 31, 2014. At December 31, 2015, the fair value of the Company’s investment in CB Pharma was $2.2 million and was valued utilizing the following assumptions: volatility of 25.6%, no dividend rate, yielding an underlying value of $9.12 per ordinary share for the insider shares, and $9.29 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model which assumes a volatility of 25.6%, a risk free rate of return of 1.76% and a strike price of $11.50 per share arriving at a value of $0.88 for each right and $0.89 for a warrant. An 18.45% probability of a successful business combination was applied to the values above arriving at an estimated value of $1.67 for the insider shares, $1.70 for the private placement shares, $0.16 for each warrant and $0.17 for each right. Based upon the valuation, the Company recorded a decrease in fair-value of investment of $1.7 million during the year ended December 31, 2015. Additionally, as of November 30, 2015, CB Pharma had net assets of approximately $42.6 million. Operations since inception have been insignificant. The Company has a working capital commitment of up to $0.5 million to fund CB Pharma operations, of which $0.2 million has been paid. As of December 31, 2015, the fair value of this commitment was insignificant.

Pursuant to the Amended NSC Note (see Note 8), if a Fortress Company has the proceeds of the NSC Note transferred to it, such Fortress Company will issue a note to NSC and NSC will also receive a warrant to purchase a number of shares of the Fortress Company’s stock equal to 25% of the outstanding Fortress Company note divided by the lowest price the Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress Company’s common stock. In accordance with ASC 815, Avenue and Checkpoint classified the fair value of the warrant (“Contingently Issuable Warrants”) that may have been granted in connection with the $3 million of the NSC Note transferred from Fortress to Avenue on October 31, 2015 and $2.8 million of the NSC Note transferred from Fortress to Checkpoint from March 19, 2015 to August 31, 2015 as a derivative liability as there was a potential that Avenue and Checkpoint would not have a sufficient number of authorized common shares available to settle these instruments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Avenue

The fair value of the Avenue’s Contingently Issuable Warrants was determined by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with the option pricing model, with the following key assumptions:

	February 17, 2015	December 31, 2015
Risk-free interest rate	1.97%	2.27%
Expected dividend yield	-%	-%
Expected term in years	10.00	9.84
Expected volatility	83.00%	83.00%
Probability of issuance of the warrant	25.00%	25.00%

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2015	$-
Recognition of derivative warrant liability	114
Fair value adjustment of derivative warrant liability	-
Ending balance at December 31, 2015	$114

Checkpoint

On October 30, 2015, Checkpoint issued 139,592 warrants to NSC after an initial closing of the Offering on September 30, 2015. The following table sets forth the changes in the estimated fair value for Checkpoint’s Level 3 classified derivative Contingently Issuable Warrant liabilities:

($ in thousands)	Checkpoint’s Contingently Issuable Warrants
Fair value at the beginning of period:	$-
Additions	175
Change in fair value	438
Issuance of Warrants (October 30, 2015)	(613)
Fair value at end of period:	$—

The fair value of Checkpoint’s Contingently Issuable Warrants was determined at various issuance dates from March 19, 2015 to August 31, 2015 (“Issuance Dates”) for $0.2 million and on October 30, 2015 for $0.6 million by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with the option pricing model with the following key assumptions:

	Issuance Dates	October 30, 2015
Risk-free interest rate	2.26%	2.16%
Expected dividend yield	-	-
Expected term in years	10.00	10.00
Expected volatility	83%	100.86%
Probability of issuance of the warrant	25%	100%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables classify into the fair value hierarchy financial instruments measured at fair value on a recurring basis on the Consolidated Balance Sheets as of December 31, 2015 and 2014:

	Fair Value Measurement as of December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$2,485	$2,485

Liabilities
Derivative warrant liability	$-	$-	$114	$114

	Fair Value Measurement as of December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities, at fair value:
U.S. treasury bills	$19,998	$-	$-	$19,998
Mutual funds	4	-		4
Total marketable securities, at fair value	20,002	-	-	20,002
Long-term investments, at fair value	-	-	4,160	4,160
Total	$20,002	$-	$4,160	$24,162

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the years ended December 31, 2014 and 2015:

	Fair Value of Investment
	Short-term	Long-term
($ in thousands)	Other	Other	CB Pharma	Total
Balance at December 31, 2013	$-	$-	$-	$-
Purchases	293	250	2,675	3,218
Change in fair value of investments	(293)		1,235	942
Balance at December 31, 2014	$-	$250	$3,910	$4,160
Change in fair value of investments	-	-	(1,675)	(1,675)
Balance at December 31, 2015	$-	$250	$2,235	$2,485

6. Licenses Acquired

CNDO-109

The Company has a license agreement with the University College London Business PLC (“UCLB”) under which the Company received an exclusive, worldwide license to develop and commercialize CNDO-109 to active NK cells for the treatment of cancer-related and other conditions. In consideration for the license, the Company made upfront payments totaling $0.1 million and may be required to make future milestone payments totaling up to approximately $22 million upon the achievement of various milestones related to regulatory or commercial events. In the event that CNDO-109 is commercialized, the Company is obligated to pay to UCLB annual royalties ranging from 3% to 5% based upon various levels of net sales of the product. Under the terms of the license agreement, the Company is allowed to grant sublicenses to third parties without the prior approval of UCLB. In the event that the Company sublicenses CNDO-109 to a third party, the Company is obligated to pay to UCLB all or a portion of the royalties the Company receives from the sublicensee. Through December 31, 2015, the Company has not sub-licensed CNDO-109 to a third party.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

2015 Activities

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The assets purchased by Avenue, Mustang, Checkpoint, Coronado SO, Helocyte and Escala require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the year ended December 31, 2015, the purchase price of licenses, totaling approximately $11.4 million, was classified as research and development-licenses acquired in the Consolidated Statements of Operations. For the year ended December 31, 2015, the Company’s research and development-licenses acquired are comprised of the following:

($ in thousands)	For the Year Ended December 31, 2015
Fortress Companies:
Avenue	$3,000
Mustang	2,147
Checkpoint	3,159
Coronado SO	1,607
Helocyte	200
Escala	1,295
Total	$11,408

Avenue Therapeutics, Inc.

License Agreement with Revogenex Ireland Ltd

In February 2015, the Company purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, which has been included in research and development-licenses acquired on the Consolidated Statements of Operations. In addition, on June 17, 2015, the Company paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. Under the terms of the agreement, Revogenex is eligible to receive additional milestone payments upon the achievement of certain development milestones, in addition to royalty payments for sales of the product. Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the United States.

The Company transferred the Revogenex license and all other rights and obligations of Fortress under the License Agreement to Avenue pursuant to the Assignment and Assumption Agreement effective as of February 17, 2015. Per the terms of the agreement, Avenue assumed $3.0 million in debt (see Note 8).

Avenue plans to initiate a Phase 3 development program of IV Tramadol for the management of post-operative pain in 2016 following a pharmacokinetics or PK study.

In March 2015, Avenue granted 150,000 shares of its common stock to two consultants for services provided. In June 2015, Avenue granted 1 million shares of its common stock to its acting Chief Executive Officer, Dr. Lucy Lu, who is also the Chief Financial Officer of Fortress, for services to be provided. Dr. Lu’s grant vests 50% in four annual equal tranches of 12.5%, with the remaining 50% vesting upon the achievement of certain performance goals. In connection with these grants, for the year ended December 31, 2015, Avenue recorded approximately $29,000 as general and administrative expenses and $21,000 as research and development expenses on the Consolidated Statements of Operations (see Note 12).

Mustang Bio, Inc.

License Agreement with the City of Hope

In March 2015, Mustang entered into a license agreement with the City of Hope National Medical Center (“COH”) to acquire CAR-T. Pursuant to the agreement, in April 2015, Mustang paid COH an upfront fee of $2.0 million, which is included in research and development-licenses acquired on the Consolidated Statements of Operations, and granted 1,000,000 shares of Mustang common stock to COH, with additional milestones payments due to COH upon the achievement of certain development goals and royalty payments for sales of the product. In addition, Mustang entered into a Sponsored Research Agreement with COH in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company valued the stock grant to COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.147 per share or $0.1 million on March 31, 2015. During the year ended December 31, 2015, in connection with the grant, $147,000 of expenses were included in research and development - licenses acquired on the Consolidated Statements of Operations.

Checkpoint Therapeutics, Inc.

License Agreement with Dana-Farber Cancer Institute

In March 2015, Checkpoint entered into a license agreement with Dana-Farber to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the agreement, Checkpoint paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, Checkpoint granted Dana-Farber 500,000 shares of its common stock valued at $32,500 or $0.065 per share. In September 2015, Checkpoint, pursuant to the license, granted to Dana-Farber an additional 136,803 shares of Checkpoint common stock valued at $0.6 million or $4.39 per share, all of which has been included in research and development - licenses acquired on the Consolidated Statements of Operations. Under the terms of the license agreement, Checkpoint also will pay development and sales-based milestone payments and royalties on net sales. The portfolio of antibodies licensed from Dana-Farber includes antibodies targeting PD-L1, GITR and CAIX. Checkpoint plans to develop these novel immuno-oncology and Checkpoint inhibitor antibodies on their own and in combination with each other, as data suggests that combinations of these targets can work synergistically together. Checkpoint expects clinical trials to start in the second half of 2016.

Collaboration Agreements with TG Therapeutics, Inc.

In connection with its license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Under the terms of the collaboration agreement, Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Both programs are currently in pre-clinical development. TGTX paid Checkpoint $0.5 million, representing an up-front licensing fee, and will make additional development and sales-based milestone payments as well as pay a tiered single digit royalty on net sales. During the year ended December 31, 2015, the Company recognized $0.6 million in revenue from its collaboration agreement with TGTX on the Consolidated Statements of Operations.

In connection with its license with NeuPharma, Checkpoint entered into an option with TGTX for $25,000, included in revenue, for a global collaboration in connection with the future development of the certain compounds licensed. The option was extended on December 17, 2015 for an additional 180 days, to June 17, 2016.

NeuPharma, Inc.

Effective March 17, 2015, the Company assigned all of its rights under its agreement with NeuPharma to develop and commercialize novel irreversible, third generation EGFR inhibitors on a worldwide basis other than certain Asian countries, to Checkpoint in exchange for debt. Under the terms of the agreement, Fortress paid NeuPharma an upfront licensing fee of $1.0 million, which is included in research and development-licenses acquired on the Consolidated Statements of Operations. Checkpoint will also make development and sales-based milestone payments and will pay a tiered single digit royalty on net sales.

On September 15, 2015, Checkpoint entered into a sponsored research agreement with NeuPharma to identify additional inhibitors with differing profiles from the licensed products. Under the terms of the agreement, Checkpoint will pay NeuPharma for specific sponsored research projects.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Checkpoint licensed, for $0.5 million, the exclusive worldwide rights to develop and commercialize CK-102 (formerly CEP-9722), a poly (ADP-ribose) polymerase (“PARP”) inhibitor, from Teva Pharmaceutical Industries Ltd., through its subsidiary, Cephalon, Inc. CK-102 is an oral, small molecule selective inhibitor of PARP-1 and PARP-2 enzymes in early clinical development for solid tumors. Checkpoint plans to develop CK-102 as both a monotherapy and in combination with other anti-cancer agents, including Checkpoint’s novel immuno-oncology and Checkpoint inhibitor antibodies currently in development

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Coronado SO Company

License Agreement

In February 2015, Coronado SO entered into an exclusive license agreement with a third party for a topical product used in the treatment of hand-foot syndrome, a common painful side effect of chemotherapeutics. Coronado SO paid $0.9 million upfront, included in research and development-licenses acquired on the Consolidated Statements of Operations and issued a stock grant of 150,000 shares of common stock of Coronado SO. In October 2015, Coronado SO paid an additional $0.5 million which is included in research and development-licenses acquired on the Consolidated Statements of Operations. Additional milestone payments are due upon the achievement of certain development milestones and royalties will become due on sales of the product.

The Company valued the stock grant to the third party utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $1.19 per share. During the year ended December 31, 2015, in connection with the grant, approximately $0.2 million of expense was included in research and development-licenses acquired on the Consolidated Statements of Operations.

Helocyte, Inc.

License Agreement with the City of Hope

On April 2, 2015, Helocyte entered into an agreement with COH to secure the exclusive license to the worldwide rights for two T-cell immunotherapeutic vaccines, known as Triplex and PepVax, for controlling CMV in HSCT and SOT recipients, for an upfront payment of $150,000. As further consideration for the license, Helocyte is to grant to COH, upon their acceptance of the terms of the grant, 500,000 shares of Helocyte common stock. Triplex and PepVax have now both entered into Phase 2 clinical studies, with PepVax expected to enroll patients later this year. Both programs are supported by grants paid and payable to COH by the National Cancer Institute. In connection with the licensing of Triplex and PepVax, Helocyte further entered into an option for exclusive worldwide rights to Pentamer, a universal immunotherapeutic vaccine being developed for the prevention of CMV transmission in utero. On April 28, 2015, Helocyte exercised the option and secured exclusive worldwide rights to the Pentamer vaccine from COH for an upfront payment of $50,000. If Helocyte successfully develops and commercializes PepVax, Triplex and Pentamer, COH will receive additional milestone and other payments. During the year ended December 31, 2015, Helocyte recorded an expense of $0.2 million in research and development-licenses acquired on the Consolidated Statements of Operations.

Escala Therapeutics, Inc.

On July 16, 2015, Escala acquired from New Zealand Pharmaceuticals Limited (“NZP”) a license from the NIH and cooperative research and development agreements for the development of oral ManNAc, a key compound in the sialic biosynthetic pathway, for the treatment of hyposialylation disorders, including GNE myopathy and various forms of nephropathy. As part of this agreement, Escala provided NZP and NIH an upfront payment of approximately $1.3 million comprised of an upfront milestone payment of $0.7 million to NZP and reimbursement of $0.6 million of development costs for Phase II Myopathy and Phase I Nephropathy Clinical Trial being conducted at the NIH. Additional development and sales-based milestone payments are payable upon achievement. During the year ended December 31, 2015, Escala recorded an expense of approximately $1.3 million in research and development-licenses acquired on the Consolidated Statements of Operations.

7. Intangible Asset License

Journey Medical Corporation

In March 2015, JMC entered into a license and supply agreement to acquire the rights to distribute a dermatological product for the treatment of acne. JMC made an upfront payment of $1.3 million and will incur another fee of $0.7 million upon receipt of the product. Further payments will be made based on a revenue sharing arrangement.

The Company recorded the upfront payment as an intangible asset on the Consolidated Balance Sheets and will amortize it over the deemed life of the product or agreement (whichever is shorter) upon the commencement of sales, which the Company expects in mid-2016. The product is fully developed and FDA approved but sales cannot commence until manufacturing regulatory clearance is obtained.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

8. Debt and Interest

Debt

Long-term debt to Israel Discount Bank (“IDB”) and National Securities Corporation (“NSC”) consists of the following as of December 31, 2015 and December 31, 2014:

	As of December 31,
($ in thousands)	2015	2014	Interest Rate	Maturity
IDB Note	$14,009	$14,009	2.25%	Feb - 2017
NSC Note	10,000	-	8.00%	Mar - 2018
Total notes payable, long-term	24,009	14,009
Less: Discount on notes payable	835	6
Total notes payable, long-term, net	$23,174	$14,003

IDB Note

On February 13, 2014, the Company executed a promissory note in favor of IDB in the amount of $15.0 million (the “IDB Note”). The Company borrowed $14 million against this note and used it to repay its prior loan from Hercules Technology Growth Capital, Inc. The Company may request revolving advances under the IDB Note in a minimum amount of $100,000 (or the remaining amount of the undrawn balance under the IDB Note if such amount is less than $100,000). All amounts advanced under the IDB Note are due in full at the earlier of: (i) February 27, 2017, as extended or (ii) on the IDB’s election following the occurrence and continuation of an event of default. The unpaid principal amount of each advance shall bear interest at a rate per annum equal to the rate payable on the Company’s money market account plus a margin of 150 basis points. The interest rate at December 31, 2015 was 2.25%. The IDB Note contains various representations and warranties customary for financings of this type.

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

The Company will default on the IDB Note if, among other things, it fails to pay outstanding principal or interest when due. Following the occurrence of an event of default under the IDB Note, the Bank may: (i) declare the entire outstanding principal balance of the IDB Note, together with all accrued interest and other sums due under the IDB Note, to be immediately due and payable; (ii) exercise its right of setoff against any money, funds, credits or other property of any nature in possession of, under control or custody of, or on deposit with IDB; (iii) terminate the commitments of IDB; and (iv) liquidate the money market account to reduce the Company’s obligations to IDB.

Effective March 31, 2015, the Company extended the maturity date of the IDB Note to February 27, 2017. At December 31, 2015, the Company had $14.0 million outstanding under its promissory note with IDB. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended IDB Note’s cash flows and the present value of the original remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to ASC 470. The Company only pays interest on the IDB Note through maturity.

NSC Note

In March 2015, the Company closed a private placement of a promissory note for $10 million through National Securities Corporation’s NSC Biotech Venture Fund I, LLC (the “NSC Note”). The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Strategic Development, are Co-Portfolio Managers and Partners of Opus Point Partners Management, LLC (“OPPM”), which owns approximately 4.7% of National Holding’s Corporation, Inc. the parent of National Securities Inc. The Company used the proceeds from the NSC Note to acquire medical technologies and products. The NSC Note matures in 36 months, provided that during the first 24 months the Company can extend the maturity date by six months. No principal amount is due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the NSC Note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings, Inc., acted as the sole placement agent for the NSC Note. The Company paid NSC a fee of $0.9 million during the year ended December 31, 2015, in connection with the NSC Note. At December 31, 2015, the Company recorded the fee as a discount to notes payable, long-term on the Consolidated Balance Sheets and amortized it over the life of the NSC Note. The effective interest rate on the NSC Note was approximately 14.0%.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The NSC Note was amended and restated on July 29, 2015 to provide that any time a Fortress subsidiary receives from the Company any proceeds from the NSC Note, the Company may, in its sole discretion, cause the Fortress Company to issue to NSC Biotech Venture Fund I LLC a new promissory note (the “Amended NSC Note”) on identical terms as the NSC Note, giving effect to the passage of time with respect to maturity. The Amended NSC Note will equal the dollar amount of the Fortress Company’s share of the NSC Note and reduce the Company’s obligations under the NSC Note by such amount. The Company will guarantee the Amended NSC Note until the Fortress Company either completes an initial public offering of its securities or raises sufficient equity capital so that it has cash equal to five times the Amended NSC Note. As of December 31, 2015, the Company transferred $2.8 million and $3.0 million, including debt discount, of the NSC Note to Checkpoint and Avenue, respectively, representing Checkpoint’s and Avenue’s pro rata share of the NSC Note. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended NSC’s Note’s cash flows and the present value of the original remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to ASC 470.

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

On October 30, 2015, Checkpoint granted 139,592 warrants to NSC after an initial closing of the Offering on September 30, 2015. The warrants are immediately vested with a ten-year term, and are exercisable at $0.0001 per share. The warrant upon issuance in October 2015, was valued at approximately $0.6 million. The initial fair value of $0.2 million was recorded as debt discount and will be amortized over the remaining life of the note. The incremental fair value at the time of issuance of $0.4 million was recorded as change in fair value of subsidiary’s warrant liabilities on the Consolidated Statement of Operations. Upon the grant of the warrant, the Company no longer guaranteed Checkpoint’s NSC Note.

On October 31, 2015, Avenue recorded approximately $114,000 of debt discount related to the Contingently Issuable Warrants issued in connection with NSC Note, based on its fair value (see Note 5). The debt discount will be amortized over the life of the note.

Hercules Debt Agreement

In August 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) pursuant to which the Company issued Hercules a $15 million note (the “Hercules Note”) and received net proceeds of $ 14.7 million. The loan bore interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 9.25% plus the sum of the prevailing prime rate minus 3.25%. The loan was to mature on March 1, 2016. The loan required interest-only payments for the initial 12 months and thereafter requires repayment of the principal balance with interest in 30 monthly installments. The Company had the option to extend the interest-only period for an additional six months, contingent upon the Company’s achievement of certain clinical development milestones. In connection with the Loan Agreement, the Company granted first priority liens and the loan was collateralized by substantially all of the Company’s assets (exclusive of intellectual property). The Loan Agreement also contains representations and warranties by the Company and Hercules and indemnification provisions in favor of Hercules and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Hercules’ security interest or in the collateral, and events relating to bankruptcy or insolvency). Pursuant to the Loan Agreement, Hercules had the right to participate, in an amount of up to $2,000,000, in subsequent private placements of our equity securities at the same terms and conditions, including price, as purchases by other investors. In connection with the Loan Agreement, the Company issued to Hercules a fully-vested, seven-year warrant (the “Warrant”) to purchase 73,009 shares of its Common Stock at an exercise price of $5.65 per share and granted to Hercules certain “piggyback” registration rights with respect to the shares of Common Stock underlying the Warrant.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The fair value of the Warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 87.2%, an expected term equal to the contractual seven-year life of the Warrant, a risk-free interest rate of 1.1% and no dividend yield. The Company recorded the fair value of the Warrant of approximately $323,000 as equity and as a discount to the carrying value of the loan. Also, upon full repayment or maturity of the loan, Hercules is due a payment of 2.65% of the loan, or $398,000, which is recorded as a discount to the loan and as a long-term liability. Additionally, the Company incurred fees related to the Loan Agreement and reimbursed Hercules for costs incurred by them related to the loan aggregating $218,000 and which is reflected as a discount to the carrying value of the loan. The Company amortized these loan discounts totaling $939,000 to interest expense over the term of the loan using the effective interest rate method, which approximates 12.3%.

On February 13, 2014, the Company repaid the Hercules Note in full.  Early Payment of the Hercules Note was $14.0 million, consisting of principal of $13.2 million, end of term charge of $ 0.4 million, a prepayment fee of $0.3 million and interest of $0.1 million.

Interest Expense

Interest expense for the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $1.3 million and $1.9 million, respectively. During the years ended December 31, 2015, 2014 and 2013, interest expense related to the Hercules Note was nil, $0.9 million and $1.8 million, respectively, including nil, $0.4 million and $0.4 million related to accretion of the debt discount, and nil, $43,000, and $20,000 related to the amortization of financing costs, respectively. For the year ended December 31, 2015, interest expense incurred on the IDB Note was $0.3 million, and $5,000 related to amortization of financing costs. For the year ended December 31, 2014, interest expense incurred on the IDB Note was $0.3 million, and $4,000 related to amortization of financing costs. For the year ended December 31, 2015, interest expense incurred on the NSC Note was $0.7 million, and $0.3 million related to amortization of financing costs.

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	For the Years Ended December 31,
($ in thousands)	2015	2014	2013
IDB Note
Interest	$314	$292	$-
Accretion of debt discount	5	4	-
Total IDB Note	319	296	-

NSC Debt
Interest	690	-	-
Accretion of debt discount	309	-	-
Total NSC Debt	999	-	-

Ovamed Manufacturing Agreement
Interest	166	154	136
Total Ovamed	166	154	136

Hercules Debt
Interest (1)	-	845	1,767
Amortization of fees	-	43	20
Total Hercules Debt	-	888	1,787
Total Interest Expense	$1,484	$1,338	$1,923

(1)	Interest expense related to the Company’s loan with Hercules was $0.8 million and $1.7 million, including $0.4 million and $0.3 million related to accretion of the debt discount for the years ended December 31, 2014 and 2013 respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

9. Accrued Liabilities and other Long-Term Liabilities

In December 2012, the Company acquired certain manufacturing rights from Ovamed and agreed to pay an aggregate of $1.5 million, in three installments of $0.5 million on December 12, 2014, 2015 and 2016, respectively. As of December 31, 2015, the Company had not made any payments to Ovamed. On February 27, 2015, Ovamed, the Company’s supplier and manufacturer of TSO, filed for insolvency in Germany, a process similar to U.S. bankruptcy. The accrual is recorded on the Consolidated Balance Sheets as a current accrued expense of $1.5 million as of December 31, 2015, as a result of the bankruptcy notification. This obligation was recorded at its full value; accretion of the obligation was $166,000, $154,000 and $136,000 for the year ended December 31, 2015, 2014 and 2013, respectively, and is recorded as interest expense on the Consolidated Statements of Operations (see Note 8). On April 20, 2015, the Company decided to no longer pursue the development of TSO. As a result, the Company terminated all on-going TSO trials including its Phase 2A clinical trial in pediatric patients with autism spectrum disorder. A preliminary analysis of data from this trial failed to demonstrate any signal of activity.

The Company also had a collaboration agreement with Dr. Falk Pharma (“Falk”) in connection with the development of TSO. Under this agreement, Falk was to provide the Company with the Final Clinical Study Report (“CSR”). On August 3, 2015, Falk notified the Company that the CSR was complete and that access to the CSR was available. While the Company disputes the adequacy of the CSR and does not believe any payment is due to Falk, upon receipt of access to the CSR, the Company recorded a liability of €2.5 million ($2.8 million) in accrued expenses as of December 31, 2015.

Accrued expenses and other long-term liabilities consisted of the following ($ in thousands):

	As of December 31,
	2015	2014
Accrued expenses:
Professional fees	$382	$837
Salaries, bonuses and related benefits	2,492	598
Accrued severance	-	38
Ovamed manufacturing rights	1,500	1,000
Research and development	810	832
Dr. Falk Pharma milestone	2,717
Lease impairment	146	165
Other	523	213
Total accrued expenses	$8,570	$3,683

Other long-term liabilities:
Ovamed manufacturing rights – long-term component	-	334
Long-term lease abandonment charge	91	268
Deferred rent	493	120
Total other long-term liabilities	$584	$722

10. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

($ in thousands)	As of December 31, 2015
	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Total
NCI equity share	$6	$23	$14	$32,760	$79	$32,882
Net loss attributed to non-controlling interests	(567)	(240)	(373)	(3,855)	(420)	(5,455)
Non-controlling in interests consolidated entities	$(561)	$(217)	$(359)	$28,905	$(341)	$27,427

The components of non-controlling interests in loss of consolidated entities are as follows:

($ in thousands)	For the year ended December 31, 2015
	Avenue	Coronado SO	Mustang	Checkpoint		JMC	Total
Non-controlling interests in loss of consolidated entities	$(567)	$(240)	$(373)	$(3,855)		$(420)	$(5,455)
Non-controlling ownership	11.5%	13%	10%	62.3	%(1)	8.8%

(1)	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

11. Net Loss per Common Share

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

Included in Common Stock issued and outstanding as of December 31, 2015 are 6,816,321 shares of unvested restricted stock, which is excluded from the weighted average Common Stock outstanding since its effect would be dilutive.

The Company’s potential dilutive securities which consist of unvested restricted stock, unvested restricted stock units, options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average Common Stock outstanding used to calculate both basic and diluted net loss per share is the same.

The following shares of potentially dilutive securities, weighted during the year ended December 31, 2015, have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	For the Years Ended December 31,
	2015	2014	2013
Warrants to purchase Common Stock	685,061	693,636	1,012,977
Options to purchase Common Stock	1,960,443	2,276,813	3,936,199
Unvested Restricted Stock	6,816,321	6,087,717	140,995
Unvested Restricted Stock Units	427,627	-	-
Total	9,889,452	9,058,167	5,090,171

12. Stockholders' Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 15,000,000 shares of $0.001 par value Preferred Stock (none of which is outstanding at December 31, 2015 and 2014) and 100,000,000 shares of $0.001 par value Common Stock.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Rights and Preference

Holders of the Company’s Common Stock have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions applicable to our Common Stock. The rights, preferences and privileges of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that are or may be issued.

Fully Paid and Nonassessable

All of the Company’s outstanding shares of Common Stock are fully paid and nonassessable.

November 2014 Share Issuance

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

Stock-Based Compensation

As of December 31, 2015, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). In 2007, the Company’s Board of Directors adopted and stockholders approved the 2007 Plan authorizing the Company to grant up to 6,000,000 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, stock options and other types of grants. In 2015, the Company’s Board of Directors and stockholders approved an increase of 7,700,000 shares for the 2013 Plan bringing the total number of shares approved under this plan to 10,000,000. In 2013, the Company’s Board of Directors adopted and stockholders approved the 2013 Plan authorizing the Company to grant up to 2,300,000 shares of Common Stock to eligible employees, directors and consultants in the form of stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards

The purpose of the Company’s equity compensation plans is to provide for equity awards as part of an overall compensation package of performance-based rewards to attract and retain qualified personnel. Such awards include, without limitation, options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. Vesting of awards may be based upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions. An aggregate of 8,660,280 were granted under both the 2007 and 2013 plans, net of cancellations, and 7,339,720 shares were available for issuance as of December 31, 2015.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

•	Expected Term: Due to the limited exercise history of the Company’s stock options, the Company determined the expected term based on the Simplified Method under SAB 107 and the expected term for non-employees is the remaining contractual life for both options and warrants.
•	Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future.

The fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the straight line method. There were no stock options issued during the years ended December 31, 2015 and 2014.

The fair value for non-employee stock based awards are marked-to-market on each valuation date until vested using the Black-Scholes pricing model.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the Years Ended December 31,
($ in thousands)	2015	2014	2013
Employee awards	$8,130	$5,492	$4,867
Executive awards of Fortress Companies' stock	2,228	-	-
Non-employee awards	33	54	897
Non-employee warrants	-	-	138
Fortress Companies (1)	3,900	-	-
Total stock-based compensation expense	$14,291	$5,546	$5,902

(1)	Consists of approximately $50,400 of Avenue's compensation expenses, approximately $3.3 million of Checkpoint's compensation expense, and approximately $597,000 of JMC's compensation expenses on stock grants for the year ended December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, $5.8 million, $1.1 million and $3.0 million was included in research and development expenses, and $8.5 million, $4.4 million and $2.9 million was included in general and administrative expenses, respectively.

Options

The following table summarizes Fortress stock option activities excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2014	2,164,365	$4.69	$-	7.38
Options granted	-	-	-	-
Options exercised	(100,000)	2.15	64,000	-
Options cancelled	(285,000)	7.57	42,200	-
Options vested and expected to vest at December 31, 2015	1,779,365	$4.37	$666,396	6.32
Options vested and exercisable	1,067,168	$3.69	$633,046	5.85

As of December 31, 2015, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.1 years.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During the years ended December 31, 2015 and 2014, exercises of stock options resulted in total proceeds of approximately $0.2 million and $0.6 million, respectively.

Restricted Stock

Stock-based compensation expense from restricted stock awards and restricted stock units for the years ended December 31, 2015, 2014, 2013 was $6.9 million, $4.0 million and $66,000, respectively.

During 2014, the Company granted 4,343,692 restricted shares of its Common Stock to executives, employees and directors of the Company. The fair value of the restricted stock awards issued during 2014 of $11.6 million was estimated on the grant date using the Company’s stock price on the date of grant. The 2014 restricted stock awards vest upon both the passage of time as well as meeting certain performance criteria. Restricted stock awards are expensed under the straight line method over the vesting period.

Senior Vice President (“SVP”) Grant

On July 15, 2015, the Company’s SVP, Biologics Operations, was granted 1.0 million restricted stock units which vest 10% immediately and an additional 10% per year over four years commencing the later of trading availability, under the Company’s Insider Trading Policy, or July 15, 2015. The remaining 50% vests in accordance with the achievement of certain performance goals. As a condition of this grant, the SVP surrendered his option grant dated June 2013 for 200,000 shares. On the date of modification, the incremental value of the new award of $3.3 million plus the unamortized expense of the old award of $0.4 million yielded a value of $3.7 million to be amortized over the life of the restricted stock units. For the year ended December 31, 2015, 300,000 restricted stock units vested resulting in a charge of $1.9 million on the Consolidated Statements of Operations.

Acceleration of Grants to Former Director

On July 15, 2015, the Board of Directors accelerated the vesting of 133,000 restricted shares of Fortress common stock granted to a former member of the Board of Directors for his service on the Board through July 15, 2015. In connection with this acceleration, Fortress recorded a charge of approximately $0.4 million during 2015 on the Consolidated Statements of Operations.

Restricted Stock Unit Grant to a Current Director

On July 15, 2015, a Director joined the Board of Directors. In connection therewith, Fortress granted the Director 50,000 restricted stock units, which vest 25% per year over the next four years. At the grant date, the Director elected to defer 40,000 restricted stock units. The deferral of restricted stock units does not have any impact on the consolidated financial statements.

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2014	8,287,384	$2.33
Restricted stock granted	200,000	3.04
Restricted stock vested	(816,449)	2.69
Restricted stock units granted	1,422,000	3.57
Restricted stock units cancelled	(10,000)	3.04
Restricted stock units vested	(325,000)	3.56
Unvested balance at December 31, 2015	8,757,935	$2.47

As of December 31, 2015, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock awards of $5.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. The unrecognized stock-based compensation expense related to all unvested restricted stock units was $1.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Deferred Compensation Plan

On March 12, 2015, the Company’s Compensation Committee approved the Deferred Compensation Plan allowing all non-employee directors the opportunity to defer all or a portion of their fees or compensation, including restricted stock and restricted stock units. During the year ended December 31, 2015, certain non-employee directors elected to defer 290,000 restricted stock awards under this plan.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

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

On June 1, 2015, the Company issued 14,681 shares of Common Stock under the ESPP. The shares were issued at $1.80 per share, which represents 85% of the closing price of $2.12 of the Common Stock on December 1, 2014. On December 1, 2015, the Company issued 13,317 shares of Common Stock under the ESPP. The shares were issued at $2.41 per share, which represents 85% of the closing price of $2.84 of the Common Stock on June 1, 2015.

As of December 31, 2015, 91,192 shares have been purchased and 108,808 shares are available for future sale under the Company’s ESPP. The Company recognized share-based compensation expense of $27,000, $25,000 and $46,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2014	685,061	$6.65	$90,950.00	1.53
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(115,226)	8.33	-	-
Outstanding as of December 31, 2015	569,835	$6.31	$120,700	1.84
Exercisable as of December 31, 2015	569,835	$6.31	$120,700	1.84

All stock-based expense in connection with these warrants has been recognized.

Long-Term Incentive Program (“LTIP”)

On July 15, 2015, the stockholders approved the LTIP for the Company’s Chairman, President and Chief Executive Officer, Dr. Rosenwald, and Executive Vice Chairman, Strategic Development, Mr. Weiss. The LTIP consists of a program to grant equity interests in the Company and in the Company’s subsidiaries, and a performance-based bonus program that is designed to result in performance-based compensation that is deductible without limit under Section 162(m) of the Internal Revenue Code of 1986, as amended.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On July 15, 2015, the following grants of 500,000 warrants each were made to Dr. Rosenwald and Mr. Weiss for their services to the Company:

Fortress Stock	Warrant Shares	Risk Free Rate	Volatilty	Life	Exercise price	Fair Value
Mustang	1,000,000	2.36%	106.11%	10	$0.147	$135
Checkpoint	1,000,000	2.36%	106.11%	10	$0.129	$118
Avenue	1,000,000	2.36%	106.11%	10	$0.146	$134
CNDO SO	1,000,000	2.36%	106.11%	10	$1.190	$1,091
Helocyte	1,000,000	2.36%	106.11%	10	$0.097	$89
JMC	1,000,000	2.36%	106.11%	10	$0.650	$596
Escala	1,000,000	2.36%	106.11%	10	$0.071	$65

The exercise price, which approximates the fair value, was determined by the Company utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized.

Fortress Companies

Checkpoint Therapeutics, Inc.

Checkpoint has a long term incentive plan. In March 2015, Checkpoint issued a restricted stock grant to Dr. Marasco for services in connection with its Scientific Advisory Board. Dr. Marasco was issued a grant for 1.5 million shares of Checkpoint common stock, which vest 25% on the first anniversary of the grant date and monthly thereafter for 48 months. The Company valued the restricted stock utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a value of $0.065 per share on grant date. At December 31, 2015, the Company re-measured this non-employee restricted stock utilizing a market approach, based upon a third party financing. Such valuation resulted in a value of $4.39 per share utilizing a volatility of 83%, a risk free rate of return of 1.5% and a term of five years. For the year ended 2015, in connection with this grant, Checkpoint re-measured this non-employee grant and recorded expense of $3.0 million, based upon a fair value of $4.39 in research and development expenses on the Consolidated Statements of Operations.

On August 31, 2015, Checkpoint granted warrants for 100,000 shares of common stock to a Fortress employee for consulting services. Checkpoint valued the warrants of Checkpoint stock utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.1% and a weighted average cost of capital of 30%, resulting in a value of $0.129 per warrant. The warrants are immediately vested, and are exercisable at $0.129 per share. The Company recorded stock-based compensation expense of approximately $13,000 related to this warrant, which is included in research and development expenses on the Consolidated Statements of Operations.

On October 13, 2015, pursuant to the employment agreement, Checkpoint granted its President and Chief Executive Officer of Checkpoint, 1,000,000 shares of restricted stock under Checkpoint’s 2015 Incentive Plan. One-third of the shares will vest in four equal annual installments beginning on October 13, 2016. The shares were valued utilizing market income and cost valuation approaches. This yielded a price per share of $4.39 utilizing a risk free rate of return of 1.5 % and expected volatility of 83%. One-third of the shares will vest in three equal annual installments based on Checkpoint’s achievement of fully-diluted market capitalizations of $250 million, $500 million and $750 million, respectively. Checkpoint estimated the date of achievement and implied values per common share utilizing Monte Carlo model, which yielded implied values per restricted share of $4.26, $3.89 and $3.64, and the achievement dates of November 28, 2017, March 3, 2019 and November 2, 2019. The final third vests upon the achievement of certain milestones. For the year ended December 31, 2015, the Company recorded stock-based compensation expense of approximately $265,000 related to this stock grant, which is included in general and administrative expenses on the Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Avenue Therapeutics, Inc.

Avenue has a long term incentive program. During 2015, Avenue granted 150,000 shares of its common stock to two consultants in exchange for services provided and 1.0 million shares to its acting Chief Executive Officer, Dr. Lu, who is also Chief Financial Officer of Fortress, for services to be provided. The stock price was determined utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.146 per share. Grants issued to the consultants were fully vested. The grant issued to Dr. Lu vests 50% in four annual equal tranches of 12.5%, with the remaining 50% vesting upon the achievement of certain performance goals. In connection with these grants, for the year ended December 31, 2015, the Company recorded approximately $29,000 as general and administrative expenses and $21,000 as research and development expenses on the Consolidated Statements of Operations.

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

On October 19, 2015, JMC repurchased 1,250,000 shares of one employee’s unvested restricted awards and replaced the shares with an option grant. On the date of modification, the fair value of the new awards was less than the old awards. Accordingly, the Company will continue to amortize the unamortized expense of the old award of $0.8 million.

	RSU Grant	Vesting Term	Vested	Forfeited	Unvested	Fair Value per Share
President	1,500,000	4	250,000	(1,250,000)	-	$0.650
Sales Operations Staff	450,000	4	116,666	-	333,334	$0.650
	1,950,000		366,666	(1,250,000)	333,334

Expense for the year ended December 31, 2015 of approximately $597,000 was recorded in general and administrative expense on the Consolidated Statements of Operations.

Capital Raise

On September 18, 2015, Checkpoint entered into a placement agency agreement with National Securities Corporation (the “Placement Agent”) relating to Checkpoint’s offering, issuance and sale (the “Offering”) to select institutional investors (the “Investors”) of units consisting of 10,000 shares of Checkpoint’s common stock, $0.0001 par value per share (the “Common Stock”), and warrants (the “Warrants”) exercisable for 2,500 shares of common stock at an exercise price of $7.00 per share, for a purchase price of $50,000 per unit. Pursuant to the agreement, Checkpoint agreed to pay the Placement Agent a cash fee of 10.0% of the gross proceeds from the Offering and granted a warrant exercisable for shares of Checkpoint’s common stock equal to 10% of the aggregate number of shares of Checkpoint’s common stock sold in the Offering (the “Placement Agent Warrants”). In addition, Checkpoint and the Investors entered into a unit purchase agreement (the “Unit Purchase Agreement”) relating to the sale of the Checkpoint’s common stock and the warrants in five separate closings during the third and fourth quarter of 2015. In the aggregate, in 2015, Checkpoint closed on gross proceeds of $57.8 million, before commissions and expenses. Net proceeds from this offering were approximately $51.5 million. The financing involved the sale of Units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $7.00 per share, for a purchase price of $50,000 per Unit. The warrants have a five-year term and are only exercisable for cash. Checkpoint expects to use the net proceeds primarily for general corporate purposes, which may include financing Checkpoint’s growth, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

Following this capital raise, the Company’s ownership in Checkpoint decreased to 37.7%. Since the Company’s ownership of Checkpoint is through Class A Common Shares, which have super-majority voting rights, the Company maintains voting control, thereby consolidating Checkpoint.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

13. Commitments and Contingencies

Operating Lease Obligations

In October 2015, the Company entered into a 5-year lease for approximately 6,100 square feet of office space in Waltham, MA at an average annual rent of approximately $214,000. The Company took occupancy of this space in January 2016.

In November 2014, JMC entered into a two-year lease for 2,295 square feet of office space in Scottsdale, AZ at an average annual rent of approximately $39,000. JMC took occupancy of this space in November 2014.

On October 3, 2014, the Company entered into a 15-year lease for office space at 2 Gansevoort Street, in New York, NY 10014 at an average annual rent of $2.7 million. Also, on October 3, 2014, the Company entered into Desk Space Agreements which can be terminated at any time, with two related parties: OPPM and TGTX, to occupy 20% and 40%, respectively, of the New York, NY office space that requires them to pay their share of the average annual rent of $0.5 million and $1.1 million, respectively. These initial rent allocations will be adjusted periodically for each party based upon actual percentage of the office space occupied. Additionally, the Company has reserved the right to execute desk space agreements with other third parties and those arrangements will also affect the cost of the lease actually borne by the Company.  The Company took possession of the space in December 2015 and commenced build out of the space. The Company expects the buildout costs to approximate $5.1 million and will share the costs with OPPM and TGTX under the Desk Space Agreement. The lease was executed to further the Company’s business strategy, which includes forming additional subsidiaries and/or affiliate companies. The lease is subject to early termination by the Company, or in circumstances including events of default, the landlord, and includes a five-year extension option in favor of the Company. At December 31, 2014, the Company paid $199,000 of prepaid rent and under the Desk Space Agreements, was reimbursed by OPPM and TGTX for their prorated share of this prepayment.

In April 2013, the Company entered into a three-year lease for approximately 1,500 square feet of office space in New York, NY at an average annual rent of approximately $122,000. The Company commenced occupancy of this space in May 2013. In March 2014, the Company made the decision to close the New York, NY office and commenced marketing the facility for sub-lease. In April 2014, the Company entered into a sub-lease arrangement for this New York, NY office for the remaining term of the lease, and in December 2014, the sub-tenant returned the space. As of December 31, 2015 the space has not been sublet. The lease expires in June 2016.

Pursuant to the Second Amendment and Agreement, dated as of December 21, 2012, by and between the Company and Ovamed (the “Manufacturing Agreement”), in December 2012, the Company entered into an Assignment and Assumption of Lease (“Assignment”) with TSO Laboratories, Inc., a wholly owned subsidiary of Ovamed, for approximately 8,700 square feet in Woburn, MA for the purpose of establishing a manufacturing facility. Total rent expense for the five-year lease term was approximately $590,000 at an average annual rate of $118,000. As of December 31, 2013, the Company had spent $373,000 in leasehold improvement costs associated with this lease. In March 2014, the Company abandoned its plans to build out the Woburn, MA manufacturing facility. As a result, the Company commenced marketing the facility for sub-lease. As of December 31, 2015, the space has not been sublet, and the company continues to seek a sub-tenant.

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

In July 2012, the Company entered into a five-year lease for approximately 3,200 square feet of office space in Burlington, MA at an average annual rent of approximately $94,000. The Company took occupancy of this space in October 2012. In January 2015, the Company exercised the early termination option, whereby reducing the term of this lease to three years. The Company paid $82,000 to exercise this option in January 2015. The Company vacated the space in October 2015.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Total future minimum lease payments under these leases are:

($ in thousands)
2016	$2,791
2017	2,779
2018	2,714
2019	2,733
2020	2,775
Beyond	28,403
Total minimum lease payments	$42,195

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $354,000, $354,000, and $284,000, respectively.

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

In 2015, Ovamed GmbH (“Ovamed”) began insolvency proceedings in Germany.  In connection with these proceedings, the Regional Court of Hamburg has issued a judgment against Fortress in the amount of approximately $1.0 million. We are currently evaluating the enforceability of the judgment.

14. Employee Benefit Plan

On January 1, 2008, the Company adopted a defined contribution 401(k) plan which allows employees to contribute up to a percentage of their compensation, subject to IRS limitations and provides for a discretionary Company match up to a maximum of 4% of employee compensation. For the years ended December 31, 2015, 2014 and 2013, the Company paid a matching contribution of $118,000, $83,000 and $107,000, respectively.

15. Related Party Transactions

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 12.2% and 12.4% of the Company’s issued and outstanding Common Stock as of December 31, 2015 and 2014. The Company’s Executive Vice Chairman, Strategic Development individually owns approximately 14.8% and 14.9% of the Company’s issued and outstanding Common Stock at December 31, 2015 and 2014.

Service Agreement with Opus Point Management Partners, LLC

On April 3, 2014, the Company entered into a Shared Services Agreement with OPPM in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Strategic Development, are both Co-Portfolio Managers and Partners of OPPM. The Company incurred expense of approximately $24,000 and $141,000 for the years ended December 31, 2015 and 2014, respectively. The agreement can be terminated by either party with thirty days’ notice. In September 2014, the Company entered into a desk share agreement with OPPM. In connection with this agreement OPPM has paid us $54,200 for reimbursement of costs related to the build-out of the new office.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Shared Services Agreement with TGTX

In September 2014, the Company entered into a desk share agreement with TGTX. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. In connection with the desk share agreement we have received payment of $101,200 and have a receivable of approximately $104,000 related to the design and buildout of the new office. Under the terms of the Agreement, TGTX will share costs associated with this facility, which is expected to be occupied during the first half of 2016. Additionally, in July 2015, TGTX and the Company entered into an arrangement to share the cost of a research and development employee. The salary and benefit costs associated with this employee are allocated based on hours worked in connection with TGTX projects. The Company received payments of $74,100 in 2015 and no payments were received in 2014 related to these two arrangements. As of December 31, 2015, the Company has a receivable of approximately $36,000 related to these agreements recorded on the Consolidated Balance Sheets.

Checkpoint Collaboration Agreement with TGTX

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. In connection with this Agreement, TGTX paid Checkpoint an upfront fee of $0.5 million, recorded as revenue during the year ended December 31, 2015 (see Note 6).

Further in connection with the NeuPharma license, Checkpoint entered into an option agreement with TGTX for $25,000, included in revenue, for a global collaboration in connection with the future development of the certain compounds licensed. In December 2015, the option was extended for 180 days to July 17, 2016.

Founders Agreement and Management Services Agreement with Checkpoint

Effective March 17, 2015, the Company entered into a Founders Agreement with Checkpoint pursuant to which the Company assigned to Checkpoint all of its right and interest (i) under the Company’s license agreement for the EGFR inhibitors and (ii) to a license agreement currently under negotiation, as set forth in the Founders Agreement. As consideration for the Founders Agreement, Checkpoint assumed $2.8 million in debt that the Company accumulated under the NSC Note (see Note 8) for expenses and costs of forming Checkpoint and obtaining the Dana-Farber Antibodies and the EGFR inhibitors. As additional consideration for the transfer of rights under the Founders Agreement, Checkpoint will also: (i) issue annually to the Company, on the anniversary date of the Founders Agreement, shares of Checkpoint common stock equal to two and one half percent (2.50%) of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of Checkpoint common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when the Company no longer has majority voting control in Checkpoint’s voting equity, equal to 2.25% of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to 4.5% of  its annual net sales, payable on an annual basis, within 90 days of the end of each calendar year. In the event of a change in control (as defined in the Founders Agreement), the Company will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the 12 months immediately preceding the change in control and (ii) 4.5%.

Effective as of March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Checkpoint and each of Checkpoint’s current directors and officers who are directors or officers of the Company to provide services to Checkpoint pursuant to the terms of the MSA. Pursuant to the terms of the MSA, for a period of five (5) years, the Company will render advisory and consulting services to Checkpoint. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Checkpoint with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Checkpoint is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Checkpoint is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Checkpoint’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Checkpoint’s Board of Directors, have been contractually exempt from fiduciary duties to Checkpoint relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Checkpoint has net assets in excess of $100 million at the beginning of the calendar year.

Founders Agreement and Management Services Agreement with Avenue

Effective as of February 17, 2015, the Company entered into a Founders Agreement with Avenue pursuant to which the Company assigned to Avenue all of its right and interest under the Company’s license agreement with Revogenex for IV Tramadol. As consideration for the Founders Agreement, Avenue assumed $3.0 million in debt that the Company accumulated under the NSC Note (see Note 8) for expenses and costs of forming Avenue and obtaining IV Tramadol license, of which $3.0 million represents the acquisition of the License Agreement. As additional consideration for the transfer of rights under the Founders Agreement, Avenue will also: (i) issue annually to the Company, on the anniversary date of the Founders Agreement, shares of common stock equal to 2.25% of the fully-diluted outstanding equity of Avenue at the time of issuance; (ii) pay an equity fee in shares of Avenue common stock, payable within five (5) business days of the closing of any equity or debt financing for Avenue or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Avenue’s voting equity, equal to two and one half percent (2.50%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of our annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), the Company will pay a one-time change in control fee equal to five (5x) times the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Effective as of February 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Avenue and each of Avenue’s current directors and officers who are directors or officers of the Company to provide services to Avenue pursuant to the terms of the MSA. Pursuant to the terms of the MSA, for a period of five (5) years, the Company will render advisory and consulting services to Avenue. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Avenue’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Avenue with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Avenue is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Avenue is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Avenue’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Avenue’s Board of Directors, have been contractually exempt from fiduciary duties to Avenue relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Avenue has net assets in excess of $100 million at the beginning of the calendar year.

CB Pharma Acquisition Corp.

The Company has committed to provide working capital of up to $0.5 million to CB Pharma Acquisition Corp. At December 31, 2015 and December 31, 2014, the Company has funded $0.2 million and nil, respectively, of this commitment.

Chord Advisors, LLC

In May 2015, we entered into a full service consulting agreement with Chord Advisors, LLC (“Chord”) to provide advisory accounting services to us. Under the terms of the agreement, we pay Chord $10,000 per month to provide technical accounting and financial reporting support. Either party upon 30-days written notice can terminate the agreement. Mr. Horin, Managing Partner of Chord serves as Interim Chief Financial Officer, to Avenue and Checkpoint. Pursuant to the agreements with Avenue and Checkpoint, Chord receives $5,000 per month for Avenue and $7,500 per month for Checkpoint to provide back office accounting support and accounting policy and financial reporting services, including the services of Mr. Horin.

16. Income Taxes

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards (“NOL”) in the accompanying consolidated financial statements and has established a full valuation allowance of $66.7 million against its deferred tax assets.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The significant components of the Company’s deferred tax assets consisted of the following:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$54,249	$38,974
Amortization of up-front fees	4,442	2,668
Amortization of in-process R&D	599	525
Stock compensation	8,158	4,512
Accruals and reserves	210	518
Tax Credits	4,583	3,856
Unrealized loss on investments	358	-
Total deferred tax assets	72,599	51,053
Less valuation allowance	(66,730)	(50,567)
Net deferred tax assets	$5,869	$486

Deferred tax liabilities:
Unrealized gain on investment	$-	$(486)
Basis in subsidiary	(5,869)
Total deferred tax assets, net	$-	$-

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Percentage of pre-tax income:
U.S. federal statutory income tax rate	35%	35%	35%
State taxes, net of federal benefit	5%	5%	4%
Credits	1%	6%	4%
Non-deductible items	-%	(1)%	(2)%
Other	-%	-%	(1)%
Change in valuation allowance	(44)%	(45)%	(40)%
Change in subsidiary basis	3%	-%	-%
Effective income tax rate	-%	-%	-%

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management has considered the Company’s history of cumulative net losses incurred since inception and concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2015 and 2014. Management reevaluates the positive and negative evidence at each reporting period.

At December 31, 2015, the Company had federal net operating loss carryforwards of $141.0 million which expire beginning in the year 2026 and state net operating loss carryforwards of $100.5 million which expire beginning in the year 2023.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that approximately $66.7 million valuation allowance at December 31, 2015 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The valuation allowance changed by a net $16.2 million during the current year. An increase in valuation allowance of $23.7 million was recorded in deferred tax expense and a reduction in the valuation allowance of $7.5 million related to the non-controlling interest in subsidiaries was recorded in Additional Paid-In Capital.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “IRC”), and similar state provisions. The Company recently performed a detailed analysis under Section 382 of the IRC to determine whether any ownership changes had occurred. The effect of an ownership change would be the potential imposition of annual limitations on the use of net operating loss carryforwards attributable to periods before the change. The detailed analysis confirmed that Section 382 ownership changes occurred on April 26, 2010 and June 27, 2012, causing an annual limitation on the utilization of net loss carryforwards. Based on the analysis of the net loss carryforwards subject to the annual limitation, the Company has concluded that the annual limitation would not prevent the Company from utilizing all of its net loss carryforwards before expiration. Approximately $0.5 million of the federal net operating loss carryforward and $0.3 million of the state net operating loss carryforward will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce federal and state income taxes payable.

As of December 31, 2015, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2015. The tax years 2007 through 2015 remain open to examination by one or more major taxing jurisdictions to which the Company is subject due to the net operating loss carried forward. In December 2015, Checkpoint Therapeutics experienced an ownership change as a result of an issuance of its common stock. Utilization of the Checkpoint’s net operating loss may be subject to a substantial annual limitation due to ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Associated with the stock issuance, a deferred tax liability of $7.5 million was recorded.

17. Subsequent Events

In February 2016, Checkpoint repaid its NSC Debt of $2.8 million.

In January 2016, JMC entered into a product license and supply agreement with a third party to distribute a topical cream to promote wound healing for surgical treatments such as cryosurgery, Mohs surgery and biopsies. Also in January 2016, JMC entered into a distribution agreement with a third party to distribute an emollient for the treatment of Eczema. Both products will be sold under the JMC name.

In February 2016, Helocyte paid $1.0 million to enter into a Clinical Trial Agreement with the City of Hope National Medical Center, to support a Phase 2 clinical study of its Triplex vaccine for CMV control in allogeneic stem cell transplant recipients. The Phase 2 study is additionally supported by grants from the National Institutes of Health / National Cancer Institute. Helocyte expects data to emerge from this Phase 2 clinical study in the first half of 2017.

18. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for fiscal years 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Total Revenue	$500	$-	$25	$338
Operating expenses	$(12,571)	$(7,762)	$(18,097)	$(12,964)
Other income/(expense)	$(464)	$1,344	$(1,783)	$(2,449)
Non controlling interests	$479	$243	$1,694	$3,039
Net loss attributable to common stockholders	$(12,056)	$(6,175)	$(18,161)	$(12,036)
Basic and diluted net loss per common share	$(0.31)	$(0.16)	$(0.46)	$(0.30)

2014
Operating expenses	$(6,582)	$(4,763)	$(4,346)	$(4,961)
Other income/(expense)	$(788)	$52	$(246)	$1,248
Net loss	$(7,370)	$(4,711)	$(4,592)	$(3,713)
Basic and diluted net loss per common share	$(0.21)	$(0.13)	$(0.13)	$(0.10)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress Biotech, Inc.

By:	/s/ Lindsay A. Rosenwald, M.D.
Name: Lindsay A. Rosenwald, M.D.
Title: Chairman, President and Chief Executive Officer
March 15, 2016

POWER OF ATTORNEY

We, the undersigned directors and/or executive officers of Fortress Biotech, Inc., hereby severally constitute and appoint Lindsay A. Rosenwald, M.D., acting singly, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lindsay A. Rosenwald, M.D.	Chairman of the Board of Directors, President and Chief	March 15, 2016
Lindsay A. Rosenwald, M.D.	Executive Officer (principal executive officer)

/s/ Lucy Lu, M.D.	Executive Vice President and Chief Financial Officer	March 15, 2016
Lucy Lu, M.D.	(principal financial officer)

/s/ Eric K. Rowinsky, M.D.	Vice Chairman of the Board of Directors	March 15, 2016
Eric K. Rowinsky, M.D.

/s/ Michael S. Weiss	Executive Vice Chairman, Strategic Development and	March 15, 2016
Michael S. Weiss	Director

/s/ Jimmie Harvey, Jr., M.D.	Director	March 15, 2016
Jimmie Harvey, Jr., M.D.

/s/ Malcolm Hoenlein	Director	March 15, 2016
Malcolm Hoenlein

/s/ Dov Klein	Director	March 15, 2016
Dov Klein

/s/ J. Jay Lobell	Director	March 15, 2016
J. Jay Lobell