Form 10-Q
period 2016-03-31
Fortress Biotech, Inc.
filed 2016-05-10
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from __________ to__________.

Commission File Number 001-35366

FORTRESS BIOTECH, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-5157386
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Gansevoort Street, 9th Floor

New York, New York 10014

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

As of May 9, 2016, there were 48,517,449 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$81,415	$98,182
Other receivables - related party	1,314	156
Prepaid expenses and other current assets	1,607	1,441
Total current assets	84,336	99,779

Property and equipment, net (Note 3)	2,598	309
Restricted cash	14,586	14,586
Long-term investments, at fair value (Note 4)	1,567	2,485
Intangible asset - licenses (Note 7)	1,450	1,250
Other assets	376	201
Total assets	$104,913	$118,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,348	$1,868
Accrued expenses	8,259	8,570
Interest payable	27	27
Derivative warrant liability (Note 4)	203	114
Total current liabilities	10,837	10,579

Notes payable, long-term (net of debt discount of $466 and $835 at March 31, 2016 and December 31, 2015, respectively)	20,751	23,174
Other long-term liabilities	2,416	584
Total liabilities	34,004	34,337

Commitments and contingencies

Stockholders' equity
Convertible Preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 48,517,449 and 47,147,032 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	49	47
Additional paid-in-capital	246,877	246,955
Accumulated deficit	(202,361)	(190,156)
Total stockholders' equity attributed to the Company	44,565	56,846

Non-controlling interests (Note 10)	26,344	27,427
Total stockholders' equity	70,909	84,273
Total liabilities and stockholders' equity	$104,913	$118,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue	$383	$-
Revenue - from a related party	277	500
Total revenue	660	500

Operating expenses
Research and development	7,736	1,642
Research and development – licenses acquired	83	7,439
General and administrative	7,932	3,490
Total operating expenses	15,751	12,571
Loss from operations	(15,091)	(12,071)

Other income (expenses)
Interest income	75	82
Interest expense	(620)	(331)
Change in fair value of subsidiary's warrant liabilities	(89)	-
Change in fair value of investments	(918)	(215)
Total other income (expenses)	(1,552)	(464)
Net loss	(16,643)	(12,535)

Less: net loss attributable to non-controlling interests	4,438	479
Net loss attributable to common stockholders	$(12,205)	$(12,056)

Basic and diluted net loss per common share	$(0.31)	$(0.31)

Weighted average common shares outstanding—basic and diluted	39,658,188	38,574,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(16,643)	$(12,535)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	4	6
Noncash interest expense	-	188
Amortization of debt discount	369	-
Stock-based compensation expense	2,866	1,470
Issuance of subsidiaries' common shares for license expenses	48	513
Change in fair value of investments	918	215
Change in fair value of subsidiary's warrant liabilities	89	-
Research and development-licenses acquired, expense	35	6,929
Unrealized gain on marketable securities	-	(2)
Realized gain on marketable securities	-	(1)
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Other receivables - related party	(1,158)	-
Prepaid expenses and other current assets	(166)	22
Accounts payable and accrued expenses	169	1,853
Interest payable	-	(2)
Other	-	(61)
Other long-term liabilities	1,832	(500)
Net cash used in operating activities	(11,637)	(1,905)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(35)	(6,929)
Purchase of property and equipment	(2,293)	-
Purchase of license	(200)	(1,250)
Payment to related parties - CB Pharma Acquisition Corp	(175)	(108)
Net cash used in investing activities	(2,703)	(8,287)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	-	216
Proceeds from subsidiary's offering - related party	570	-
Payment of costs related to subsidiary's offering	(205)	-
Payment of NSC note	(2,792)	-
Proceeds from NSC note	-	10,000
Payment of debt issue costs associated with NSC Note	-	(855)
Net cash (used in) provided by financing activities	(2,427)	9,361

Net decrease in cash and cash equivalents	(16,767)	(831)

Cash and cash equivalents at beginning of period	98,182	49,759
Cash and cash equivalents at end of period	$81,415	$48,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$77	$80

Supplemental disclosure of non-cash financing and investing activities:
Issuance of restricted stock	$2	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or “the Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. Fortress plans to continue to develop and commercialize products both within Fortress and its subsidiaries, also referred to herein as the “Fortress Companies”. In addition to its internal development programs, the Company plans to leverage its biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies innovate, develop and commercialize products. Additionally, the Company will provide funding and management services to each of the Fortress Companies and, from time to time, the Company and the Fortress Companies will seek licensing, acquisitions, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

As of March 31, 2016, the Company has several consolidated Fortress Companies, which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Journey Medical Corporation (“JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), Escala Therapeutics, Inc. (“Escala”) and other consolidated Fortress subsidiaries which have minimal activity, including Innmune Limited, CB Securities Corporation (holds investments classified as cash and cash equivalents in 2015 and 2016), and Cyprium Therapeutics, Inc.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2016, from which the Company derived the balance sheet data at December 31, 2015.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value measurements, stock-based compensation, common stock issued to acquire licenses, investments, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation in the condensed consolidated statements of cash flows.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities. The carrying value of the amount owed to Ovamed GmbH (“Ovamed”) upon the acquisition of certain manufacturing rights in December 2012 to under the amendment to our sublicense agreement with Ovamed has been recorded at its net present value, which approximates its fair value. The amounts due to Ovamed are included in current liabilities at March 31, 2016 and at December 31, 2015 on the condensed Consolidated Balance Sheets (see Note 9).

Segment Reporting

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. All of the Company’s equipment, leasehold improvements and other fixed assets are physically located within the United States, and all agreements with the Company’s vendors are denominated in U.S. dollars.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2016 and at December 31, 2015 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of March 31, 2016, the Company has $14.6 million of restricted cash collateralizing a note payable of $14.0 million (see Note 8) and a pledge to secure a letter of credit in connection with a new lease of $0.6 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investments at Fair Value

The Company elects the fair value option for its long-term investments at fair value (see Note 4). The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of investments on the condensed Consolidated Statements of Operations.

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

Intangible Asset Licenses

The Company records the costs of acquired product distribution license rights as intangible asset-licenses in the condensed Consolidated Balance Sheets. Upon commencement of product sales, license rights will be amortized over the expected life of the product into product expense in the condensed Consolidated Statements of Operations. As of March 31, 2016, product sales related to the Company’s intangible asset licenses had not yet commenced (see Note 7).

Deferred Financing Costs

Financing costs incurred in connection with the promissory note for $15.0 million between Israel Discount Bank (“IDB”) and the National Securities Corporation’s NSC Biotech Venture Fund I LLC note (the “NSC Note”) are now recorded as a reduction of principal balance due to ASU No. 2015-3 and are being amortized over the appropriate expected life based on the term of the note using the effective interest rate method.

Revenue Recognition

Reimbursement Arrangements and Collaborative Arrangements

Checkpoint is reimbursed by TG Therapeutics, Inc. (“TGTX”), a related party, for its share of the cost of the license and product research and development costs under the collaboration agreement with them. The gross amount of these reimbursed costs are reported as revenue in the condensed Consolidated Statements of Operations, since the Company acts as a principal, bears credit risk and may perform part of the services required in the transactions. Consistent with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition - Principal Agent Considerations, these reimbursements are treated as revenue by the Company. The actual expenses creating the reimbursements are reflected as expenses in the condensed consolidated financial statements.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

JMC’s co-promotion revenue for Dermasorb HC™ is based upon prescription volume over an established baseline.

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

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Certain licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use.

Valuation of Warrants Related to NSC Note

In accordance with ASC 815 – Derivatives and Hedging, the Company classified the fair value of the warrants (“Contingently Issuable Warrants”) granted in connection with the NSC Note transferred to Avenue effective February 2015 as a derivative liability. The Company valued these Contingently Issuable Warrants using an option pricing model, and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the Contingently Issuable Warrants (see Note 4 and Note 8). At each reporting period, as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants, these Contingently Issuable Warrants will be revalued and any difference from the previous valuation date would be recognized as a change in fair value of subsidiary’s warrant liabilities in the condensed Consolidated Statements of Operations.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU No. 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain targeted provisions. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-01 on the condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU No. 2016-08 on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU No. 2016-09 on the condensed consolidated financial statements and related disclosures.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Property and Equipment

Property and equipment consisted of the following:

		March 31,	December 31,
($ in thousands)	Useful Life (Years)	2016	2015
Computer equipment	3	$391	$13
Furniture and fixtures	5	338	69
Leasehold improvements	5	20	21
Construction in progress (1)	N/A	1,909	274
Total property and equipment		2,658	377
Less: Accumulated depreciation		(60)	(68)
Property and equipment, net		$2,598	$309

(1) For build-out of the Company's new office in New York, NY.

Depreciation expense for the three months ended March 31, 2016 and 2015 was approximately $4,000 and $6,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed Consolidated Statements of Operations.

In January 2016, the Company wrote off approximately $12,000 of fully depreciated leasehold improvements from 135 East 57th, Street New York NY 10022 due to the termination of the sub-lease related to the office and Burlington due to the termination of the lease.

4. Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

On March 17, 2014, the Company invested $250,000 for a 35% ownership position in a third-party company developing a laser device to treat migraine headaches. The Company elected the fair value option for recording this investment. In conjunction with this investment, the Company received 13,409,962 Class A Preferred Units, representing 83% of a total 16,091,954 Class A Preferred Units. The fair value of this investment was $250,000 as of March 31, 2016 and December 31, 2015. The value of the Company’s investment was determined based on a valuation which takes into consideration, when applicable, cash received, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. Based upon these inputs at March 31, 2016, the fair value of the Company’s investment approximated cost.

As of March 31, 2016, the Company valued its investment in CB Pharma, a publicly traded company, utilizing the following assumptions: volatility of 25.6%, no dividend rate, yielding an underlying value of $9.61 per ordinary share for the insider shares, and $9.82 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model which assumes a volatility of 25.6%, a risk free rate of return of 1.21% and a strike price of $11.50 per share arriving at a value of $0.98 for each right and $0.94 for a warrant. A 10.25% probability of a successful business combination was applied to the values above arriving at an estimated value of $0.97 for the insider shares, $1.00 for the private placement shares, $0.10 for each warrant and $0.10 for each right. Based upon the valuation, the Company recorded a decrease in fair-value of investment of $0.9 million. At March 31, 2016, the fair value of the Company’s investment in CB Pharma was, $1.3 million. Additionally, as of February 29, 2016, CB Pharma had net assets of approximately $42.5 million. The Company has a working capital commitment of up to $0.5 million to fund CB Pharma operations, of which $0.3 million has been paid. As of March 31, 2016, the fair value of this commitment was insignificant.

Pursuant to the Amended NSC Note (see Note 8), if a Fortress Company has the proceeds of the NSC Note transferred to it, such Fortress Company will issue a note to NSC and NSC will also receive a warrant to purchase a number of shares of the Fortress Company’s stock equal to 25% of the outstanding Fortress Company note divided by the lowest price the Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress Company’s common stock. In accordance with ASC 815 – Derivatives and Hedging, Avenue classified the fair value of the Contingently Issuable Warrants that may have been granted in connection with the $3.0 million of the NSC Note transferred from Fortress to Avenue on October 31, 2015 (issuance date) and March 31, 2016 as a derivative liability as there was a potential that Avenue would not have a sufficient number of authorized common shares available to settle these instruments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of the Avenue’s Contingently Issuable Warrants was determined by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with an option pricing model, with the following key assumptions:

March 31, 2016
Risk-free interest rate	1.78%
Expected dividend yield	-%
Expected term in years	9.59
Expected volatility	83.00%
Probability of issuance of the warrant	45.00%

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2016	$114
Fair value adjustment of derivative warrant liability	89
Ending balance at March 31, 2016	$203

The following tables classify into the fair value hierarchy financial instruments measured at fair value on a recurring basis on the condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

	Fair Value Measurement as of March 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$1,567	$1,567

Liabilities
Derivative warrant liability	$-	$-	$203	$203

	Fair Value Measurement as of December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$2,485	$2,485

Liabilities
Derivative warrant liability	$-	$-	$114	$114

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the three months ended March 31, 2016 and 2015:

	Fair Value of Investment
	Long-term
($ in thousands)	Other	CB Pharma	Total
Balance at December 31, 2015	$250	$2,235	$2,485
Change in fair value of investments	-	(918)	(918)
Balance at March 31, 2016	$250	$1,317	$1,567

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value of Investment
	Long-term
($ in thousands)	Other	CB Pharma	Total
Balance at December 31, 2014	$250	$3,910	$4,160
Change in fair value of investments	-	(215)	(215)
Balance at March 31, 2015	$250	$3,695	$3,945

For the three months ended March 31, 2016 and 2015, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

5. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Avenue, Mustang, Checkpoint, Coronado SO, Helocyte and Escala require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three months ended March 31, 2016 and 2015, the purchase price of licenses, totaling approximately $83,000 and $7.4 million, respectively, were classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2016 and 2015, the Company’s research and development-licenses acquired are comprised of the following:

	For the Three Months Ended March 31,
($ in thousands)	2016	2015
Fortress Companies:
Avenue	$-	$2,000
Checkpoint	-	2,000
Coronado SO	-	1,179
Helocyte	83	-
Mustang	-	2,260
Total	$83	$7,439

Avenue Therapeutics, Inc.

License Agreement with Revogenex Ireland Ltd

In February 2015, the Company purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, which has been included in research and development-licenses acquired on the condensed Consolidated Statements of Operations. In addition, on June 17, 2015, the Company paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. Under the terms of the agreement, Revogenex is eligible to receive additional milestone payments upon the achievement of certain development milestones, in addition to royalty payments for sales of the product. Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the United States.

The Company transferred the Revogenex license and all other rights and obligations of Fortress under the License Agreement to Avenue pursuant to the Assignment and Assumption Agreement effective as of February 17, 2015. Per the terms of the agreement, Avenue assumed $3.0 million in debt (see Note 8).

During the three months ended March 31, 2016, Avenue completed a pharmacokinetics or PK study for IV Tramadol.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Checkpoint Therapeutics, Inc.

License Agreement with Dana-Farber Cancer Institute

In March 2015, Checkpoint entered into a license agreement with Dana-Farber to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the agreement, Checkpoint paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, Checkpoint granted Dana-Farber 500,000 shares of its common stock valued at $32,500 or $0.065 per share. In September 2015, Checkpoint, pursuant to the license, granted to Dana-Farber an additional 136,803 shares of Checkpoint common stock valued at $0.6 million or $4.39 per share, all of which has been included in research and development - licenses acquired on the condensed Consolidated Statements of Operations. Under the terms of the license agreement, Checkpoint also will pay development and sales-based milestone payments and royalties on net sales. The portfolio of antibodies licensed from Dana-Farber includes antibodies targeting PD-L1, GITR and CAIX. Checkpoint plans to develop these novel immuno-oncology and checkpoint inhibitor antibodies on their own and in combination with each other, as data suggests that combinations of these targets can work synergistically together. Checkpoint expects clinical trials to start in 2017.

Collaboration Agreements with TG Therapeutics, Inc.

In connection with its license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. Under the terms of the collaboration agreement, Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Both programs are currently in pre-clinical development. TGTX paid Checkpoint $0.5 million, representing an up-front licensing fee, and will make additional development and sales-based milestone payments as well as pay a tiered single digit royalty on net sales. During the three months ended March 31, 2016 and 2015, the Company recognized $17,000 and $0.5 million, respectively in revenue from its collaboration agreement with TGTX on the condensed Consolidated Statements of Operations.

In connection with its license with NeuPharma, Checkpoint entered into an option with TGTX for $25,000, included in revenue in 2015, for a global collaboration in connection with the future development of the certain compounds licensed. The option was extended on January 11, 2016 for an additional 180 days, to July 17, 2016.

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

On September 15, 2015, Checkpoint entered into a sponsored research agreement with NeuPharma to identify additional inhibitors with differing profiles from the licensed products. Under the terms of the agreement, Checkpoint will pay NeuPharma for specific sponsored research projects. Effective January 11, 2016, TGTX agreed to assume all costs associated with this agreement and reimbursed Checkpoint for all amounts paid previously by Checkpoint and the Company recognized $0.3 million in revenue related to this arrangement during the three months ended March 31, 2016.

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

(Unaudited)

Coronado SO Company

License Agreement

In February 2015, Coronado SO entered into an exclusive license agreement with a third party for a topical product used in the treatment of hand-foot syndrome, a common painful side effect of chemotherapeutics. Coronado SO paid $0.9 million upfront, included in research and development-licenses acquired on the condensed Consolidated Statements of Operations and issued a stock grant of 150,000 shares of common stock of Coronado SO. In October 2015, Coronado SO paid an additional $0.5 million, which is included in research and development-licenses acquired on the Condensed Consolidated Statements of Operations. Additional milestone payments are due upon the achievement of certain development milestones and royalties in single digits will become due on sales of the product.

The Company valued the stock grant to the third party utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $1.19 per share.

Helocyte, Inc.

License Agreement with the City of Hope

In March 2016, Helocyte entered into amended and restated license agreements for each of its PepVax and Triplex immunotherapies programs with its licensor City of Hope National Medical Center (“COH”). The amended and restated licenses expand the intellectual property and other rights granted to Helocyte by COH in the original license agreement. The financial terms of the original license have not been modified, and if Helocyte successfully develops and commercializes PepVax and Triplex, COH will receive milestones, royalties and other payments.

Helocyte entered into the original license agreement with COH on April 2, 2015, to secure: (i) an exclusive worldwide license for two immunotherapies for CMV control in the post-transplant setting (known as Triplex and PepVax); and (ii) an option for an exclusive worldwide license to an immunotherapy for the prevention of congenital CMV (known as Pentamer). In consideration for the license and option, Helocyte made an upfront payment of $150,000. On April 28, 2015, Helocyte exercised the option and secured exclusive worldwide rights to Pentamer from COH for an upfront payment of $50,000. If Helocyte successfully develops and commercializes PepVax, Triplex and Pentamer, COH will receive milestones, royalties and other payments. In 2015, Triplex and PepVax both entered Phase 2 clinical studies. The programs are supported by grants awarded to COH by the National Cancer Institute.

As further consideration for the license, in March 2016, Helocyte granted to COH 500,000 shares of Helocyte common stock. The Company valued the stock grant to the COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.5% and a weighted average cost of capital of 30%, net of debt utilized resulting in a value of $0.097 per share or $48,500.

University of Texas License Option

In February 2016, the Company entered into an option agreement for $35,000 with The University of Texas Health Science Center at Houston, to acquire the exclusive rights to license certain intellectual property and clinical data relating to the use of bone marrow derived mononuclear cells for the treatment of severe Traumatic Brain Injury. The option expires on July 1, 2016. The Company recorded the charge to research and development-licenses acquired for the three months ended March 31, 2016.

Escala Therapeutics, Inc.

On July 16, 2015, Escala acquired from New Zealand Pharmaceuticals Limited (“NZP”) a license from the National Institute of Health (“NIH”) and cooperative research and development agreements for the development of oral ManNAc, a key compound in the sialic biosynthetic pathway, for the treatment of hyposialylation disorders, including GNE myopathy and various forms of nephropathy. As part of this agreement, Escala provided NZP and NIH an upfront payment of approximately $1.3 million comprised of an upfront milestone payment of $0.7 million to NZP and reimbursement of $0.6 million of development costs for Phase II Myopathy and Phase I Nephropathy Clinical Trial being conducted at the NIH. Additional development and sales-based milestone payments are payable upon achievement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang Bio, Inc.

License Agreement with the City of Hope

In March 2015, Mustang entered into a license agreement with the COH to acquire CAR-T. Pursuant to the agreement, in April 2015, Mustang paid COH an upfront fee of $2.0 million, which is included in research and development-licenses acquired on the Condensed Consolidated Statements of Operations, and granted 1,000,000 shares of Mustang common stock to COH, with additional milestones payments due to COH upon the achievement of certain development goals and royalty payments for sales of the product.

The Company valued the stock grant to COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.147 per share or $0.1 million on March 31, 2015.

6. Milestones and Sponsored Research Agreements

Helocyte

In March 2016, Helocyte entered into an Investigator-Initiated Clinical Research Support Agreement with the City of Hope National Medical Center, to support a Phase 2 clinical study of its PepVax immunotherapy for CMV control in allogeneic stem cell transplant recipients. The Phase 2 study is additionally supported by grants from the National Cancer Institute. Under the terms of the agreement, Helocyte made an upfront payment to COH of $1.0 million and will pay COH up to an additional $2.0 million upon the achievement of certain clinical milestones. The agreement expires upon the delivery of a final study report or December 31, 2018 unless terminated earlier.

In February 2016, Helocyte entered into an Investigator-Initiated Clinical Research Support Agreement with the City of Hope National Medical Center, to support a Phase 2 clinical study of its Triplex immunotherapy for CMV control in allogeneic stem cell transplant recipients. The Phase 2 study is additionally supported by grants from the National Cancer Institute. Under the terms of the agreement, Helocyte made an upfront payment to COH of $1.0 million, and will pay COH up to an additional $3.4 million upon the achievement of certain clinical milestones. The agreement expires upon the delivery of a final study report or May 31, 2018 unless terminated earlier.

For the three month ended March 31, 2016, Helocyte incurred expense of $2.0 million, related to the sponsored research agreements, recorded as research and development expense in the Company’s Condensed Consolidated Statement of Operations.

Mustang

In March 2015, in connection with Mustang’s license with COH for the development of CAR-T, Mustang entered into a Sponsored Research Agreement in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal installments, over the next five years. For the three month ended March 31, 2016 Mustang incurred expense of $0.5 million recorded as research and development expense in the Company’s Condensed Consolidated Statement of Operations. No expense was recorded for the three months ended March 31, 2015.

CNDO-109

The Company has a license agreement with the University College London Business PLC (“UCLB”) under which the Company received an exclusive, worldwide license to develop and commercialize CNDO-109 to active NK cells for the treatment of cancer-related and other conditions. In consideration for the license, the Company made upfront payments totaling $0.1 million and may be required to make future milestone payments totaling up to approximately $22 million upon the achievement of various milestones related to regulatory or commercial events. In March 2016, the Company paid UCLB $0.4 million due upon completion of the Phase 1 study for Acute Myeloid Leukemia. In the event that CNDO-109 is commercialized, the Company is obligated to pay to UCLB annual royalties ranging from 3% to 5% based upon various levels of net sales of the product. Under the terms of the license agreement, the Company is allowed to grant sublicenses to third parties without the prior approval of UCLB. In the event that the Company sublicenses CNDO-109 to a third party, the Company is obligated to pay to UCLB all or a portion of the royalties the Company receives from the sub-licensee. Through March 31, 2016, the Company has not sub-licensed CNDO-109 to a third party.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Intangible Asset Licenses

Journey Medical Corporation

In January 2016, JMC entered into a licensing agreement with a third party to distribute a prescription wound cream. JMC intends to commercialize this product in mid-2016. There was no upfront payment for this license.

In January 2016, JMC entered into a licensing agreement with a third party to distribute an emollient for the treatment of various types of dermatitis. JMC paid an upfront fee of $0.2 million. JMC intends to commercialize this product in Q2 2016.

In March 2015, JMC entered into a license and supply agreement to acquire the rights to distribute a dermatological product for the treatment of acne. JMC made an upfront payment of $1.3 million and may incur another fee of $0.7 million upon receipt of the product. Further payments will be made based on a revenue sharing arrangement. The product is fully developed and FDA approved but sales cannot commence until final manufacturing regulatory clearance is obtained.

The Company recorded the upfront payments as an intangible asset on the Condensed Consolidated Balance Sheets and will amortize them over the deemed life of the products or agreements (whichever is shorter) upon the commencement of sales, which the Company expects in mid-2016.

8. Debt and Interest

Debt

Long-term debt to Israel Discount Bank (“IDB”) and National Securities Corporation (“NSC”) consists of the following as of March 31, 2016 and December 31, 2015:

($ in thousands)	March 31, 2016	December 31, 2015	Interest Rate	Maturity
IDB Note	$14,009	$14,009	2.25%	Feb - 2017
NSC Note	7,208	10,000	8.00%	Mar - 2018
Total notes payable, long-term	21,217	24,009
Less: Discount on notes payable	466	835
Total notes payable, long-term, net	$20,751	$23,174

IDB Note

On February 13, 2014, the Company executed a promissory note in favor of IDB in the amount of $15.0 million (the “IDB Note”). The Company borrowed $14 million against this note and used it to repay its prior loan from Hercules Technology Growth Capital, Inc. The Company may request revolving advances under the IDB Note in a minimum amount of $100,000 (or the remaining amount of the undrawn balance under the IDB Note if such amount is less than $100,000). All amounts advanced under the IDB Note are due in full at the earlier of: (i) February 27, 2017, as extended or (ii) on the IDB’s election following the occurrence and continuation of an event of default. The unpaid principal amount of each advance shall bear interest at a rate per annum equal to the rate payable on the Company’s money market account plus a margin of 150 basis points. The interest rate at March 31, 2016 was 2.25%. The IDB Note contains various representations and warranties customary for financings of this type.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective March 31, 2015, the Company extended the maturity date of the IDB Note to February 27, 2017. At March 31, 2016, the Company had approximately $14.0 million outstanding under its promissory note with IDB. The Company only pays interest on the IDB Note through maturity.

NSC Note

In March 2015, the Company closed a private placement of a promissory note for $10 million of NSC Note. The Company used the proceeds from the NSC Note to acquire medical technologies and products. The NSC Note matures in 36 months, provided that during the first 24 months the Company can extend the maturity date by six months. No principal amount is due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the NSC Note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. National Securities Corporation (“NSC”), a wholly owned subsidiary of National Holdings, Inc., acted as the sole placement agent for the NSC Note. The Company paid NSC a fee of $0.9 million during the year ended December 31, 2015, in connection with the NSC Note. The Company recorded the fee as a discount to notes payable, long-term on the Condensed Consolidated Balance Sheets and amortized it over the life of the NSC Note. The effective interest rate on the NSC Note was approximately 12.4%.

 The NSC Note was amended and restated on July 29, 2015 to provide that any time a Fortress subsidiary receives from the Company any proceeds from the NSC Note, the Company may, in its sole discretion, cause the Fortress Company to issue to NSC Biotech Venture Fund I LLC a new promissory note (the “Amended NSC Note”) on identical terms as the NSC Note, giving effect to the passage of time with respect to maturity. The Amended NSC Note will equal the dollar amount of the Fortress Company’s share of the NSC Note and reduce the Company’s obligations under the NSC Note by such amount. The Company will guarantee the Amended NSC Note until the Fortress Company either completes an initial public offering of its securities or raises sufficient equity capital so that it has cash equal to five times the Amended NSC Note. As of March 31, 2016, the Company transferred $2.8 million and $3.0 million, including debt discount, of the NSC Note to Checkpoint and Avenue, respectively, representing Checkpoint’s and Avenue’s pro rata share of the NSC Note. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended NSC’s Note’s cash flows and the present value of the original remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to ASC 470.

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

As of March 31, 2016, Avenue recorded approximately $267,500 of debt discount of which $113,500 relates to the Contingently Issuable Warrants issued in connection with NSC Note, based on its initial fair value (see Note 4). The entire debt discount will be amortized over the life of the note.

In February 2016, Checkpoint repaid its NSC Debt of $2.8 million. Approximately $324,000, of which $174,000 was related to the fair value of the NSC contingently issuable warrant, of unamortized debt discount was accelerated into interest expenses upon payment.

The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Strategic Development, are Co-Portfolio Managers and Partners of Opus Point Partners Management, LLC (“OPPM”), which owns approximately 4.2% of National Holding’s Corporation, Inc. the parent of National Securities Inc. The ownership includes shares owned by OPPM, its Co-Portfolio Managers and their affiliates.

IDB Letters of Credit

The Company has several letters of credit (“LOC”) with IDB securing rent deposits for lease facilities totaling approximately $1.7 million. Interest paid on the letters of credit is 2%.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	For the Three Months Ended March 31,
($ in thousands)	2016	2015
IDB Note
Interest	$80	$69
Amortization of fees	1	1
Total IDB Note	81	70

NSC Debt
Interest	167	72
Amortization of fees	368	20
Total NSC Debt	535	92

Ovamed
Interest	-	167
Total Ovamed	-	167

LOC Fees
Interest	4	2
Total LOC	4	2
Total Interest Expense	$620	$331

9. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

	March 31,	December 31,
($ in thousands)	2016	2015
Accrued expenses:
Professional fees	$749	$382
Salaries, bonuses and related benefits	762	2,492
Ovamed manufacturing rights - short term component	1,500	1,500
Research and development	746	810
Dr. Falk Pharma milestone	2,828	2,717
COH upfront fee for sponsored research for PepVax (see Note 6)	1,007	-
Accrued lease costs for abandoned properties	146	146
Other	521	523
Total accrued expenses	$8,259	$8,570

Other long-term liabilities:
Long-term accrued lease costs for abandoned properties	17	91
Deferred rent	2,399	493
Total other long-term liabilities	$2,416	$584

10. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	As of March 31, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	Total
NCI equity share	$(560)	$(217)	$(359)	$32,623	$(299)	$(406)	$30,782
Net loss attributed to non-controlling interests	(108)	(5)	(70)	(4,037)	(121)	(97)	(4,438)
Non-controlling interests in consolidated entities	$(668)	$(222)	$(429)	$28,586	$(420)	$(503)	$26,344

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of December 31, 2015
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Total
NCI equity share	$6	$23	$14	$32,760	$79	$32,882
Net loss attributed to non-controlling interests	(567)	(240)	(373)	(3,855)	(420)	(5,455)
Non-controlling interests in consolidated entities	$(561)	$(217)	$(359)	$28,905	$(341)	$27,427

The components of non-controlling interests in loss of consolidated entities are as follows:

	For the three months ended March 31, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint		JMC	Helocyte	Total
Non-controlling interests in loss of consolidated entities	$(108)	$(5)	$(70)	$(4,037)		$(121)	$(97)	$(4,438)
Non-controlling ownership	11.5%	13.0%	10.0%	62.7	%(1)	8.1%	8.3%

(1)	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.

	For the three months ended March 31, 2015
($ in thousands)	Coronado SO	Mustang	Checkpoint	Total
Non-controlling interests in loss of consolidated entities	$(160)	$(226)	$(93)	$(479)
Non-controlling ownership	13.0%	10.0%	15.0%

11. Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period.

Included in common stock issued and outstanding as of March 31, 2016 are 8,059,258 shares of unvested restricted stock, which are excluded from the weighted average common stock outstanding since its effect would be anti-dilutive.

The Company’s potential dilutive securities which consist of unvested restricted stock, options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the periods March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Warrants to purchase Common Stock	544,835	685,061
Options to purchase Common Stock	1,779,365	2,064,365
Unvested Restricted Stock	7,922,021	7,704,269
Unvested Restricted Stock Units	885,083	36,000
Total	11,131,304	10,489,695

12. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2016, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan, the Fortress Biotech, Inc. 2013 Stock Incentive Plan, the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan and the Fortress Biotech. Inc. Long Term Incentive Plan (“LTIP”).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants granted by Fortress for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
($ in thousands)	2016	2015
Employee awards	$1,584	$1,463
Non-employee awards	3	7
Fortress Companies (1)	1,279	-
Total stock-based compensation expense	$2,866	$1,470

(1)	Consists of approximately $9,000 of Avenue's compensation expenses, approximately $1.1 million of Checkpoint's compensation expense, and approximately $181,000 of JMC's compensation expenses on equity grants for the three months ended March 31, 2016.

For the three months ended March 31, 2016 and 2015, approximately $1.3 million and $0.3 million, respectively, was included in research and development expenses and approximately $1.6 million and $1.2 million, respectively, was included in general and administrative expenses.

In February 2016, the Company modified the vesting schedule on 1.9 million share grant made to its Chief Executive Officer and Executive Chair, Strategic Development in December 2013, and the 3.9 million share inducement grant made to its Executive Chair, Strategic Development in February 2014. The modification extended the vesting on the first tranche of all the grants by twelve months. The impact of the modification was $0.4 million, which will be amortized over the remaining life of the award.

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2015	1,779,365	$4.37	$666,396	6.32
Options granted	-	-	-
Options vested and expected to vest at March 31, 2016	1,779,365	$4.37	$853,984	6.07
Options vested and exercisable	1,082,168	$3.75	$805,651	5.62

As of March 31, 2016, the Company had unrecognized stock-based compensation expense related to unvested option of $62,000 with a weighted average vesting period of 0.1 years.

The following table summarizes Fortress’ restricted stock and restricted stock unit award activity, excluding activity related to Fortress Companies (which is discussed below):

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2015	8,757,935	$2.47
Restricted stock granted	1,240,868	2.77
Restricted stock vested	(989,782)	2.73
Restricted stock units granted	165,000	3.22
Restricted stock units cancelled	(25,000)	3.71
Restricted stock units vested	(341,917)	3.55
Unvested balance at March 31, 2016	8,807,104	$2.45

As of March 31, 2016, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $4.1 million and $0.7 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years and 1.3 years, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of March 31, 2016, 91,192 shares have been purchased and 108,808 shares are available for future sale under the Company’s ESPP. The Company recognized share-based compensation expense of approximately none and $9,000 for the three months ended March 31, 2016 and 2015, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2015	569,835	$6.31	$120,700	1.84
Exercised (*)	(25,000)	1.37	43,250
Outstanding as of March 31, 2016	544,835	$6.53	$103,800	1.67
Exercisable as of March 31, 2016	544,835	$6.53	$103,800	1.67

(*) - cashless

All stock-based expense in connection with these warrants has been recognized prior to January 1, 2016.

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

On July 15, 2015, grants of 500,000 shares of common stock in each of Mustang, Checkpoint, Avenue, Coronado SO, Helocyte, JMC and Escala, were made to Dr. Rosenwald and Mr. Weiss for their services to the Company under the LTIP. The exercise price of each warrant, which approximates its fair value, was determined by the Company utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized. The Company recorded a charge of approximately $2.2 million related to these grants.

On January 1, 2016, the Compensation Committee granted 510,434 shares each to Dr. Rosenwald and Mr. Weiss. These equity grants, made in accordance with the LTIP, represent one percent (1%) of total outstanding shares of the Company and were granted in recognition of their performance in 2015. The shares are subject to repurchase by the Company until both of the following conditions are met: (i) the Company’s market capitalization increases by a minimum of $100,000,000, and (ii) the employee is either in the service of the Company as an employee or as a Board member (or both) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary separation from service (as defined in the LTIP). The Company’s repurchase option on such shares will also lapse upon the occurrence of a corporate transaction (as defined in the LTIP) if the eligible employee is in service on the date of the corporate transaction. Since these awards contain a market condition as defined in ASC 718, Compensation – Stock Compensation the Company valued the award using the Monte Carlo simulation model. The model generated the fair value of the award at the grant date of $2.37 or $2.4 million for both grants, which is amortized over the vesting period, subject to the above performance condition being probable of being met.

Fortress Companies

Checkpoint Therapeutics, Inc.

Checkpoint has a long-term incentive plan. In March 2015, Checkpoint issued a restricted stock grant to Dr. Marasco for services in connection with its Scientific Advisory Board. Dr. Marasco was issued a grant for 1.5 million shares of Checkpoint common stock, which vest 25% on the first anniversary of the grant date and monthly thereafter for 48 months. The Company valued the restricted stock utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a value of $0.065 per share on grant date. At December 31, 2015, the Company re-measured this non-employee restricted stock utilizing a market approach, based upon a third party financing. Such valuation resulted in a value of $4.39 per share utilizing a volatility of 83%, a risk free rate of return of 1.5% and a term of five years. For the three months ended March 31, 2016, in connection with this grant, Checkpoint re-measured this non-employee grant and recorded expense of $0.8 million, based upon a fair value of $4.39 per share in research and development expenses on the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 8, 2016, Checkpoint granted one of its Board members 50,000 shares of restricted stock under Checkpoint’s 2015 Incentive Plan. The shares will vest in three equal annual installments beginning on January 8, 2019. On March 2, 2016, pursuant to the employment agreement, Checkpoint granted an employee 50,000 shares of restricted stock under Checkpoint’s 2015 Incentive Plan. The shares will vest in three equal annual installments beginning on March 2, 2018. The shares were valued utilizing market income and cost valuation approaches. This yielded a price per share of $4.39 utilizing a risk free rate of return of 1.5 % and expected volatility of 83%. For the three months ended March 31, 2016, Checkpoint recorded stock-based compensation expense of approximately $0.3 million related to three stock grants, which is included in general and administrative expenses on the Condensed Consolidated Statements of Operations.

Avenue Therapeutics, Inc.

Avenue has a long term incentive program. During 2015, Avenue granted 1.0 million shares to its acting Chief Executive Officer, Dr. Lu, who is also Chief Financial Officer of Fortress, for services to be provided. The stock price was determined utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.146 per share. Grants issued to the consultants were fully vested. The grant issued to Dr. Lu vests 50% in four annual equal tranches of 12.5%, with the remaining 50% vesting upon the achievement of certain performance goals. In connection with these grants, for the three months ended March 31, 2016, the Company recorded approximately $5,000 as general and administrative expenses and $5,000 as research and development expenses on the Condensed Consolidated Statements of Operations.

Journey Medical Corporation

In January 2016, JMC granted 305,000 of options to its employees. The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The stock price was determined utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.5%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.65 per share. JMC does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. JMC obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on a comparison of average volatility rates of similar companies. The fair value of options granted in 2016 was estimated using the following assumptions:

For the three months ended March 31, 2016
Risk-free interest rate	1.46% - 1.82%
Expected dividend yield	-
Expected term in years	5.23-6.95
Expected volatility	96.89% - 102.05%

During the three months ended March 31, 2016, stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million. JMC also recorded approximately $35,000 related to the restricted stock granted in 2015. Expenses were recorded in general and administrative expense on the condensed Consolidated Statements of Operations.

Helocyte, Inc.

On March 28, 2016, Helocyte granted 150,000 restricted stock to its consultant. The shares will vest in four equal annual installments beginning on March 28, 2017. The stock price was determined utilizing a market approach, based upon a third party financing. Such valuation resulted in a value of $0.097 per share utilizing a volatility of 83% and a risk free rate of return of 1.5%. For the three months ended March 31, 2016, in connection with this grant, Helocyte re-measured this non-employee grant and recorded expense of $62 in research and development expenses on the condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 30, 2016, Helocyte granted 1.0 million shares to its Chief Executive Officer, for services to be provided. The shares will vest in twelve equal quarterly installments beginning on June 30, 2016. The fair market value of the stock is $0.097 per share based upon a third party valuation. In connection with this grant, for the three months ended March 31, 2016, the Company recorded approximately $500 as general and administrative expenses on the condensed Consolidated Statements of Operations.

Capital Raise

On February 23, 2016, Checkpoint closed on gross proceeds of $0.6 million, before expenses, in a private placement of shares and warrants to Opus Point Healthcare Fund GP, LLC, a fund managed by OPPM, a related party. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 3,500 shares of common stock at an exercise price of $7.00 per share, for a purchase price of $45,000 per unit. The warrants have a five year term and are only exercisable for cash. Checkpoint issued 126,640 unregistered shares of common stock and 44,324 warrants in connection with this transaction. Due to the absence of a placement agent in this transaction, the net proceeds to, and warrants issued by, Checkpoint were consistent with terms of the December 2015 third-party financing, noted above, which included the payment of fees and issuance of warrants to a placement agent.

13. Related Party Note

Related Party Service Agreement

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 12.9% and 12.2% of the Company’s issued and outstanding Common Stock as of March 31, 2016 and December 31, 2015, respectively. The Company’s Executive Vice Chairman, Strategic Development individually owns approximately 15.4% and 14.8% of the Company’s issued and outstanding Common Stock at March 31, 2016 and December 31, 2015, respectively.

Services Agreement with Opus Point Management Partners, LLC

On April 3, 2014, the Company entered into a Shared Services Agreement with OPPM in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice Chairman, Strategic Development are both Co-Portfolio Managers and Partners of OPPM. The Company incurred expense of approximately $63,000 and $40,000 under this agreement for the three months ended March 31, 2016 and 2015, respectively. The agreement can be terminated by either party with thirty days’ notice.

Shared Services Agreement with TGTX

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended March 31, 2016, the Company invoiced TGTX $0.1 million.

Desk Share Agreement with TGTX and OPPM

In September 2014, the Company entered into Desk Space Agreement, with OPPM and TGTX, to occupy 20% and 40% of the New York, NY office space that requires them to pay their share of the average annual rent of $0.5 million and $1.1 million, respectively. These initial rent allocations will be adjusted periodically for each party based upon actual percentage of the office space occupied. Additionally, the Company has reserved the right to execute desk space agreements with other third parties and those arrangements will also affect the cost of the lease actually borne by the Company.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The initial Desk Share Agreement is for 5 years. The Company took possession of the space in December 2015, commenced build out of the space, shortly thereafter and took occupancy of the space in April 2016. The Company expects the total build out costs to approximate $5.1 million and will share the costs with OPPM and TGTX under the Desk Space Agreement. At March 31, 2016, the Company paid $199,000 of prepaid rent and under the Desk Space Agreements, was reimbursed by OPPM and TGTX for their prorated share of this prepayment $39,800 and $79,800 respectively. In addition as of March 31, 2016 the Company incurred $2.3 million in connection with the build out of the space and recorded a receivable of $1.0 million due from TGTX and $0.2 million due from OPPM.

Checkpoint Collaboration Agreements with TGTX

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies. In connection with this agreement, TGTX paid Checkpoint $17,000 and $0.5 million for reimbursement of costs during the three months ended March 31, 2016 and 2015, respectively (see Note 3).

In addition, effective January 11, 2016, TGTX agreed to assume all costs associated with Checkpoint’s Sponsored Research Agreement. In connection with this agreement, Checkpoint recognized revenue of $0.3 million in the Condensed Consolidated Statements of Operations.

Founders Agreement and Management Services Agreement with Checkpoint

Effective March 17, 2015, the Company entered into a Founders Agreement with Checkpoint pursuant to which the Company assigned to Checkpoint all of its rights and interest (i) under the Company’s license agreement for the EGFR inhibitors and (ii) to a license agreement currently under negotiation, as set forth in the Founders Agreement. As consideration for the Founders Agreement, Checkpoint assumed $2.8 million in debt that the Company accumulated under the NSC Note (see Note 8) for expenses and costs of forming Checkpoint and obtaining the Dana-Farber Antibodies and the EGFR inhibitors. As additional consideration for the transfer of rights under the Founders Agreement, Checkpoint will also: (i) issue annually to the Company, on the anniversary date of the Founders Agreement, shares of Checkpoint common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of Checkpoint common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when the Company no longer has majority voting control in Checkpoint’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of  its annual net sales, payable on an annual basis, within 90 days of the end of each calendar year. In the event of a change in control (as defined in the Founders Agreement), the Company will pay a one-time change in control fee equal to five times (5x) the product of (i) monthly net sales for the 12 months immediately preceding the change in control and (ii) four and one half percent (4.5%)

Effective as of March 17, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Checkpoint and each of Checkpoint’s current directors and officers who are directors or officers of the Company to provide services to Checkpoint pursuant to the terms of the MSA. Pursuant to the terms of the MSA, for a period of five (5) years, the Company will render advisory and consulting services to Checkpoint. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Checkpoint’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Checkpoint with accountants, attorneys, financial advisors and other professionals. Checkpoint is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Checkpoint is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Checkpoint’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Checkpoint’s Board of Directors, have been contractually exempt from fiduciary duties to Checkpoint relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Checkpoint has net assets in excess of $100 million at the beginning of the calendar year.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Founders Agreement and Management Services Agreement with Avenue

Effective as of February 17, 2015, the Company entered into a Founders Agreement with Avenue pursuant to which the Company assigned to Avenue all of its rights and interest under the Company’s license agreement with Revogenex for IV Tramadol. As consideration for the Founders Agreement, Avenue assumed $3.0 million in debt that the Company accumulated under the NSC Note (see Note 8) for expenses and costs of forming Avenue and obtaining IV Tramadol license, of which $3.0 million represents the acquisition of the License Agreement. As additional consideration for the transfer of rights under the Founders Agreement, Avenue will also: (i) issue annually to the Company, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of Avenue at the time of issuance; (ii) pay an equity fee in shares of Avenue common stock, payable within five (5) business days of the closing of any equity or debt financing for Avenue or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Avenue’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of our annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), the Company will pay a one-time change in control fee equal to five (5x) times the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).

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

Founders Agreement and Management Services Agreement with Helocyte

Effective March 20, 2015, the Company entered into a Founders Agreement with Helocyte pursuant to which the Company agreed to provide the initial funding required by the COH License Agreement for PepVax and Triplex, as well as other operating capital needed to meet the Helocyte’s initial requirements. As consideration for the Founders Agreement, upon Helocyte commencing a third party financing, Helocyte will assume the Company’s accumulated debt, attributable to Helocyte’s expenses and costs associated with its formation, license acquisition and expenses, under the NSC Biotech Venture Fund I, LLC Promissory Note (“NSC Note”), or other similar debt. As additional consideration for the transfer of rights under the Founders Agreement, Helocyte will also: (i) issue annually to the Company, on the anniversary date of the Founders Agreement, shares of common stock equal to two and one half percent (2.5%) of the fully-diluted outstanding equity of Helocyte at the time of issuance; (ii) pay an equity fee in shares of Helocyte common stock, payable within five (5) business days of the closing of any equity or debt financing for Helocyte or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when Fortress no longer has majority voting control in Helocyte’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to four and one half percent (4.5%) of our annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Founders Agreement), the Company will pay a one-time change in control fee equal to five (5x) times the product of (i) monthly net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective March 20, 2015, the Company entered into a Management Services Agreement (the “MSA”) with Helocyte and each of Helocyte’s current directors and officers who are directors or officers of the Company to provide services to Helocyte pursuant to the terms of the MSA. Pursuant to the terms of the MSA, for a period of five (5) years, the Company will render advisory and consulting services to Helocyte. Services provided under the MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Helocyte’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Helocyte with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Helocyte is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, Helocyte is not obligated to take or act upon any advice rendered from Fortress and Fortress shall not be liable for any of Helocyte’s actions or inactions based upon their advice. Fortress and its affiliates, including all members of Helocyte’s Board of Directors, have been contractually exempt from fiduciary duties to Helocyte relating to corporate opportunities. In consideration for the Services, the Company will pay Fortress an annual consulting fee of $0.5 million (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year, provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Helocyte has net assets in excess of $100 million at the beginning of the calendar year.

CB Pharma Acquisition Corp.

The Company has committed to provide working capital of up to $0.5 million to CB Pharma Acquisition Corp. At March 31, 2016 and December 31, 2015, the Company has funded $0.3 million and $0.2 million, respectively, of this commitment.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Subsequent Events

Merger Agreement with National Holdings Corporation

On April 27, 2016, the Company, its wholly owned subsidiary, FBIO Acquisition, Inc. (“Acquisition Sub”), a Delaware corporation and National Holdings Corporation (“NHLD”), a Delaware corporation, entered into an Agreement and Plan of Merger (“Merger Agreement”) for the acquisition of NHLD by Acquisition Sub. Fortress entered into the transaction in part because of NHLD’s ability to finance emerging biotech transactions.

Pursuant to the Merger Agreement and upon the terms and subject to the conditions therein, Fortress has agreed to cause Acquisition Sub to commence a tender offer (the “Offer”) as promptly as practicable and in no event later that 30 days after the Financial Industry Regulatory Authority (“FINRA”) declares the application required under NASD Rule 1017 regarding the potential change of control of the broker-dealer subsidiary of NHLD as substantially complete, for all of the issued and outstanding shares of NHLD’s common stock, par value $0.02 per share at the purchase price of $3.25 per share in cash.

If more than 80% of the NHLD shares are tendered in the offer, NHLD will undergo a merger and will no longer be a public company. Following the closing of the tender offer, if less than 80% of the NHLD shares are tendered in the offer, NHLD will remain a publicly traded company. The consummation of the tender offer is not subject to any financing condition or any condition regarding any minimum number of shares being validly tendered in the offer but is subject to certain customary conditions.

Following the closing of the tender offer, regardless of the number of shares purchased, Fortress will have the right to appoint a majority of the board of NHLD.

If the Merger Agreement is terminated under certain circumstances as indicated in the Merger Agreement NHLD would be responsible for a termination fee of approximately $1.8 million and Fortress would be responsible for a termination fee of approximately $4.4 million. In addition, Fortress and NHLD would both be responsible to reimburse the other for certain transaction expenses of up to approximately $0.8 million if the Merger Agreement is terminated.

Amendment to At Market Issuance Sales Agreement

On April 28, 2016, the Company entered into an amendment to its existing At Market Issuance Sales Agreement, or Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which it extended the termination date of the Sales Agreement to August 19, 2016. This amendment did not change any other material terms of the Sales Agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “we,” “us,” “our,” “the Company” and “Fortress” refer to Fortress Biotech, Inc. and its subsidiaries.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

Since inception on June 28, 2006, we have been a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer. In 2015, as part of our growth strategy, we focused on acquiring, developing and commercializing novel pharmaceutical and biotechnology products.  We plan to continue to develop and commercialize products both within Fortress and our subsidiaries, which are sometimes referred to herein as the “Fortress Companies”.  In addition to our internal development programs, we plan to leverage our biopharmaceutical business expertise and drug development capabilities to help the Fortress Companies innovate, develop and commercialize products.  Additionally, we will provide funding and management services to each of the Fortress Companies and, from time to time, we and the Fortress Companies will seek licensing, acquisitions, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

Business Strategy

Our business approach is designed for maximum flexibility, allowing us to invest in a broad array of new technologies with clinical and commercial potential. It enables us to move quickly to take advantage of time-sensitive opportunities when necessary, and provides us with a range of options that allow us to select what we believe is the most advantageous corporate or financial structure for each investment candidate. We seek to acquire and invest in drugs, technologies and operating subsidiaries with high growth potential. We have made significant progress with our above initiatives and believe our novel business approach will provide opportunities to achieve synergies across multiple Fortress Companies.

As of March 31, 2016, we had several consolidated Fortress Companies, some of which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Journey Medical Corporation (“JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), Escala Therapeutics, Inc. (“Escala”), CB Securities Corporation and Cyprium, Inc.

Recent Events

In March 2016, Helocyte entered into an Investigator-Initiated Clinical Research Support Agreement with the City of Hope National Medical Center (“COH”) to support a Phase 2 clinical study of its PepVax immunotherapy for CMV control in allogeneic stem cell transplant recipients. Phase 2 study is additionally supported by grants from the National Cancer Institute.

In February 2016, Checkpoint repaid its NSC Debt of $2.8 million.

In January 2016, JMC entered into a product license and supply agreement with a third party to distribute a prescription wound cream. Also in January 2016, JMC entered into a distribution agreement with a third party to distribute an emollient for the treatment of various types of dermatitis. Both products will be sold under the Journey name.

In February 2016, Helocyte entered into a Clinical Trial Agreement with the COH, to support a Phase 2 clinical study of its Triplex immunotherapy for CMV control in allogeneic stem cell transplant recipients. The Phase 2 study is additionally supported by grants from the National Cancer Institute.

Results of Operations

General

To date, we have had revenues of $0.7 million, including $0.3 million from a licensing agreement between Checkpoint and TG Therapeutics, Inc. (“TGTX”), a related party, and $0.4 million in connection with JMC’s co-promote agreement to sell a 2% topical lotion, Dermasorb HC™, for the treatment of corticosteroid-responsive dermatoses and, at March 31, 2016, we had an accumulated deficit of $202.4 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Also included in research and development expense is the total purchase price for the licenses acquired during the applicable reporting period.

For the three months ended March 31, 2016 and 2015, research and development expenses were approximately $7.7 million and $1.6 million, respectively. Additionally, during the three months ended March 31, 2016 and 2015, we expensed $83,000 and $7.4 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2016 and 2015, was $1.3 million and $0.3 million, respectively.

Included in the $7.7 million and $1.6 million figures for the three months ended March 31, 2016 and 2015, respectively, are the following subsidiary level expenses related to license development: Avenue: $0.4 million and $25,000; Checkpoint: $1.5 million and $20,000; Escala: $0.4 million and nil; Helocyte: $2.0 million and nil; and Mustang $0.5 million and nil. Additionally for the three months ended March 31, 2016 and 2015, expenses related to CNDO-109 and TSO were $0.5 million and $0.2 million, and $0.1 million and $0.1 million respectively. Also included in research and development expenses for the three months ended March 31, 2016 and 2015, were $0.8 million of employee costs.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended March 31, 2016 and 2015, general and administrative expenses were approximately $7.9 million and $3.5 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months ended March 31, 2016 and 2015, was $1.6 million and $1.2 million, of which $1.1 million and $1.2 million relates to Fortress, $0.2 million and nil relates to JMC and $0.3 million and nil relates to Checkpoint, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

Included in the remaining $6.3 million and $2.3 million figures for the three months ended March 31, 2016 and 2015, respectively are the following subsidiary level expenses: JMC: $1.7 million and $0.5 million; Checkpoint: $0.6 million and $0.1 million; Helocyte: $0.3 million and $24,000; Mustang: $0.2 million and NIL. Also included in general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively were $3.5 million and $1.7 million of employee costs, costs related to building our business development infrastructure and professional fees.

•	support of our expanded research and development activities;
•	support of business development activities; and

•	an expanding infrastructure and increased professional fees and other costs associated therewith

Comparison of three months ended March 31, 2016 and 2015

	For the Three Months Ended March 31,		Change
($ in thousands)	2016	2015	$	%
Revenue	$383	$-	$383	100%
Revenue - from a related party	277	500	(223)	(45)%
Total revenue	660	500	160	32%

Operating expenses
Research and development	7,736	1,642	6,094	371%
Research and development – licenses acquired	83	7,439	(7,356)	(99)%
General and administrative	7,932	3,490	4,442	127%
Total operating expenses	15,751	12,571	3,180	25%
Loss from operations	(15,091)	(12,071)	(3,020)	25%

Other income (expenses)
Interest income	75	82	(7)	(9)%
Interest expense	(620)	(331)	(289)	87%
Change in fair value of subsidiary's warrant liabilities	(89)	-	(89)	100%
Change in fair value of investments	(918)	(215)	(703)	327%
Total other expenses	(1,552)	(464)	(1,088)	234%
Net loss	(16,643)	(12,535)	(4,108)	33%

Less: net loss attributable to non-controlling interest	4,438	479	3,959	827%
Net loss attributable to common stockholders	$(12,205)	$(12,056)	$(149)	1%

Total revenues increased $0.2 million or 32% from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase in revenue is related to our receipt of $0.4 million in connection with JMC’s co-promote agreement to sell a 2% topical lotion, Dermasorb HC™, for the treatment of corticosteroid-responsive dermatoses offset by a decrease in collaboration revenue between Checkpoint and TGTX.

Research and development expenses increased $6.1 million, or 371%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. $4.8 million of the increase is attributable to the development of our subsidiary licenses as follows: $0.4 million for Avenue related to their PK study for IV Tramadol; $1.5 million for Checkpoint, comprised of $0.8 million related to the development of the license agreement with Dana-Farber to develop a portfolio of fully human immuno-oncology targeted antibodies and $0.7 million related Checkpoint’s agreement with NeuPharma to develop and commercialize novel irreversible, third generation epidermal growth factor receptor or EGFR; $2.0 million related to sponsored research agreement for Helocyte with COH; $0.5 million associated with Mustang related to their sponsored research agreement with COH; $0.4 million for Escala for the funding of their research programs with the NIH. In addition expenses related to CNDO -109 increased by $0.3 million, as a result of a milestone payment due University College of London for completion of the Phase 1 study. Additionally, non-cash compensation expenses increased by $1.0 million during the three months ended March 31, 2015 and 2016. The increase is primarily related to the increase $0.8 million of expenses related to the stock grant by Checkpoint to a consultant and $0.3 million related to the new grant made to our Senior Vice President of research and development.

During the three months ended March 31, 2016, we invested $83,000 in new research and development programs purchased by Helocyte compared with $7.4 million for the acquisition of licenses during the three months ended March 31, 2015, for IV Tramadol for Avenue of $2.0 million, Checkpoint $2.0 million for the DFCI antibodies and EGFRs from NeuPharma, $2.2 million for Mustang for CAR-T from the City of Hope, Coronado SO $1.2 million for Uracil Topical Cream in the three months ended March 31, 2015.

General and administrative expenses increased $4.4 million, or 127%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase is largely due to a $1.2 million increase related to the building of our sales and marketing infrastructure at JMC and the hiring of an out-sourced sales force. An additional increase of $0.9 million is related to an increase in headcount, excluding JMC, of which $0.2 million relates to Checkpoint, $0.1 million to Helocyte and $0.6 million related to head count increases for our business development infrastructure. Professional fees increased by $1.4 million primarily related to business development outreach as well as related to accounting, formation and filing costs associated with our subsidiaries. Rent expense increased by $0.6 million upon the commencement of our lease for our new offices in New York City. Stock-compensation expense increased by $0.4 million as a result of grant made to JMC and Checkpoint employees.

Interest expense increased $0.3 million, or 87%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase in interest is related a full quarter of interest expense incurred in the first quarter of 2016, as well as the acceleration of unamortized debt discount related to the repayment of Checkpoint’s debt, compared to approximately one month of interest in the first quarter of 2015.

Non-controlling interest increased $4.0 million, or 827%, from the three months ended March 31, 2015 to the three months ended March 31, 2016 this increase reflects the increase in costs related to our subsidiaries.

Liquidity and Capital Resources

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

Cash Flows for the Three Months Ended March 31, 2016 and 2015

	For the Three Months Ended March 31,
($ in thousands)	2016	2015
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(11,637)	$(1,905)
Investing activities	(2,703)	(8,287)
Financing activities	(2,427)	9,361
Decrease in cash and cash equivalents	$(16,767)	$(831)

Operating Activities

Net cash used in operating activities increased $9.7 million from the three-month period ended March 31, 2015, compared to the three-month period ended March 31, 2016. The increase is primarily due to increased general and administrative expenses.

Investing Activities

Net cash used in investing activities decreased $5.6 million from the three-month period ended March 31, 2015, compared to the three-month period ended March 31, 2016. The decrease is primarily due to no licenses being acquired in 2016, offset by the build-out of the New York City office.

Financing Activities

Net cash used in financing activities was $2.4 million for the three-month period ended March 31, 2016, compared to $9.4 million of net cash provided by financing activities for the three-month period ended March 31, 2015. During the first quarter of 2016, we paid-off $2.8 million of the NSC Note, from which the proceeds of $10.0 million were received in February of 2015.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed on our annual report on Form 10-K for the year ended December 31, 2015.

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

Based on our analysis, as of March 31, 2016, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2016, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

In addition to the other information in this Quarterly Report on Form10-Q, including the risk factors set forth below, you should carefully consider the additional risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). The risks described herein and in our 2015 Form 10-K are not the only risks we may face. If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material actually occur, our business, financial condition, results of operations, cash flows, and liquidity could be materially and adversely affected. In our judgment, other than as set forth below, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2015 Form 10-K.

If all or substantially all of the National Holdings Corporation stockholders tender their shares in connection with our proposed acquisition of National Holdings Corporation, our liquidity may be strained requiring us to seek additional sources of financing which might not be available on a timely or favorable basis and could, as a result, significantly curtail or delay certain aspects of our business and materially affect our financial condition and results of operations.

On April 27, 2016, we entered into an Agreement and Plan of Merger with FBIO Acquisition, Inc., a wholly owned subsidiary of Fortress (“Acquisition Sub”), and National Holdings Corporation (“NHLD”) providing for the acquisition of NHLD by Acquisition Sub (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, we agreed to cause Acquisition Sub to commence a tender offer for all the issued and outstanding shares of NHLD’s common stock at a purchase price of $3.25 per share.  As of February 12, 2016, NHLD had 12,440,035 shares outstanding. If all or substantially all of the NHLD stockholders tender shares to Acquisition Sub, payment may strain our liquidity, which in turn could have material adverse effects on our business, including:

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments related to the Merger Agreement, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	restricting us from making additional strategic acquisitions or exploiting business opportunities; and
•	placing us at a disadvantage compared to our competitors that have more available cash.

As a result, we may need to raise additional capital through the issuance of debt or equity securities.  We cannot guarantee that future capital will be available in sufficient amounts or on terms acceptable to us, if at all.   Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity would dilute all of our stockholders. The incurrence of additional indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our or our subsidiaries’ product candidates or otherwise agree to terms unfavorable to us. If we are unable to obtain necessary debt or equity financing on a timely and favorable basis, we may be required to significantly curtail or delay certain aspects of our business, which could materially affect financial condition and results of operations.

If we acquire companies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our Common Stock.

As part of our growth strategy, we might acquire, enter into joint ventures with, or make investments in other companies. Acquisitions, such as our proposed acquisition of NHLD, and investments involve numerous risks, including:

•	risk of entering new markets in which we have little to no experience;
•	successfully negotiating the proposed acquisitions timely and at a price or on terms and conditions favorable to us;
•	the impact of regulatory reviews on the proposed acquisitions;
•	the outcome of any legal proceedings that may be instituted with respect to the proposed acquisitions;
•	difficulties in integrating operations, technologies, services and personnel;
•	diversion of financial and managerial resources from existing operations; and
•	potential inability to maintain relationships with customers of the acquired companies.

If we fail to properly evaluate acquisitions or investments, we might not achieve the anticipated benefits of any such acquisitions or investments, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities.

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

FORTRESS BIOTECH, INC.

May 10, 2016	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 10, 2016	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Information of CB Pharma Acquisition Corp.
101.INS	XBRL Instance Documents
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document