Form 10-Q
period 2016-09-30
Fortress Biotech, Inc.
filed 2016-11-09
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, there were 48,875,087 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$82,537	$98,182
Accounts receivable	5,007	-
Cash deposits with clearing organizations	1,030	-
Receivables from broker-dealers and clearing organizations	1,607	-
Securities owned, at fair value	2,178	-
Inventory	123	-
Other receivables - related party	1,545	156
Prepaid expenses and other current assets	4,556	1,599
Total current assets	98,583	99,937

Property and equipment, net	6,957	309
Restricted cash	15,859	14,586
Long-term investments, at fair value	685	2,485
Intangible assets, net	1,550	1,250
Goodwill	21,739	-
Other assets	48	43
Total assets	$145,421	$118,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,831	$10,438
Accrued commissions and payroll payable	14,029	-
Deferred clearing and marketing credits	1,007	-
Interest payable	68	27
Derivative warrant liability	951	114
Other current liabilities	707	-
Total current liabilities	38,593	10,579

Notes payable, long-term (net of debt discount of $2,764 and $835 at September 30, 2016 and December 31, 2015, respectively)	24,373	23,174
Subsidiary convertible note, at fair value	3,031	-
Other long-term liabilities	4,583	584
Total liabilities	70,580	34,337

Commitments and contingencies

Stockholders' equity
Convertible Preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 48,875,087 and 47,147,032 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	49	47
Additional paid-in-capital	264,397	246,955
Accumulated deficit	(227,820)	(190,156)
Total stockholders' equity attributed to the Company	36,626	56,846

Non-controlling interests	38,215	27,427
Total stockholders' equity	74,841	84,273
Total liabilities and stockholders' equity	$145,421	$118,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Product revenue, net	$429	$-	$1,793	$-
Revenue - from a related party	546	25	2,072	525
Total revenue	975	25	3,865	525

Cost of goods sold - product revenue	41	-	365	-
Gross margin	934	25	3,500	525

Operating expenses
Research and development	7,316	9,073	21,416	13,172
Research and development - licenses acquired	1,000	1,895	3,143	10,882
General and administrative	8,864	7,129	25,414	14,376
Total operating expenses	17,180	18,097	49,973	38,430
Loss from operations	(16,246)	(18,072)	(46,473)	(37,905)

Other income (expenses)
Interest income	89	39	241	195
Interest expense and financing fees	(689)	(350)	(1,838)	(1,033)
Change in fair value of derivative liabilities	(16)	-	(105)	-
Change in fair value of subsidiary convertible note	(13)	-	(13)	-
Change in fair value of investments	(81)	(1,472)	(1,800)	(65)
Total other expenses	(710)	(1,783)	(3,515)	(903)
Net loss	(16,956)	(19,855)	(49,988)	(38,808)

Less: net loss attributable to non-controlling interests	3,975	1,694	12,324	2,416
Net loss attributable to common stockholders	$(12,981)	$(18,161)	$(37,664)	$(36,392)

Basic and diluted net loss per common share	$(0.32)	$(0.46)	$(0.94)	$(0.93)

Weighted average common shares outstanding-basic and diluted	40,128,475	39,412,056	39,885,685	39,038,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

 (Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2015	47,147,032	$47	$246,955	$(190,156)	$27,427	$84,273
Stock-based compensation expense	-	-	8,792	-	-	8,792
Issuance of restricted stock	1,564,241	2	(2)	-	-	-
Cashless exercise of warrants	12,633	-	-	-	-	-
Subsidiary's offering, net	-	-	11,652	-	-	11,652
Issuance of subsidiaries' common shares for license expenses	-	-	48	-	-	48
Issuance of common stock for At-the-Market offering	150,556	-	434	-	-	434
At-the-market offering cost	-	-	(49)	-	-	(49)
Issuance of common stock under ESPP	33,958	-	81	-	-	81
Cancellation of restricted stock	(33,333)	-	-	-	-	-
Beneficial conversion feature related to Opus Credit Facility	-	-	1,881	-	-	1,881
Non-controlling interest in subsidiaries	-	-	(5,395)	-	5,395	-
Non-controlling interest related to National	-	-	-	-	17,717	17,717
Net loss attributable to non-controlling interests	-	-	-	-	(12,324)	(12,324)
Net loss attributable to common stockholders	-	-	-	(37,664)	-	(37,664)
Balance at September 30, 2016	48,875,087	$49	$264,397	$(227,820)	$38,215	$74,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(49,988)	$(38,808)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	240	17
Noncash interest expense	-	167
Amortization of debt discount	586	143
Amortization of product revenue license fee	50	-
Stock-based compensation expense	8,792	11,896
Issuance of subsidiaries' common shares for license expenses	48	-
Financing fees on Helocyte Convertible Note, at fair value	491	-
Change in fair value of investments	1,800	65
Change in fair value of derivative liabilities	105	-
Change in fair value of subsidiary convertible note	13	-
Research and development-licenses acquired, expense	3,095	9,923
Unrealized (gain) loss on marketable securities	-	(11)
Changes in operating assets and liabilities:
Accounts receivable	(118)	-
Inventory	(123)	-
Other receivables - related party	(1,389)	(69)
Prepaid expenses and other current assets	(797)	(325)
Accounts payable and accrued expenses	5,364	4,375
Interest payable	41	(2)
Other long-term liabilities	3,948	(687)
Net cash used in operating activities	(27,842)	(13,316)

Cash Flows from Investing Activities:
Net cash acquired in acquisition of National	4,626	-
Purchase of marketable securities, at fair value	-	(19,938)
Purchase of research and development licenses	(3,095)	(9,923)
Purchase of property and equipment	(5,756)	(94)
Purchase of license	(350)	(1,250)
Security deposits funded	(5)	-
Investment in Origo Acquisition Corp.	(175)	(130)
Net cash used in investing activities	(4,755)	(31,335)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	-	216
Proceeds from issuance of common stock under ESPP	81	26
Proceeds from subsidiary's offering	13,016	12,575
Payment of costs related to subsidiary's public offering	(1,364)	(1,507)
Proceeds from at-the-market offering	434	-
Payment of cost related to at-the-market offering	(49)	-
Payment of NSC note	(2,792)	-
Proceeds from NSC note	-	10,000
Payment of debt issuance costs associated with NSC Note	-	(855)
Proceeds from Helocyte Convertible Note	3,018	-
Payment of debt issuance costs associated with Helocyte Convertible Note	(392)	-
Proceeds from Opus Credit Facility	5,000	-
Proceeds from IDB Note	920	-
Transfer of restricted cash	(920)	-
Net cash provided by financing activities	16,952	20,455

Net decrease in cash and cash equivalents	(15,645)	(24,196)
Cash and cash equivalents at beginning of period	98,182	49,759
Cash and cash equivalents at end of period	$82,537	$25,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)

(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$238	$80

Supplemental disclosure of non-cash financing and investing activities:
Issuance of restricted stock	$2	$1
Issuance of warrant liabilities in conjunction with NSC debt	$634	$-
Beneficial conversion feature related to Opus Credit Facility	$1,881	$-

Acquisition of National
Goodwill	$(21,739)	$-
Accounts receivable	(4,889)	-
Cash deposits with clearing organizations	(1,030)	-
Receivables from broker-dealers and clearing organizations	(1,607)	-
Securities owned, at fair value	(2,178)	-
Prepaid expenses and other current assets	(1,985)	-
Property and equipment, net	(1,132)	-
Restricted cash	(353)	-
Accounts payable and accrued expenses	6,079	-
Accrued commissions and payroll payable	14,029	-
Deferred clearing and marketing credits	1,007	-
Other current liabilities	707	-
Non-controlling interests	17,717	-
Net cash acquired in acquisition of National	$4,626	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. Fortress develops and commercializes products both within Fortress and through certain of our subsidiary companies, also referred to herein as the “Fortress Companies.” Additionally, the Company recently acquired a controlling interest in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”). In addition to its internal development programs, the Company leverages its biopharmaceutical business expertise and drug development capabilities and provides funding and management services to help the Fortress Companies achieve their goals. The Company and the Fortress Companies may seek licensings, acquisitions, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

As of September 30, 2016, the Company has several consolidated Fortress Companies, some of which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Journey Medical Corporation (“JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”) and Escala Therapeutics, Inc. (“Escala”). In addition to the foregoing companies and National, Fortress also maintains ownership positions in subsidiaries with minimal activity, including Innmune Limited, CB Securities Corporation (which holds investments classified as cash and cash equivalents in 2016 and 2015), Cellvation, Inc. and Cyprium Therapeutics, Inc.

National Holdings Corporation

On September 9, 2016, the Company purchased approximately 56% of NHLD’s common stock, par value $0.02 per share, at the purchase price of $3.25 per share in cash for a total purchase price of approximately $22.9 million (see Note 3).

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year for each of the Company, Checkpoint, Mustang and National. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2016, from which the Company derived the balance sheet data at December 31, 2015 as well as National’s Form 10-K, which was filed with the SEC on December 28, 2015, Checkpoint’s Form 10G/A, filed with the SEC on August 19, 2016, and Mustang’s Form 10G/A, filed with the SEC on October 18, 2016.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: NHLD, Innmune Limited, Coronado SO, Cyprium Therapeutics, Inc., Escala, JMC, CB Securities Corporation, Avenue, Checkpoint, Mustang, Helocyte and Cellvation, Inc. All intercompany balances and transactions have been eliminated.

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

The National assets acquired and liabilities assumed as of September 9, 2016 are based upon estimated assets and liabilities as of September 9, 2016.  The Company did not include revenues or expenses from the period from September 9, 2016 to September 30, 2016 as such amounts would be immaterial to the unaudited condensed consolidated financial statements.  The Company believes National’s assets acquired and liabilities assumed as of September 9, 2016 approximate such balances as of September 30, 2016.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fortress Summary of Significant Accounting Policies

Use of Estimates

The Company’s unaudited condensed consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived and intangible assets, fair value measurements, stock-based compensation, common stock issued to acquire licenses, investments, accrued expenses, derivative warrant liabilities, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities. The carrying value of the amount owed to Ovamed GmbH (“Ovamed”) upon the acquisition of certain manufacturing rights in December 2012 under the amendment to the Company’s sublicense agreement with Ovamed has been recorded at its net present value, which approximates its fair value. The amounts due to Ovamed are included in current liabilities at September 30, 2016 and at December 31, 2015 on the Condensed Consolidated Balance Sheets (see Note 12).

On August 1, 2016, the Company entered into a Settlement and Forbearance Agreement with Ovamed to settle contractual obligations of approximately $1.9 million. Under the terms of the agreement, within ten days of execution of the agreement, the Company paid $1.1 million during the third quarter of 2016, to be followed in nine months by a second payment of $0.8 million. The combined settlement amount reflects a payment of an obligation previously recorded by the Company.

Segment Reporting

Consistent with the increase in JMC’s operations as of April 1, 2016 and the investment in NHLD as of September 9, 2016, the Company now operates in three operating and reportable segments, Dermatology Product Sales, Pharmaceutical and Biotechnology Product Development and National. There are no significant inter-segment sales. The Company evaluates the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. In addition, no revenues or expenses were recorded by National from September 9, 2016 to September 30, 2016 (see Note 20).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2016 and at December 31, 2015 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of September 30, 2016, the Company has $15.5 million of restricted cash collateralizing a note payable of $14.9 million (see Note 11) and a pledge to secure a letter of credit in connection with an office lease of $0.6 million.

Inventories

Inventories comprise finished goods, which are valued at the lower of cost or market, on a first-in, first-out basis. The Company evaluates the carrying value of inventories on a regular basis, taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand.

Accounts Receivable

Accounts receivable consists of amounts due to the Company for product sales from JMC. The Company’s accounts receivable reflects discounts for estimated early payment and for product estimated returns. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. Accounts receivable are net of allowance for doubtful accounts of $0, at September 30, 2016 and December 31, 2015.

Investments at Fair Value

The Company elects the fair value option for its long-term investments at fair value (see Note 7). The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument-by-instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of investments in the Condensed Consolidated Statements of Operations.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value Option

As permitted under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its Helocyte convertible notes that were issued during 2016. In accordance with ASC 825, the Company records these convertible notes at fair value with changes in fair value recorded in the Condensed Consolidated Statement of Operations. As a result of applying the fair value option, direct costs and fees related to the Helocyte convertible notes were recognized in earnings as incurred and were not deferred.

Accounting for Warrants at Fair Value

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The fair value of warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, since “down-round protection” is not an input into the calculation of the fair value of warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Company assessed the classification of warrants (the “Helocyte Warrants”) issued, in connection with the Helocyte convertible note financing in June 2016 and September 2016, and determined that the Helocyte Warrants met the criteria for liability classification. Accordingly, the Company classified the Helocyte Warrants as a liability at their fair value and adjusts the instruments to fair value at each balance sheet date until the warrants are exercised or expired. Any change in the fair value of the Helocyte Warrants is recognized as “change in the fair value of warrant liabilities” in the Condensed Consolidated Statements of Operations.

Opus Credit Facility, with Detachable Warrants

The Company accounts for the Opus Credit Facility with detachable warrants in accordance with ASC 470, Debt. The Company assessed the classification of its common stock purchase warrants as of the date of the transaction and determined that such instruments meet the criteria for equity classification. The warrants are reported on the Condensed Consolidated Balance Sheets as a component of additional paid in capital within stockholders’ equity.

The Company recorded the related issue costs and value ascribed to the warrants as a debt discount of the Opus Credit Facility. The discount is amortized utilizing the effective interest method over the term of the Opus Credit Facility. The unamortized discount, if any, upon repayment of the Opus Credit Facility will be expensed to interest expense. In accordance with ASC Subtopic 470-20, the Company determined the effective interest rate of the debt was 39.49%. The Company has also evaluated the Opus Credit Facility and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation (see Note 11).

Issuance of Debt and Equity

The Company issues complex financial instruments which include both equity and debt features. The Company analyzes each instrument under ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging and, ASC 470, Debt, in order to establish whether such instruments include any embedded derivatives.

Valuation of Warrants Related to NSC Note

In accordance with ASC 815, the Company classified the fair value of the warrants granted in connection with the NSC Note transferred to Avenue effective February 2015 (the “Contingently Issuable Warrants”) as a derivative liability. The Company valued these Contingently Issuable Warrants using an option pricing model and used estimates for an expected dividend yield, a risk-free interest rate, and expected volatility together with management’s estimate of the probability of issuance of the Contingently Issuable Warrants (see Note 7 and Note 11). At each reporting period, as long as the Contingently Issuable Warrants were potentially issuable and there was a potential for an insufficient number of authorized shares available to settle the Contingently Issuable Warrants, these Contingently Issuable Warrants will be revalued, and any difference from the previous valuation date would be recognized as a change in fair value of derivative liabilities in the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recognizing Assets Acquired and Liabilities Assumed in a Business Combination

Acquired assets and assumed liabilities are recognized in a business combination on the basis of their fair values at the date of acquisition. The Company assesses fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including income approaches such as present value techniques or cost approaches such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, the Company determines the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets.

Goodwill, Intangible Assets and Long Lived Assets

Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on October 1st or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, it is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the reporting unit's goodwill.

The fair value of reporting units is based on widely accepted valuation techniques that the Company believes market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The methodologies the Company utilizes in estimating the fair value of reporting units include market valuation methods that incorporate price-to-earnings and price-to-book multiples of comparable exchange traded companies and multiples of merger and acquisitions of similar businesses. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

Intangible assets deemed to have finite lives are amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company will perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company would recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Deferred Financing Costs

Financing costs incurred in connection with the promissory note for $15.0 million in favor of Israel Discount Bank (“IDB”) and the note in favor of National Securities Corporation’s NSC Biotech Venture Fund I LLC (the “NSC Note”) are now recorded as a reduction of principal balance due to ASU No. 2015-3 and are amortized over the appropriate expected life based on the term of the NSC Note using the effective interest rate method.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Reimbursement Arrangements and Collaborative Arrangements

Checkpoint is reimbursed by TG Therapeutics, Inc. (“TGTX”), a related party, for TGTX’s share of the cost of the license and product research and development under their collaboration and sublicense agreements. The gross amount of these reimbursed costs is reported as revenue in the Condensed Consolidated Statements of Operations, since the Company acts as a principal, bears credit risk and may perform part of the services required in the transactions. Consistent with ASC 605-45, Revenue Recognition - Principal Agent Considerations, these reimbursements are treated as revenue by the Company. The actual expenses creating the reimbursements are reflected as expenses in the condensed consolidated financial statements.

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

Revenue Recognition - Milestone Method

The Company follows ASC 605-28, Revenue Recognition-Milestone Method to evaluate whether each milestone under a license agreement is substantive. This evaluation includes an assessment of whether (i) the consideration is commensurate with either (a) the entity's performance to achieve the milestone, or (b) the enhancement of the value of the delivered item as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. In making this assessment the Company evaluates factors such as the preclinical, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. If a substantive milestone is achieved, the Company would recognize revenue related to the milestone in its entirety in the period in which the milestone was achieved, assuming all other revenue recognition criteria were met.  Commercial milestones would be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model or 409A valuations, as applicable. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests (see Note 13).

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These aspects of ASU No. 2016-09 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted provided that all of the guidance is adopted in the same period. The Company is currently evaluating the impact of ASU No. 2016-09 on the condensed consolidated financial statements and related disclosures.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU No. 2016-10”). The new guidance is an update to ASC 606 and provides clarity on identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company does not expect ASU No. 2016-10 to have a material effect on the condensed consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its condensed consolidated statements of cash flows.

Additional Summary of Significant Accounting Policies - National

Principals of Consolidation

The consolidated financial statements include the accounts of National and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Commission revenue represents commissions generated by National's financial advisors for their clients' purchases and sales of mutual funds, variable annuities, general securities and other financial products, most of which is paid to the advisors as commissions for initiating the transactions.

Commission revenue is generated from front-end sales commissions that occur at the point of sale, as well as trailing commissions. National recognizes front-end sales commission revenue and related clearing and other expenses on transactions introduced to its clearing brokers on a trade date basis. National also recognizes front-end sales commissions and related expenses on transactions initiated directly between the financial advisors and product sponsors upon receipt of notification from sponsors of the commission earned. Commission revenue also includes 12b-1 fees, and variable product trailing fees, collectively considered as trailing fees, which are recurring in nature. These trailing fees are earned by National based on a percentage of the current market value of clients' investment holdings in trail eligible assets. Because trail commission revenues are generally paid in arrears, management estimates commission revenues earned during each period. These estimates are based on a number of factors including investment holdings and the applicable commission rate and the amount of trail commission revenue received in prior periods. Estimates are subsequently adjusted to actual based on notification from the sponsors of trail commissions earned.

Net dealer inventory gains, which are recorded on a trade-date basis, include realized and unrealized net gains and losses resulting from the National's principal trading activities.

Investment banking revenues consist of underwriting revenues, advisory revenues and private placement fees. Underwriting revenues arise from securities offerings in which National acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Underwriting revenues are recorded at the time the underwriting is completed and the income is reasonably determined. Management estimates National's share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically within 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customers’ assets under management, may be billed monthly or quarterly and are recognized as earned.

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

Transfer fees and fees for clearing services, which are recorded on a trade date basis, are principally charged to the broker on customer security transactions.

Tax preparation and accounting fees are recognized upon completion of the services.

Securities

Securities owned and securities sold, but not yet purchased, are recorded at fair value. Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. See Note 7 for fair value and classification of securities.

Deferred Clearing and Marketing Credits

Deferred clearing credit represents a clearing fee rebate from National Financial Services (“NFS”), one of National’s clearing brokers, which is being recognized pro rata as a reduction of clearing charges over the term of the clearing agreement which expires in 2022. At September 9, 2016, the deferred credit amounted to $687,000.

Deferred marketing credit represents a marketing rebate from NFS, which is being recognized pro rata as a reduction of marketing expenses over the term of the clearing agreement which expires in 2022. At September 9, 2016, the deferred credit amounted to $321,000.

Reimbursement of Expenses

National incurs certain costs on behalf of its financial advisors including those for insurance, professional registration, technology and information services and legal services, amongst others, which are charged back to the advisors. It is National’s policy to record the reimbursement as a reduction of the respective operating expense.

Legal Reserves

In the normal course of business, National has been named, from time to time, as a defendant in legal and regulatory proceedings. National is also involved, from time to time, in other exams, investigations and similar reviews (both formal and informal) by governmental and self-regulatory agencies regarding its businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions.

National recognizes a liability for a contingency in accrued expenses and other liabilities when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management. National believes that any other matters for which it has determined a loss to be probable and reasonably estimable are not material to the condensed consolidated financial statements.

In many instances, it is not possible to determine whether any loss is probable or even possible or to estimate the amount of any loss or the size of any range of loss. National believes that, in the aggregate, the pending legal actions or regulatory proceedings and any other exams, investigations or similar reviews (both formal and informal) should not have a material adverse effect on the consolidated results of operations, cash flows or financial condition. In addition, National believes that any amount that could be reasonably estimated of potential loss or range of potential loss in excess of what has been provided in the condensed consolidated financial statements is not material.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. National Holdings Corporation

On April 27, 2016, the Company entered into an Agreement and Plan of Merger with National and a wholly owned subsidiary of the Company, providing for the acquisition of National (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, the Company agreed to cause its wholly owned subsidiary to commence a tender offer for all the issued and outstanding shares of National’s common stock, par value $0.02 per share, at a purchase price of $3.25 per share (the “Offer”). Upon expiration of the Offer on September 9, 2016 (and the subsequent settlement period), a total of approximately 7 million shares were validly tendered, representing approximately 56% of the outstanding shares of National on a fully-diluted basis. The aggregate consideration paid by Fortress in the Offer was approximately $22.9 million, without giving effect to related transaction fees and expenses. Fortress funded the payment with cash on hand.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of the acquisition:

($ in thousands)
Assets
Cash and cash equivalents	$27,498
Accounts receivable	4,889
Cash deposits with clearing organizations	1,030
Receivable from brokers, dealers and clearing agencies	1,607
Securities owned, at fair value	2,178
Prepaid expenses and other current assets	1,985
Property and equipment	1,132
Restricted cash	353
Goodwill	21,739
Total assets	62,411

Liabilities
Accrued compensation payable	$14,029
Accounts payable and accrued expenses	6,079
Deferred clearing and marketing credits	1,007
Other current liabilities	707
Total liabilities assumed	21,822
Non-controlling interests	17,717
Net assets acquired	$22,872

Cash and cash equivalents from National	$27,498
Cash to NHLD Shareholders (Tender Offer)	22,872
Net cash acquired in acquisition of National	$4,626

The estimated fair values of the assets acquired and liabilities assumed will be finalized as further information is received regarding these items and analysis of this information is completed. The Company preliminarily recognized $21.7 million of goodwill and does not expect goodwill be deductible for tax purposes.

National's results of operations have not been included in the consolidated financial statements prospectively from the date of acquisition, because we have elected to record National’s financial results in operations under a three month lag. The following unaudited pro forma financial data assumes the acquisition had occurred at the beginning of January 1, 2015. Pro forma results have been prepared by adjusting its historical results to include National's results of operations. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of January 1, 2015, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,
($ in thousands)	2016	2015
Total revenues	$47,317	$42,360
Net loss attributable to common stockholders	(12,962)	(17,797)
Loss per share:
Basic	$(0.32)	$(0.45)
Diluted	$(0.32)	$(0.45)

	Nine Months Ended September 30,
($ in thousands)	2016	2015
Total revenues	$131,862	$126,976
Net loss attributable to common stockholders	(37,355)	(34,985)
Loss per share:
Basic	$(0.94)	$(0.90)
Diluted	$(0.94)	$(0.90)

4. Broker-Dealers and Clearing Organizations and Other Receivables

At September 9, 2016, the receivables of $1.6 million from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with National’s retail brokerage business as well as asset based fee revenue associated with National’s asset management advisory business. Accounts receivables at September 9, 2016 includes $1.8 million of forgivable loan receivables and $3.1 million of other receivables, which principally represent trailing commissions, tax and accounting fees and investment banking fees and are net of an allowance for uncollectable accounts of $782,000.

5. Forgivable Loans Receivable

From time to time, National's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest rates ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2020. Forgiveness of loans amounted to $1.8 million as of September 9, 2016, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable.

National provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of September 9, 2016, no allowance for doubtful accounts was required.

There were no unamortized loans outstanding attributable to registered representatives who ended their affiliation with the National broker dealer subsidiaries prior to the fulfillment of their obligation.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Property and Equipment

Fortress's property and equipment, exclusive of National's property and equipment consisted of the following:

		September 30,	December 31,
($ in thousands)	Useful Life (Years)	2016	2015
Computer equipment	3	$436	$13
Furniture and fixtures	5	788	69
Leasehold improvements	5	164	21
Construction in progress (1)	15	4,733	274
Total property and equipment		6,121	377
Less: Accumulated depreciation		(296)	(68)
Property and equipment, net		$5,825	$309

(1) For build-out of the Company's new office in New York, NY.

Fortress's depreciation expense for the three months ended September 30, 2016 and 2015 was approximately $154,000 and $6,000, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

Fortress's depreciation expense for the nine months ended September 30, 2016 and 2015 was approximately $240,000 and $17,000, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

National’s preliminary property and equipment, at fair value as of September 9, 2016 consisted of the following:

	September 9,	Estimated Useful
($ in thousands)	2016	Lives (in years)
Equipment	$532	5
Furniture and fixtures	65	5
Leasehold improvements	259	Lesser of useful life or term of lease
Capital Leases (primarily composed of computer equipment)	276	5
Property and equipment, net	$1,132

7. Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Laser Device for Treatment of Migraine Headache

On March 17, 2014, the Company invested $250,000 for a 35% ownership position in a third-party company developing a laser device to treat migraine headaches. The Company elected the fair value option for recording this investment. In conjunction with this investment, the Company received 13,409,962 Class A Preferred Units in the third-party company, representing 83% of the total 16,091,954 Class A Preferred Units. The fair value of this investment was $250,000 as of September 30, 2016 and December 31, 2015. The value of the Company’s investment was determined based on a valuation which takes into consideration, when applicable, cash paid, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. Based on these inputs at September 30, 2016, the fair value of the Company’s investment approximated cost.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Origo Acquisition Corporation (formerly CB Pharma Acquisition Corporation)

On June 10, 2016 CB Pharma Acquisition Corp (“CB Pharma”) held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders approved each of the following items: (i) an amendment to the CB Pharma’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which CB Pharma has to consummate a business combination from June 12, 2016 to December 12, 2016 (the “Extension”), (ii) an amendment to the Charter to allow the holders of the CB Pharma’s ordinary shares issued in the their initial public offering to elect to convert their shares into their pro rata portion of the funds held in trust, if the Extension is approved, and (iii) the change of CB Pharma’s name from “CB Pharma Acquisition Corp.” to “Origo Acquisition Corporation” (“Origo”). In connection with the Meeting, the Company transferred 1,050,000 of its CB Pharma ordinary shares to Origo. The Company retained ownership of 265,000 Origo shares.

As of September 30, 2016, the Company valued its investment in Origo, a publicly traded company, utilizing the following assumptions: probability of a successful business combination of 31.89%, and no dividend rate, which yielded an underlying value of $5.04 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model which assumes a volatility of 25.6%, a risk free rate of return of 1.14% and a strike price of $11.50 per share arriving at a value of $0.50 for each right and $0.13 for a warrant. A 31.89% probability of a successful business combination was applied to the values above arriving at an estimated value of $1.61 for the private placement shares, $0.16 for each right and $0.04 for each warrant. Based upon the valuation, the Company recorded a decrease in fair-value of investment of $1.8 million of which $25,000 represents a realized loss on the investment of the ordinary shares and the remaining $1.775 million was recorded as an unrealized loss. At September 30, 2016, the fair value of the Company’s investment in Origo was, $0.4 million. Additionally, as of September 30, 2016, Origo had net assets of approximately $31.7 million. The Company’s working capital note of $0.3 million can be converted to stock upon a successful business combination.

NSC Contingently Issuable Warrant

Pursuant to the Amended NSC Note (see Note 11), if a Fortress Company has the proceeds of the NSC Note transferred to it, such Fortress Company will issue a note to NSC and NSC will also receive a warrant to purchase a number of shares of the Fortress Company’s stock equal to 25% of the outstanding Fortress Company note divided by the lowest price for which the Fortress Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress Company’s common stock and are accounted for in accordance with ASC 815, Derivatives and Hedging.

Avenue classified the fair value of the Contingently Issuable Warrants that may have been granted in connection with Avenue’s $3.0 million of their NSC Note transferred from Fortress to Avenue on October 31, 2015 (issuance date) and September 30, 2016 as a derivative liability as there was a potential that Avenue would not have a sufficient number of authorized common shares available to settle these instruments.

Mustang classified the fair value of the Contingently Issuable Warrants that may have been granted in connection with Mustang’s $3.6 million of their NSC Note transferred from Fortress to Mustang on July 5, 2016 (issuance date) and September 30, 2016 as a derivative liability as there was a potential that Mustang would not have a sufficient number of authorized common shares available to settle these instruments.

The fair value of Avenue’s and Mustang’s Contingently Issuable Warrants was determined by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with an option pricing model, with the following key assumptions:

	September 30, 2016
	Avenue	Mustang
Risk-free interest rate	1.60%	1.60%
Expected dividend yield	-%	-%
Expected term in years	9.09	9.76
Expected volatility	83.00%	76.70%
Probability of issuance of the warrant	50.00%	100.00%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Helocyte Warrant Liabilities

The fair value of Helocyte’s warrant liability was measured at fair value using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2016 is as follows:

September 30, 2016
Risk-free interest rate	0.64%
Expected dividend yield	-%
Expected term in years	1.25-1.50
Expected volatility	60.0% - 63.3%
Strike price	$0.15

Convertible Notes at Fair Value

Helocyte’s convertible debt is measured at fair value using the Monte Carlo simulation valuation methodology. At September 30, 2016, the fair value equaled the proceeds received. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the convertible debt that is categorized within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2016 is as follows:

September 30, 2016
Risk-free interest rate	0.64%
Expected dividend yield	-%
Expected term in years	1.25-1.50
Expected volatility	60.0% - 63.3%
Probability of conversion	0.15

The following tables classify into the fair value hierarchy financial instruments measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

	Fair Value Measurement as of September 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
National
Securities owned, at fair value
Corporate stocks	$114	$-	$-	$114
Municipal bonds	1,550	-	-	1,550
Restricted stock	-	514	-	514
Fortress
Long-term investments, at fair value	-	-	685	685
Total assets	$1,664	$514	$685	$2,863

Liabilities
Fortress
Contingently issuable warrants	$-	$-	$853	$853
Warrant liabilities	-	-	98	98
Helocyte convertible note, at fair value	-	-	3,031	3,031
Total liabilities	$-	$-	$3,982	$3,982

Certain positions in common stock were received as compensation for investment banking services. Restricted common stock may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements of Rule 144, including the requisite holding period.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurement as of December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$2,485	$2,485

Liabilities
Derivative warrant liability	$-	$-	$114	$114

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the nine months ended September 30, 2016 and 2015:

($ in thousands)	Investment in Origo	Investment in laser device	Securities owned, at fair value	Contingently Issuable Warrants	Helocyte Convertible Note, at fair value	Warrant liabilities	Total
Balance at December 31, 2015	$2,235	$250	$-	$114	$-	$-	$2,599
Additions during the period	-	-	2,178	634	3,018	98	5,928
Change in fair value of investments	(1,800)	-	-	-	-	-	(1,800)
Change in fair value of convertible notes	-	-	-	-	13	-	13
Change in fair value of derivative liabilities	-	-	-	105	-	-	105
Balance at September 30, 2016	$435	$250	$2,178	$853	$3,031	$98	$6,845

($ in thousands)	Investment in Origo	Investment in laser device	Total
Balance at December 31, 2014	$3,910	$250	$4,160
Change in fair value of investments	(65)	-	(65)
Balance at September 30, 2015	$3,845	$250	$4,095

For the nine months ended September 30, 2016 and 2015, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

8. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Avenue, Mustang, Checkpoint, Coronado SO, Helocyte and Escala require substantial completion of research and development, as well as regulatory and marketing approval efforts in order to reach technological feasibility. As such, the purchase prices of those licenses were classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2016 and 2015, the Company’s research and development-licenses acquired comprise of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Fortress Companies:
Avenue	$-	$-	$-	$3,000
Checkpoint	1,000	600	3,060	2,633
Coronado SO	-	-	-	1,607
Helocyte	-	-	83	200
Mustang	-	-	-	2,147
Escala	-	1,295	-	1,295
Total	$1,000	$1,895	$3,143	$10,882

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

The Company transferred the Revogenex license and all other rights and obligations of Fortress under the License Agreement to Avenue pursuant to the Avenue Founders Agreement effective as of February 17, 2015. Per the terms of the agreement, Avenue assumed $3.0 million in debt (see Note 11).

During the nine months ended September 30, 2016, Avenue completed a pharmacokinetics or PK study for IV Tramadol in healthy volunteers and completed an End-of-Phase 2 (EOP) meeting with the U.S. Food and Drug Administration (the “FDA”).

Checkpoint Therapeutics, Inc.

License Agreement with Dana-Farber Cancer Institute

In March 2015, Checkpoint entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies. The portfolio of antibodies licensed from Dana-Farber includes antibodies targeting PD-L1, GITR and CAIX. Under the terms of the agreement, Checkpoint paid Dana-Farber an up-front licensing fee of $1.0 million in 2015 and, on May 11, 2015, granted Dana-Farber 500,000 shares of Checkpoint common stock, valued at $32,500 or $0.065 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that Checkpoint raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, Checkpoint granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon Checkpoint’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon Checkpoint’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the Dana-Farber license agreement, Dana-Farber will receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to Dana-Farber. Checkpoint expects clinical trials related to the Dana-Farber licensed antibodies to start in 2017.

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the Anti-PD-L1 and Anti-GITR antibody research programs in the field of hematological malignancies, while Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Executive Chairman of the Board of Directors of Checkpoint and the Company’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman, Interim President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the agreement, TGTX paid Checkpoint $0.5 million, representing a reimbursement for their share of the licensing fee, and Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. Checkpoint’s potential milestone payments are comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, Checkpoint is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, Checkpoint will receive an annual license maintenance fee, which is creditable against milestone payments or royalties due to Checkpoint. The Company recognized $0 and $25,000, respectively, for the three months ended September 30, 2016 and 2015, and $20,000 and $0.5 million, respectively, for the nine months ended September 30, 2016 and 2015, in revenue from its collaboration agreement with TGTX on the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NeuPharma, Inc.

In March, 2015, the Company entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd generation epidermal growth factor receptor (“EGFR”) inhibitors including CK-101, on a worldwide basis (other than certain Asian countries). On the same date, the Company assigned all of its right and interest in the EGFR inhibitors to Checkpoint. Under the terms of the agreement, Checkpoint paid NeuPharma an up-front licensing fee of $1.0 million in 2015, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million per licensed product upon Checkpoint’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon Checkpoint’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales. In July 2016, Checkpoint submitted an IND application to the FDA for its EGFR inhibitor, which was accepted in August 2016, and in September 2016, Checkpoint dosed the first patient in a Phase 1/2 clinical trial.

In connection with the license agreement with NeuPharma, in March 2015, the Company entered into an option agreement with TGTX, a related party, which agreement was assigned to Checkpoint on the same date, for a global collaboration for the future development of certain licensed compounds in the field of hematological malignancies. The option was extended on July 8, 2016 for an additional 176 days, to December 31, 2016.

Also in connection with the license agreement with NeuPharma, Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX, a related party, agreed to assume all costs associated with this agreement and reimbursed Checkpoint for costs previously paid by Checkpoint. The Company recognized approximately $251,000 and $732,000 in revenue related to this agreement for the three and nine months ended September 30, 2016, respectively. There was no related revenue recognized during the same period of 2015.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, the Company entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”), which agreement was assigned to Checkpoint by the Company on the same date. Under the terms of the license agreement, Checkpoint obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which Checkpoint now refers to as CK-102. Checkpoint paid Cephalon an up-front licensing fee of $0.5 million in 2015. Cephalon is eligible to receive milestone payments of up to an aggregate of approximately $220.0 million upon Checkpoint’s successful achievement of certain clinical development, regulatory approval and product sales milestones, of which approximately $206.5 million are due on or following regulatory approvals to commercialize the product. In addition, Cephalon is eligible to receive royalty payments based on a tiered low double digit percentage of net sales. Checkpoint is currently developing a clinical program for its PARP inhibitor, which it expects to commence in 2017.

Jubilant Biosys Limited

In May 2016, Checkpoint entered into a License Agreement with Jubilant Biosys Limited (“Jubilant”), whereby Checkpoint obtained an exclusive, worldwide license (the “Jubilant License”) to Jubilant’s family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment, which Checkpoint refers to as CK-103. Under the terms of the Jubilant License, Checkpoint paid Jubilant an up-front licensing fee of $2.0 million, and Jubilant is eligible to receive payments up to an aggregate of approximately $89.0 million upon Checkpoint’s successful achievement of certain preclinical, clinical development, and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon Checkpoint’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Checkpoint plans to submit an IND application for its BET inhibitor in 2017. The purchase price of $2.0 million for the license was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2016.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the Jubilant License, Checkpoint entered into a sublicense agreement with TGTX (the “Sublicense Agreement”), a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, with Checkpoint retaining the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Executive Chairman of the Board of Directors of Checkpoint and the Company’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman, Interim President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid Checkpoint $1.0 million, representing a reimbursement for their share of the licensing fee, recorded as collaboration revenue – related party and Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.5 million upon TGTX’s successful achievement of preclinical, clinical development, and regulatory milestones. Such potential milestone payments may approximate $0.3 million upon TGTX’s successful achievement of one preclinical milestone, up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, Checkpoint is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of three sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also reimburses Checkpoint for 50% of IND enabling costs and patent expenses. The Company recognized $0.3 million and $1.3 million in revenue related to this arrangement during the three and nine months ended September 30, 2016. There was no related revenue recognized during the same periods of 2015.

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

The Company valued the stock grant to the third party utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $1.19 per share or $0.2 million recorded as part of licenses acquired.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As further consideration for the licenses, in March and May 2016, Helocyte granted COH 500,000 shares and 8,333 shares of Helocyte Class A common stock, respectively. The Company valued the stock grants to the COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.5% and a weighted average cost of capital of 30%, net of debt utilized resulting in a value of $0.097 per share or $48,500 recorded as part of the license fee acquired.

License Option

In February 2016, Helocyte entered into an option agreement for $35,000 with a third party, to acquire the exclusive rights to license certain intellectual property and clinical data for certain cell therapies. The option expires on October 1, 2016. The Company recorded a charge of $35,000 to research and development-licenses acquired for the nine months ended September 30, 2016. No fee was recorded for the three months ended September 30, 2016.

Mustang Bio, Inc.

License Agreement with the City of Hope

In March 2015, Mustang entered into an exclusive license agreement with COH to acquire intellectual property rights pertaining to CAR T. Pursuant to the agreement, Mustang paid COH an upfront fee of $2.0 million in April 2015 (included in research and development-licenses acquired expenses on the Condensed Consolidated Statement of Operations), and granted 1.0 million shares of Mustang’s Class A Common Stock, representing 10% ownership of Mustang. Additional payments totaling $2.0 million are due upon the completion of two financial milestones, and payments totaling $14.5 million are due upon the completion of six development goals. Future mid-single digit royalty payments are due on net sales of licensed products, with a minimum annual royalty of $1.0 million.

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

Seven milestones totaling approximately $22.6 million are due upon the achievement of certain development goals, two milestones totaling $7.0 million are due upon certain net sales milestones and a single digit royalty on net sales is due for a certain period. In addition, a one-time payment is due upon the termination of the license.

9. Milestones and Sponsored Research Agreements

Helocyte

In March 2016, Helocyte entered into an Investigator-Initiated Clinical Research Support Agreement with the COH, to support a Phase 2 clinical study of its PepVax immunotherapy for CMV control in allogeneic stem cell transplant recipients (“PepVax Arrangement”). The Phase 2 study is additionally supported by grants from the National Cancer Institute. Under the terms of the agreement, Helocyte made an upfront payment to COH of $1.0 million, recorded as sponsored research expense, and will pay COH up to an additional $2.0 million upon the achievement of certain clinical milestones. Unless earlier terminated, the agreement expires upon the delivery of a final study report or December 31, 2018.

In February 2016, Helocyte entered into an Investigator-Initiated Clinical Research Support Agreement with the COH, to support a Phase 2 clinical study of its Triplex immunotherapy for CMV control in allogeneic stem cell transplant recipients (“Triplex Arrangement”). The Phase 2 study is additionally supported by grants from the National Cancer Institute. Under the terms of the agreement, Helocyte made an upfront payment to COH of $1.0 million, recorded as sponsored research expense, and will pay COH up to an additional $3.4 million upon the achievement of certain clinical milestones. Unless earlier terminated, the agreement expires upon the delivery of a final study report or May 31, 2018.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In August 2016, Helocyte made a payment of $2 million, $1 million in connection with their PepVax Arrangement and $1 million in connection with their Triplex Arrangement. As of September 30, 2016, Helocyte has a sponsored research and development prepayment of $1.1 million: $0.5 million related to PepVax and $0.6 million related to Triplex, in the Company’s Condensed Consolidated Balance Sheets. In addition, for the three and nine months ended September 30, 2016, Helocyte incurred expense of $0.9 and $2.9 million, respectively, related to the sponsored research agreements, recorded as research and development expense in the Company’s Condensed Consolidated Statements of Operations. No expenses were recorded for the three and nine months ended September 30, 2015.

Mustang

In March 2015, in connection with Mustang’s license with COH for the development of CAR T, Mustang entered into a Sponsored Research Agreement in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal annual installments, over the next five years. For the three and nine months ended September 30, 2016 and 2015, Mustang incurred expense of $0.5 million and $0.5 million and $1.5 million and $1.0 million, respectively, recorded as research and development expense in the Company’s Condensed Consolidated Statement of Operations.

CNDO-109

The Company has a license agreement with the University College London Business PLC (“UCLB”) under which the Company received an exclusive, worldwide license to develop and commercialize CNDO-109 to activate NK cells for the treatment of cancer-related and other conditions. In consideration for the license, the Company made upfront payments totaling $0.1 million and may be required to make future milestone payments totaling up to approximately $22 million upon the achievement of various milestones related to regulatory or commercial events. In March 2016, the Company paid UCLB $0.4 million due upon completion of the Phase 1 study for Acute Myeloid Leukemia. In the event that CNDO-109 is commercialized, the Company is obligated to pay to UCLB annual royalties ranging from 3% to 5% based upon various levels of net sales of the product. Under the terms of the license agreement, the Company is allowed to grant sublicenses to third parties without the prior approval of UCLB. In the event that the Company sublicenses CNDO-109 to a third party, the Company is obligated to pay to UCLB all or a portion of the royalties the Company receives from the sub-licensee. Through September 30, 2016, the Company has not sub-licensed CNDO-109 to a third party.

10. Intangibles, net

Journey Medical Corporation

In January 2016, JMC entered into a licensing agreement to distribute its prescription wound cream Luxamend® and paid an upfront fee of $50,000. Additionally, in January 2016, JMC entered into a licensing agreement to distribute its prescription emollient Ceracade TM for the treatment of various types of dermatitis and paid an upfront fee of $0.3 million. JMC commenced the sale of both of these products during the three months ended June 30, 2016 and accordingly commenced the amortization of these costs over their respective three year estimated useful life. For the three and nine months ended September 30, 2016, JMC recognized expense of approximately $29,000 and $50,000, respectively, which was recorded in costs of goods sold on the Condensed Consolidated Statement of Operations (see Note 20).

In March 2015, JMC entered into a license and supply agreement to acquire the rights to an oral antibiotic, for the treatment of severe acne. JMC made an upfront payment of $1.3 million. Further payments will be made based on a revenue sharing arrangement. JMC received FDA approval for the manufacturing of this product in July 2016 and expects to commence sales of this product in the second half of of 2016.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Debt and Interest

Debt

Long-term debt to IDB, NSC and Helocyte consists of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
($ in thousands)	2016	2015	Interest rate	Maturity
IDB Note	$14,929	$14,009	2.25%	Feb - 2018
NSC Note	7,208	10,000	8.00%	Mar - 2018
Helocyte Convertible Note, at fair value	3,031	—	5.00% -8.00%	Dec - 2017
Opus Credit Facility	5,000	—	12%	Sep - 2018
Total notes payable, long-term	30,168	24,009
Less: Discount on notes payable	2,764	835
Total notes payable, long-term, net	$27,404	$23,174

IDB Note

On February 13, 2014, the Company executed a promissory note in favor of IDB in the amount of $15.0 million (the “IDB Note”). The Company borrowed $14 million against this note and used it to repay its prior loan from Hercules Technology Growth Capital, Inc. The Company may request revolving advances under the IDB Note in a minimum amount of $100,000 (or the remaining amount of the undrawn balance under the IDB Note if such amount is less than $100,000). All amounts advanced under the IDB Note are due in full at the earlier of: (i) February 27, 2017, as extended or (ii) on the IDB’s election following the occurrence and continuation of an event of default. The unpaid principal amount of each advance shall bear interest at a rate per annum equal to the rate payable on the Company’s money market account plus a margin of 150 basis points. The interest rate at September 30, 2016 was 2.25%. The IDB Note contains various representations and warranties customary for financings of this type.

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

Effective March 31, 2015, the Company and IDB extended the maturity date of the IDB Note to February 27, 2017. At September 30, 2016, the Company had approximately $14.9 million outstanding under its promissory note with IDB. The Company only pays interest on the IDB Note through maturity.

NSC Note

In March 2015, the Company closed a private placement of a promissory note for $10 million in favor of National Securities Corporation (“NSC”). The Company used the proceeds from the NSC Note to acquire medical technologies and products. The NSC Note matures in 36 months, provided that during the first 24 months the Company can extend the maturity date by six months. No principal amount is due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the NSC Note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. NSC, a wholly owned subsidiary of National, acted as the sole placement agent for the NSC Note. The Company paid NSC a fee of $0.9 million during the year ended December 31, 2015 in connection with the NSC Note. The Company recorded the fee as a discount to notes payable, long-term on the Condensed Consolidated Balance Sheets and amortized it over the life of the NSC Note. The effective interest rate on the NSC Note was approximately 12.4% at December 31, 2015.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The NSC Note was amended and restated on July 29, 2015 to provide that any time a Fortress subsidiary receives from the Company any proceeds from the NSC Note, the Company may, in its sole discretion, cause the Fortress Company to issue to NSC Biotech Venture Fund I LLC a new promissory note (the “Amended NSC Note”) on identical terms as the NSC Note, giving effect to the passage of time with respect to maturity. The Amended NSC Note will equal the dollar amount of the Fortress Company’s share of the NSC Note and reduce the Company’s obligations under the NSC Note by such amount. The Company will guarantee the Amended NSC Note until the Fortress Company either completes an initial public offering of its securities or raises sufficient equity capital so that it has cash equal to five times the Amended NSC Note. As of September 30, 2016, the Company transferred $2.8 million, $3.0 million and $3.6 million, including debt discount, of the NSC Note to Checkpoint, Avenue and Mustang, respectively, representing Checkpoint’s, Avenue’s and Mustang’s pro rata share of the NSC Note. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended NSC’s Note’s cash flows and the present value of the original remaining cash flow and concluded that, because the results did not exceed the 10% factor, the debt modification is not considered substantially different. The Company did not, therefore, apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to ASC 470.

In connection with the transfer of NSC Note proceeds to a Fortress Company, NSC has received, or will receive a warrant to purchase the Fortress Company’s stock equal to 25% of the NSC Note proceeds transferred to that Fortress Company divided by the lowest price at which the Fortress Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress Company’s common stock.

As of September 30, 2016, Avenue recorded approximately $370,000 of debt discount of which $114,000 relates to the Contingently Issuable Warrants issued in connection with the NSC Note, based on its initial fair value (see Note 7). The entire debt discount will be amortized over the life of the note.

In February 2016, Checkpoint repaid its NSC Debt of $2.8 million. Approximately $324,000, of which $174,000 was related to the fair value of the NSC contingently issuable warrant, of unamortized debt discount was accelerated into interest expense upon payment.

In July 2016, Fortress transferred $3.6 million of Mustang’s indebtedness to its NSC Note. In connection with the debt transfer a contingently issuable warrant equal to 25% of the transferred indebtedness will be recorded. As of September 30, 2016, Mustang recorded approximately $763,000 of debt discount of which $634,000 relates to the Contingently Issuable Warrants issued in connection with the NSC Note, based on its initial fair value (see Note 7). The entire debt discount will be amortized over the life of the note.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 30, 2016, Helocyte realized net proceeds in two separate closings of $2.7 million after paying Aegis Capital Corp. (“Aegis”) its placement fee of $0.3 million, or approximately 10% of the net proceeds, and legal fees of approximately $50,000. Additionally, Aegis received a warrant (“Helocyte Warrant”) to purchase the number of shares of Helocyte’s common stock equal to $301,800, of which $100,000 was issued in connection with the first closing and $201,800 was issued in connection with the second closing, divided by the price per share at which any note sold to investors first converts into Helocyte’s common stock. The warrants are issued at each closing. The Helocyte Warrants, which were recorded as a liability in accordance with ASC 815, have a five-year term and have a per share exercise price equal to 110% of the price per share at which any note sold to investors first converts into Helocyte’s common stock. The offering remains open, and Helocyte may sell up to an aggregate of $5.0 million in convertible notes.

Due to the complexity and number of embedded features within each convertible note, and as permitted under accounting guidance, the Company elected to account for the convertible notes and all the embedded features (collectively, the “hybrid instrument”) under the fair value option (see Note 7).

Opus Credit Facility Agreement

On September 14, 2016, Fortress entered into a Credit Facility Agreement (the “Opus Credit Facility”) with Opus Point Healthcare Innovations Fund, LP (“OPHIF”). Since Fortress’s Chairman, President and Chief Executive Officer (Lindsay A. Rosenwald) and Fortress’s Executive Vice President, Strategic Development (Michael S. Weiss), are Co-Portfolio Managers and Partners of Opus Point Partners Management, LLC (“Opus”), an affiliate of OPHIF, all of the disinterested directors of Fortress’s board of directors approved the terms of the Credit Facility Agreement and accompanying Pledge and Security Agreement and forms of Note and Warrant (collectively, the “Financing Documents”).

Pursuant to the Opus Credit Facility, Fortress may borrow up to a maximum aggregate amount of $25.0 million from OPHIF and any other lender that joins the Credit Facility Agreement from time to time (OPHIF and each subsequent lender, a “Lender”) under one or more convertible secured promissory notes (each a “Note”) from September 14, 2016 until September 1, 2017 (the “Commitment Period”). All amounts borrowed under the Credit Facility Agreement must be paid in full on September 14, 2018 (the “Maturity Date”), though Fortress may prepay the Notes at any time without penalty.

Pursuant to the Opus Credit Facility and form of Note, each Note will bear interest at 12% per annum and interest will be paid quarterly in arrears commencing on December 1, 2016 and on the first business day of each September, December, March and June thereafter until the Maturity Date. Upon the occurrence and continuance of an event of default (as specified in Credit Facility Agreement and form of Note), each Note will bear interest at 14% and be payable on demand. The Lenders may elect to convert the principal and interest of the Notes at any time into shares of Fortress’s common stock (“Common Stock”) at a conversion price of $10.00 per share. All Notes are secured by shares of capital stock currently held by Fortress in certain Fortress companies as set forth in the Pledge and Security Agreement entered into between Fortress, its wholly owned subsidiary, FBIO Acquisition, Inc., and OPHIF (as collateral agent on behalf of all the Lenders) on September 14, 2016 (the “Pledge and Security Agreement”).

Fortress may terminate the Opus Credit Facility upon notice to the Lenders and payment of all outstanding obligations under the Credit Facility Agreement. Notwithstanding any early termination of the Credit Facility Agreement, within 15 days after termination of the Commitment Period, Fortress will issue each Lender warrants (each a “Warrant”) pursuant to the terms of the Credit Facility Agreement and form of Warrant to purchase their pro rata share of (a) 1,500,000 shares of Common Stock; and (b) that number of shares of Common Stock equal to the product of (i) 1,000,000, times (ii) the principal amount of all Notes divided by 25,000,000. The Warrants will have a five-year term and will be exercisable at a price of $3.00 per share.

As of September 30, 2016, $5.0 million was outstanding under the Opus Credit Facility net of a debt discount related to the allocated value of the warrants of $1.9 million.

IDB Letters of Credit

The Company has several letters of credit (“LOC”) with IDB securing rent deposits for lease facilities totaling approximately $1.5 million. Interest paid on the letters of credit is 2%.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
IDB Note
Interest	$84	$82	$243	$235
Amortization of fees	-	1	1	3
Total IDB Note	84	83	244	238

NSC Debt
Interest	145	208	456	488
Amortization of fees	135	59	557	140
Total NSC Debt	280	267	1,013	628

Ovamed
Interest	-	-	-	167
Total Ovamed	-	-	-	167

LOC Fees
Interest	3	-	10	-
Total LOC	3	-	10	-

Helocyte Convertible Note
Interest	26	-	26	-
Financing fees	242	-	491	-
Total Helocyte	268	-	517	-

Opus Credit Facility
Interest	26	-	26	-
Amortization of Fees	28	-	28	-
Total Opus	54	-	54	-
Total Interest Expense	$689	$350	$1,838	$1,033

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities, excluding National, consisted of the following:

	September 30,	December 31,
($ in thousands)	2016	2015
Accrued expenses:
Professional fees	$1,389	$382
Salaries, bonuses and related benefits	1,777	2,492
Ovamed manufacturing rights - short term component	750	1,500
Research and development	788	810
Dr. Falk Pharma milestone	2,802	2,717
Accrued royalty and coupons	301	-
Lease impairment	95	146
Other	703	523
Total accrued expenses	$8,605	$8,570

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge	4,583	584
Total other long-term liabilities	$4,583	$584

National's preliminary allocation of fair value of accounts payable and other accrued expenses as of September 9, 2016, consisted of the following:

September 9,
($ in thousands)	2016
Legal	$961
Audit	196
Telecommunications	181
Data Services	229
Regulatory	365
Settlements	701
Deferred rent	39
Contingent consideration payable	423
Other	2,984
Total	$6,079

13. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	As of September 30, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	National	Total
NCI equity share	$(494)	$(217)	$1,337	$33,004	$(277)	$(531)	$17,717	$50,539
Net loss attributed to non-controlling interests	(231)	(14)	(363)	(10,767)	(333)	(616)	-	(12,324)
Non-controlling interests in consolidated entities	$(725)	$(231)	$974	$22,237	$(610)	$(1,147)	$17,717	$38,215

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of December 31, 2015
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Total
NCI equity share	$6	$23	$14	$32,760	$79	$32,882
Net loss attributed to non-controlling interests	(567)	(240)	(373)	(3,855)	(420)	(5,455)
Non-controlling interests in consolidated entities	$(561)	$(217)	$(359)	$28,905	$(341)	$27,427

The components of non-controlling interests in loss of consolidated entities are as follows:

	For the three months ended September 30, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint (1)	JMC	Helocyte	Total
Non-controlling interests in loss of consolidated entities	$(47)	$(4)	$(204)	$(3,254)	$(104)	$(362)	$(3,975)
Non-controlling ownership	10.5%	13.0%	23.9%	62.7%	8.1%	20.6%

	For the three months ended September 30, 2015
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Total
Non-controlling interests in loss of consolidated entities	$(367)	$(7)	$(54)	$(977)	$(289)	$(1,694)
Non-controlling ownership	11.5%	13%	10%	20.0%	25.0%

	For the nine months ended September 30, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint (1)	JMC	Helocyte	Total
Non-controlling interests in loss of consolidated entities	$(231)	$(14)	$(363)	$(10,767)	$(333)	$(616)	$(12,324)
Non-controlling ownership	10.5%	13.0%	10.0%	63.5%	8.1%	20.6%

(1)	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares, which provide super-majority voting rights.

	For the nine months ended September 30, 2015
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Total
Non-controlling interests in loss of consolidated entities	$(401)	$(237)	$(321)	$(1,168)	$(289)	$(2,416)
Non-controlling ownership	11.5%	13%	10%	20.0%	25.0%

14. Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period.

Included in common stock issued and outstanding as of September 30, 2016 are 8,705,137 shares of unvested restricted stock, which are excluded from the weighted average common stock outstanding since its effect would be anti-dilutive.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warrants to purchase Common Stock	392,731	685,061	480,559	685,061
Opus warrants to purchase Common Stock	1,700,000	-	1,700,000	-
Options to purchase Common Stock	1,761,032	1,832,499	1,769,426	2,019,219
Unvested Restricted Stock	8,705,136	6,884,631	8,763,797	6,795,132
Unvested Restricted Stock Units	1,085,468	752,761	1,054,091	258,242
Total	13,644,367	10,154,952	13,767,873	9,757,654

15. Stockholders’ Equity

Stock-based Compensation excluding National

As of September 30, 2016, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan, the Fortress Biotech, Inc. 2013 Stock Incentive Plan, the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan and the Fortress Biotech. Inc. Long Term Incentive Plan (“LTIP”).

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants granted by Fortress for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Employee awards	$1,937	$3,296	$5,490	$6,284
Executive awards of Fortress Companies' stock	-	2,229	-	2,229
Non-employee awards	3	10	9	24
Fortress Companies (1)	963	2,966	3,293	3,359
Total stock-based compensation expense	$2,903	$8,501	$8,792	$11,896

(1)	Consists of approximately $5,000 of Avenue's compensation expenses, approximately $0.8 million of Checkpoint's compensation expense, approximately $130,000 of JMC's compensation expenses and approximately $67,000 of Helocyte's compensation expenses on stock grants for the three months ended September 30, 2016, and approximately $23,000 of Avenue's compensation expenses, approximately $2.7 million of Checkpoint's compensation expense, approximately $458,000 of JMC's compensation expenses and approximately $160,000 of Helocyte's compensation expenses on stock grants for the nine months ended September 30, 2016.

Consists of approximately $15,000 of Avenue's compensation expenses, approximately $2.1 million of Checkpoint's compensation expense and approximately $279,000 of JMC's compensation expenses on stock grants for the three months ended September 30, 2015, and approximately $38,000 of Avenue's compensation expenses, approximately $2.1 million of Checkpoint's compensation expense, approximately $279,000 of JMC's compensation expenses and approximately $147,000 of Mustang's compensation expenses on stock grants for the nine months ended September 30, 2015.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2015	1,779,365	$4.37	$666,396	6.32
Granted	-	-	-	-
Forfeited	(648,864)	0.51	-	-
Options vested and expected to vest at September 30, 2016	1,130,501	$3.73	$745,069	5.18
Options vested and exercisable	1,065,501	$3.77	$710,269	5.08

As of September 30, 2016, the Company had unrecognized stock-based compensation expense related to unvested option of $16,000 with a weighted average vesting period of 0.22 years.

The following table summarizes Fortress’ restricted stock and restricted stock unit award activity, excluding activity related to Fortress Companies (which is discussed below):

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2015	8,757,935	$2.47
Restricted stock granted	1,240,868	2.77
Restricted stock cancelled	(33,333)	2.69
Restricted stock vested	(173,333)	2.73
Restricted stock units granted	526,000	2.92
Restricted stock units cancelled	(101,750)	3.64
Restricted stock units vested	(223,375)	3.56
Unvested balance at September 30, 2016	9,993,012	$2.49

As of September 30, 2016, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $5.6 million and $1.2 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years and 1.4 years, respectively.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of September 30, 2016, 125,150 shares have been purchased and 74,850 shares are available for future sale under the Company’s ESPP. The Company recognized share-based compensation expense of approximately $30,000 and $13,000 for the three months ended September 30, 2016 and 2015, respectively, and $56,000 and $28,000 for the nine months ended September 30, 2016 and 2015, respectively. The Company issued 33,958 shares under the ESPP for $81,000 during the nine months ended September 30, 2016.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2015	569,835	$6.31	$120,700	1.84
Granted	1,800,000	3.00	-	5.89
Expired	(161,382)	6.30	-	-
Exercised (*)	(25,000)	1.37	40,000	-
Outstanding as of September 30, 2016	2,183,453	$3.64	$96,000	5.17
Exercisable as of September 30, 2016	383,453	$6.63	$96,000	1.79

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

On July 15, 2015, grants of 500,000 warrants for shares of common stock held by the Company in each of Mustang, Checkpoint, Avenue, Coronado SO, Helocyte, JMC and Escala, were made to each of Dr. Rosenwald and Mr. Weiss for their services to the Company under the LTIP. The exercise price of each warrant, which approximates its fair value, was determined by the Company utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized. The Company recorded a charge of approximately $2.2 million related to these grants.

On January 1, 2016, the Compensation Committee granted 510,434 shares each to Dr. Rosenwald and Mr. Weiss. These equity grants, made in accordance with the LTIP, represent one percent (1%) of total outstanding shares of the Company and were granted in recognition of their performance in 2015. The shares are subject to repurchase by the Company until both of the following conditions are met: (i) the Company’s market capitalization increases by a minimum of $100,000,000, and (ii) the employee is either in the service of the Company as an employee or as a Board member (or both) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary separation from service (as defined in the LTIP). The Company’s repurchase option on such shares will also lapse upon the occurrence of a corporate transaction (as defined in the LTIP) if the eligible employee is in service on the date of the corporate transaction. Since these awards contain a market condition as defined in ASC 718, Compensation - Stock Compensation, the Company valued the award using the Monte Carlo simulation model. The model generated the fair value of the award at the grant date of $2.4 million for both grants, which is amortized over the vesting period, ten years from the date of the LTIP, subject to the above performance condition being probable of being met. For three and nine month ended September 30, 2016, the Company recorded expense of $75,000 and $0.2 million, respectively. No expense was recorded in 2015.

Fortress Companies

Checkpoint Therapeutics, Inc.

Checkpoint has a long-term incentive plan. In March 2015, Checkpoint issued a restricted stock grant to Dr. Marasco for services in connection with its Scientific Advisory Board. Dr. Marasco was issued a grant for 1.5 million shares of Checkpoint common stock, of which 25% vested on the first anniversary of the grant date and monthly thereafter for 48 months. Checkpoint valued the restricted stock utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8% and a weighted average cost of capital of 30%, resulting in a value of $0.065 per share on grant date. At December 31, 2015, Checkpoint re-measured this non-employee restricted stock utilizing a market approach, based upon a third party financing. Such valuation resulted in a value of $4.39 per share utilizing a volatility of 83%, a risk free rate of return of 1.5% and a term of five years. At May 26, 2016, Checkpoint re-measured this non-employee restricted stock utilizing a market approach, based upon a third party financing. Such valuation resulted in a value of $4.42 per share utilizing a volatility of 83%, a risk free rate of return of 1.35% and a term of five years. For the three and nine months ended September 30, 2016, the Company recorded expense of approximately $0.4 million and $1.6 million, respectively, in research and development expenses in the Company’s Condensed Consolidated Statements of Operations. For both the three and nine months ended September 30, 2015, the Company recorded expense of approximately $2.1 million in connection with this grant.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain employees and directors of Checkpoint have been awarded restricted stock under Checkpoint’s 2015 Incentive Plan. For the three and nine months ended September 30, 2016, the Company recorded stock-based compensation expense of approximately $0.3 million and $1.0 million, respectively, related to stock grants, which is included in general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company recorded approximately $20,000 related to stock-based compensation expense for the three and nine months ended September 30, 2016, which is included in research and development expenses on the Condensed Consolidated Statements of Operations. There were no related expenses recognized during the same periods in 2015.

Avenue Therapeutics, Inc.

Avenue has a long term incentive program. During 2015, Avenue granted 1.0 million shares to its acting Chief Executive Officer, Dr. Lu, who is also Chief Financial Officer of Fortress, for services to be provided. The stock price was determined utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.146 per share. The grant issued to Dr. Lu vests 50% in four equal annual tranches of 12.5%, with the remaining 50% vesting upon the achievement of certain performance goals. In connection with these grants, for the three and nine months ended September 30, 2016, the Company recorded approximately $2,500 and $11,500, respectively, as general and administrative expenses and $2,500 and $11,500, respectively, as research and development expenses on the Condensed Consolidated Statements of Operations. In connection with these grants for the three and nine months ended September 30, 2015, approximately $13,000 and $16,000, respectively, was recorded in expense on the Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2015, stock-based compensation expenses associated with the amortization of Avenue’s restricted stock award for non-employees were $0 and $22,000, respectively.

Journey Medical Corporation

During the nine months ended September 30, 2016, JMC granted 310,000 of options to its employees, vesting equally over three to four years. The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The stock price was determined utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.2%, weighted average cost of capital of 25.1%, and net of debt utilized, resulting in a value of $0.53 per share. JMC does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. JMC obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on a comparison of average volatility rates of similar companies. The fair value of options granted in 2016 was estimated using the following assumptions:

For the nine months ended September 30, 2016
Risk-free interest rate	1.14%- 1.82%
Expected dividend yield	-
Expected term in years	5.11-6.95
Expected volatility	95.25% - 104.76%

During the three and nine months ended September 30, 2016, stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $0.4 million, respectively. JMC also recorded approximately $29,000 and $95,000 related to the restricted stock during the three and nine months ended September 30, 2016, respectively. Expense for both the three and nine months ended September 30, 2015 of approximately $279,000 was recorded in general and administrative expense on the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Helocyte, Inc.

On March 30, 2016, Helocyte granted 150,000 shares of restricted stock to a consultant. The shares will vest in four equal annual installments beginning on March 30, 2017. On May 6, 2016, Helocyte granted 508,333 shares of restricted stock to a different consultant. The shares will vest in twelve equal quarterly installments of which 127,084 shares were immediately vested in May 2016. The stock price was determined utilizing a market approach, based upon a third party financing, which resulted in a value of $0.46 per share as of May 31, 2016, utilizing a volatility of 68% and a risk free rate of return of 1.3%. For the three and nine months ended September 30, 2016, Helocyte re-measured the non-employee grants and recorded expense of approximately $50,000 and $118,000, respectively, in research and development expenses on the Condensed Consolidated Statements of Operations.

On March 30, 2016, Helocyte granted 1.0 million shares to its Chief Executive Officer for services to be provided. The shares vest in twelve equal quarterly installments beginning on June 30, 2016. The fair market value of the stock is $0.097 per share based upon management’s estimate of fair value. In connection with this grant, for the three and nine months ended September 30, 2016, the Company recorded approximately $17,000 and $42,000, respectively, as general and administrative expenses on the Condensed Consolidated Statements of Operations.

Capital Raise

Checkpoint

On February 23, 2016, Checkpoint closed on proceeds of $0.6 million, in a private placement of shares and warrants to Opus Point Healthcare Fund GP, LLC, a fund managed by OPPM, a related party. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 3,500 shares of common stock at an exercise price of $7.00 per share, for a total price of $45,000 per unit. The warrants have a five-year term and are only exercisable for cash. Checkpoint issued 126,640 unregistered shares of common stock and 44,324 warrants in connection with this transaction. Due to the absence of a placement agent in this transaction, the net proceeds to, and warrants issued by, Checkpoint were consistent with terms of the December 2015 third-party financing, which included the payment of fees and issuance of warrants to a placement agent.

As of September 30, 2016, the Company determined that the warrants still did not meet the definition of a derivative and continued to qualify for equity recognition.

Mustang

On September 30, 2016, Mustang closed on gross proceeds of $12.4 million, before expenses, in a private placement of shares and warrants for which National Securities Corporation, a subsidiary of National, was the placement agent and received a fee of $1.2 million (recorded as contra-equity) or 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. Mustang issued 1.9 million unregistered shares of common stock and 478,708 warrants in connection with this transaction. In addition, the placement agent received 191,483 warrants or 10% of the shares issued.

As of September 30, 2016, the Company determined that the warrants still did not meet the definition of a derivative and continued to qualify for equity recognition.

Amendment and Restatement of At Market Issuance Sales Agreement

On August 17, 2016, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with MLV & Co, or MLV, and FBR Capital Markets & Co., or FBR. On August 18, 2016, the Company filed a Registration Statement on Form S-3 which, upon effectiveness, will permit the Company to issue and sell shares of its common stock having an aggregate offering price of up to $53.0 million from time to time through MLV and FBR, as sales agents under the Sales Agreement. The Sales Agreement terminates on August 17, 2019.

16. Commitments and Contingencies

Operating Lease Obligations - National

As of September 30, 2016, National leases office space in various states expiring at various dates through August 2025, and is committed under operating leases for future minimum lease payments as follows:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in thousands)
Fiscal Year Ending	Rental Expense	Less, Sublease Income	Net
2017	$3,015	$84	$2,931
2018	2,253	-	2,253
2019	1,462	-	1,462
2020	1,298	-	1,298
2021	1,004	-	1,004
Thereafter	2,062	-	2,062
Total	$11,094	$84	$11,010

As of September 9, 2016, National had outstanding one letter of credit, which has been issued in the maximum amount of $194,000, as security for a property lease, and is collateralized by the restricted cash as reflected in the statements of financial condition.

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

Legal Proceedings - Fortress

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

Litigation and Regulatory Matters - National

National is a defendant or respondent in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts National will be liable for, if any. Further, National has a history of collecting amounts awarded in these types of matters from its brokers that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. National intends to vigorously defend itself in these actions, and the ultimate outcome of these matters cannot be determined at this time.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where management believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect management’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. These amounts are included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Awards ultimately paid, if any, may be covered by their errors and omissions insurance policy. While National will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that such matters will not have a material adverse impact on its financial position, results of operations or cash flows.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17. Related Party Transactions

Services Agreement with Opus Point Management Partners, LLC

On April 3, 2014, the Company entered into a Shared Services Agreement with OPPM in which the parties agreed to share a rented facility as well as costs for certain services, which they individually require for the operation of their respective entities. The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice Chairman, Strategic Development are both Co-Portfolio Managers and Partners of OPPM. The Company incurred expense of approximately $0 and $66,000 under this agreement for the three months ended September 30, 2016 and 2015, respectively. The Company incurred expense of approximately $84,000 and $154,000 under this agreement for the nine months ended September 30, 2016 and 2015, respectively. The agreement can be terminated by either party with thirty days’ notice.

Shared Services Agreement with TGTX

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three and nine months ended September 30, 2016, the Company invoiced TGTX $0.3 million and $0.6 million, respectively. The Company received payments of $71,800 for both the three and nine months ended September 30, 2015.

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

Each initial Desk Space Agreement has a term of five years. The Company took possession of the New York, NY office space in December 2015, commenced build out of the space shortly thereafter and took occupancy of the space in April 2016. The Company expects the total build out costs to approximate $5.1 million and will share the costs with OPPM and TGTX under the Desk Space Agreements. As of September 30, 2016, the Company had paid $0.4 million in rent under the Desk Space Agreements, and invoiced OPPM and TGTX approximately $37,000 and $180,000, respectively, for their prorated share of the rent base. In addition, as of September 30, 2016 the Company had incurred $4.7 million in connection with the build out of the space and recorded a receivable of $2.6 million due from TGTX and $0.6 million due from OPPM.

Checkpoint Agreements with TGTX

Checkpoint has entered into various agreements with TGTX to develop and commercialize certain assets in connection with its licenses, including a collaboration agreement for some of the Dana Farber licensed antibodies, an option agreement and sponsored research agreement for the NeuPharma EGFR inhibitor, and a sublicense agreement for the Jubilant BET inhibitor. Checkpoint believes that by partnering with TGTX to develop these compounds in therapeutic areas outside of its business focus, it may substantially offset its preclinical costs and milestone costs related to the development and marketing of these compounds in solid tumor indications.

Opus Credit Facility

On September 14, 2016, Fortress entered the Opus Credit Facility with OPHIF. Since Fortress’s Chairman, President and Chief Executive Officer (Lindsay A. Rosenwald) and Fortress’s Executive Vice President, Strategic Development (Michael S. Weiss), are Co-Portfolio Managers and Partners of Opus, an affiliate of OPHIF, all of the disinterested directors of Fortress’s board of directors approved the terms of the Credit Facility Agreement and accompanying Pledge and Security Agreement and forms of Note and Warrant (see Note11).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Founders Agreement and Management Services Agreement with Checkpoint

Effective March 17, 2015, the Company entered into a Founders Agreement with Checkpoint, which was amended and restated on July 11, 2016 (the “Checkpoint Founders Agreement”). The Checkpoint Founders Agreement provides that, in exchange for the time and capital expended in the formation of Checkpoint and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Checkpoint assumed $2.8 million in debt (see Note 11) that the Company accumulated under the NSC Note for expenses and costs of forming Checkpoint, and Checkpoint shall also: (i) issue annually to the Company, on the anniversary date of the Checkpoint Founders Agreement, shares of common stock equal to 2.5%  of the fully-diluted outstanding equity of Checkpoint at the time of issuance; (ii) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Checkpoint or any of its subsidiaries that occurs after the effective date of the Checkpoint Founders Agreement and ending on the date when the Company no longer has majority voting control in Checkpoint’s voting equity, equal to 2.5% of the gross amount of any such equity or debt financing; and (iii) pay a cash fee equal to 4.5% of Checkpoint’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a change in control (as it is defined in the Checkpoint Founders Agreement), Checkpoint will pay a one-time change in control fee equal to five times (5x) the product of (i) net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%). The Checkpoint Founders Agreement has a term of fifteen years after which it automatically renews for one-year periods unless the Company gives Checkpoint notice of termination. The Checkpoint Founders Agreement will automatically terminate upon a change of control.

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

Founders Agreement and Management Services Agreement with Avenue

Effective as of February 17, 2015, the Company entered into a Founders Agreement with Avenue, which was amended and restated on September 13, 2016 (the “Avenue Founders Agreement”), pursuant to which the Company assigned to Avenue all of its rights and interest under the Company’s license agreement with Revogenex for IV Tramadol. As consideration for the Avenue Founders Agreement, Avenue assumed $3.0 million in debt that the Company accumulated under the NSC Note (see Note 11) for expenses and costs of forming Avenue and obtaining IV Tramadol license, of which $3.0 million represents the acquisition of the License Agreement. The Avenue Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by the Company or a Change in Control (as defined in the Avenue Founders Agreement) occurs. Concurrently with the amendment and restatement of the Avenue Founders Agreement, the Company entered into an Exchange Agreement whereby the Company exchanged its 7.0 million Class A Common shares for approximately 7.5 million common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights, election of directors and the PIK Dividend right (as described below). Each share of Class A Preferred Stock will be entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Avenue common stock and (B) the whole shares of Avenue common stock into which the shares of outstanding Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at its option, into one fully paid and nonassessable share of Avenue common stock, subject to certain adjustments. For a period of 10 years from the date of the first issuance of Class A Preferred Stock, the holders of record of shares of Class A Preferred Stock, exclusively and as a separate class, are entitled to appoint or elect the majority of Avenue’s Board of Directors. As holders of Class A Preferred Stock, the Company will receive on each February 17 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of Avenue’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date. As additional consideration for the transfer of rights under the Avenue Founders Agreement, Avenue will also: (i) pay an equity fee in shares of Avenue common stock, payable within five (5) business days of the closing of any equity or debt financing for Avenue or any of its respective subsidiaries that occurs after the effective date of the Avenue Founders Agreement and ending on the date when Fortress no longer has majority voting control in Avenue’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one half percent (4.5%) of Avenue’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, the Company will pay a one-time change in control fee equal to five (5x) times the product of (i) net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).

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

Founders Agreement and Management Services Agreement with Helocyte

Effective March 20, 2015, the Company entered into a Founders Agreement with Helocyte, which was amended and restated as of September 14, 2016 (the “Helocyte Founders Agreement”), pursuant to which the Company agreed to provide the initial funding required by the COH License Agreement for PepVax and Triplex, as well as other operating capital needed to meet Helocyte’s initial capital requirements. As consideration for the Helocyte Founders Agreement, upon Helocyte commencing a third party financing, Helocyte will assume the Company’s accumulated debt, attributable to Helocyte’s expenses and costs associated with its formation, license acquisition and expenses, under the NSC Note (“NSC Note”), or other similar debt. The Helocyte Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by the Company or a Change in Control (as defined in the Helocyte Founders Agreement) occurs. Concurrently with the amendment and restatement of the Helocyte Founders Agreement, the Company entered into an Exchange Agreement whereby the Company exchanged its 7.0 million Class B Common shares for 6.75 million common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the PIK Dividend right (as described below). Each share of Class A Preferred Stock will be entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Helocyte common stock and (B) the whole shares of Helocyte common stock into which the shares of outstanding Class A Common Stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at its option, into one fully paid and nonassessable share of Helocyte common stock, subject to certain adjustments. As the sole holder of Class A Preferred Stock, the Company will receive on each March 20 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of Helocyte’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date. As additional consideration for the transfer of rights under the Helocyte Founders Agreement, Helocyte will also: (i) pay an equity fee in shares of Helocyte common stock, payable within five (5) business days of the closing of any equity or debt financing for Helocyte or any of its respective subsidiaries that occurs after the effective date of the Helocyte Founders Agreement and ending on the date when Fortress no longer has majority voting control in Helocyte’s voting equity, equal to two and one half percent (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one half percent (4.5%) of Helocyte’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, the Company will pay a one-time change in control fee equal to five (5x) times the product of (i) net sales for the twelve (12) months immediately preceding the change in control and (ii) four and one-half percent (4.5%).

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Founders Agreement and Management Services Agreement with Mustang

Effective March 13, 2015, the Company entered a Founders Agreement with Mustang, which was amended and restated on May 17, 2016 and again on July 26, 2016 (the “Mustang Founders Agreement”). The Mustang Founders Agreement provides that, in exchange for the time and capital expended in the formation of Mustang and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, the Company will loan Mustang $2.0 million, representing the up-front fee required to acquire Mustang’s license agreement with COH. The Mustang Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by the Company or a Change in Control (as defined in the Mustang Founders Agreement) occurs. Concurrently with the second amendment to the Mustang Founders Agreement, the Company entered into an Exchange Agreement whereby the Company exchanged its 7.25 million Class B Common shares for 7.0 million common shares and 250,000 Class A Preferred shares. Class A Preferred Stock is identical to common stock other than as to voting rights, conversion rights and the PIK Dividend right (as described below). Each share of Class A Preferred Stock will be entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding Mustang common stock and (B) the whole shares of Mustang common stock into which the shares of outstanding Class A Common Stock and Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock. Thus, the Class A Preferred Stock will at all times constitute a voting majority. Each share of Class A Preferred Stock is convertible, at the Company’s option, into one fully paid and nonassessable share of Mustang common stock, subject to certain adjustments. As holders of Class A Preferred Stock, the Company will receive on each March 13 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of Mustang’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date.

As additional consideration under the Mustang Founders Agreement, Mustang will also: (i) pay an equity fee in shares of common stock, payable within five (5) business days of the closing of any equity or debt financing for Mustang or any of its respective subsidiaries that occurs after the effective date of the Mustang Founders Agreement and ending on the date when the Company no longer has majority voting control in Mustang’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of Mustang’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, Mustang will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%).

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

As consideration for the Mustang Founders Agreement, Mustang assumed $3.6 million in debt that the Company accumulated under the NSC Note on July 5, 2016 (see Note 11).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Chord Advisors, LLC

In May 2015, the Company entered into a full service consulting agreement with Chord Advisors, LLC (“Chord”) to provide advisory accounting services. Under the terms of the agreement, the Company pays Chord $10,000 per month to provide technical accounting and financial reporting support. Either party upon 30-days written notice can terminate the agreement. Mr. Horin, Managing Partner of Chord, serves as Interim Chief Financial Officer to Avenue, Checkpoint, Helocyte and Mustang. Pursuant to the agreements with Avenue, Checkpoint, Helocyte and Mustang, Chord receives $5,000 per month from Avenue, Mustang and Helocyte, and $7,500 per month from Checkpoint to provide back office accounting support and accounting policy and financial reporting services, including the services of Mr. Horin.

National

In September 2016, pursuant to the terms of the Merger Agreement between National and Fortress, the Company acquired 56.1% of National for $22.9 million, thereby becoming the majority shareholder of National. The Company’s Executive Vice Chairman, Strategic Development is the Chairman of the Board of National. In the normal course, National provides the Company and the Company’s subsidiaries with placement agent services in connection with third party raises. For the three and nine months ended September 30, 2016 and 2015, National received fees of $1.3 million and $1.3 million, respectively. The fees earned in 2016 relate to Mustang while the fees earned in 2015 relate to Checkpoint.

Additionally, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice Chairman, Strategic Development are both Co-Portfolio Managers and Partners of OPPM which owns approximately 4.6% of National.

18. Net Capital Requirements of Broker-Dealer Subsidiaries

National Securities is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule), which, among other things, requires the maintenance of minimum net capital. In February 2015, pursuant to a directive from FINRA, National Securities reverted back to using the alternative method of computing net capital from the aggregate indebtedness method. At September 9, 2016, National Securities had net capital of $5.6 million which was $5.4 million in excess of its required net capital of $250,000. National Securities is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 9, 2016, vFinance Investments had net capital of $2.2 million which was $1.2 million in excess of its required net capital of $1.0 million. vFinance Investments percentage of aggregate indebtedness to net capital was 77.9%. vFinance Investments is exempt from the provisions of Rule 15c-3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers. Calculations of net capital and claimed exemptions are reviewed by an independent audit firm on an annual basis.

Advances, dividend payments and other equity withdrawals from its Broker-Dealer Subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

19. Off Balance Sheet Risk and Concentrations of Credit Risk

National is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to National’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. National uses clearing brokers to process transactions and maintain customer accounts for National on a fee basis. National permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. National’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to National. National has agreed to indemnify the clearing brokers for losses they incur while extending credit to National’s clients. It is National’s policy to review, as necessary, the credit standing of its customers and counterparties. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to National by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction and/or (iii) charged to operations, based on the particular facts and circumstances.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National maintains cash in bank deposits, which, at times, may exceed federally insured limits. National has not experienced and does not expect to experience losses on such accounts.

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

20. Segment Information

The Company operates in three reportable segments, Dermatology Product Sales, Pharmaceutical and Biotechnology Product Development and National. The accounting policies of the Company’s segments are the same as those described in Note 2. The following tables summarize, for the periods indicated, operating results by reportable segment:

Cost of goods sold is directly related to product sales only. Revenues derived from co-promote revenue, which made up all of the Dermatology Product Sales in the first quarter had no cost of goods sold. As a result, cost of goods sold was only recorded in the three months ended September 30, 2016.

	Dermatology	Pharmaceutical and
($ in thousands)	Products	Biotechnology Product
Three Months Ended September 30, 2016	Sales	Development	National	Consolidated
Net Revenue	$429	$546	$-	$975
Direct cost of goods	(41)	-	-	(41)
Sales and marketing costs	(1,244)	-	-	(1,244)
Research and development	-	(8,316)	-	(8,316)
General and administrative	(422)	(7,198)	-	(7,620)
Segment loss from operations	$(1,278)	$(14,968)	$-	$(16,246)
Segment assets	$2,657	$103,225	$39,539	$145,421

	Dermatology	Pharmaceutical and
($ in thousands)	Products	Biotechnology Product
Three Months Ended September 30, 2015	Sales	Development	Consolidated
Net Revenue	$-	$25	$25
Sales and marketing costs	(950)	-	(950)
Research and development	-	(10,968)	(10,968)
General and administrative	(516)	(5,663)	(6,179)
Segment loss from operations	$(1,466)	$(16,606)	$(18,072)
Segment assets	$1,593	$85,271	$86,864

	Dermatology	Pharmaceutical and
($ in thousands)	Products	Biotechnology
Nine Months Ended September 30, 2016	Sales	Product Development	National	Consolidated
Net Revenue	$1,793	$2,072	$-	$3,865
Direct cost of goods	(365)	-	-	(365)
Sales and marketing costs	(4,212)	-	-	(4,212)
Research and development	-	(24,559)	-	(24,559)
General and administrative	(1,338)	(19,864)	-	(21,202)
Segment loss from operations	$(4,122)	$(42,351)	$-	$(46,473)
Segment assets	$2,657	$103,225	$39,539	$145,421

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Dermatology	Pharmaceutical and
($ in thousands)	Products	Biotechnology Product
Nine Months Ended September 30, 2015	Sales	Development	Consolidated
Net Revenue	$-	$525	$525
Direct cost of goods	-	-	$-
Sales and marketing costs	(1,632)	-	(1,632)
Research and development	-	(24,054)	(24,054)
General and administrative	(1,134)	(11,610)	(12,744)
Segment loss from operations	$(2,766)	$(35,139)	$(37,905)
Segment assets	$1,593	$85,271	$86,864

Significant Customers

For the three months ended September 30, 2016, two of the Company’s customers accounted for more than 10.0% of its total revenue in the amount of $0.2 million and $43,000, respectively. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2016, three of its customers accounted for more than 10.0% of its total revenue in the amount of $0.8 million, $0.3 million, and $0.3 million, respectively.

At September 30, 2016, three of the Company’s customers accounted for more than 10.0% of its total accounts receivable balance in the amount of $0.1 million, $71,000 and $50,000, respectively.

Net Revenue from Pharmaceutical and Biotechnology Product Development represents collaboration revenue from TGTX in connection with Checkpoint, which is classified as related party revenue.

21. Subsequent Events

Mustang

On October 25, 2016 Mustang closed an additional round of financing totaling gross proceeds of $7.1 million, before expenses, in a private placement of shares and warrants for which National Securities Corporation, a subsidiary of National, was the placement agent and received a fee of $0.7 million or approximately 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. Mustang issued 1.1 million unregistered shares of common stock and 272,645 warrants in connection with this transaction. In addition, the placement agent received 109,058 warrants or approximately 10% of the shares issued.

Pursuant to the terms of Mustang’s $3.6 million NSC Note, upon the closing of Mustang’s second round of financing on October 25, 2016, Mustang issued to National a warrant for 138,462 relating to its aggregate gross proceeds from its third party exceeding five times the value of the debt.

Helocyte

On October 31, 2016 Helocyte closed its third round of financing in connection with its convertible debt and raised gross proceeds of $1.0 million, before expenses of $0.1 million.

Cellvation

On October 31, 2016 Cellvation entered into two Patent & Technology License Agreements with The University of Texas Health Science Center at Houston (“UTHealth”) for a combined upfront fee of $300,000. UTHealth received 5% of Cellvation’s fully-diluted equity in connection with the transaction.

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

Overview

Since inception on June 28, 2006, we have been a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer. In 2015, as part of our growth strategy, we focused on acquiring, developing and commercializing novel pharmaceutical and biotechnology products. We develop and commercialize products both within Fortress and through certain of our subsidiary companies, which are sometimes referred to herein as the “Fortress Companies.” Additionally, the Company recently acquired a controlling interest in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”). In addition to our internal development programs, we leverage our biopharmaceutical business expertise and drug development capabilities to provide funding and management services to help Fortress Companies achieve their goals. The Company and the Fortress Companies may seek licensings, acquisitions, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs. References in this report to “we,” “us,” “our,” “the Company” and “Fortress” refer to Fortress Biotech, Inc. and the Fortress Companies.

Business Strategy

Our business approach is designed for maximum flexibility, allowing us to invest in a broad array of new technologies with clinical and commercial potential and products related to financial services. It enables us to move quickly to take advantage of time-sensitive opportunities when necessary and provides us with a range of options that allow us to select what we believe is the most advantageous corporate or financial structure for each investment candidate. We seek to acquire and invest in drugs, technologies and operating subsidiaries with high growth potential. We have made significant progress with the above initiatives and believe our novel business approach will provide opportunities to achieve synergies across multiple Fortress Companies.

As of September 30, 2016, we had several consolidated Fortress Companies, some of which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Journey Medical Corporation (“JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), Escala Therapeutics, Inc. (“Escala”), CB Securities Corporation and Cyprium, Inc. In addition, as of September 9, 2016, we are the majority owner of National.

Recent Events

Fortress

On September 9, 2016, pursuant to that certain Agreement and Plan of Merger, we purchased approximately 56% of NHLD common stock, par value $0.02 per share, at the purchase price of $3.25 per share in cash for a total purchase price of approximately $22.9 million. We entered into the transaction in part because of NHLD’s ability to finance emerging biotech transactions.

Avenue

In June 2016, Avenue completed an End-of-Phase 2 (“EOP2”) meeting with the U.S. Food and Drug Administration (“FDA”) and, based on the outcome of the EOP2 meeting, Avenue anticipates that the Phase 3 program will consists of three studies: an efficacy and safety study in an orthopedic model, an efficacy and safety study in a soft tissue model, and an open label safety study.

In March 2016, Avenue completed a pharmacokinetics (PK) study for IV Tramadol in healthy volunteers.

Checkpoint

In August 2016, Checkpoint’s Investigational New Drug Application (“IND”) for its EGFR inhibitor was accepted by the FDA and Checkpoint began its Phase 1/2 clinical trial in September 2016.

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

In February 2016, Checkpoint repaid its NSC debt of $2.8 million.

Helocyte

On June 30, 2016, Helocyte held the first closing of the sale of convertible promissory notes. On September 30, 2016, Helocyte held its second closing of the sale of its convertible promissory notes to investors for an aggregate of $2.0 million. In total, Helocyte has raised $3.0 million through the sale of its convertible promissory notes during the calendar year.

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

Mustang

On September 30, 2016, Mustang closed on gross proceeds of $12.4 million, before expenses, in a private placement of shares and warrants for which National Securities Corporation was the placement agent and received a fee of $1.2 million or approximately 10% of the gross proceeds.

In May 2016, an oral presentation related to MB-101 (IL13R2-specific CAR-T cells) was presented by COH investigators at the American Society of Gene and Cell Therapy 19th Annual Meeting at the Marriott Wardman Park Hotel in Washington, DC.

JMC

In July 2016, JMC received FDA approval to manufacture Targadox TM its product for the treatment of severe acne. Sales commenced in October 2016.

During the second quarter of 2016, JMC began sales of “Journey” branded products including Luxamend®, its prescription wound cream, and Ceracade TM, its emollient for the treatment of various types of dermatitis.

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

Year to date, we have revenues of $3.9 million, consisting of $1.8 million from the sale JMC products and $2.1 million from TGTX, a related party, in connection with certain collaboration arrangements with Checkpoint. At September 30, 2016, we had an accumulated deficit of $227.8 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

We had $0.4 million of costs of goods sold in connection with the sale of JMC branded products.

In connection with JMC’s licensing agreement to distribute its prescription wound cream Luxamend®, JMC paid an upfront fee of $50,000, and a $0.3 million upfront fee for the licensing agreement to distribute Ceracade TM, its prescription emollient for the treatment of various types of dermatitis. JMC commenced the sale of both of these products during the three months ended June 30, 2016 and accordingly commenced the amortization of these costs over their respective three year estimated useful life.

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

For the three months ended September 30, 2016 and 2015, research and development expenses were approximately $7.3 million and $9.1 million, respectively. Additionally, during the three months ended September 30, 2016 and 2015, we expensed $1.0 million and $1.9 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended September 30, 2016 and 2015, was $0.9 million and $3.7 million, respectively.

Included in the remaining $6.4 million and $5.4 million figures for the three months ended September 30, 2016 and 2015, respectively, are the following subsidiary level expenses related to license development: Avenue: $0.1 million and $0.1 million; Checkpoint: $3.2 million and $0.8 million; Escala: $0.1 million and $0.1 million; Helocyte: $0.9 million and nil; and Mustang: $0.5 million and $0.5 million. Additionally, for the three months ended September 30, 2016 and 2015, expenses related to CNDO-109 and TSO were $0.1 million and $0.1 million, and $40,000 and $2.9 million, respectively. Additionally, $0.5 million was incurred for options on potential new products by Fortress in the three months ended September 30, 2016. Also included in research and development expenses for the three months ended September 30, 2016 and 2015, were $1.0 million and $0.9 million, respectively, of employee costs.

For the nine months ended September 30, 2016 and 2015, research and development expenses were approximately $21.4 million and $13.2 million, respectively. Additionally, during the nine months ended September 30, 2016 and 2015, we expensed $3.1 million and $10.9 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the nine months ended September 30, 2016 and 2015, was $3.4 million and $4.3 million, respectively.

Included in the remaining $18.0 million and $8.9 million research and development expense figures for the nine months ended September 30, 2016 and 2015, respectively, are the following subsidiary level expenses related to license development: Avenue: $0.9 million and $0.3 million; Checkpoint: $7.6 million and $1.1 million; Escala: $0.7 million and $0.1 million; Helocyte: $3.1 million and $0.1 million; and Mustang: $1.5 million and $1.0 million. Additionally, for the nine months ended September 30, 2016 and 2015, expenses related to CNDO-109 and TSO were $0.7 million and $0.4 million, and $40,000 and $3.1 million, respectively. Further during the nine months ended September 30, 2016, Fortress incurred expenses $0.5 million for the option to acquire licenses for potential new products. Employee costs of $3.1 million and $2.6 million were also included in research and development expenses for the nine-months ended September 30, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended September 30, 2016 and 2015, general and administrative expenses were approximately $8.9 million and $7.1 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2016 and 2015, was $2.0 million and $4.2 million, of which $1.5 million and $3.9 million relates to Fortress, $0.1 million and $0.3 million relates to JMC, $2,500 and $7,000 relates to Avenue, $17,000 and nil relates to Helocyte and $0.3 million and nil relates to Checkpoint, respectively.

Included in the remaining $6.9 million and $2.9 million figures for the three months ended September 30, 2016 and 2015, respectively, are employee related costs as follows: Fortress: $1.0 million and $1.6 million, JMC: $1.2 million and $0.9 million; Checkpoint: $0.2 million and $0.3 million; and Helocyte: $0.1 million and $0.1. The remaining costs for the three months ended September 30, 2016 and 2015, respectively, are comprised primarily of professional fees and services costs as follows: Fortress: $2.5 million and $0.9 million; JMC: $0.3 million and $0.2 million; Avenue: $0.1 million and $40,000; Checkpoint: $0.4 million and $80,000; Helocyte: $0.1 million and nil and Mustang: $0.8 million and $30,000, respectively.

For the nine months ended September 30, 2016 and 2015, general and administrative expenses were approximately $25.4 million and $14.4 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2016 and 2015, was $5.4 million and $6.7 million, of which $3.9 million and $6.4 million relates to Fortress, $0.5 million and $0.2 million relates to JMC, $42,000 and nil relates to Helocyte, $11,000 and $22,500 relates to Avenue and $1.0 million and nil relates to Checkpoint, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	support of business development activities; and
•	an expanding infrastructure and increased professional fees and other costs associated therewith.

Included in the remaining $20.0 million and $7.7 million figures for the nine months ended September 30, 2016 and 2015, respectively, are employee related costs as follows: Fortress: $3.0 million and $1.7 million; JMC: $3.9 million and $1.7 million; Checkpoint: $0.6 million and nil; and Helocyte: $0.4 million and $0.1 million. Additional costs related to professional fees and services were incurred for the nine months ended September 30, 2016 and 2015 as follows: Fortress: $6.0 million and $3.0 million; JMC: $1.2 million and $0.7 million; Checkpoint: $1.6 million and $0.2 million; Helocyte: $0.4 million and $20,000; Escala: $0.1 million and $40,000; and Mustang: $1.4 million and $50,000, respectively.

Comparison of three months ended September 30, 2016 and 2015

	Three Months Ended September 30,		Change
($ in thousands)	2016	2015	$	%
Product revenue, net	$429	$-	$429	100%
Revenue - from a related party	546	25	521	2084%
Total revenue	975	25	950	3800%

Cost of good sold	41	-	41	100%
Gross margin	934	25	909	3636%

Operating expenses
Research and development	7,316	9,073	(1,757)	(19)%
Research and development – licenses acquired	1,000	1,895	(895)	(47)%
General and administrative	8,864	7,129	1,735	24%
Total operating expenses	17,180	18,097	(917)	(5)%
Loss from operations	(16,246)	(18,072)	1,826	(10)%

Other income (expenses)
Interest income	89	39	50	128%
Interest expense and financing fee	(689)	(350)	(339)	97%
Change in fair value of derivative liabilities	(16)	-	(16)	100%
Change in fair value of subsidiary convertible note	(13)	-	(13)	100%
Change in fair value of investments	(81)	(1,472)	1,391	(94)%
Total other expenses	(710)	(1,783)	1,073	(60)%
Net loss	(16,956)	(19,855)	2,899	(15)%

Less: net loss attributable to non-controlling interest	3,975	1,694	2,281	135%
Net loss attributable to common stockholders	$(12,981)	$(18,161)	$5,180	(29)%

Total revenues increased $1.0 million or 3,800% from the three months ended September 30, 2015 to the three months ended September 30, 2016. Revenue from sales of JMC products increased by $0.5 million and revenue from a related party attributed to Checkpoint increased by $0.5 million: $0.2 million related to Checkpoint’s collaboration with TGTX on NeuPharma compounds and $0.3 million related to Checkpoint’s collaboration with TGTX on CK-103.

Research and development expenses decreased $1.8 million, or 19%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. The decrease is primarily attributed to a decrease in noncash, stock-based compensation expense of $2.8 million, partially offset by an increase in development costs of $0.6 million consisting of: $2.6 million at Checkpoint and $0.9 million at Helocyte offset by a decrease in the development of TSO of $2.8 million, $0.5 million associated with the purchase of options for new potential products by Fortress.

During the three months ended September 30, 2016, licenses acquired decreased by $0.9 million, or 47%, consisting of $1.0 million related to Checkpoint’s achievement of its first development milestone in connection with their EGFR program, offset by the acquisition of the ManNAc license by Escala and a $0.6 million milestone payment due in connection with our license with Dana-Farber, for the three months ended September 30, 2015.

General and administrative expenses increased $1.7 million, or 24%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. The increase is primarily due to: an increase in employee costs of $0.9 million related to $0.4 million at Fortress to expand our business development capabilities, $0.3 million at JMC as they expand their sales capabilities, and $0.2 million attributed to Checkpoint; an increase of $2.9 million of professional fees related to $1.6 million at Fortress, of which $0.9 million relates to legal expenses primarily due to the National tender offer, $0.3 million at Checkpoint, and $0.7 million at Mustang as both entities build their public company infrastructure, and the remaining $0.3 million pertains to JMC, Avenue and Helocyte. Stock-compensation expense decreased by $2.8 million of which $2.5 million pertains to the increase in value to a non-employee grant recorded by Checkpoint in the three months ended September 30, 2015.

During the three months ended September 30, 2016, total other expenses decreased by $1.1 million, or 60%, primarily due to the decrease of $1.4 million in the expense recorded related to the decrease in the fair value of our investment in Origio Acquisition Corporation, from $1.5 million for the three months ended September 30, 2015 to $0.1 million for the three months ended September 30, 2016, partially offset by an increase of financing fees of $0.3 million associated with Helocyte’s convertible notes.

Non-controlling interests increased $2.3 million, or 135%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. This increase reflects the increase in costs related to our subsidiaries.

Comparison of nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Change
($ in thousands)	2016	2015	$	%
Product revenue, net	$1,793	$-	$1,793	100%
Revenue - from a related party	2,072	525	1,547	295%
Total revenue	3,865	525	3,340	636%

Cost of good sold	365	-	365	100%
Gross margin	3,500	525	2,975	567%

Operating expenses
Research and development	21,416	13,172	8,244	63%
Research and development – licenses acquired	3,143	10,882	(7,739)	(71)%
General and administrative	25,414	14,376	11,038	77%
Total operating expenses	49,973	38,430	11,543	30%
Loss from operations	(46,473)	(37,905)	(8,568)	23%

Other income (expenses)
Interest income	241	195	46	24%
Interest expense and financing fee	(1,838)	(1,033)	(805)	78%
Change in fair value of derivative liabilities	(105)	-	(105)	100%
Change in fair value of subsidiary convertible note	(13)	-	(13)	100%
Change in fair value of investments	(1,800)	(65)	(1,735)	2669%
Total other expenses	(3,515)	(903)	(2,612)	289%
Net loss	(49,988)	(38,808)	(11,180)	29%

Less: net loss attributable to non-controlling interest	12,324	2,416	9,908	410%
Net loss attributable to common stockholders	$(37,664)	$(36,392)	$(1,272)	3%

Total revenues increased $3.3 million or 636% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The increase is due to: (i) an increase in JMC product revenue of $1.8 million primarily related to revenue generated from the sale of JMC’s two branded products: LuxamendTM and CeracadeTM, and (ii) $1.5 million in revenue primarily related to Checkpoint’s sublicense arrangement with TGTX.

Cost of goods sold increased by $0.4 million or 100% due to the commencement of branded sales by JMC.

Research and development expenses increased $8.2 million, or 63%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The increase is attributable to the development of our subsidiary licenses as follows: $0.6 million for Avenue related to its PK study for IV Tramadol; $6.7 million for Checkpoint related to preclinical and product development activities primarily comprised of $2.7 million related to Dana-Farber programs; $2.3 million related to Checkpoint’s agreement with NeuPharma, $0.7 million for CK-103 and $0.8 million of other; $3.1 million for Helocyte related to its sponsored research agreement with COH, $1.5 million for Triplex and $1.6 million for PepVax; $0.5 million for Mustang related to its sponsored research agreement with COH; $0.6 million for Escala related to its funding of research with the NIH; and a decrease of $0.1 million related to other programs. In addition, expenses related to CNDO -109 increased by $0.2 million, as a result of a milestone payment due to University College of London for completion of the Phase 1 study offset by a decline in spending of $3.1 million for CNDO - 201. Additionally, non-cash compensation expenses decreased by $1.3 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The decrease primarily relates to a decrease of $2.5 million at Fortress due to a one-time expense related to warrants to purchase subsidiary stock issued to our CEO and Executive Vice President under each such officer’s compensation agreement and an increase of $1.0 million of expenses related to the stock grants by Checkpoint to its employees and $0.4 million related to new stock grants made by Helocyte.

During the nine months ended September 30, 2016, we invested $2.0 million in a new license acquisition by Checkpoint from Jubilant for compounds that inhibit BRD4, a member of the BET domain for cancer treatment, or CK-103 and incurred expense of $1.0 million related to dosing of the first patient in Checkpoint’s Phase 1/ 2 clinical trial related to their EGFR program, compared with $10.9 million for the acquisition of licenses during the nine months ended September 30, 2015, including our in-licensing of IV Tramadol for $3.0 million, the purchase by Mustang of Chimeric Antigen Receptor Technology from the COH for $2.2 million, Checkpoint’s payment of $1.6 million for the license to develop a portfolio of fully human immuno-oncology targeted antibodies, Coronado SO Corporation’s licensing of 1UO for $1.6 million, our license from NZP for the development of ManNAc for $1.3 million, our license for EGFR Inhibitors for $1.0 million (which was transferred to Checkpoint in March 2015), and Helocyte’s purchase of $0.2 million to develop novel immunotherapies for the prevention and treatment of CMV from the COH.

General and administrative expenses increased $11.0 million, or 77%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This increase is largely due to a $3.9 million increase related to our subsidiaries consisting of $0.5 million for JMC, $0.2 million for Avenue, $1.4 million for Checkpoint, $0.4 million for Helocyte, $1.3 million for Mustang and $0.1 million for others, combined with a $4.0 million increase at Fortress of which $2.0 million related to legal fees, $0.9 million for rent for our New York City office and the remaining $1.0 million related to an increase in professional fees. Employee costs increased by $4.4 million, consisting of $1.3 million at Fortress, primarily for the expansion of our business development platform, $2.2 million for JMC primarily related to the expansion of their sales force, $0.6 million for Checkpoint and $0.3 million for Helocyte. Stock-compensation expense decreased by $1.3 million primarily due to the one-time expense associated with subsidiary warrants granted to our CEO and Executive Vice Chair in July 2015 offset by expense related to new stock grants made to Checkpoint and Helocyte employees and consultants.

Total other expenses increased $2.6 million, or 289%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily due to an increase of $1.7 million in the value of our investment in Origo Acquisition Corporation, $0.5 million of fees related to the Helocyte debt offering and $0.3 million associated with Checkpoint’s payment of its debt.

Non-controlling interests increased $9.9 million, or 410%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This increase reflects the increase in costs related to our subsidiaries.

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

Cash Flows for the Nine Months September 30, 2016 and 2015

	For the Nine Months Ended September 30,
($ in thousands)	2016	2015
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(27,842)	$(13,316)
Investing activities	(4,755)	(31,335)
Financing activities	16,952	20,455
Decrease in cash and cash equivalents	$(15,645)	$(24,196)

Operating Activities

Net cash used in operating activities increased $14.5 million from the nine months ended September 30, 2015, compared to the nine months ended September 30, 2016. The increase in net cash used in operating activities was primarily due to the increase of $11.2 million in net loss, decrease of $6.8 million related to the acquired licenses and $3.1 million decrease of stock-based compensation expenses, partially offset by an increase of $3.6 million in changes in operating assets and liabilities, $1.7 million of change in fair value of investments, $0.5 million of financing fee on Helocyte Convertible Note and $0.4 million related to amortization of license fee.

Investing Activities

Net cash used in investing activities decreased $26.6 million from the nine months ended September 30, 2015, compared to the nine months ended September 30, 2016. The decrease is primarily due to $19.9 million decrease in purchase of marketable securities, $6.8 million decrease in licenses being acquired in 2016, $4.6 million of net cash acquired in the National acquisition and $0.9 million decrease in purchase of license, offset by the build-out of the New York City office of $5.7 million.

Financing Activities

Net cash provided by financing activities decreased $3.5 million from the nine months ended September 30, 2015, compared to the nine months ended September 30, 2016. During the first quarter of 2016, we paid-off $2.8 million of the NSC Note, from which the proceeds of $10.0 million were received in February of 2015. During the nine months ended September 30, 2016, we received $2.7 million in net proceeds from the Helocyte convertible debt and $5.0 million from the Opus Credit Facility.

Contractual Obligations and Commitments

During the nine months ended September 30, 2016, Helcoyte entered into a Convertible Note, guaranteed by the Company for $3.0 million which matures December 2017. Additionally, the Company entered into a Credit Facility with Opus, a related party, for a commitment of up to $25.0 million of which $5.0 million is currently outstanding. Outstanding debt under this facility matures September 2018.

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

Based on our analysis, as of September 30, 2016, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2016, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Investing in our Common Stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the consolidated financial statements and the related notes, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our majority-controlled subsidiaries National Holdings Corporation (“NHLD”), Checkpoint Therapeutics, Inc. (“Checkpoint”) and Mustang Bio, Inc. (“Mustang”) with the SEC, before deciding to invest in shares of our Common Stock. If any of the following risks or the risks included in the public filings of NHLD, Checkpoint or Mustang were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Common Stock could decline and you could lose part of or all of your investment in our Common Stock.

Risks Related to our Growth Strategy

If we acquire, enter into joint ventures with or obtain a controlling interest in companies in the future, it could adversely affect our operating results and the value of our Common Stock thereby diluting stockholder value and disrupt our business.

As part of our growth strategy, we might acquire, enter into joint ventures with, or obtain a significant ownership stake in other companies. Acquisitions, joint ventures and investments in other companies, such as our recent acquisition of a controlling interest in NHLD, involve numerous risks, including:

•	risk of entering new markets in which we have little to no experience;

•	risk that our subsidiaries cannot generate significant or any revenue due to various uncertainties relevant to their products and services (including, in the case of our public company subsidiaries, those set forth in their public filings) and therefore that the value of their stock declines;

•	diversion of financial and managerial resources from existing operations;

•	successfully negotiating a proposed acquisition or investment timely and at a price or on terms and conditions favorable to us;

•	the impact of regulatory reviews on a proposed acquisition or investment;

•	the outcome of any legal proceedings that may be instituted with respect to the proposed acquisitions or investment;

•	with respect to an acquisition, difficulties in integrating operations, technologies, services and personnel; and

•	potential inability to maintain relationships with customers of the companies we may acquire or invest in.

If we fail to properly evaluate potential acquisitions, joint ventures or investments, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities.

If certain of our subsidiaries cannot innovate and develop products and services and/or continue to commercialize biopharmaceutical products or grow their respective businesses, we may not be able to generate revenue.

Our growth strategy also depends on our and our subsidiaries’ ability to generate revenue. If we and our subsidiaries cannot innovate and develop products and services or continue to commercialize current and future biopharmaceutical products or grow their respective businesses, we may not be able to generate revenue growth as anticipated.

We may not be able to generate returns for our investors if certain of our subsidiaries, most of which have limited or no operating history, no commercialized revenue generating products, and are not yet profitable, cannot obtain additional third-party financing.

As part of our growth strategy, we have made and will likely continue to make substantial investments in our subsidiaries, which at the time of investment, generally have limited or no operating history, no commercialized revenue generating products, and require additional third-party financing to fund product and services development or acquisitions. Our business depends in large part on one or more of our subsidiaries’ ability to innovate, in-license, acquire or invest in successful biopharmaceutical products, develop financial services and/or acquire companies in increasingly competitive and highly regulated markets. If certain of our subsidiaries do not successfully obtain additional third-party financing to commercialize products, successfully acquire companies or participate in the financial services industry, as applicable, the value of our investments and our business may be materially adversely affected.

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

If we or certain of our subsidiaries enter into R&D collaborations during the early phases of drug development, success will in part depend on the performance of research collaborators. Neither we nor certain of our subsidiaries will directly control the amount or timing of resources devoted by research collaborators to activities related to product candidates. Research collaborators may not commit sufficient resources to our or our subsidiaries’ R&D programs. If any research collaborator fails to commit sufficient resources, the preclinical or clinical development programs related to the collaboration could be delayed or terminated. Also, collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us or our subsidiaries. Finally, if we or certain of our subsidiaries fail to make required milestone or royalty payments to collaborators or to observe other obligations in agreements with them, the collaborators may have the right to terminate or stop performance of those agreements.

Establishing strategic collaborations is difficult and time-consuming. Our and certain of our subsidiaries’ discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our and our subsidiaries’ financial, regulatory or intellectual property position. Even if we or our subsidiaries successfully establish new collaborations, these relationships may never result in the successful development or commercialization of product candidates or the generation of sales revenue. To the extent that we or our subsidiaries enter into collaborative arrangements, the related product revenues are likely to be lower than if we or our subsidiaries directly marketed and sold products.

Management of our relationships with collaborators will require:

•	significant time and effort from our management team, as well as from the management teams of our subsidiaries;

•	coordination of our and certain of our subsidiaries’ marketing and R&D programs with the respective marketing and R&D priorities of our collaborators; and

•	effective allocation of our and our subsidiaries’ resources to multiple projects.

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

We will need to continue to expend funds on improving our infrastructure to address our anticipated growth. Acquisitions of companies or products could place a strain on our management, and administrative, operational and financial systems. In addition, we may need to hire, train and manage more employees, focusing on their integration with our Company and corporate culture. Integration and management issues associated with increased acquisitions may require a disproportionate amount of our management’s time and attention and distract our management from other activities related to running our business.

We may not be able to hire or retain key officers or employees for our Company, and in some cases, our subsidiaries, to implement our business strategy and develop products and businesses.

Our success depends significantly on the continued contributions of our executive officers, financial, scientific and technical personnel and consultants, and on our ability to attract additional personnel for our Company and, in some cases, our subsidiaries as we continue to implement our growth strategy and acquire and invest in companies with varied businesses. During our and our subsidiaries’ operating history, many essential responsibilities have been assigned to a relatively small number of individuals. However, as we continue to implement our growth strategy and our subsidiaries grow, the demands on our key employees will expand and we will need to recruit additional qualified employees for our Company and, possibly, for our subsidiaries. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our or our subsidiaries’ inability to attract additional personnel to fill critical positions could adversely affect our business.

We currently depend heavily upon the efforts and abilities of our management team and the management teams of our subsidiaries. The loss or unavailability of the services of any of these individuals could have a material adverse effect on our business, prospects, financial condition and results. In addition, we have not obtained, do not own, nor are we the beneficiary of key-person life insurance for all of our and our subsidiaries’ key personnel. We only maintain a limited amount of directors’ and officers’ liability insurance coverage to protect all of our directors and executive officers taken together (and those of our subsidiaries). There can be no assurance that this coverage will be sufficient to cover the costs of the events that may lead to its invocation, in which case, there could be a substantial impact on our and our subsidiaries’ ability to continue operations.

Certain of our officers and directors serve in similar roles with our subsidiaries, affiliates, related parties and other parties with whom we transact business; ongoing and future relationships and transactions between these parties could result in conflicts of interest.

We share directors and/or officers with certain of our subsidiaries, affiliates, related parties or other companies with which we transact business, and such arrangements could create conflicts of interest in the future, including with respect to the allocation of corporate opportunities.  While we believe that we have put in place policies and procedures to identify such conflicts and that any existing agreements that may give rise to such conflicts and any such policies or procedures were negotiated at arm’s length in conformity with fiduciary duties, such conflicts of interest may nonetheless arise.  The existence and consequences of such potential conflicts could expose us and our subsidiaries to lost profits, claims by our investors and creditors, and harm to our and our subsidiaries’ results of operations.

Risks Related to Our Biopharmaceutical Business and Industry

We are an early-stage company, with limited operating history upon which stockholders can base an investment decision.

We remain primarily an early-stage biopharmaceutical company and certain of our subsidiaries, on whose success we largely rely, are also early-stage biopharmaceutical companies. To date, we and certain of our subsidiaries have engaged primarily in R&D and investment activities and have not generated any revenues from product sales. We and certain of our subsidiaries have incurred significant net losses since our inception. As of September 30, 2016, we had an accumulated deficit of approximately $227.8 million. We and certain of our subsidiaries have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our products. The successful commercialization of our and certain of our subsidiaries’ products will require us and our subsidiaries to perform a variety of functions, including:

•	identifying, developing, and commercializing product candidates;

•	entering into successful licensing and other arrangements with product development partners;

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our Company (and in some cases our subsidiaries), acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of product candidates, and making investments in other companies. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to commercialize product candidates, develop potential product candidates and make successful investments in other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

If we or certain of our subsidiaries are unable to establish or maintain sales and marketing capabilities or fail to enter into agreements with third parties to market, distribute and sell products that may be successfully developed, neither we nor our subsidiaries may be able to effectively market and sell products and continue to generate product revenue.

Neither we nor our biopharmaceutical subsidiaries (other than Journey Medical Corporation) currently have the infrastructure for the sales, marketing and distribution of any of our product candidates, and we and certain of our subsidiaries must build and maintain this infrastructure or make arrangements with third parties to perform these functions in order to continue to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us, certain of our subsidiaries or jointly with a partner, or the establishment of a contract sales force to market any products we or our subsidiaries may develop is expensive and time-consuming and could delay any product launch or compromise the successful commercialization of products. If we, certain of our subsidiaries, or our respective partners, are unable to establish and maintain sales and marketing capability or any other non-technical capabilities necessary to commercialize any products that may be successfully developed, we or certain of our subsidiaries will need to contract with third parties to market and sell such products. We or certain of our subsidiaries may not be able to establish arrangements with third parties on acceptable terms, or at all.

If any of our or certain of our subsidiaries’ product candidates that are successfully developed do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that any such product candidates generate from sales will be limited.

Even if our or certain of our subsidiaries’ product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our or certain of our subsidiaries’ product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, major operators of hospitals and clinics and patients of the product as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	relative convenience and ease of administration;

•	the prevalence and severity of side effects and adverse events;

•	the effectiveness of our sales and marketing efforts; and

•	unfavorable publicity relating to the product.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we or certain of our subsidiaries may not generate sufficient revenue from these products and in turn we may not become or remain profitable.

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

Failure to be included in formularies developed by managed care organizations and coverage by other organizations may negatively impact the utilization of our and certain of our subsidiaries’ products, which could harm our and our subsidiaries’ market share and could have a material adverse effect on our business and financial condition.

Managed care organizations and other third party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our and certain of our subsidiaries’ products. If our and our subsidiaries’ products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, this could have a material adverse effect on our business and financial condition

Our existing product candidate and certain of our subsidiaries’ product candidates are at an early stage of development and may not be successfully developed or commercialized.

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

Because we and certain of our subsidiaries in-license certain product candidates from third parties, any dispute with the licensors or the non-performance of such license agreements may adversely affect our and our subsidiaries’ ability to develop and commercialize the applicable product candidates.

All of our existing product candidates and certain of our subsidiaries’ product candidates, including related intellectual property rights, were in-licensed from third parties. Under the terms of the license agreements, the licensors generally have the right to terminate such agreements in the event of a material breach. The licenses require us and certain of our subsidiaries to make annual, milestone or other payments prior to commercialization of any product and our and our subsidiaries’ ability to make these payments depends on the ability to generate cash in the future. These license agreements also generally require the use of diligent and reasonable efforts to develop and commercialize product candidates.

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

In addition, even if our or certain of our subsidiaries’ product candidates were to obtain approval, regulatory authorities may approve any of such product candidates or any future product candidate for fewer or more limited indications than we or our subsidiaries request, may not approve the price we or our subsidiaries intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for one or more of our or our subsidiaries current or future product candidates.

Any product candidates we or certain of our subsidiaries advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of any product candidate, including our product candidate CNDO-109, and certain of our subsidiaries’ product candidates, is subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, neither we nor our subsidiaries are permitted to market our product candidates until such product candidate’s Biologics License Application (“BLA”) or New Drug Application is approved by the FDA. The process of obtaining approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Our development of CNDO-109, which is an individualized immunotherapy, may in particular be affected because to date the FDA has only approved one individualized immunotherapy treatment. Certain of our subsidiaries’ development of individualized immunotherapies, if any, will face similar challenges. In addition to the significant clinical testing requirements, our and our subsidiaries’ ability to obtain marketing approval for product candidates depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our and our subsidiaries’ manufacturing processes. The FDA may determine that our or our subsidiaries’ product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

The FDA and other regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or those of certain of our subsidiaries;

•	our or certain of our subsidiaries’ inability to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;

•	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

•	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;

•	the FDA may fail to approve the manufacturing processes or facilities or those of third-party manufacturers with which we, or certain of our subsidiaries or our respective collaborators contract for clinical and commercial supplies; or

•	the approval policies or regulations of the FDA may significantly change in a manner rendering the clinical data insufficient for approval.

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

Any product candidate we or certain of our subsidiaries advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Unacceptable adverse events caused by any of our or certain of our subsidiaries’ product candidates that we advance into clinical trials could cause regulatory authorities to interrupt, delay or stop clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us or our subsidiaries from commercializing the affected product candidate and generating revenues from its sale. For example, in Phase 1/2 oncology trials, dose limiting toxicity (“DLT”) stopping rules are commonly applied.

Neither we nor certain of our subsidiaries have completed testing of all our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our or our subsidiaries’ product candidates. If any of our or our subsidiaries’ product candidates cause unacceptable adverse events in clinical trials, neither we nor our subsidiaries may be able to obtain regulatory approval or commercialize such products or, if such product candidates are approved for marketing, future adverse events could cause us or our subsidiaries to withdraw such products from the market.

Delays in the commencement of our clinical trials could result in increased costs and delay our or certain of our subsidiaries’ ability to pursue regulatory approval.

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

Any delays in the commencement of our or certain of our subsidiaries’ clinical trials will delay our or our subsidiaries’ ability to pursue regulatory approval for product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs and delay or prevent our or certain of our subsidiaries’ ability to complete development of that product or generate product revenues.

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

Changes in regulatory requirements and guidance also may occur and we or certain of our subsidiaries may need to amend clinical trial protocols to reflect these changes. Amendments may require us or certain of our subsidiaries to resubmit clinical trial protocols to IRBs for re-examination, which may in turn impact the costs and timing of, and the likelihood of successfully completing, a clinical trial. If we or our subsidiaries experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

Even if approved, any product candidates that we or certain of our subsidiaries may develop and market may be later withdrawn from the market or subject to promotional limitations.

Neither we nor certain of our subsidiaries may be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates if approved. We and our subsidiaries may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory or if adverse events or other safety issues arise after approval, the FDA or a comparable regulatory agency in another country may withdraw marketing authorization or may condition continued marketing on commitments from us or our subsidiaries that may be expensive and/or time consuming to complete. In addition, if we or others identify adverse side effects after any of our or our subsidiaries’ products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our or our subsidiaries’ products, additional clinical trials, changes in labeling of our or our subsidiaries’ products and additional marketing applications may be required. Any reformulation or labeling changes may limit the marketability of such products if approved.

We and certain of our subsidiaries currently rely on third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on them and other contractors to produce commercial supplies of our products, and our dependence on third-party suppliers could adversely impact our business.

We and certain of our subsidiaries depend on third party manufacturers for product supply. If our or our subsidiaries’ contract manufacturers cannot successfully manufacture material that conforms to our specifications and with FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for those products. Our and our subsidiaries’ third-party suppliers will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. In the event that the FDA or such other agencies determine that our third-party suppliers have not complied with cGMP, the relevant clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material. Any delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of our third-party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our and our subsidiaries’ products.

We and certain of our subsidiaries also rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce product candidates for anticipated clinical trials. There are a small number of suppliers for certain capital equipment and raw materials that are used to manufacture those products. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply the raw material components for an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval.

We do not expect to have the resources or capacity to commercially manufacture our and certain of our subsidiaries’ products, if approved, and will likely continue to be dependent upon third-party manufacturers. Our dependence on third parties to manufacture and supply clinical trial materials and any approved products may adversely affect our and our subsidiaries’ ability to develop and commercialize products on a timely basis or at all.

We and certain of our subsidiaries rely on third parties to conduct clinical trials. If these third parties do not meet agreed upon deadlines or otherwise conduct the trials as required, our or our subsidiaries’ clinical development programs could be delayed or unsuccessful and neither we nor our subsidiaries may be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

Neither we nor certain of our subsidiaries have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We and certain of our subsidiaries intend to and do use CROs to conduct planned clinical trials and will and do rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with specified clinical protocols. These CROs, investigators and other third parties will and do play a significant role in the conduct of our and certain of our subsidiaries’ trials and the subsequent collection and analysis of data from the clinical trials.

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

If our competitors develop treatments for any of the target indications of our or certain of our subsidiaries’ product candidates that are approved more quickly, marketed more successfully or demonstrated to be more effective, the commercial opportunity with respect to that product candidate will be reduced or eliminated.

We and certain of our subsidiaries operate in highly competitive segments of the biopharmaceutical markets and face competition from many different sources, including commercial pharmaceutical enterprises, academic institutions, government agencies, and private and public research institutions. Our and our subsidiaries’ product candidates, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our and our subsidiaries’ competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our and our subsidiaries’ product candidates obsolete or noncompetitive. We and our subsidiaries will also face competition from these third parties in establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates.

We or certain of our subsidiaries may incur substantial product liability or indemnification claims relating to the clinical testing of product candidates.

We and certain of our subsidiaries face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials, and claims could be brought against us if use or misuse of one of our or our subsidiaries’ product candidates causes, or merely appears to have caused, personal injury or death. While we and our subsidiaries have and/or intend to maintain product liability insurance relating to clinical trials, that coverage may not be sufficient to cover potential claims and we or our subsidiaries may be unable to maintain such insurance. Any claims against us or our subsidiaries, regardless of their merit, could severely harm our or our subsidiaries’ financial condition, strain management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we or our subsidiaries will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we and certain of our subsidiaries have entered into various agreements where we indemnify third parties for certain claims relating to product candidates. These indemnification obligations may require us or our subsidiaries to pay significant sums of money for claims that are covered by these indemnifications.

We and certain of our subsidiaries use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

We and certain of our subsidiaries may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our and certain of our subsidiaries’ operations may also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, neither we nor our subsidiaries can entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Neither we nor our subsidiaries carry specific biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we or any of our subsidiaries could be held liable for damages or penalized with fines in an amount exceeding our respective resources, and clinical trials or regulatory approvals could be suspended.

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

If we, certain of our subsidiaries or our respective partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

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

As is common in the biopharmaceutical industry, we and certain of our subsidiaries engage the services of consultants to assist in the development of product candidates. Many of these consultants were previously employed at, or may have previously been or are currently providing consulting services to, other pharmaceutical companies, including our and our subsidiaries’ competitors or potential competitors. We or our subsidiaries may become subject to claims related to whether these consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we or our subsidiaries are successful in defending these claims, litigation could result in substantial costs and be a distraction to management.

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

Any product for which we or our subsidiaries obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if we or our subsidiaries obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We or our subsidiaries also may be subject to state laws and registration requirements covering the distribution of products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on product manufacturing, distribution or use;

•	restrictions on the labeling or marketing of a product;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we or our subsidiaries submit;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals or refusal to approve pending applications or supplements to approved applications that we or our subsidiaries submit;

•	refusal to permit the import or export of products;

•	suspension or withdrawal of marketing or regulatory approvals;

•	product seizure or detentions;

•	injunctions or the imposition of civil or criminal penalties; and

•	adverse publicity.

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

Internet and internal computer system failures or compromises of our systems or security could damage our reputation and harm our business.

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business and the business of our subsidiaries is conducted through the Internet. We could experience system failures and degradations in the future. We also rely on space and office-sharing arrangements that impose additional burdens on our information security systems. We cannot assure you that we will be able to prevent an extended and/or material system failure and the unintentional disclosure of confidential information if any of the following events occur:

•	human error;

•	subsystem, component, or software failure;

•	a power or telecommunications failure;

•	an earthquake, fire, or other natural disaster or act of God;

•	hacker attacks or other intentional acts of vandalism; or;

•	terrorist acts or war.

Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We are an early-stage company with a history of operating losses that is expected to continue and we are unable to predict the extent of future losses, whether we will generate significant or any revenues or whether we will achieve or sustain profitability.

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from operations of approximately $35.8 million, $20.7 million and $50.5 million for the years ended December 31, 2013, 2014 and 2015, respectively, and losses from operations of $46.5 million for the nine months ended September 30, 2016. At September 30, 2016, we had an accumulated deficit of approximately $227.8 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development and our investments in certain of our subsidiaries, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At September 30, 2016, the amount of debt outstanding under our promissory note in favor of Israel Discount Bank of New York (“IDB”) was $14.9 million. The loan is collateralized by a security interest, a general lien upon, and right of set off against, our money market account of $15.0 million. If we default on our obligations, IDB may declare the loan immediately payable together with accrued interest and exercise its right to set-off. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the promissory note with IDB may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We may need substantial additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate one or more of our R&D programs, commercialization efforts and planned acquisitions and potentially change our growth strategy.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2013, 2014 and 2015 we incurred R&D expenses of approximately $25.7 million, $10.2 million and $29.8 million, respectively and research and development expenses of approximately $21.4 million for the nine months ended September 30, 2016. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months. In addition, in February 2015, we raised $10.0 million in a private placement of a promissory note to NSC Biotech Venture Fund I LLC. However, until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

At September 30, 2016, Lindsay A. Rosenwald, M.D., our Chairman, President and Chief Executive Officer, beneficially owned 12.8% of our issued and outstanding capital stock. At September 30, 2016, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 15.3% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

The market price of our Common Stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	announcements we make regarding our or our subsidiaries’ current product candidates, acquisition of potential new product candidates and companies and/or in-licensing through multiple subsidiaries;

•	sales or potential sales of substantial amounts of our Common Stock;

•	our or our subsidiaries’ delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of any of these trials;

•	announcements about us, our subsidiaries or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our or our subsidiaries’ licensors and/or product manufacturers;

•	litigation and other developments relating to our or our subsidiaries’ patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	unstable regional political and economic conditions, such as those caused by the U.S. presidential election;

•	variations in our anticipated or actual operating results; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Almost all of the 48.9 million outstanding shares of our Common Stock as of September 30, 2016 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, in August 2016, we filed a shelf registration statement on Form S-3, which, upon effectiveness, will permit us to issue and sell shares of our common stock having an aggregate offering price of up to $53 million from time to time under our Amended and Restated At Market Issuance Sales Agreement we entered into with MLV & Co and FBR Capital Markets & Co. on August 17, 2016.

We and certain of our subsidiaries have never paid and do not intend to pay cash dividends. As a result, capital appreciation, if any, will be your sole source of gain.

We and certain of our subsidiaries have never paid cash dividends on any of our or their capital stock and we and many of our subsidiaries currently intend to retain future earnings, if any, to fund the development and growth of our businesses. In addition, the terms of existing and future debt agreements may preclude us and certain of our subsidiaries from paying dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(b) Exhibits

Exhibit No.	Description
10.33	Credit Facility Agreement dated as of September 14, 2016, by and among Fortress Biotech, Inc. and Opus Point Healthcare Innovations Fund, LP
10.34	Form of Fortress Biotech, Inc. Convertible Secured Promissory Note
10.35	Form of Common Stock Purchase Warrant
10.36	Pledge and Security Agreement dated as of September 14, 2016 made by the Fortress Biotech, Inc. and FBIO Acquisition, Inc. in favor of Opus Point Healthcare Innovations Fund, LP
31.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Documents
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTRESS BIOTECH, INC.

November 9, 2016	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 9, 2016	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.33	Credit Facility Agreement dated as of September 14, 2016, by and among Fortress Biotech, Inc. and Opus Point Healthcare Innovations Fund, LP
10.34	Form of Fortress Biotech, Inc. Convertible Secured Promissory Note
10.35	Form of Common Stock Purchase Warrant
10.36	Pledge and Security Agreement dated as of September 14, 2016 made by the Fortress Biotech, Inc. and FBIO Acquisition, Inc. in favor of Opus Point Healthcare Innovations Fund, LP
31.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Documents
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document