Form 10-Q
period 2017-03-31
Fortress Biotech, Inc.
filed 2017-05-10
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 10, 2017, there were 50,332,002 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$134,037	$88,294
Accounts receivable	1,368	1,830
Cash deposits with clearing organizations	1,030	1,030
Receivables from broker-dealers and clearing organizations	2,858	3,357
Forgivable loans receivable	1,528	1,712
Securities owned, at fair value	1,206	2,357
Inventory	204	203
Other receivables - related party	1,034	1,790
Prepaid expenses and other current assets	8,542	9,061
Total current assets	151,807	109,634

Property and equipment, net	7,386	7,376
Restricted cash	15,860	15,860
Long-term investments, at fair value	746	1,414
Intangible assets	17,077	17,408
Goodwill	18,645	18,645
Other assets	390	394
Total assets	$211,911	$170,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,864	$23,871
Accrued commissions and payroll payable	10,190	11,940
Contingent consideration payable	623	424
Deferred clearing and marketing credits	943	995
Securities sold, not yet purchased, at fair value	1	298
Warrants issuable - National	10,096	14,359
Interest payable	89	88
Interest payable - related party	96	77
Notes payable, short-term	2,105	1,000
Subsidiary convertible note, short-term, at fair value	3,147	1,031
Contingently issuable liabilities	-	1,682
Derivative warrant liability	402	481
Other current liabilities	244	319
Total current liabilities	52,800	56,565

Notes payable, long-term (net of debt discount of $2,549 and $2,009 at March 31, 2017 and December 31, 2016, respectively)	26,137	22,528
Subsidiary convertible note, long-term, at fair value	1,637	3,656
Other long-term liabilities	5,020	5,014
Total liabilities	85,594	87,763

Commitments and contingencies

Stockholders' equity
Convertible Preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 50,319,919 and 48,932,023 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	50	49
Additional paid-in-capital	304,929	283,697
Accumulated deficit	(257,233)	(245,251)
Total stockholders' equity attributed to the Company	47,746	38,495

Non-controlling interests	78,571	44,473
Total stockholders' equity	126,317	82,968
Total liabilities and stockholders' equity	$211,911	$170,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue
Fortress
Product revenue, net	$2,085	$383
Revenue - from a related party	693	277
Net Fortress revenue	2,778	660

National
Commissions	24,506	-
Net dealer inventory gains	2,511	-
Investment banking	7,061	-
Investment advisory	3,385	-
Interest and dividends	716	-
Transfer fees and clearing services	2,498	-
Tax preparation and accounting	856	-
Other	371	-
Total National revenue	41,904	-
Net revenue	44,682	660

Operating expenses
Fortress
Cost of goods sold - product revenue	469	-
Research and development	7,110	7,736
Research and development – licenses acquired	1,294	83
General and administrative	10,252	7,932
Total Fortress operating expenses	19,125	15,751

National
Commissions, compensation and fees	37,258	-
Clearing fees	738	-
Communications	722	-
Occupancy	1,008	-
Licenses and registration	405	-
Professional fees	1,263	-
Interest	4	-
Depreciation and amortization	506	-
Other administrative expenses	1,230	-
Total National operating expenses	43,134	-
Total operating expenses	62,259	15,751
Loss from operations	(17,577)	(15,091)

Other income (expenses)
Interest income	136	75
Interest expense and financing fee	(698)	(620)
Change in fair value of derivative liabilities	4,342	(89)
Change in fair value of subsidiary convertible note	(97)	-
Change in fair value of investments	(668)	(918)
Total other income (expenses)	3,015	(1,552)
Net loss	(14,562)	(16,643)

Net loss attributable to non-controlling interests	(2,580)	(4,438)
Net loss attributable to common stockholders	$(11,982)	$(12,205)

Basic and diluted net loss per common share	$(0.30)	$(0.31)

Weighted average common shares outstanding—basic and diluted	40,357,711	39,658,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

 (Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2016	48,932,023	$49	$283,697	$(245,251)	$44,473	$82,968
Stock-based compensation expense	-	-	2,929	-	-	2,929
Issuance of restricted stock	1,387,896	1	(1)	-	-	-
Issuance of subsidiaries' common shares for license expenses	-	-	1,712	-	-	1,712
Subsidiary's offering, net	-	-	52,906	-	-	52,906
Debt discount related to Opus Credit Facility	-	-	158	-	-	158
Issuance of warrants in conjunction with NSC debt	-	-	206	-	-	206
Non-controlling interest in subsidiaries	-	-	(36,678)	-	36,678	-
Net loss attributable to non-controlling interest	-	-	-	-	(2,580)	(2,580)
Net loss attributable to common stockholders	-	-	-	(11,982)	-	(11,982)
Balance at March 31, 2017	50,319,919	$50	$304,929	$(257,233)	$78,571	$126,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(14,562)	$(16,643)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	682	4
Amortization of debt discount	246	369
Amortization of product revenue license fee	133	-
Amortization of forgivable loans to registered representatives	201	-
Amortization of deferred clearing credit	(52)	-
Stock-based compensation expense	2,929	2,866
Recovery for doubtful accounts	(115)	-
Issuance of subsidiaries' common shares for license expenses	30	48
Financing fees on subsidiaries' Convertible Note, at fair value	4	-
Change in fair value of investments	668	918
Change in fair value of derivative liabilities	(4,342)	89
Change in fair value of subsidiary convertible note	97	-
Change in fair value of contingent consideration payable	7
Research and development-licenses acquired, expense	1,265	35
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	462	-
Receivables from broker-dealers and clearing organizations	499	-
Forgivable loans receivable	(17)	-
Securities owned, at fair value	1,151	-
Inventory	(1)	-
Other receivables - related party	756	(1,158)
Prepaid expenses and other current assets	635	(166)
Accounts payable and accrued expenses	(1,882)	169
Securities sold, but not yet purchased, at fair value	(297)	-
Interest payable	2	-
Interest payable - related party	30	-
Other long-term liabilities	(4)	1,832
Net cash used in operating activities	(11,475)	(11,637)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(665)	(35)
Purchase of property and equipment	(261)	(2,293)
Purchase of license	-	(200)
Security deposits refund	3	-
Acquisition of business - National	(19)	-
Investment in Origo Acquisition Corp.	-	(175)
Net cash used in investing activities	(942)	(2,703)

Cash Flows from Financing Activities:
Proceeds from subsidiary's offering	55,904	570
Payment of costs related to subsidiary's offering	(2,998)	(205)
Payment of NSC Note	-	(2,792)
Proceeds from 2017 Subordinated Note Financing	3,254	-
Proceeds from Opus Credit Facility	2,000	-
Net cash provided by (used in) financing activities	58,160	(2,427)

Net increase (decrease) in cash and cash equivalents	45,743	(16,767)

Cash and cash equivalents at beginning of period	88,294	98,182
Cash and cash equivalents at end of period	$134,037	$81,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$58	$77

Supplemental disclosure of non-cash financing and investing activities:
Issuance of restricted stock	$1	$2
Issuance of warrants to National as placement agent in conjunction with NSC Debt	$206	$-
Debt discount related to Opus Credit Facility	$158	$-
Common shares issuable for license acquired	$1,682	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. Fortress develops and commercializes products both within Fortress and through certain of its subsidiary companies, also referred to herein as the “Fortress Companies.” Additionally, the Company has a controlling interest in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”). In addition to its internal development programs, the Company leverages its biopharmaceutical business expertise and drug development capabilities and provides funding and management services to help the Fortress Companies achieve their goals. The Company and the Fortress Companies may seek licensings, acquisitions, partnerships, joint ventures and/or public and private financings (including financings facilitated by NHLD) to accelerate and provide additional funding to support their research and development programs.

As of March 31, 2017, in addition to NHLD, the Company has several consolidated Fortress Companies, some of which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Cellvation, Inc. (“Cellvation”), Journey Medical Corporation (“Journey” or “JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), Escala Therapeutics, Inc. (“Escala”), CB Securities Corporation (which holds investments classified as cash and cash equivalents), Caelum Biosciences, Inc. (“Caelum”) and Cyprium Therapeutics, Inc. (“Cyprium”). In addition to the foregoing companies, Fortress also maintains ownership positions in subsidiaries with minimal activity, including Innmune Limited.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year for each of the Company, Avenue, Checkpoint, Mustang and National. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2017, from which the Company derived the balance sheet data at December 31, 2016, as well as National’s Form 10-Q, filed with the SEC on February 14, 2017, Checkpoint’s Forms 10-K and 10-K/A, filed with the SEC on March 17, 2017 and March 21, 2017, respectively, Mustang’s Form 10-K, filed with the SEC on March 31, 2017, and Avenue’s Form 10-12G/A, filed with the SEC on March 27, 2017.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: NHLD, Innmune Limited, Coronado SO, Cyprium, Escala, JMC, CB Securities Corporation, Avenue, Checkpoint, Mustang, Helocyte, Cellvation and Caelum. All intercompany balances and transactions have been eliminated.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 16, 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires companies to classify the cash paid to a tax authority when shares are withheld to satisfy their statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Company adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2017. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entities expect to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact, if any, that ASU 2014-09 and ASU 2016-10 will have on its condensed consolidated financial statements and determining the transition method, including the period of adoption that it will apply.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain targeted provisions. The Company is currently evaluating the impact, if any, of adoption of ASU 2016-01 on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adoption of ASU 2016-02 on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets are measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020 and may be adopted earlier. The Company is currently evaluating the impact, if any, that ASU 2016-13 will have on its condensed consolidated financial statements and related disclosures.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact, if any, of this new pronouncement on its condensed consolidated statements of cash flows and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of this new pronouncement on its condensed consolidated statements of cash flows and related disclosures.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for fiscal periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2017. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. National Holdings Corporation

On September 9, 2016, the Company, purchased approximately 56.6% of National's common stock, par value $0.02 per share at the purchase price of $3.25 per share in cash.

On April 27, 2016, the Company entered into an Agreement and Plan of Merger with National and a wholly owned subsidiary of the Company, providing for the acquisition of National (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, the Company agreed to cause its wholly owned subsidiary to commence a tender offer for all the issued and outstanding shares of National’s common stock, par value $0.02 per share, at a purchase price of $3.25 per share (the “Offer”). Upon expiration of the Offer on September 9, 2016 (and the subsequent settlement period), a total of approximately 7 million shares were validly tendered, representing approximately 56.6% of the outstanding shares of National on a fully-diluted basis. The aggregate consideration paid by Fortress in the Offer was approximately $22.9 million, without giving effect to related transaction fees and expenses. Fortress funded the payment with cash on hand.

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

Intangible assets consist of trademark and customer lists acquired in the offer under the purchase method of accounting and are recorded at preliminary fair value net of accumulated amortization since the purchase date. Amortization is calculated using the straight-line and accelerated methods over the following estimated useful lives:

Useful life
Trademark	10 years
Customer lists	10 years

The gross carrying amounts related to acquired intangible assets as of March 31, 2017 are as follows ($ in thousands):

Intangible assets at December 31, 2016	$15,991
Amortization expense	(408)
Intangible assets at March 31, 2017	$15,583

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The future amortization of these intangible assets is as follows ($ in thousands):

Total
Nine Months Ended December 31, 2017	$1,242
Year Ended December 31, 2018	1,649
Year Ended December 31, 2019	1,649
Year Ended December 31, 2020	1,654
Year Ended December 31, 2021	1,649
Thereafter	7,740
Total	$15,583

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the period ended March 31, 2017.

4. Broker-Dealers and Clearing Organizations, Other Receivables and Prepaid Expenses and Other Current Liabilities

At December 31, 2016, National’s receivables of $2.9 million from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with National’s retail brokerage business as well as asset based fee revenue associated with National’s asset management advisory business. National also has other receivables at December 31, 2016 of $3.9 million, which principally represent trailing commissions, tax and accounting fees and investment banking fees and are net of an allowance for uncollectable accounts of $0.6 million and are included in prepaid expenses and other current assets in the Company's Condensed Consolidated Balance Sheet.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Forgivable Loans Receivable

From time to time, National's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest ranging up to 9%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2021. Amortization of loan forgiveness was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note.

National provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of December 31, 2016, no allowance for doubtful accounts was required.

There were no unamortized forgivable loans outstanding at December 31, 2016 attributable to registered representatives who ended their affiliation with National’s subsidiaries prior to the fulfillment of their obligation.

6. Property and Equipment

Fortress's property and equipment, exclusive of National's property and equipment, consisted of the following ($ in thousands):

	Estimated Useful	March 31,	December 31,
	Lives (in years)	2017	2016
Computer equipment	3	$489	$440
Furniture and fixtures	5	887	821
Leasehold improvements	Various	5,401	5,396
Total property and equipment		6,777	6,657
Less: accumulated depreciation		(621)	(445)
Property and equipment, net		$6,156	$6,212

Fortress's depreciation expense for the three months ended March 31, 2017 and 2016, was approximately $176,000 and $4,000, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

National's property and equipment as of December 31, 2016 consisted of the following ($ in thousands):

	December 31,	Estimated Useful
	2016	Lives (in years)
Equipment	$719	5
Furniture and fixtures	71	5
Leasehold improvements	298	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	276	5
Total property and equipment	1,364
Less: accumulated depreciation	(134)
Property and equipment, net	$1,230

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

Laser Device for Treatment of Migraine Headache

On March 17, 2014, the Company invested $250,000 for a 35% ownership position in a third-party company developing a laser device to treat migraine headaches. The Company elected the fair value option for recording this investment. In conjunction with this investment, the Company received 13,409,962 Class A Preferred Units in the third-party company, representing 83% of the total 16,091,954 Class A Preferred Units. The fair value of this investment was $0.3 million as of March 31, 2017 and December 31, 2016. The value of the Company’s investment was determined based on a valuation which takes into consideration, when applicable, cash paid, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. Based on these inputs at March 31, 2017, the fair value of the Company’s investment approximated cost.

Origo Acquisition Corporation (formerly CB Pharma Acquisition Corporation)

On December 19, 2016, Origo Acquisition Corporation (“Origo”) entered into a merger agreement (“Origo Merger Agreement”) with Aina Le’a Inc. (“Aina Le’a”), a residential and commercial real estate developer in Hawaii. On February 17, 2017, Origo sent a letter, as supplemented on February 22, 2017 (the “Termination Letter”), to Aina Le’a terminating the Origo Merger Agreement.  On March 10, 2017, Origo’s shareholders approved an amendment to Origo’s organizational documents extending the date by which Origo must consummate a merger to September 12, 2017.

As of March 31, 2017, the Company valued its investment in Origo, a publicly traded company, utilizing the following assumptions: probability of a successful business combination of 18.4%, and no dividend rate, which yielded an instrument value upon business combination of $9.83 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model at a value of $0.18 for each right and $0.11 for each warrant. Based upon the valuation, the Company recorded a decrease in fair-value of investment of $0.7 million. At March 31, 2017, the fair value of the Company’s investment in Origo was, $0.5 million. The Company’s working capital note with Origo of $0.3 million can be converted to stock upon a successful business combination.

Contingently Issuable Warrant

Pursuant to the Company’s promissory note with NSC of March 2015, as amended in July 2015 (the “NSC Note”), if the Company transfers any proceeds from the NSC Note to a Fortress Company, such Fortress Company will issue to NSC Biotech Venture Fund I LLC a new promissory note on identical terms as the NSC Note and NSC Biotech Venture Fund I LLC will also receive a warrant to purchase a number of shares of such Fortress Company’s stock equal to 25% of the outstanding Fortress Company note divided by the lowest price for which the Fortress Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress Company’s common stock and are accounted for in accordance with ASC 815, Derivatives and Hedging.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Avenue classified the fair value of the contingently issuable warrants granted in connection with the transfer from Fortress of $3.0 million to Avenue under the NSC Note as a derivative liability as there was a potential that Avenue would not have a sufficient number of authorized common shares available to settle these instruments.

The fair value of Avenue’s contingently issuable warrants was determined by applying management’s estimate of the probability of issuance of the contingently issuable warrants together with an option pricing model, with the following key assumptions:

March 31, 2017
Risk-free interest rate	2.40%
Expected dividend yield	-
Expected term in years	8.59
Expected volatility	83%
Probability of issuance of the warrant	50%

($ in thousands)	Avenue’s Contingently Issuable Warrants
Beginning balance at January 1, 2017	$302
Change in fair value	(4)
Ending balance at March 31, 2017	$298

Avenue Warrant Liabilities

On December 30, 2016, Avenue held a closing of the sale of convertible promissory notes. In the closing, WestPark Capital, Inc., the placement agent (“WestPark”), received a warrant (the “WestPark Warrant”) to purchase the number of shares of Avenue’s common stock equal to $10,000 divided by the price per share at which any note sold to investors first converts into Avenue’s common stock. The WestPark Warrant has a ten-year term and a per share exercise price equal to the price per share at which any note sold to investors first converts into Avenue’s common stock. Avenue’s WestPark Warrant liability was measured at fair value using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (level 3 inputs) used in measuring Avenue’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2017 is as follows:

March 31, 2017
Risk-free interest rate	2.39%
Expected dividend yield	-
Expected term in years	9.76
Expected volatility	86%

There was no change in fair value of Avenue’s warrant liability for the three months ended March 31, 2017.

Helocyte Warrant Liabilities

The fair value of Helocyte’s warrant liability was measured at fair value using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (level 3 inputs) used in measuring Helocyte’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2017 is as follows:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017
Risk-free interest rate	1.769% – 1.859%
Expected dividend yield	-%
Expected term in years	4.25 - 4.67
Expected volatility	70.0%
Strike price	$0.44

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2017	$167
Change in fair value of derivative liabilities	(75)
Ending balance at March 31, 2017	$92

Convertible Notes at Fair Value

Helocyte’s convertible debt is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Helocyte’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of March 31, 2017 is as follows:

March 31, 2017
Risk-free interest rate	0.910% - 1.189%
Expected dividend yield	-%
Expected term in years	0.50 - 1.66
Expected volatility	61.7%

($ in thousands)	Helocyte Convertible Note, at fair value
Beginning balance at January 1, 2017	$4,487
Change in fair value of convertible notes	93
Ending balance at March 31, 2017	$4,580

Avenue’s convertible debt is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Avenue’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of March 31, 2017 is as follows:

March 31, 2017
Risk-free interest rate	0.91% - 1.21%
Expected dividend yield	-%
Expected term in years	0.50 - 1.75
Expected volatility	61.7%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in thousands)	Avenue Convertible Note, at fair value
Beginning balance at January 1, 2017	$200
Change in fair value of convertible notes	4
Ending balance at March 31, 2017	$204

The following tables classify the fair value hierarchy of Fortress's financial instruments, exclusive of National's financial instruments, measured at fair value as of March 31, 2017 and December 31, 2016:

	Fair Value Measurement as of March 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$746	$746
Total	$-	$-	$746	$746

Liabilities
Contingently Issuable Warrants	$-	$-	$298	$298
Warrant liabilities	-	-	104	104
Helocyte Convertible Note, at fair value	-	-	4,580	4,580
Avenue Convertible Note, at fair value	-	-	204	204
Total	$-	$-	$5,186	$5,186

The following table shows the fair values hierarchy of National's financial instruments measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets as of December 31, 2016:

	Fair Value Measurement as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
National
Securities owned, at fair value
Corporate stocks	$172	$-	$-	$172
Municipal bonds	930	-	-	930
Restricted stock	-	104	-	104
Total	$1,102	$104	$-	$1,206

Liabilities
National
Securities sold, but not yet purchased at fair value
Corporate stocks	$1	$-	$-	$1
Warrants issuable - National			10,096	10,096
Total	$1	$-	$10,096	$10,097

Warrants issuable - National

In accordance with the Company’s Merger Agreement with National, since less than 80% of National's issued and outstanding shares of common stock were tendered, National remains a publicly-traded company and National's stockholders post-tender offer will receive from National a five-year warrant per held share to purchase an additional share of National's common stock at $3.25 as a dividend to all holders of National's common stock.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As National does not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement may be considered outside of the Company’s control, net cash settlement of the warrants is assumed. The fair value of the 5.4 million National warrants represents 43.4% of the warrants issued to non-Fortress shareholders. These are being classified as a liability in the condensed consolidated statement of financial condition at March 31, 2017. Such valuation (using level 3 inputs) was determined by use of the Black-Scholes option pricing model using the following assumptions:

December 31, 2016
Dividend yield	-%
Expected volatility	98.23%
Risk-free interest rate	1.93%
Life (in years)	4.7

($ in thousands)	National’s Warrants
Beginning balance at October 1, 2016	$14,359
Change in fair value of derivative liability	(4,263)
Ending balance at December 31, 2016	$10,096

National listed the warrants on the Nasdaq Capital Market under the symbol “NHLDW” in February 2017.

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the three months ended March 31, 2017:

($ in thousands)	Investment in Origo	Investment in laser device	Helocyte Convertible Note, at fair value	Avenue Convertible Note, at fair value	Contingently Issuable Warrants	Warrant liabilities	Total
Balance at December 31, 2016	$1,164	$250	$4,487	$200	$14,661	$179	$20,941
Change in fair value of investments	(668)	-	-	-	-	-	(668)
Change in fair value of convertible notes	-	-	93	4	-	-	97
Change in fair value of derivative liabilities	-	-	-	-	(4,267)	(75)	(4,342)
Balance at March 31, 2017	$496	$250	$4,580	$204	$10,394	$104	$16,028

For the three months ended March 31, 2017, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

8. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Mustang, Checkpoint, Helocyte, Caelum and Cyprium require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three months ended March 31, 2017, the purchase price of licenses, totaling approximately $1.3 million, was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2017	2016
Fortress Companies:
Checkpoint	$400	$-
Helocyte	-	83
Mustang	575	-
Caelum	219	-
Cyprium	100	-
Total	$1,294	$83

Checkpoint Therapeutics, Inc.

Jubilant Biosys Limited

In May 2016, Checkpoint entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby Checkpoint obtained an exclusive, worldwide license (the “Jubilant License”) to Jubilant’s family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment, including CK-103. In March 2017, Checkpoint expensed a non-refundable milestone payment of $0.4 million upon the successful completion of toxicology studies under the terms of the Jubilant License, which is included in research and development-licenses acquired in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.

In connection with the Jubilant License, Checkpoint entered into a sublicense agreement (the “Sublicense Agreement”) with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, with Checkpoint retaining the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and the Company’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. For the three months ended March 31, 2017, Checkpoint recognized $0.5 million in revenue related to the Sublicense Agreement, including a milestone payment of $0.2 million upon the successful completion of toxicology studies during March 2017, which is included in revenue – related party in the Condensed Consolidated Statements of Operations. There was no related revenue recognized during the same period of 2016.

Dana-Farber Cancer Institute

In connection with its license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. For the three months ended March 31, 2017 and 2016, approximately $28,000 and $17,000, respectively, was recognized in revenue from the collaboration agreement with TGTX in the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang Bio, Inc.

License Agreement with the City of Hope

In March 2015, Mustang entered into an exclusive license agreement with City of Hope (“COH”) to acquire intellectual property rights pertaining to CAR-T (the “Original License”). On February 17, 2017, Mustang and COH amended and restated the Original License by entering into three separate exclusive license agreements, one relating to CD123 (the “CD123 License”), one relating to IL-13 (the “IL-13 License”) and one relating to the spacer technology (the “Spacer License”). The total potential consideration payable to COH by Mustang under the new license agreements, in equity or cash, did not, in the aggregate, change materially from the Original License.

CD123 License

Pursuant to the CD123 License, Mustang and COH acknowledge that an upfront fee was paid under the Original License. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. Mustang is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original License were acknowledged, and the anti-dilution provisions of the Original License were carried forward.

IL-13 License

Pursuant to the IL-13 License, Mustang and COH acknowledge that an upfront fee was paid under the Original License. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive milestone payments totaling approximately $14.5 million upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. Mustang is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original License were acknowledged, and the anti-dilution provisions of the Original License were carried forward. During the three months ended March 31, 2017, Mustang recorded an expense of $0.3 million in connection with the achievement of certain milestones pursuant to the IL-13 License.

Spacer License

Pursuant to the Spacer License, Mustang and COH acknowledge that an upfront fee was paid under the Original License. In addition, an annual maintenance fee will continue to apply. No royalties are due if the Spacer technology is used in conjunction with a CD123 CAR or an IL-13 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. Mustang is obligated to pay COH a percentage (in the mid-thirties) of certain revenues received in connection with a sublicense. In addition, equity grants made under the Original License were acknowledged, and the anti-dilution provisions of the Original License were carried forward.

IV/ICV Agreement

On February 17, 2017, Mustang entered into an exclusive license agreement (the “IV/ICV Agreement”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV Agreement, Mustang paid COH an upfront fee of $0.1 million in March 2017. COH is eligible to receive milestone payments totaling approximately $0.1 million upon the achievement of a certain milestone as well as an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products and services.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

License with University of California

On March 17, 2017, Mustang entered into an exclusive license agreement with the Regents of the University of California (“UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. Pursuant to the UCLA Agreement, Mustang paid UCLA an upfront fee of $0.2 million on April 25, 2017. Annual maintenance fees also apply, additional payments are due upon achievement of certain development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products.

Caelum Biosciences, Inc.

License Agreement with Columbia University

In January 2017, Caelum entered into an exclusive license agreement with Columbia University (“Columbia”) to secure worldwide license rights to CAEL-101 (11-1F4), a chimeric fibril-reactive monoclonal antibody (mAb) being evaluated in a Phase 1a/1b study for the treatment of amyloid light chain (“AL”) amyloidosis. This transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. Caelum made an upfront payment of $0.2 million to Columbia upon execution of the exclusive license and also granted Columbia 1,050,000 shares of Common Stock, representing 10% ownership of Caelum, as of such date valued at $29,000 or $0.028 per share. Total consideration is included in research and development licenses acquired on the Condensed Consolidated Statements of Operations. Under the terms of the agreement, Columbia is eligible to receive additional milestone payments of up to $5.5 million upon the achievement of certain development milestones, in addition to royalty payments for sales of the product. CAEL-101 is a novel antibody being developed for patients with AL Amyloidosis, a rare systemic disorder caused by an abnormality of plasma cells in the bone marrow.

Cyprium Therapeutics, Inc.

License Agreement with the Eunice Kennedy Shriver National Institute of Child Health and Human Development

In March 2017, Cyprium and the Eunice Kennedy Shriver National Institute of Child Health and Human Development (“NICHD”), part of the National Institutes of Health (“NIH”), entered into a Cooperative Research and Development Agreement to advance the clinical development of Phase 3 candidate CUTX-101 (copper histidinate injection) for the treatment of Menkes disease. Cyprium and NICHD also entered into a worldwide, exclusive license agreement to develop and commercialize AAV-based ATP7A gene therapy for use in combination with CUTX-101 for the treatment of Menkes disease and related copper transport disorders. This transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. Cyprium made an upfront payment of $0.1 million to NICHD upon execution of the exclusive license, which has been included in research and development-licenses acquired in the Condensed Consolidated Statements of Operations.

9. Sponsored Research Agreements

Checkpoint Therapeutics, Inc.

In connection with its license agreement with NeuPharma, Inc. (“NeuPharma”), Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX, a related party, agreed to assume all costs associated with this Sponsored Research Agreement and paid Checkpoint for all amounts previously paid by the Company.  For the three months ended March 31, 2017 and 2016, approximately $0.2 million and $0.3 million, respectively, was recognized in revenue in connection with the Sponsored Research Agreement in the Condensed Consolidated Statements of Operations.

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

For the three months ended March 31, 2017 and 2016, Helocyte incurred expense of $0.5 million and $1.0 million, related to the Triplex Research Agreement and $0.2 million and $1.0 million related to their PepVax Research Agreement, recorded as research and development expense in the Company’s Condensed Consolidated Statements of Operations.

Mustang Bio, Inc.

In connection with Mustang’s license with COH for the development of CAR-T, Mustang entered into a Sponsored Research Agreement in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal annual installments, until 2020. For the three months ended March 31, 2017 and 2016, Mustang incurred expense of $0.5 million and $0.5 million, respectively, recorded as research and development expense in the Company’s Condensed Consolidated Statements of Operations.

On February 17, 2017, Mustang entered into a Clinical Research Support Agreement for CD123. Pursuant to the terms of this agreement Mustang made an upfront payment of $19,450 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the three months ended March 31, 2017 Mustang recorded $19,450, in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

Also on February 17, 2017, Mustang entered into a Clinical Research Support Agreement for IL-13. Pursuant to the terms of this agreement Mustang made an upfront payment of $9,238 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL-13. For the three months ended March 31, 2017, Mustang recorded $9,238 in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

10. Intangibles, net

Journey Medical Corporation

Pursuant to the terms of Journey’s license agreements for its branded products, Journey made upfront payments totaling $1.6 million. With the commencement of sales of these products, Journey began amortization of these costs over their respective three year estimated useful life. For the three months ended March 31, 2017 and 2016, Journey recognized expense of approximately $0.1 million and nil, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Debt and Interest

Debt

Total debt consists of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
($ in thousands)	2017	2016	Interest rate	Maturity
IDB Note	$14,929	$14,929	2.25%	Feb - 2018
NSC Note	3,608	3,608	8.00%	Sep - 2018
2017 Subordinated Note Financing	3,254	-	8.00%	March - 2020
Opus Credit Facility	9,000	7,000	12.00%	Sep - 2018
Helocyte Convertible Note, at fair value	1,054	1,031	5.00% - 8.00%	December 2017
Helocyte Convertible Note, at fair value	2,093	2,051	5.00% - 8.00%	March - 2018
Helocyte Convertible Note, at fair value	1,011	991	5.00% - 8.00%	April - 2018
Helocyte Convertible Note, at fair value	422	414	5.00% - 8.00%	May - 2018
Avenue Convertible Note, at fair value	204	200	5.00% - 8.00%	June - 2018
Total notes payable	35,575	30,224
Less: Discount on notes payable	2,549	2,009
Total notes payable, net	$33,026	$28,215

IDB Note

On February 13, 2014, the Company executed a secured promissory note in favor of Israel Discount Bank of New York (“IDB”) in the amount of $15.0 million (the “IDB Note”). As of March 31, 2017, the Company had $14.9 million outstanding under the IDB Note, secured by a $15.0 million pledge account.

2017 Subordinated Note Financing

On March 31, 2017, the Company entered into Note Purchase Agreements (the “Purchase Agreements”) with NAM Biotech Fund II, LLC -  Series I (“NAM Biotech Fund”) and NAM Special Situations Fund I QP, LLC – FBIO Series I (“NAM Special Situations Fund”), both of which are accredited investors, and sold subordinated promissory notes (the “Notes”) of the Company (the “2017 Subordinated Note Financing”) in the aggregate principal amount of $3.25 million. The Notes bear interest at the rate of 8% per annum; additionally, the Notes accrue paid-in-kind interest at the rate of 7% per annum, which will be paid quarterly in shares of the Company’s common stock and/or shares of common stock of one of the Company’s subsidiaries that are publicly traded, in accordance with the terms of the Notes. Each Note is due on the third anniversary of its issuance, provided that the Company may extend the maturity date for two one-year periods in its sole discretion. The 2017 Subordinated Note Financing is for a minimum of $3.0 million and a maximum of $40.0 million (which the Company may, in its sole discretion, increase to $50.0 million).

National Securities Corporation (“NSC”), a subsidiary of National and a related party, (see Note 17), pursuant to a Placement Agency Agreement entered into between the Company, NAM Biotech Fund and NSC (the “NAM Placement Agency Agreement”) and a Placement Agency Agreement entered into between the Company, NAM Special Situations Fund and NSC (together with the NAM Placement Agency Agreement, the “Placement Agency Agreements”) acts as placement agent in the 2017 Subordinated Note Financing. Pursuant to the terms of the Placement Agency Agreements, NSC receives (in addition to reimbursement of certain expenses) an aggregate cash fee equal to 10% of the aggregate sales price of the Notes sold in the 2017 Subordinated Note Financing to NAM Biotech Fund and NAM Special Situations Fund. The Placement Agent also receives warrants equal to 10% of the aggregate principal amount of the Notes sold in the 2017 Subordinated Note Financing divided by the closing share price of the Company’s common stock on the date of closing (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable immediately at such closing share price for a period of five years. The Placement Agent will have a right of first offer for a period of 12 months for any proposed issuance of the Company’s capital stock in a private financing, subject to certain exceptions, and will also have the right to participate as an investor in subsequent financings.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the initial closing of the 2017 Subordinated Note Financing, NSC received a cash fee of $325,400 and a Placement Agent Warrant to purchase 87,946 shares of the Company’s common stock. The Company valued the Warrant at $0.2 million, which was recorded as debt discount, in the Condensed Consolidated Balance Sheets as of March 31, 2017.

Opus Credit Facility

As of March 31, 2017, the Company had $9.0 million outstanding under the Opus Credit Facility (see Note 17), net of a debt discount related to the allocated value of the warrants associated with the Opus Credit Facility of $1.8 million.

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	For the Three Months Ended March 31,
($ in thousands)	2017	2016
IDB Note
Interest	$82	$80
Amortization of fees	-	1
Total IDB Note	82	81

NSC Debt
Interest	71	167
Amortization of fees	38	368
Total NSC Debt	109	535

Opus Credit Facility
Interest	232	-
Amortization of fees	208	-
Total Opus Note	440	-

LOC Fees
Interest	8	4
Total LOC	8	4

Helocyte Convertible Note
Interest	54	-
Financing fee	1	-
Total Helocyte Convertible Note	55	-

Avenue Convertible Note
Financing fee	3	-
Total Helocyte Convertible Note	3	-

D&O Insurance
Interest	1	-
Total D&O Insurance	1	-
Total Interest Expense and Financing Fee	$698	$620

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Accrued Expenses and Other Long-Term Liabilities

 Accrued expenses and other long-term liabilities, excluding National, consisted of the following:

	March 31,	December 31,
($ in thousands)	2017	2016
Accrued expenses:
Professional fees	$1,450	$1,253
Salaries, bonuses and related benefits	3,532	2,846
Accrued Severance	-	53
Ovamed manufacturing rights – short term component	900	900
Research and development	680	394
Dr. Falk Pharma milestone	2,684	2,634
Other	1,874	2,002
Total accrued expenses	$11,120	$10,082

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge	5,020	5,014
Total other long-term liabilities	$5,020	$5,014

National's accounts payable and other accrued expenses as of December 31, 2016, consisted of the following:

December 31,
2016
Legal	$752
Audit	263
Telecommunications	178
Data Services	235
Regulatory	623
Settlements	421
Deferred rent	123
Contingent consideration payable	623
Other	1,995
Total	$5,213

13. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	As of March 31, 2017
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	Cellvation	Caelum	National Holdings	Total
NCI equity share	$(842)	$(236)	$46,581	$21,009	$(543)	$(1,684)	$(153)	$(3)	$17,022	$81,151
Net loss attributed to non-controlling interests	(68)	(4)	(1,674)	(2,734)	(68)	(323)	(54)	(145)	2,490	(2,580)
Non-controlling interests in consolidated entities	$(910)	$(240)	$44,907	$18,275	$(611)	$(2,007)	$(207)	$(148)	$19,512	$78,571

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of December 31, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	Cellvation	National Holdings	Total
NCI equity share	$(494)	$(217)	$12,376	$32,160	$(192)	$(612)	$4	$17,643	$60,668
Net loss attributed to non-controlling interests	(349)	(19)	(1,805)	(11,733)	(355)	(1,155)	(158)	(621)	(16,195)
Non-controlling interests in consolidated entities	$(843)	$(236)	$10,571	$20,427	$(547)	$(1,767)	$(154)	$17,022	$44,473

The components of non-controlling interests in loss of consolidated entities are as follows:

	For the three months ended March 31, 2017
($ in thousands)	Avenue	Coronado SO	Mustang (2)	Checkpoint (1)	JMC	Helocyte	Cellvation	Caelum	National Holdings	Total
Non-controlling interests in loss of consolidated entities	$(68)	$(4)	$(1,674)	$(2,734)	$(68)	$(323)	$(54)	$(145)	$2,490	$(2,580)
Non-controlling ownership	10.2%	13.0%	52.0%	62.4%	7.0%	20.0%	22.0%	25.5%	43.4%

(1)	– Checkpoint is consolidated with Fortress’s operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A common shares which provide for super-majority voting rights.
(2)	– Mustang is consolidated with Fortress’s operations because Fortress maintains voting control through its ownership of Mustang’s Class A preferred shares which provide super-majority voting rights.

	For the three months ended March 31, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	Total
Non-controlling interests in loss of consolidated entities	$(108)	$(5)	$(70)	$(4,037)	$(121)	$(97)	$(4,438)
Non-controlling ownership	11.5%	13.0%	10.0%	62.7%	8.1%	8.3%

14. Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period.

The Company’s common stock equivalents, including unvested restricted stock, options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Warrants to purchase Common Stock	383,453	544,835
Opus warrants to purchase Common Stock	1,860,000	-
Options to purchase Common Stock	1,105,502	1,779,365
Unvested Restricted Stock	9,912,161	7,922,021
Unvested Restricted Stock Units	1,249,232	885,083
Total	14,510,348	11,131,304

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Stockholders’ Equity

Stock-based Compensation excluding National

As of March 31, 2017, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan, the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended, the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan and the Fortress Biotech, Inc. Long Term Incentive Plan.

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants granted by Fortress for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
($ in thousands)	2017	2016
Employee awards	$1,830	$1,584
Non-employee awards	13	3
Fortress Companies (1)	1,086	1,279
Total stock-based compensation expense	$2,929	$2,866

(1)

Consists of approximately $5,000 of Avenue's compensation expenses, approximately $1.0 million of Checkpoint's compensation expenses, approximately $46,000 of JMC's compensation expenses, approximately $47,000 of Helocyte's compensation expenses and approximately $8,000 of Cellvation's compensation expenses on equity grants for the three months ended March 31, 2017.

Consists of approximately $9,000 of Avenue's compensation expenses, approximately $1.1 million of Checkpoint's compensation expenses, and approximately $0.2 million of JMC's compensation expenses on equity grants for the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, approximately $0.8 million and $1.3 million, respectively, of stock based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.1 million and $1.6 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2016	1,130,501	$3.73	$602,451	4.93
No activity	-	-	-	-
Options vested and expected to vest at March 31, 2017	1,130,501	$3.73	$1,216,285	4.69
Options vested and exercisable	1,105,501	$3.71	$1,216,285	4.66

As of March 31, 2017 and 2016, the Company had unrecognized stock-based compensation expense related to options of nil and $62,000, respectively, with a weighted average vesting period of nil and 0.1 years, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes Fortress’s restricted stock and restricted stock unit award activity, excluding activity related to Fortress Companies (which is discussed below):

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2016	10,094,095	$2.49
Restricted stock granted	1,325,396	2.70
Restricted stock vested	(213,333)	2.75
Restricted stock units granted	215,000	3.61
Restricted stock units vested	(41,250)	3.54
Unvested balance at March 31, 2017	11,379,908	$2.53

As of March 31, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $3.4 million and $0.8 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years and 3.5 years, respectively.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of March 31, 2017, 177,919 shares have been purchased and 22,081 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded for the three months ended March 31, 2017 and 2016, was approximately $35,000 and $27,000, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2016	2,263,453	$3.62	$79,800	4.74
Granted	167,946	3.37	-	4.96
Outstanding as of March 31, 2017	2,431,399	$3.60	$209,800	2.37
Exercisable as of March 31, 2017	471,399	$6.08	$139,800	1.98

Long-Term Incentive Program (“LTIP”)

On January 1, 2017, the Compensation Committee granted 552,698 shares each to Lindsay Rosenwald and Michael Weiss. These equity grants, made in accordance with the LTIP, represent one percent (1%) of total outstanding shares of the Company and were granted in recognition of their performance in 2016. The shares are subject to repurchase by the Company until both of the following conditions are met: (i) the Company’s market capitalization increases by a minimum of $100.0 million, and (ii) the employee is either in the service of the Company as an employee or as a Board member (or both) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary separation from service (as defined in the LTIP). The Company’s repurchase option on such shares will also lapse upon the occurrence of a corporate transaction (as defined in the LTIP) if the eligible employee is in service on the date of the corporate transaction. The fair value of each grant on the grant date was approximately $1.5 million. The Company recorded approximately $0.1 million related to these grants. The Company is expensing these grants over 8.3 years, which is the life of the LTIP.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fortress Companies

Checkpoint Therapeutics, Inc.

Checkpoint has a long-term incentive plan under which it has issued grants to both employees and non-employees. For the three months ended March 31, 2017 and 2016, Checkpoint re-measured its non-employee grant and recorded expense of approximately $0.4 million and $0.8 million, respectively, in research and development expenses on the Condensed Consolidated Statements of Operations.

Certain Checkpoint employees and directors also have been awarded restricted stock under Checkpoint’s 2015 Incentive Plan. Checkpoint recorded stock-based compensation expense of $0.5 million and $0.3 million, respectively, for the three months ended March 31, 2017 and 2016, respectively, on the Condensed Consolidated Statements of Operations.

Checkpoint recorded approximately $0.1 million of option expense in general and administrative expenses on the Condensed Consolidated Statements of Operations, related to an award with a market condition for the three months ended March 31, 2017.

Avenue Therapeutics, Inc.

For the three months ended March 31, 2017 and 2016, Avenue recorded approximately $2,000 and $5,000, respectively, as general and administrative expenses and approximately $2,000 and $5,000, respectively, as research and development expenses on the Condensed Consolidated Statements of Operations.

Journey Medical Corporation

During the quarter ended March 31, 2017, JMC granted option awards to numerous sales employees exercisable for 290,000 shares of Journey common stock pursuant to its equity award plan.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield. The stock price was determined utilizing a discounted cash flow model to determine the weighted market value of invested capital. JMC does not expect to pay dividends in the foreseeable future. As a result, the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the SEC's Staff Accounting Bulletin No. 110 for “plain vanilla” options. JMC obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on a comparison of average volatility rates of similar companies. The fair value of options granted in 2017 was estimated using the following assumptions:

March 31, 2017
Risk-free interest rate	1.93% - 2.22%
Expected dividend yield	-%
Expected term in years	5.38 - 6.98%
Expected volatility	103.98% - 105.95%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2017 and 2016, stock-based compensation associated with the amortization of stock option expense was approximately $38,000 and $0.1 million, respectively. JMC also recorded approximately $8,000 and $35,000 related to the restricted stock during the three months ended March 31, 2017 and 2016, respectively. Expenses were recorded in general and administrative expense on the Condensed Consolidated Statements of Operations.

Helocyte, Inc.

For the three months ended March 31, 2017 and 2016, Helocyte re-measured its non-employee grants and recorded expense of approximately $37,000 and $62, respectively, in research and development expenses on the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2017 and 2016, the Company recorded approximately $10,000 and $500, respectively, as general and administrative expenses on the Condensed Consolidated Statements of Operations.

Cellvation, Inc.

For the three months ended March 31, 2017, Cellvation recorded expenses for non-employee grants of approximately $3,000, in research and development expenses on the Condensed Consolidated Statements of Operations. There was no expense during the same period in 2016.

For the three months ended March 31, 2017, Cellvation recorded approximately $5,000, in connection with a grant made to its Chief Executive Officer, as general and administrative expenses on the Condensed Consolidated Statements of Operations. There was no expense during the same period in 2016.

Capital Raise

Mustang

In September 2016, Mustang entered into a Placement Agent Agreement with NSC relating to Mustang’s offering of shares of common stock in a private placement. Pursuant to the Placement Agent Agreement, Mustang agreed to pay NSC a cash fee of 10.0% of the gross proceeds from the offering and grant NSC a warrant exercisable for shares of Mustang common stock equal to 10% of the aggregate number of shares of common stock sold in the offering (the “Placement Agent Warrants”). In addition, Mustang and the investors entered into a unit purchase agreement (the “Unit Purchase Agreement”). The common stock and Warrants were sold in units, with each unit consisting of 10,000 shares of Mustang’s common stock, and Warrants exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share. The purchase price was $65,000 per Unit. The warrants have a five-year term and are only exercisable for cash.

On January 31, 2017, Mustang held a sixth closing of its private placement for gross proceeds of $55.5 million, before expenses. Mustang issued 8,536,774 unregistered shares of common stock and 2,134,193 warrants in connection with this closing. NSC received a placement agent fee of $5.5 million or approximately 10% of the gross proceeds. In addition, NSC received 853,677 warrants or approximately 10% of the shares issued.

On March 31, 2017, Mustang closed an additional private placement with substantially similar terms as the offering described above resulting in gross proceeds of $0.4 million, before expenses. Mustang issued 64,000 unregistered shares of common stock and 16,000 warrants in connection with this transaction. NSC received a placement agent fee of approximately $42,000 or approximately 10% of the gross proceeds. In addition, NSC received 6,400 warrants or approximately 10% of the shares issued.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the Founders Agreement (see note 17), Mustang issued 215,019 shares to Fortress in 2017, representing 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. For the three months ended March 31, 2017, Mustang recorded expense of approximately $1.2 million, related to this issuance (based upon the fair value of common shares on the date of issuance), which is included in general and administrative expenses in Mustang’s Statements of Operations.

As of March 31, 2017, the Company determined that the warrants still did not meet the definition of a derivative and continued to qualify for equity recognition.

16. Commitments and Contingencies

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

Litigation and Regulatory Matters - National

National and its subsidiaries are defendants or respondents in various pending and threatened arbitrations, administrative proceedings and lawsuits seeking compensatory damages. Several cases have no stated alleged damages. Claim amounts are infrequently indicative of the actual amounts National will be liable for, if any. Further, National has a history of collecting amounts awarded in these types of matters from its registered representatives that are still affiliated, as well as from those that are no longer affiliated. Many of these claimants also seek, in addition to compensatory damages, punitive or treble damages, and all seek interest, costs and fees. These matters arise in the normal course of business. National intends to vigorously defend itself in these actions, and the ultimate outcome of these matters cannot be determined at this time.

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where National believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect National’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17. Related Party Transactions

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended March 31, 2017 and 2016, the Company invoiced TGTX $0.2 million and $0.1 million, respectively.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), as of March 31, 2017, the Company had paid $0.6 million in rent under the Desk Space Agreements, and invoiced OPPM and TGTX approximately $57,000 and $0.3 million, respectively, for their prorated share of the rent base. In addition, for the three months ended March 31, 2017, the Company had incurred $0.1 million in connection with the build out of the space and recorded a receivable of $54,000 due from TGTX and $12,000 due from OPPM.

Opus Credit Facility

In September 2016, the Company and Opus Point Health Innovations Fund (“OPHIF”) entered into a Credit Facility Agreement (the “Opus Credit Facility”). Fortress’s Chairman, President and Chief Executive Officer (Lindsay A. Rosenwald) and Fortress’s Executive Vice President, Strategic Development (Michael Weiss), are Co-Portfolio Managers and Partners of OPPM, an affiliate of OPHIF. As such, all of the disinterested directors of Fortress’s board of directors approved the terms of the Opus Credit Facility and related agreements (see Note 11).

2017 Subordinated Note Financing

On March 17, 2017, the Company and National Securities Corporation (“NSC”), a subsidiary of National, of which the Company owns 56.6% and Michael Weiss serves as Chairman of the Board of Directors, entered into placement agency agreements with NAM Biotech Fund and NAM Special Situation Fund in connection with the sale of subordinated promissory notes (see Note 11). Pursuant to the terms of the agreements, NSC will receive a placement agent fee in cash of 10% of the debt raised and warrants equal to 10% of the aggregate principal amount of debt raised divided by the closing share price of the Company’s common stock on the date of closing.

For the three months ended March 31, 2017, NSC earned a placement agent fee of $0.3 million and a Placement Agent Warrant to purchase 87,946 shares of the Company’s common stock.

 Founders Agreements

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017. The following table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the subsidaries’ certificates of incorporation.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fortress Company	Effective Date (1)	PIK Dividend as a % of fully diluted outstanding capitalization		Class of Stock Issued
Helocyte	March 20, 2015	2.5%		Common Stock
Avenue	February 17, 2015	2.5%		Common Stock
Mustang	March 13, 2015	2.5%		Common Stock
Checkpoint	March 17, 2015	0.0	%(2)	Common Stock
Cellvation	October 31, 2016	2.5%		Common Stock
Caelum	January 1, 2017	2.5%		Common Stock
Cyprium	March 13, 2017	2.5%		Common Stock

(1) – Represents the effective date of each subsidiary’s Founders Agreement. While certain Founders Agreements may have been amended and restated subsequently, as described in the Company’s Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017, each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement.

(2) – Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017. The following table summarizes, by subsidiary, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments:

($ in thousands)

Fortress Company	Effective Date	R&D	G&A	Annual MSA Fee (Income)/Expense
Helocyte	March 20, 2015	$250	$250	$500
Avenue	February 17, 2015	250	250	500
Mustang	March 13, 2015	250	250	500
Checkpoint	March 17, 2015	250	250	500
Cellvation	October 31, 2016	250	250	500
Caelum	January 1, 2017	250	250	500
Cyprium	March 13, 2017	250	250	500

Fortress		(1,750)	(1,750)	(3,500)
Consolidated (Income)/Expense		$-	$-	$-

Chord Advisors, LLC

In May 2015, the Company entered into a full service consulting agreement with Chord Advisors, LLC (“Chord”) to provide advisory accounting services. Under the terms of the agreement, the Company pays Chord $10,000 per month to provide technical accounting and financial reporting support. Either party upon 30-days written notice can terminate the agreement. Mr. Horin, Managing Partner of Chord, serves as Interim Chief Financial Officer to Avenue, Helocyte and Mustang. Pursuant to the agreements with Avenue, Helocyte and Mustang, Chord provides back office accounting support and accounting policy and financial reporting services, including the services of Mr. Horin. Chord receives up to $5,000 per month from Avenue and Helocyte, and up to $7,500 per month from Mustang. Checkpoint is billed at a blended hourly rate, for services incurred. For the three months ended March 31, 2017, Checkpoint incurred approximately $28,000 in hourly fees.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National

As of March 31, 2017, the Company owns approximately 56.6% of National. The Company’s Executive Vice Chairman, Strategic Development is the Chairman of the Board of National.

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

18. Net Capital Requirements of Broker-Dealer Subsidiaries

National Securities is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At December 31, 2016, National Securities had net capital of $8,562,434 which was $8,312,434 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2016, vFinance Investments had net capital of $2,319,352 which was $1,319,352 in excess of its required net capital of $1,000,000. vFinance Investments' ratio of aggregate indebtedness to net capital was 0.7 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from the Company's broker-dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

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

20. Segment Information

The Company operates in three reportable segments, Dermatology Product Sales, Pharmaceutical and Biotechnology Product Development and National. The accounting policies of the Company’s segments are the same as those described in Note 2. The following tables summarize, for the periods indicated, operating results by reportable segment:

Cost of goods sold is directly related to product sales only. Revenues derived from co-promote revenue had no cost of goods sold

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended March 31, 2017	Sales	Development	National	Consolidated
Net Revenue	$2,085	$693	$41,904	$44,682
Direct cost of goods	(469)	-	-	(469)
Sales and marketing costs	(2,267)	-	-	(2,267)
Research and development	-	(8,404)	-	(8,404)
General and administrative	(319)	(7,666)	-	(7,985)
National Expenses	-	-	(43,134)	(43,134)
Segment loss from operations	$(970)	$(15,377)	$(1,230)	$(17,577)
Segment assets	$4,039	$159,175	$48,697	$211,911

Significant Customers

For the three months ended March 31, 2017, two of the Company’s customers each accounted for more than 10.0% of its total gross revenue in the amount of $0.8 million and $0.5 million, respectively. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statements of Operations. The Company had no customers that accounted for 10.0% of its total gross revenue for the three months ended March 31, 2016.

At March 31, 2017, two of the Company’s customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $0.8 million and $0.5 million, respectively.

At December 31, 2016, two of the Company’s customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $1.1 million and $0.5 million, respectively.

Net Revenue from Pharmaceutical and Biotechnology Product Development represents collaboration revenue from TGTX in connection with Checkpoint, which is classified as related party revenue.

21. Subsequent Events

2017 Subordinated Note Financing Second Closing

On May 1, 2017, the Company held a second closing of the 2017 Subordinated Note Financing and received gross proceeds of $8.55 million, before expenses. NSC received a placement agent fee of approximately $0.9 million in the second closing and warrants to purchase 234,438 shares of the Company’s common stock at an exercise price of $3.65 per share.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

Since inception on June 28, 2006, we have been a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer. In 2015, as part of our growth strategy, we focused on acquiring, developing and commercializing novel pharmaceutical and biotechnology products. We develop and commercialize products both within Fortress and through certain of our subsidiary companies, which are sometimes referred to herein as the “Fortress Companies.” Additionally, the Company has a controlling interest in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”). In addition to our internal development programs, we leverage our biopharmaceutical business expertise and drug development capabilities to provide funding and management services to help Fortress Companies achieve their goals. The Company and the Fortress Companies may seek licensings, acquisitions, partnerships, joint ventures and/or public and private financings (including financings facilitated by NHLD) to accelerate and provide additional funding to support their research and development programs. References in this report to “we,” “us,” “our,” “the Company” and “Fortress” refer to Fortress Biotech, Inc. and the Fortress Companies.

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

As of March 31, 2017, we had several consolidated Fortress Companies, some of which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Cellvation, Inc. (“Cellvation”), Journey Medical Corporation (“Journey” or “JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), Escala Therapeutics, Inc. (“Escala”), CB Securities Corporation (which holds investments classified as cash and cash equivalents), Caelum Biosciences, Inc. (“Caelum”) and Cyprium Therapeutics, Inc. (“Cyprium”). In addition, as of March 31, 2017, we are the majority owner of National.

Recent Events

Fortress

On March 31, 2017, we entered into Note Purchase Agreements with NAM Biotech Fund II, LLC - Series I and NAM Special Situations Fund I QP, LLC – FBIO Series I, both of which are accredited investors, in connection with our subordinated promissory note financing (the “2017 Subordinated Note Financing”).

National Securities Corporation (“NSC”), a subsidiary of National and a related party (see Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements above), acts as the placement agent in the 2017 Subordinated Note Financing. NSC receives a cash placement agent fee equal to 10% of the aggregate proceeds raised and warrants equal to 10% of the aggregate principal amount of the notes sold divided by the closing share price of our common stock on the date of closing.

As of May 1, 2017, we had issued notes totaling approximately $11.8 million in the 2017 Subordinated Note Financing and, in connection therewith, paid placement agent fees of approximately $1.2 million to NSC. In addition, as of May 1, 2017, we had issued warrants to NSC for 322,384 shares of our common stock in connection with the 2017 Subordinated Note Financing.

Caelum Biosciences, Inc.

In January 2017, Caelum licensed its lead asset, CAEL-101 from Columbia University. CAEL-101 is a novel antibody in Phase 1b clinical trials for the treatment of AL Amyloidosis. Interim Phase 1a/1b data on CAEL-101 was presented at the American Society of Hematology meeting in December 2016.

Cyprium Therapeutics, Inc.

In March 2017, Cyprium and the Eunice Kennedy Shriver National Institute of Child Health and Human Development (“NICHD”), part of the National Institutes of Health, entered into a Cooperative Research and Development Agreement to advance the clinical development of Phase 3 candidate CUTX-101 (copper histidinate injection) for the treatment of Menkes disease. Cyprium and NICHD also entered into a worldwide, exclusive license agreement to develop and commercialize AAV-based ATP7A gene therapy for use in combination with CUTX-101 for the treatment of Menkes disease and related copper transport disorders.

Mustang Bio, Inc.

Chimeric Antigen Receptor (CAR) engineered T-cells (CAR-T) technology

In March 2015, Mustang entered into an exclusive license agreement with City of Hope (“COH”) to acquire intellectual property rights pertaining to CAR-T (the “Original License”). On February 17, 2017, Mustang and COH amended and restated the Original License by entering into three separate exclusive license agreements, one relating to CD123 (the “CD123 License”), one relating to IL-13 (the “IL-13 License”) and one relating to the spacer technology (the “Spacer License”). The total potential consideration payable to COH by Mustang under the new license agreements, in equity or cash, did not, in the aggregate, change materially from the Original License.

On February 17, 2017, Mustang entered into an exclusive license agreement (the “IV/ICV Agreement”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV Agreement, in March 2017, Mustang paid COH an upfront fee of $0.1 million. An additional annual maintenance fee is also payable going forward.

License with University of California

On March 17, 2017, Mustang entered into an exclusive license agreement with the Regents of the University of California to acquire intellectual property rights in patent applications related to the engineered anti-prostatestem cell antigen antibodies for cancer targeting and detection.

Capital Raise

During the three months ended March 31, 2017, Mustang closed on gross proceeds of $55.9 million, before expenses, in private placements of shares and warrants (see Note 15).

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

For the three months ended March 31, 2017, we generated $44.7 million of net revenue of which $41.9 million of revenue relates to National, $0.7 million of revenue is in connection with Checkpoint’s collaborative agreements with TGTX and $2.1 million of revenue relates primarily to the sale of Journey branded products. At March 31, 2017, we had an accumulated deficit of $257.2 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

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

For the three months ended March 31, 2017 and 2016, research and development expenses were approximately $8.4 million and $7.8 million, respectively including $1.3 million and $0.1 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2017 and 2016, was $0.8 million and $1.3 million, respectively.

Also, included in research and development expenses for the three months ended March 31, 2017 and 2016, respectively, are the following subsidiary level expenses related to license development: Avenue: nil and $0.4 million; Checkpoint: $2.6 million and $1.2 million; Cyprium: $0.1 million and nil; Escala: $0.1 million and $0.3 million; Helocyte: $0.9 million and $2.0 million; and Mustang: $0.5 million and $0.5 million. Additionally, for the three months ended March 31, 2017 and 2016, expenses related to Fortress license development were $0.2 million and $0.1 million. Also included in research and development expenses for the three months ended March 31, 2017 and 2016, were $0.3 million and $0.3 million, respectively, of consulting costs, $1.3 million and $0.8 million, respectively, of employee costs, and $0.2 million and $0.3 million, respectively, of other costs.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended March 31, 2017 and 2016, general and administrative expenses were approximately $10.3 million and $7.9 million, respectively. Also included in general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively, are employee-related costs as follows: Fortress: $1.4 million and $1.1 million; JMC: $2.0 million and $1.4 million; Checkpoint: $0.2 million and $0.2 million; and Helocyte: $0.1 million and $0.3 million. Also included in general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively, are costs related to legal, accounting and consulting fees as follows: Fortress $1.5 million and $1.8 million; Mustang $0.8 million and $0.3 million; Checkpoint $0.6 million and $0.7 million; Journey $0.6 million and $0.3 million; Avenue $0.3 million and $0.2 million; Helocyte $0.1 million and $0.2 million; Caelum $0.1 million and nil; Cellvation $0.1 million and nil; Cyprium $0.1 million and nil. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with support of our expanded research and development activities, support of business development activities expanding infrastructure and increased professional fees and other costs associated therewith. Noncash, stock-based compensation expense included in general and administrative expenses for the three months ended March 31, 2017 and 2016, was $2.1 million and $1.6 million, respectively.

General and administrative expenses related to National for the three months ended March 31, 2017 and 2016 were $43.1 million and nil, respectively, of which $37.3 million related to commissions, compensation and fees.

Comparison of three months ended March 31, 2017 and 2016

	For the Three Months Ended March 31,		Change
($ in thousands)	2017	2016	$	%
Revenue
Fortress
Product revenue, net	$2,085	$383	$1,702	444%
Revenue - from a related party	693	277	416	150%
Net Fortress revenue	2,778	660	2,118	321%

National
Commissions	24,506	-	24,506	100%
Net dealer inventory gains	2,511	-	2,511	100%
Investment banking	7,061	-	7,061	100%
Investment advisory	3,385	-	3,385	100%
Interest and dividends	716	-	716	100%
Transfer fees and clearing services	2,498	-	2,498	100%
Tax preparation and accounting	856	-	856	100%
Other	371	-	371	100%
Total National revenue	41,904	-	41,904	100%
Net revenue	44,682	660	44,022	6670%

Operating expenses
Fortress
Cost of goods sold - product revenue	469	-	469	100%
Research and development	7,110	7,736	(626)	-8%
Research and development – licenses acquired	1,294	83	1,211	1460%
General and administrative	10,252	7,932	2,320	29%
Total Fortress operating expenses	19,125	15,751	3,374	21%

National
Commissions, compensation and fees	37,258	-	37,258	100%
Clearing fees	738	-	738	100%
Communications	722	-	722	100%
Occupancy	1,008	-	1,008	100%
Licenses and registration	405	-	405	100%
Professional fees	1,263	-	1,263	100%
Interest	4	-	4	100%
Depreciation and amortization	506	-	506	100%
Other administrative expenses	1,230	-	1,230	100%
Total National operating expenses	43,134	-	43,134	100%
Total operating expenses	62,259	15,751	46,508	295%
Loss from operations	(17,577)	(15,091)	2,486	16%

Other income (expenses)
Interest income	136	75	61	81%
Interest expenses	(698)	(620)	78	13%
Change in fair value of derivative liabilities	4,342	(89)	4,431	4979%
Change in fair value of subsidiary convertible note	(97)	-	(97)	100%
Change in fair value of investments	(668)	(918)	(250)	-27%
Total other income (expenses)	3,015	(1,552)	4,567	294%
Net loss	(14,562)	(16,643)	(2,081)	-13%

Less: net loss attributable to non-controlling interest	(2,580)	(4,438)	(1,858)	-42%
Net loss attributable to common stockholders	$(11,982)	$(12,205)	$(223)	-2%

Net revenues increased $44.0 million or 6670% from the three months ended March 31, 2016 to the three months ended March 31, 2017. The increase in net revenue is related to an increase in product revenue of $2.0 million associated with Journey’s branded products, offset slightly by a decrease in Journey’s co-promote revenue of $0.3 million, as well as an increase of $0.4 million in collaboration revenue between Checkpoint and TGTX. National’s revenue increased by $41.9 million of which $24.5 million is commissions, this increase was due to the acquisition in of National September 2016 with no revenue attributable to National prior to the acquisition.

For the three months ended March 31, 2016, revenue consisted of $0.3 million in connection with Checkpoint’s collaborative agreements with TGTX and $0.4 million in connection with JMC’s co-promote agreement to sell a 2% topical lotion, Dermasorb HC™, for the treatment of corticosteroid-responsive dermatoses.

Cost of goods sold increased by $0.5 million or 100% from the three months ended March 31, 2016 to the three months ended March 31, 2017 due to Journey branded product revenue in the first quarter of 2017 versus no such revenue in 2016.

Research and development expenses decreased $0.6 million or 8% from the three months ended March 31, 2016 to the three months ended March 31, 2017. This decrease is attributable to decreases in spending of: $1.2 million for Helocyte related to clinical trial agreements with the COH for the development of PepVax ($0.7 million) and Triplex ($0.5 million), $0.4 million for Avenue related to the development of IV Tramadol, $0.3 million for Fortress, largely related to the development of CNDO-109, and $0.1 million related to Escala for the funding of their research programs with the NIH; offset by increases of: $1.4 million for Checkpoint related to development programs and $0.1 million related to Cyprium for sponsored research. Personnel costs increased by $0.4 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, as a result of an increase in employees at the subsidiary level while non-cash stock compensation expenses decreased by $0.5 million.

During the three months ended March 31, 2017, we made expenditures totaling $1.3 million in connection with new research and development licenses as follows: for Checkpoint $0.4 million, Mustang $0.6 million, Caelum $0.2 million and Cyprium $0.1 million, compared with $0.1 million in new research and development licenses purchased by Helocyte during the three months ended March 31, 2016.

General and administrative expenses increased $2.3 million or 29% from the three months ended March 31, 2016 to the three months ended March 31, 2017. The increase is related to $0.5 million in outside services including legal, audit fees and consultants, $0.5 million for the continued building of our sales and marketing infrastructure at JMC (including increasing the headcount of its out-sourced sales force from 15 to 25), $0.5 million for the increase in headcount excluding JMC (of which $0.3 million relates to Fortress, $0.1 million to Caelum and $0.1 million to Checkpoint). In addition, Mustang had recruiting fees of $0.2 million in the period ended March 31, 2017. Finally, stock compensation expense increased by $0.6 million from the three months ended March 31, 2016 due to an increase in headcount.

National’s operating expenses increased by $43.1 million for the three months ended March 31, 2017, this increase is related to our acquisition of National in September 2016. We incurred no costs related to National for the three months ended March 31, 2016.

Interest expense increased $78,000 or 13% from the three months ended March 31, 2016 to the three months ended March 31, 2017. The increase in interest is primarily related to amounts owed under the Opus Credit Facility.

Liquidity and Capital Resources

We may require additional financing to fully develop and prepare regulatory filings, obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash, including access to committed lines of credit, is sufficient to fund operations for at least the next twelve months. A failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us when needed, we may be required to delay, curtail or eliminate one or more of our research and development programs and, potentially, delay our growth strategy.

Cash Flows for the Three Months Ended March 31, 2017 and 2016

	For the Three Months Ended March 31,
($ in thousands)	2017	2016
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(11,475)	$(11,637)
Investing activities	(942)	(2,703)
Financing activities	58,160	(2,427)
Net increase (decrease) in cash and cash equivalents	$45,743	$(16,767)

Operating Activities

Net cash used in operating activities decreased $0.2 million from the three months ended March 31, 2016, compared to the three months ended March 31, 2017. The decrease was primarily due to the decrease of $4.4 million in the fair value of derivative liabilities related to $4.3 million of National's contingently issuable warrants, partially offset by a decrease of $2.1 million in net loss, an increase of $0.6 million in changes in operating assets and liabilities, an increase of $0.7 million of depreciation and amortization expense of which $0.4 million related to amortization of National's intangible assets related to our ownership in National, and $1.2 million increase of expense related to research and development-licenses acquired.

Investing Activities

Net cash used in investing activities decreased $1.8 million from the three months ended March 31, 2016, compared to the three months ended March 31, 2017. The decrease is primarily due to a decrease of $2.0 million in purchase of property and equipment, no investment in Origo and no licenses being acquired in 2017, offset by an increase of $0.6 million in purchase of research and development licenses.

Financing Activities

Net cash provided by financing activities was $58.2 million for the three months ended March 31, 2017, compared to $2.4 million of net cash used financing activities for the three months ended March 31, 2016. During the three months ended March 31, 2017, we received $55.9 million in net proceeds from Mustang's offering, $3.3 million from the 2017 Subordinated Note Financing and $2.0 million from the Opus Credit Facility. During the first quarter of 2016, Checkpoint paid-off $2.8 million of the NSC Note.

Contractual Obligations and Commitments

As of March 31, 2017, the Company has $9.0 million of outstanding debt under the Opus Credit Facility. Outstanding debt matures in September 2018. As of March 31, 2017, $16.0 million is available under the Opus Credit Facility.

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

Based on our analysis, as of March 31, 2017 the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Investing in our Common Stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q including the consolidated financial statements and the related notes, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our majority-controlled subsidiaries National Holdings Corporation (“NHLD” or “National”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”) and Avenue Therapeutics, Inc. (“Avenue”) with the SEC, before deciding to invest in shares of our Common Stock. If any of the following risks or the risks included in the public filings of NHLD, Checkpoint, Mustang or Avenue were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Common Stock could decline and you could lose part of or all of your investment in our Common Stock.

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

We are primarily an early-stage biopharmaceutical company and certain of our subsidiaries, on whose success we largely rely, are also early-stage biopharmaceutical companies. To date, we and certain of our subsidiaries have engaged primarily in R&D and investment activities and have not generated any revenues from product sales. We and certain of our subsidiaries have incurred significant net losses since inception. As of March 31, 2017, we had an accumulated deficit of approximately $257.2 million. We and certain of our subsidiaries have not demonstrated the ability to perform the functions necessary for the successful commercialization of any of our products. The successful commercialization of our and certain of our subsidiaries’ products will require us and our subsidiaries to perform a variety of functions, including, but not necessarily limited to:

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

In addition, patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage. Third parties are often responsible for maintaining patent protection for our product candidates and those of our subsidiaries. For example, University College London Business PLC (“UCLB”) is responsible for prosecuting and maintaining patent protection for CNDO-109, at our expense for our territories. If UCLB fails to appropriately prosecute and maintain patent protection for this product candidate, our ability to develop and commercialize CNDO-109 may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. Such a failure to properly protect intellectual property rights relating to any of our or our subsidiaries’ product candidates could have a material adverse effect on our financial condition and results of operations.

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

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the new U.S. presidential administration may impact our business and industry. In particular, the new administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a civilian hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget (“OMB”) in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirement will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We are an early-stage company with a history of operating losses that is expected to continue and we are unable to predict the extent of future losses, whether we will generate significant or any revenues or whether we will achieve or sustain profitability.

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from operations of approximately $65.7 million, $50.5 million and $20.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and losses from operations of $17.6 million for the three months ended March 31, 2017. At March 31, 2017, we had an accumulated deficit of approximately $257.2 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development and our investments in certain of our subsidiaries, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At March 31, 2017, the amount of debt outstanding under our promissory note in favor of Israel Discount Bank of New York (“IDB”) was $14.9 million. The loan is collateralized by a security interest, a general lien upon, and right of set off against, our money market account of $15.0 million. If we default on our obligations, IDB may declare the loan immediately payable together with accrued interest and exercise its right to set-off. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the promissory note with IDB may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We may need substantial additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate one or more of our R&D programs, commercialization efforts and planned acquisitions and potentially change our growth strategy.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2016, 2015 and 2014, we incurred R&D expenses of approximately $35.1 million, $29.8 million and $10.2 million, respectively. For the three months ended March 31, 2017, we incurred research and development expenses of approximately $8.4 million. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months. In addition, in March 2017, we raised an aggregate of $3.25 million in a private placement of subordinated promissory notes in favor of NAM Biotech Fund II, LLC - Series I and NAM Special Situations Fund I QP, LLC - FBIO Series I, and in February 2015, we raised $10.0 million in a private placement of a promissory note to NSC Biotech Venture Fund I LLC. However, until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

At March 31, 2017, Lindsay Rosenwald, our Chairman, President and Chief Executive Officer, beneficially owned 13.6% of our issued and outstanding capital stock. At March 31, 2017, Michael Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 16.0% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

The market price of our Common Stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including, but not necessarily limited to:

•	announcements we make regarding our or our subsidiaries’ current product candidates, acquisition of potential new product candidates and companies and/or in-licensing through multiple subsidiaries;

•	sales or potential sales of substantial amounts of our Common Stock or issuance of debt;

•	our or our subsidiaries’ delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of any of these trials;

•	announcements about us, our subsidiaries or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our or our subsidiaries’ licensors and/or product manufacturers;

•	litigation and other developments relating to our or our subsidiaries’ patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	unstable regional political and economic conditions, such as those caused by the U.S. presidential administration change;

•	variations in our anticipated or actual operating results; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Almost all of the 50.3 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of March 31, 2017 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, we may issue and sell shares of our common stock having an aggregate offering price of up to $53.0 million from time to time under our Amended and Restated At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co., dated August 17, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Title

10.33	Placement Agency Agreement dated March 25, 2017, between Fortress Biotech, Inc., NAM Biotech Fund II, LLC - Series I and National Securities Corporation.

10.34	Placement Agency Agreement dated March 25, 2017, between Fortress Biotech, Inc., NAM Special Situations Fund I QP, LLC - FBIO Series I and National Securities Corporation.

10.35	Form of Common Stock Purchase Warrant in favor of National Securities Corporation.

10.36	Form of Note Purchase Agreement between Fortress Biotech, Inc., NAM Biotech Fund II, LLC - Series I and NAM Special Situations Fund I QP, LLC - FBIO Series I.

10.37	Form of Promissory Note issued by Fortress Biotech, Inc. to NAM Biotech Fund II, LLC - Series I and NAM Special Situations Fund I QP, LLC - FBIO Series I.

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTRESS BIOTECH, INC.

May 10, 2017	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 10, 2017	By:	/s/ Lucy Lu, M.D.
Lucy Lu, M.D., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number	Exhibit Title

10.33	Placement Agency Agreement dated March 25, 2017, between Fortress Biotech, Inc., NAM Biotech Fund II, LLC - Series I and National Securities Corporation.

10.34	Placement Agency Agreement dated March 25, 2017, between Fortress Biotech, Inc., NAM Special Situations Fund I QP, LLC - FBIO Series I and National Securities Corporation.

10.35	Form of Common Stock Purchase Warrant in favor of National Securities Corporation.

10.36	Form of Note Purchase Agreement between Fortress Biotech, Inc., NAM Biotech Fund II, LLC - Series I and NAM Special Situations Fund I QP, LLC - FBIO Series I.

10.37	Form of Promissory Note issued by Fortress Biotech, Inc. to NAM Biotech Fund II, LLC - Series I and NAM Special Situations Fund I QP, LLC - FBIO Series I.

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

