Form 10-Q
period 2017-06-30
Fortress Biotech, Inc.
filed 2017-08-09
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from __________ to__________.

Commission File Number 001-35366

FORTRESS BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5157386
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of August 9, 2017, there were 50,527,604 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$144,344	$88,294
Accounts receivable	3,336	1,830
Short-term investment (certificate of deposit)	20,038	-
Cash deposits with clearing organizations	1,040	1,030
Receivables from broker-dealers and clearing organizations	2,813	3,357
Forgivable loans receivable	1,397	1,712
Securities owned, at fair value	3,406	2,357
Inventory	299	203
Other receivables - related party	1,605	1,790
Prepaid expenses and other current assets	11,902	9,061
Total current assets	190,180	109,634

Property and equipment, net	7,329	7,376
Restricted cash	15,860	15,860
Long-term investments, at fair value	903	1,414
Intangible asset - license	16,533	17,408
Goodwill	18,645	18,645
Other assets	396	394
Total assets	$249,846	$170,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,995	$23,871
Accrued expense - related party	78	-
Accrued commissions and payroll payable	11,613	11,940
Deferred clearing and marketing credits	891	995
Securities sold, not yet purchased, at fair value	77	298
Interest payable	142	88
Interest payable - related party	326	77
Notes payable, short-term	3,007	1,000
Subsidiary convertible note, short-term, at fair value	3,211	1,031
Contingent consideration payable	630	424
Warrants issued in 2017 and issuable in 2016 - National	8,190	14,359
Contingently issuable liabilities	-	1,682
Derivative warrant liability	91	481
Other current liabilities	217	319
Total current liabilities	53,468	56,565

Notes payable, long-term (net of debt discount of $4,723 and $2,009 at June 30, 2017 and December 31, 2016, respectively)	39,274	22,528
Subsidiary convertible note, long-term, at fair value	1,462	3,656
Other long-term liabilities	5,026	5,014
Total liabilities	99,230	87,763

Commitments and contingencies

Stockholders' equity
Convertible preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 50,463,245 and 48,932,023 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	50	49
Common stock issuable, 45,818 and 0 shares as of June 30, 2017 and December 31, 2016, respectively	189	-
Additional paid-in-capital	346,630	283,697
Accumulated deficit	(274,598)	(245,251
Total stockholders' equity attributed to the Company	72,271	38,495

Non-controlling interests	78,345	44,473
Total stockholders' equity	150,616	82,968
Total liabilities and stockholders' equity	$249,846	$170,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Fortress
Product revenue, net	$4,054	$981	$6,139	$1,364
Revenue - from a related party	350	1,249	1,043	1,526
Net Fortress revenue	4,404	2,230	7,182	2,890

National
Commissions	23,993	-	48,499	-
Net dealer inventory gains	2,366	-	4,877	-
Investment banking	10,592	-	17,653	-
Investment advisory	3,490	-	6,875	-
Interest and dividends	675	-	1,391	-
Transfer fees and clearing services	1,687	-	4,185	-
Tax preparation and accounting	3,144	-	4,000	-
Other	346	-	717	-
Total National revenue	46,293	-	88,197	-
Net revenue	50,697	2,230	95,379	2,890

Operating expenses
Fortress
Cost of goods sold - product revenue	878	324	1,347	324
Research and development	11,683	6,347	18,793	14,100
Research and development – licenses acquired	1,800	2,060	3,094	2,143
General and administrative	11,134	8,635	21,386	16,550
Total Fortress operating expenses	25,495	17,366	44,620	33,117

National
Commissions, compensation and fees	41,762	-	79,020	-
Clearing fees	618	-	1,356	-
Communications	682	-	1,404	-
Occupancy	936	-	1,944	-
Licenses and registration	427	-	832	-
Professional fees	991	-	2,254	-
Interest	4	-	8	-
Depreciation and amortization	500	-	1,006	-
Other administrative expenses	2,475	-	3,705	-
Total National operating expenses	48,395	-	91,529	-
Total operating expenses	73,890	17,366	136,149	33,117
Loss from operations	(23,193)	(15,136)	(40,770)	(30,227)

Other income (expenses)
Interest income	190	77	326	152
Interest expense and financing fee	(1,380)	(529)	(2,078)	(1,149)
Change in fair value of derivative liabilities	1,452	-	5,794	(89)
Change in fair value of subsidiary convertible note	(188)	-	(285)	-
Change in fair value of investments	157	(801)	(511)	(1,719)
Other income	13	-	13	-
Total other income (expenses)	244	(1,253)	3,259	(2,805)
Net loss	(22,949)	(16,389)	(37,511)	(33,032)

Less: net loss attributable to non-controlling interests	(5,584)	(3,911)	(8,164)	(8,349)
Net loss attributable to common stockholders	$(17,365)	$(12,478)	$(29,347)	$(24,683)

Basic and diluted net loss per common share	$(0.43)	$(0.31)	$(0.73)	$(0.62)

Weighted average common shares outstanding—basic and diluted	40,551,844	39,867,724	40,457,524	39,762,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

 (Unaudited)

			Common	Additional
	Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2016	48,932,023	$49	$-	$283,697	$(245,251)	$44,473	$82,968
Exercise of options for cash	20,000	-	-	27	-	-	27
Stock-based compensation expense	-	-	-	7,736	-	-	7,736
Issuance of restricted stock	1,489,146	1	-	(1)	-	-	-
Issuance of subsidiaries' common shares for license expenses	-	-	-	1,712	-	-	1,712
Issuance of common stock under ESPP	22,076	-	-	42	-	-	42
Subsidiaries’ offering, net	-	-	-	92,991	-	-	92,991
Debt discount related to Opus Credit Facility	-	-	-	201	-	-	201
Issuance of warrants by subsidiary in conjunction with NSC debt	-	-	-	750	-	-	750
Issuance of warrants in connection with 2017 promissory notes	-	-	-	1,197	-	-	1,197
Conversion of subsidiaries notes payable	-	-	-	314	-	-	314
Common shares issuable for NHLD interest expense	-	-	189	-	-	-	189
Non-controlling interest in subsidiaries’	-	-	-	(42,036)	-	42,036	-
Net loss attributable to non-controlling interest	-	-	-	-	-	(8,164)	(8,164)
Net loss attributable to common stockholders	-	-	-	-	(29,347)	-	(29,347)
Balance at June 30, 2017	50,463,245	$50	$189	$346,630	$(274,598)	$78,345	$150,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(37,511)	$(33,032)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	543	74
Amortization expense of intangible asset	819	-
Amortization of debt discount	702	423
Amortization of product revenue license fee	267	21
Amortization of forgivable loans to registered representatives	362	-
Amortization of deferred clearing credit	(104)	-
Stock-based compensation expense	7,736	5,889
Recovery for doubtful accounts	(256)	-
Common shares issuable for NHLD interest expense	189	-
Change in fair value of investments	511	1,719
Change in fair value of derivative liabilities	(5,794)	89
Change in fair value of subsidiary convertible note	285	-
Research and development-licenses acquired, expense	3,095	2,143
Change in fair value of subsidiaries’ assets and liabilities	10	249
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Cash deposits with clearing organizations	(10)	-
Accounts receivable	(1,506)	(967)
Receivables from broker-dealers and clearing organizations	544	-
Forgivable loans receivable	(47)	-
Securities owned, at fair value	(1,049)	-
Inventory	(96)	(100)
Other receivables - related party	185	(2,414)
Prepaid expenses and other current assets	(2,590)	195
Accounts payable and accrued expenses	(1,721)	3,571
Accrued expense - related party	24	-
Securities sold, but not yet purchased, at fair value	(221)	-
Interest payable	3	(1)
Interest payable - related party	259	-
Other long-term liabilities	2	3,122
Net cash used in operating activities	(35,369)	(19,019)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(665)	(2,095)
Purchase of property and equipment	(454)	(4,300)
Purchase of license	-	(350)
Purchase of short-term investment (certificates of deposit)	(20,038)	-
Security deposits refund	3	-
Security deposits collected	-	(1)
Acquisition of business - National	(19)	-
Collection on notes receivable - disposal of Gilman branches	8
Investment in Origo Acquisition Corp.	-	(175)
Net cash used in investing activities	(21,165)	(6,921)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Financing Activities:
Proceeds from subsidiaries' offering	93,853	570
Payment of costs related to subsidiaries' offering	(862)	-
Proceeds from at-the-market offering	-	434
Payment of cost related to at-the-market offering	-	(49)
Proceeds from NSC note	18,967	-
Payment of debt issuance costs associated with NSC Note	(1,939)	-
Payment of NSC note	-	(2,792)
Proceeds from exercise of stock options	27	-
Proceeds from issuance of common stock under ESPP	42	81
Proceeds from subsidiaries' Convertible Note	-	1,000
Payment of debt issuance costs associated with subsidiaries' Convertible Note	(4)	(150)
Proceeds from Opus Credit Facility	2,500	-
Net cash provided by (used in) financing activities	112,584	(906)

Net increase (decrease) in cash and cash equivalents	56,050	(26,846)

Cash and cash equivalents at beginning of period	88,294	98,182
Cash and cash equivalents at end of period	$144,344	$71,336

Supplemental disclosure of cash flow information:
Cash paid for interest	$58	$158

Supplemental disclosure of non-cash financing and investing activities:
Fortress
Issuance of restricted stock	$1	$2
Issuance of warrants by subsidiary in conjunction with NSC debt	$750	$-
Issuance of warrants in connection with 2017 Subordinated Note Financing	$1,197	$-
Issuance of warrants in connection with subsidiaries' Convertible Note	$-	$99
Debt discount related to Opus Credit Facility	$201	$-
Unpaid debt offering cost	$79	$-
Issuance of subsidiaries common shares for license	$-	$48
Common shares issuable for license acquired	$1,682	$-
Conversion of subsidiaries notes payable	$314	$-

NHLD
Fixed assets (acquired but not paid)	$42	$-

Business acquired:
Identifiable intangible asset acquired	$211	$-
Contingent consideration payable	(192)	-
Cash paid	$19	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. Fortress develops and commercializes products both within Fortress and through certain of its subsidiary companies, also referred to as the “Fortress Companies.” Additionally, the Company has a controlling interest in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, referred to as “NHLD” or “National”). In addition to its internal development programs, the Company leverages its biopharmaceutical business expertise and drug development capabilities and provides funding and management services to help the Fortress Companies achieve their goals. The Company and the Fortress Companies may seek licenses, acquisitions, partnerships, joint ventures and/or public and private financings (including financings facilitated by NHLD) to accelerate and provide additional funding to support their research and development programs.

As of June 30, 2017, in addition to NHLD, the Company has several consolidated Fortress Companies, some of which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Cellvation, Inc. (“Cellvation”), Journey Medical Corporation (“Journey or “JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), Escala Therapeutics, Inc. (“Escala”), CB Securities Corporation (which holds investments classified as cash and cash equivalents), Caelum Biosciences, Inc. (“Caelum”) and Cyprium Therapeutics, Inc. (“Cyprium”). In addition to the foregoing companies, Fortress also maintains ownership positions in subsidiaries with minimal activity, including Innmune Limited.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year for each of the Company, Avenue, Checkpoint, Mustang and National. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2017, from which the Company derived the balance sheet data at December 31, 2016, as well as National’s Form 10-K, filed with SEC on December 29, 2016 and their Form 10-Q, filed with the SEC on May 15, 2017, Checkpoint’s Forms 10-K and 10-K/A, filed with the SEC on March 17, 2017 and March 21, 2017, respectively, Mustang’s Form 10-K, filed with the SEC on March 31, 2017, and Avenue’s Form 10-12G/A, filed with the SEC on March 27, 2017.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: NHLD, Innmune Limited, Coronado SO, Cyprium, Escala, JMC, CB Securities Corporation, Avenue, Checkpoint, Mustang, Helocyte, Cellvation and Caelum. All intercompany balances and transactions have been eliminated.

The National assets acquired and liabilities assumed and revenues and expenses are reported on a one quarter lag. Therefore, the National assets acquired and liabilities assumed included in these consolidated financial statements as of June 30, 2017 are actually the assets and liabilities as of March 31, 2017 and the revenues and expenses included in these consolidated financial statements for the quarter ending June 30, 2017 are actually the revenues and expenses for the quarter ending March 31, 2017.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 16, 2017, with the exception of the policies listed below.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2017 and at December 31, 2016 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

Items with maturities greater than 90 days but less than one year at the time of acquisition are considered short-term investments.

Short-term Investments – Held to Maturity

The company classifies its certificates of deposit as held to maturity in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. The Company considers all short-term investments with an original maturity in excess of three months when purchased to be short-term investments. In April 2017, the Company purchased $20.0 million of certificates of deposit with an original maturity of six months. At June 30, 2017, the Company had approximately $20.0 million in certificates of deposit with no more than $250,000 at any individual institution. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its certificates of deposits should be classified as held-to-maturity as of June 30, 2017. There were no investments as of December 31, 2016. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

Investments consist of short-term FDIC insured certificates of deposit carried at amortized cost using the effective interest method. The cost of the Company’s certificates of deposit approximated fair value.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires companies to classify the cash paid to a tax authority when shares are withheld to satisfy their statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Company adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entities expect to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. As of June 30, 2017, the Company has not elected early adoption and has not concluded on an adoption method. The Company is in the process of analyzing its revenue recognition policies and the potential impact the standard may have on previously reported revenues and future revenues. The Company is still evaluating the impact on the condensed consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the potential impact of adopting ASU 2017-09 on its condensed consolidated financial statements and related disclosures.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its condensed consolidated financial statements and related disclosures.

3. National Holdings Corporation Acquisition – Intangible Assets

On September 9, 2016, the Company, purchased approximately 56.6% of National's common stock, par value $0.02 per share at the purchase price of $3.25 per share in cash.

In connection with the purchase, the Company recognized $18.6 million of goodwill and does not expect goodwill to be deductible for tax purposes.

Intangible assets consist of trademark and customer lists acquired in the offer under the purchase method of accounting and are recorded at fair value net of accumulated amortization since the purchase date. Amortization is calculated using the straight-line and accelerated methods over the following estimated useful lives:

Useful life
Trademark	10 years
Customer lists	10 years

The carrying amount related to acquired intangible assets as of June 30, 2017 are as follows ($ in thousands):

Intangible assets at December 31, 2016	$15,991
Amortization expense	(819)
Intangible assets at June 30, 2017	$15,172

The future amortization of these intangible assets is as follows ($ in thousands):

Total
Six Months Ended December 31, 2017	$831
Year Ended December 31, 2018	1,649
Year Ended December 31, 2019	1,649
Year Ended December 31, 2020	1,654
Year Ended December 31, 2021	1,649
Thereafter	7,740
Total	$15,172

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the six months ended June 30, 2017.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Broker-Dealers and Clearing Organizations, Other Receivables and Prepaid Expenses and Other Current Liabilities

At March 31, 2017, National’s receivables of $2.8 million from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with National’s retail brokerage business as well as asset based fee revenue associated with National’s asset management advisory business. National also has other receivables at March 31, 2017 of $6.1 million, which principally represent trailing commissions, tax and accounting fees and investment banking fees and are net of an allowance for uncollectable accounts of $0.5 million and are included in prepaid expenses and other current assets in the Company's Condensed Consolidated Balance Sheet.

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

National provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of March 31, 2017, no allowance for doubtful accounts was required.

There were no unamortized forgivable loans outstanding at March 31, 2017 attributable to registered representatives who ended their affiliation with National’s subsidiaries prior to the fulfillment of their obligation.

6. Property and Equipment

Fortress's property and equipment, exclusive of National's property and equipment, consisted of the following ($ in thousands):

	Estimated Useful	June 30,	December 31,
	Lives (in years)	2017	2016
Computer equipment	3	$517	$440
Furniture and fixtures	5	931	821
Leasehold improvements	Various	5,351	5,396
Total property and equipment		6,799	6,657
Less: accumulated depreciation		(801)	(445)
Property and equipment, net		$5,998	$6,212

Fortress's depreciation expense for the three months ended June 30, 2017 and 2016, was approximately $180,000 and $82,000, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations. Fortress's depreciation expense for the six months ended June 30, 2017 and 2016, was approximately $356,000 and $86,000, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

National's property and equipment as of March 31, 2017 consisted of the following ($ in thousands):

	March 31,	Estimated Useful
	2017	Lives (in years)
Equipment	$861	5
Furniture and fixtures	82	5
Leasehold improvements	335	Lesser of useful life or term of lease
Capital leases (primarily composed of computer equipment)	276	5
Total property and equipment	1,554
Less: accumulated depreciation	(223)
Property and equipment, net	$1,331

7. Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Laser Device for Treatment of Migraine Headache

On March 17, 2014, the Company invested $250,000 for a 35% ownership position in a third-party company developing a laser device to treat migraine headaches. The Company elected the fair value option for recording this investment. In conjunction with this investment, the Company received 13,409,962 Class A Preferred Units in the third-party company, representing 83% of the total 16,091,954 Class A Preferred Units. The fair value of this investment was $0.3 million as of June 30, 2017 and December 31, 2016. The value of the Company’s investment was determined based on a valuation which takes into consideration, when applicable, cash paid, cost of the investment, market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors. Based on these inputs at June 30, 2017, the fair value of the Company’s investment approximated cost.

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

As of June 30, 2017, the Company valued its investment in Origo, a publicly traded company, utilizing the following assumptions: probability of a successful business combination of 24.3%, and no dividend rate, which yielded an instrument value upon business combination of $9.73 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model at a value of $0.24 for each right and $0.18 for each warrant. Based upon the valuation, the Company recorded a decrease in fair-value of investment of $0.5 million for the six months ended June 30, 2017. At June 30, 2017, the fair value of the Company’s investment in Origo was, $0.7 million. The Company’s working capital note with Origo of $0.3 million can be converted to stock upon a successful business combination.

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

On June 30, 2017, Avenue closed on an Initial Public Offering (“IPO”) raising gross proceeds of $37.9 million and issuing 6.3 million commons shares at $6.00 per share. As such, pursuant to the terms of Avenue’s $3.0 million NSC Note, Avenue issued to National a warrant to purchase 125,000 of its common shares at par. The issuance of the warrant relates to the completion of Avenue’s IPO in which Avenue’s raised gross proceeds from a third-party party exceeding five times the value of the debt. Upon the issuance of the warrant by Avenue, the Company was removed as the guarantor on the note.

($ in thousands)	Avenue’s Contingently Issuable Warrants
Beginning balance at January 1, 2017	$302
Conversion into common shares	(750)
Change in fair value	448
Ending balance at June 30, 2017	$-

Avenue Warrant Liabilities

On December 30, 2016, Avenue held a closing of the sale of convertible promissory notes. In the closing, WestPark Capital, Inc., the placement agent (“WestPark”), received a warrant (the “WestPark Warrant”) to purchase the number of shares of Avenue’s common stock equal to $10,000 divided by the price per share at which any note sold to investors first converts into Avenue’s common stock. The WestPark Warrant has a ten-year term. Avenue’s WestPark Warrant liability was measured at fair value using a Monte Carlo simulation valuation methodology.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additionally, on June 30, 2017, in connection with Avenue’s IPO, Avenue issued 2,488 warrants to purchase common shares of Avenue at $4.02, a 33% discount to the IPO price of $6.00 to Westpark Capital in connection with their role as placement agent for Avenue’s 2016 Convertible Notes, which automatically converted to common shares of Avenue upon completion of the IPO.

($ in thousands)	Avenue’s Warrant Liability
Beginning balance at January 1, 2017	$12
Conversion into common shares	(15)
Change in fair value	3
Ending balance at June 30, 2017	$-

Helocyte Warrant Liabilities

The fair value of Helocyte’s warrant liability was measured at fair value using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (level 3 inputs) used in measuring Helocyte’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2017 is as follows:

June 30, 2017
Risk-free interest rate	1.720% -1.792%
Expected dividend yield	-%
Expected term in years	4.00 - 4.42
Expected volatility	70.0%
Strike price	$0.44

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2017	$167
Change in fair value of derivative liabilities	(76)
Ending balance at June 30, 2017	$91

Helocyte Convertible Notes at Fair Value

Helocyte’s convertible debt is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Helocyte’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of June 30, 2017 is as follows:

June 30, 2017
Risk-free interest rate	1.140% - 1.298%
Expected dividend yield	-%
Expected term in years	0.50 - 1.41
Expected volatility	59.1%

($ in thousands)	Helocyte Convertible Note, at fair value
Beginning balance at January 1, 2017	$4,487
Change in fair value of convertible notes	186
Ending balance at June 30, 2017	$4,673

At June 30, 2017, upon completion of Avenue’s IPO, Avenue’s convertible debt automatically converted into approximately 47,949 common shares of Avenue, at $4.02, a 33% discount to the IPO price, pursuant to the terms of the Convertible Note. As of June 30, 2017, Avenue’s obligation to its note holders was satisfied.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in thousands)	Avenue Convertible Note, at fair value
Beginning balance at January 1, 2017	$200
Conversion into common shares	(299)
Change in fair value of convertible notes	99
Ending balance at June 30, 2017	$-

The following tables classify the fair value hierarchy of Fortress's financial instruments, exclusive of National's financial instruments, measured at fair value as of June 30, 2017 and December 31, 2016:

	Fair Value Measurement as of June 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$903	$903
Total	$-	$-	$903	$903

Liabilities
Warrant liabilities	$-	$-	$91	$91
Helocyte Convertible Note, at fair value	-	-	4,673	4,673
Total	$-	$-	$4,764	$4,764

	Fair Value Measurement as of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$1,414	$1,414
Total	$-	$-	$1,414	$1,414

Liabilities
Contingently Issuable Warrants	$-	$-	$302	$302
Warrant liabilities	-	-	179	179
Helocyte Convertible Note, at fair value	-	-	4,487	4,487
Avenue Convertible Note, at fair value	-	-	200	200
Total	$-	$-	$5,168	$5,168

The following table shows the fair values hierarchy of National's financial instruments measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets as of March 31, 2017:

	Fair Value Measurement as of March 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
National
Securities owned, at fair value
Corporate stocks	$272	$-	$-	$272
Municipal bonds	2,928	-	-	2,928
Restricted stock	-	206	-	206
Total	$3,200	$206	$-	$3,406

Liabilities
National
Securities sold, but not yet purchased at fair value
Contingent consideration	$-	$-	$630	$630
Corporate stocks	77	-	-	77
Warrants - National	-		8,190	8,190
Total	$77	$-	$8,820	$8,897

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants issuable - National

In accordance with the Company’s Merger Agreement with National, since less than 80% of National's issued and outstanding shares of common stock were tendered, National remains a publicly-traded company and National's stockholders post-tender offer received from National a five-year warrant per held share to purchase an additional share of National's common stock at $3.25 as a dividend to all holders of National's common stock.

As National does not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement may be considered outside of the Company’s control, net cash settlement of the warrants is assumed. The fair value of the 5.4 million National warrants represents 43.4% of the warrants issued to non-Fortress shareholders. These are being classified as a liability in the condensed consolidated statement of financial condition at June 30, 2017. Such valuation (using level 3 inputs) was determined by use of the Black-Scholes option pricing model using the following assumptions:

March 31, 2017
Dividend yield	-%
Expected volatility	97.76%
Risk-free interest rate	1.93%
Life (in years)	4.5

($ in thousands)	National’s Warrants
Beginning balance at December 31, 2016	$14,359
Change in fair value of derivative liability	(6,169)
Ending balance at March 31, 2017	$8,190

National listed the warrants on the Nasdaq Capital Market under the symbol “NHLDW” in February 2017.

The table below provides a rollforward of the changes in fair value of Level 3 financial instruments for the six months ended June 30, 2017:

($ in thousands)	Investment in Origo	Investment in laser device	Helocyte Convertible Note, at fair value	Avenue Convertible Note, at fair value	Warrants issued and issuable	Warrant liabilities	Total
Balance at December 31, 2016	$1,164	$250	$4,487	$200	$14,661	$179	$20,941
Conversion into common shares	-	-	-	(299)	(750)	(15)	(1,064)
Issuance of warrants	-	-	-	-	(8,190)	8,190	-
Change in fair value of investments	(511)	-	-	-	-	-	(511)
Change in fair value of convertible notes	-	-	186	99	-	-	285
Change in fair value of derivative liabilities	-	-	-	-	(5,721)	(73)	(5,794)
Balance at June 30, 2017	$653	$250	$4,673	$-	$-	$8,281	$13,857

For the six months ended June 30, 2017, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

8. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Mustang, Checkpoint, Helocyte, Caelum and Cyprium require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three and six months ended June 30, 2017, the purchase price of licenses, totaling approximately $1.8 million and $3.1 million, was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Fortress	$300	$-	$300	$-

Fortress Companies:
Checkpoint	-	2,060	400	2,060
Helocyte	-	-	-	83
Mustang	1,500	-	2,075	-
Caelum	-	-	219	-
Cyprium	-	-	100	-
Total	$1,800	$2,060	$3,094	$2,143

Fortress:

Effcon Laboratories, Inc.

In September 2016, the Company entered into a development and license agreement with Effcon Laboratories, Inc. (“Effcon”) for the development of extended release formulation of Methozolamide. Pursuant to the Agreement, Fortress paid an upfront fee of $0.2 million in December 2016. Additional payments are due for the achievement of five development milestones totaling $2.3 million and royalty payments in the mid-single digits are due on net sales of licensed products. Additionally, the Company agreed to fund a development budget of $1.6 million. During the three months ended June 30, 2017, a milestone of $0.3 million was achieved in connection with the successful completion of the Pilot Pharmacokinetics study, which was recorded on the Condensed Consolidated Statement of Operations in research and development – licenses acquired.

Checkpoint Therapeutics, Inc.

Jubilant Biosys Limited

In May 2016, Checkpoint entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby Checkpoint obtained an exclusive, worldwide license (the “Jubilant License”) to Jubilant’s family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment, including CK-103. For the six months ended June 30, 2017, Checkpoint expensed a non-refundable milestone payment of $0.4 million associated with the successful completion of toxicology studies under the terms of the Jubilant License. For the six-month ended June 30, 2016, Checkpoint paid an upfront fee of $2.0 million, included in research and development-licenses acquired in the Condensed Consolidated Statements of Operations.

In connection with the Jubilant License, Checkpoint entered into a sublicense agreement with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, with Checkpoint retaining the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and the Company’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. For the three months ended June 30, 2017 and 2016, Checkpoint recognized $0.1 million and $1.0 million, respectively, and for the six months ended June 30, 2017 and 2016, Checkpoint recognized $0.6 million and $1.0 million, respectively, in revenue related to the sublicense agreement in the Condensed Consolidated Statements of Operations.

Dana-Farber Cancer Institute

In connection with its license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. For the three months ended June 30, 2017 and 2016, approximately $9,000 and $3,000, respectively, was recognized in revenue from the collaboration agreement with TGTX in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2017 and 2016, approximately $38,000 and $20,000, respectively, was recognized in revenue from the collaboration agreement with TGTX in the Condensed Consolidated Statements of Operations.

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

CD123 License

Pursuant to the CD123 License, Mustang and COH acknowledge that an upfront fee was paid under the Original License. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive up to approximately $14.5 million in milestone payments upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. Mustang is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original License were acknowledged, and the anti-dilution provisions of the Original License were carried forward.

IL-13 License

Pursuant to the IL-13 License, Mustang and COH acknowledge that an upfront fee was paid under the Original License. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive up to approximately $14.5 million in milestone payments upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. Mustang is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original License were acknowledged, and the anti-dilution provisions of the Original License were carried forward. During the six months ended June 30, 2017, Mustang recorded an expense of $0.3 million in connection with the achievement of certain milestones pursuant to the IL-13 License.

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

IV/ICV Agreement

On February 17, 2017, Mustang entered into an exclusive license agreement (the “IV/ICV Agreement”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV Agreement, Mustang paid COH an upfront fee of $0.1 million in March 2017. COH is eligible to receive up to approximately $0.1 million in milestone payments upon the achievement of a certain milestone as well as an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products and services.

HER2 Technology License

On May 31, 2017, Mustang entered into an exclusive license agreement with the COH for the use of human epidermal growth factor receptor 2 (HER2) CAR T technology (HER2 Technology), which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to the Agreement, Mustang paid an upfront fee of $0.6 million on July 3, 2017; in addition, an annual maintenance fee of $50,000 will commence in 2019. Additional payments of up to $14.9 million are due upon and subject to the achievement of ten development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

CS1 Technology License

On May 31, 2017, Mustang entered into an exclusive license agreement with the COH for the use of CS1 specific CAR T technology (CS1 Technology) to be directed against multiple myeloma. Pursuant to the Agreement, Mustang paid an upfront fee of $0.6 million on July 3, 2017; in addition, an annual maintenance fee of $50,000 will commence in 2019. Additional payments of up to $14.9 million are due upon and subject to the achievement of ten development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products.

PSCA Technology License

On May 31, 2017, Mustang entered into an exclusive license agreement with the COH for the use of prostate stem cell antigen (PSCA) CAR T technology (PSCA Technology) to be used in the treatment of prostate cancer. Pursuant to the Agreement, Mustang paid an upfront fee of $0.3 million on July 3, 2017; in addition, an annual maintenance fee of $50,000 will commence in 2019. Additional payments of up to $14.9 million are due upon and subject to the achievement of ten development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Sponsored Research Agreements

Checkpoint Therapeutics, Inc.

NeuPharma, Inc. Sponsored Research Agreement

In connection with its license agreement with NeuPharma, Inc. (“NeuPharma”), Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX, a related party, agreed to assume all costs associated with this Sponsored Research Agreement and paid Checkpoint for all amounts previously paid by the Company.  For the three months ended June 30, 2017 and 2016, approximately $0.2 million and $0.2 million, respectively, was recognized in revenue in connection with the Sponsored Research Agreement in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2017 and 2016, approximately $0.4 million and $0.5 million, respectively, was recognized in revenue in connection with the Sponsored Research Agreement in the Condensed Consolidated Statements of Operations.

Helocyte, Inc.

PepVax and Triplex Clinical Research and Support Agreements

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

For the three months ended June 30, 2017 and 2016, Helocyte incurred expense of $0.5 million and nil, related to the Triplex Research Agreement and nil related to their PepVax Research Agreement, recorded as research and development expense in the Company’s Condensed Consolidated Statements of Operations. For the six months ended June 30, 2017 and 2016, Helocyte incurred expense of $1.0 million and $1.0 million, related to the Triplex Research Agreement and $0.2 million and $1.0 million related to their PepVax Research Agreement, recorded as research and development expense in the Company’s Condensed Consolidated Statements of Operations.

Pentamer Sponsored Research Agreement

On May 1, 2017, Helocyte and COH entered in a Sponsored Research Agreement for preclinical studies in connection with the development of Pentatmer. In June 2017, Helocyte made an upfront payment of $1.5 million to fund the development plan, the payment was recorded as a prepayment on the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2017, Helocyte recorded approximately $12,000 in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.  No such expense was incurred in 2016.

Mustang Bio, Inc.

In connection with Mustang’s license with COH for the development of CAR-T, Mustang entered into a Sponsored Research Agreement in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal annual installments, until 2020. For the three months ended June 30, 2017 and 2016, Mustang incurred expense of $0.5 million and $0.5 million, respectively, recorded as research and development expense in the Company’s Condensed Consolidated Statements of Operations.  For the six months ended June 30, 2017 and 2016, Mustang incurred expense of $1.0 million and $1.0 million, respectively, recorded as research and development expense in the Company’s Condensed Consolidated Statements of Operations.

CD 123 Clinical Research Support Agreement

On February 17, 2017, Mustang entered into a Clinical Research Support Agreement for CD123. Pursuant to the terms of this agreement Mustang made an upfront payment of approximately $20,000 and will contribute an additional $0.1 million per patient in connection with the on-going investigator initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the three and six months ended June 30, 2017 Mustang recorded approximately $22,000 and $0.6 million, respectively, in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

 IL - 13 Clinical Research Support Agreement

Also on February 17, 2017, Mustang entered into a Clinical Research Support Agreement for IL-13. Pursuant to the terms of this agreement Mustang made an upfront payment of approximately $10,000 and will contribute an additional $0.1 million per patient in connection with the on-going investigator initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL-13. For the three and six months ended June 30, 2017, Mustang recorded approximately $11,000 and $1.0 million, respectively, in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Intangibles, net

Journey Medical Corporation

Pursuant to the terms of Journey’s license agreements for its branded products, Journey made upfront payments totaling $1.6 million. With the commencement of sales of these products, Journey began amortization of these costs over their respective three year estimated useful life. For the three months ended June 30, 2017 and 2016, Journey recognized expense of approximately $0.1 million and $21,000, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations. For the six months ended June 30, 2017 and 2016, Journey recognized expense of approximately $0.3 million and $21,000, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations.

11. Debt and Interest

Debt

Total debt consists of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
($ in thousands)	2017	2016	Interest rate	Maturity
IDB Note	$14,929	$14,929	2.25%	Feb - 2018
NSC Note	3,608	3,608	8.00%	Sep - 2018
2017 Subordinated Note Financing	3,254	-	8.00%	March - 2020
2017 Subordinated Note Financing	13,893	-	8.00%	May - 2020
2017 Subordinated Note Financing	1,820	-	8.00%	June - 2020
Opus Credit Facility	9,500	7,000	12.00%	Sep - 2018
Helocyte Convertible Note, at fair value	1,076	1,031	5.00% - 8.00%	December 2017
Helocyte Convertible Note, at fair value	2,135	2,051	5.00% - 8.00%	March - 2018
Helocyte Convertible Note, at fair value	1,032	991	5.00% - 8.00%	April - 2018
Helocyte Convertible Note, at fair value	430	414	5.00% - 8.00%	May - 2018
Avenue Convertible Note, at fair value	-	200	5.00% - 8.00%	June - 2018
Total notes payable	51,677	30,224
Less: Discount on notes payable	4,723	2,009
Total notes payable	$46,954	$28,215

IDB Note

On February 13, 2014, the Company executed a secured promissory note in favor of Israel Discount Bank of New York (“IDB”) in the amount of $15.0 million (the “IDB Note”). As of June 30, 2017, the Company had $14.9 million outstanding under the IDB Note, secured by a $15.0 million pledge account.

2017 Subordinated Note Financing

On March 31, 2017, the Company entered into Note Purchase Agreements (the “Purchase Agreements”) with NAM Biotech Fund II, LLC I (“NAM Biotech Fund”) and NAM Special Situations Fund I QP, LLC (“NAM Special Situations Fund”), both of which are accredited investors, and sold subordinated promissory notes (the “Notes”) of the Company (the “2017 Subordinated Note Financing”) in the aggregate principal amount of $3.25 million. The Notes bear interest at the rate of 8% per annum; additionally, the Notes accrue paid-in-kind interest at the rate of 7% per annum, which will be paid quarterly in shares of the Company’s common stock and/or shares of common stock of one of the Company’s subsidiaries that are publicly traded, in accordance with the terms of the Notes. Each Note is due on the third anniversary of its issuance, provided that the Company may extend the maturity date for two one-year periods in its sole discretion. The 2017 Subordinated Note Financing is for a maximum of $40.0 million (which the Company may, in its sole discretion, increase to $50.0 million).

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the initial closing of the 2017 Subordinated Note Financing, NSC received a cash fee of $325,400 and a Placement Agent Warrant to purchase 87,946 shares of the Company’s common stock. The Company valued the Warrant at $0.2 million, which was recorded as debt discount, in the Condensed Consolidated Balance Sheets as of June 30, 2017.

On May 1, 2017, the Company held a second closing of the 2017 Subordinated Note Financing and received gross proceeds of $8.6 million, before expenses. NSC received a placement agent fee of approximately $0.9 million in the second closing and warrants to purchase 234,438 shares of the Company’s common stock at an exercise price of $3.65 per share.

On May 31, 2017, the Company held a third closing of the 2017 Subordinated Note Financing and received gross proceeds of $5.3 million, before expenses. NSC received a placement agent fee of approximately $0.5 million in the third closing and warrants to purchase 147,806 shares of the Company’s common stock at an exercise price of $3.61 per share.

On June 30, 2017, the Company held a fourth closing of the 2017 Subordinated Note Financing and received gross proceeds of $1.8 million, before expenses. NSC received a placement agent fee of approximately $0.2 million in the fourth closing and warrants to purchase 38,315 shares of the Company’s common stock at an exercise price of $4.75 per share.

Opus Credit Facility

As of June 30, 2017, the Company had $9.5 million outstanding under the Opus Credit Facility (see Note 17), net of a debt discount related to the allocated value of the warrants associated with the Opus Credit Facility of $1.6 million.

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
IDB Note
Interest	$87	$79	$169	$159
Amortization of fees	-	-	-	1
Total IDB Note	87	79	169	160

NSC Debt
Interest	84	144	155	311
Amortization of fees	40	54	73	422
Total NSC Debt	124	198	228	733

NHLD Debt
Interest	406	-	406	-
Amortization of fees	175	-	175	-
Total NHLD Debt	581	-	581	-

Opus Credit Facility
Interest	276	-	508	-
Amortization of fees	241	-	454	-
Total Opus Note	517	-	962	-

LOC Fees
Interest	7	3	15	7
Total LOC	7	3	15	7

Helocyte Convertible Note
Interest	57	-	111	-
Financing fee	-	249	1	249
Total Helocyte Convertible Note	57	249	112	249

Avenue Convertible Note
Interest	5	-	5	-
Financing fee	-	-	3	-
Total Helocyte Convertible Note	5	-	8	-

D&O Insurance
Interest	2	-	3	-
Total D&O Insurance	2	-	3	-
Total Interest Expense and Financing Fee	$1,380	$529	$2,078	$1,149

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities, excluding National, consisted of the following:

	June 30,	December 31,
($ in thousands)	2017	2016
Accrued expenses:
Professional fees	$1,748	$1,253
Salaries, bonuses and related benefits	2,295	2,846
Accrued Severance	-	53
Ovamed manufacturing rights - short term component	-	900
Research and development	2,914	394
Dr. Falk Pharma milestone	2,852	2,634
Other	2,564	2,002
Total accrued expenses	$12,373	$10,082

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge	5,026	5,014
Total other long-term liabilities	$5,026	$5,014

National's accounts payable and other accrued expenses as of March 31, 2017, consisted of the following:

March 31,
2017
Legal	$766
Audit	287
Telecommunications	187
Data Services	348
Regulatory	1,061
Settlements	1,131
Deferred rent	630
Contingent consideration payable	121
Other	2,592
Total	$7,123

13. Non-Controlling Interests

Non-controlling interests in consolidated entities, as recorded on the Condensed Consolidated Balance Sheets are as follows:

	As of June 30, 2017
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	Cellvation	Caelum	National Holdings	Total
NCI equity share	$3,089	$(236)	$47,009	$22,026	$(570)	$(1,677)	$(151)	$(3)	$17,022	$86,509
Net loss attributed to non-controlling interests	(314)	(7)	(5,027)	(6,707)	(48)	(599)	(83)	(251)	4,872	(8,164)
Non-controlling interests in consolidated entities	$2,775	$(243)	$41,982	$15,319	$(618)	$(2,276)	$(234)	$(254)	$21,894	$78,345

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

The components of non-controlling interests in loss of consolidated entities, as recorded on the Condensed Consolidated Statement of Operations are as follows:

	For the three months ended June 30, 2017
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint (1)	JMC	Helocyte	Cellvation	Caelum	National Holdings	Total
Non-controlling interests in loss of consolidated entities	$(246)	$(3)	$(3,353)	$(3,972)	$20	$(276)	$(30)	$(106)	$2,382	$5,584
Non-controlling ownership (3)	10.2%	13.0%	52.0%	62.4%	7.0%	20.0%	22.0%	25.5%	43.4

	For the three months ended June 30, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	Total
Non-controlling interests in loss of consolidated entities	$(76)	$(5)	$(89)	$(3,476)	$(108)	$(157)	$(3,911)
Non-controlling ownership (3)	11.5%	13.0%	10.0%	64.3%	8.1%	20.4%

	For the six months ended June 30, 2017
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint (1)	JMC	Helocyte	Cellvation	Caelum	National Holdings	Total
Non-controlling interests in loss of consolidated entities	$(314)	$(7)	$(5,027)	$(6,707)	$(48)	$(599)	$(83)	$(251)	$4,872	$(8,164)
Non-controlling ownership (3)	10.2%	13.0%	60.8%	61.6%	7.3%	20.0%	22.0%	25.5%	43.4%

	For the six months ended June 30, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint		JMC	Helocyte	Total
Non-controlling interests in loss of consolidated entities	$(184)	$(10)	$(159)	$(7,513)		$(229)	$(254)	$(8,349)
Non-controlling ownership (3)	11.5%	13.0%	10.0%	64.3	%(1)	8.1%	20.4%

(1)	- Checkpoint is consolidated with Fortress’s operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A common shares which provide for super-majority voting rights.

(2)	- Mustang and Avenue are consolidated with Fortress’s operations because Fortress maintains voting control through its ownership of Mustang’s Class A preferred shares which provide super-majority voting rights .

(3)	- Represents a weighted average of ownership during the periods presented.

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the six months ended June 30, 2017 and 2016:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Warrants to purchase Common Stock	603,316	515,068
Opus warrants to purchase Common Stock	1,880,000	-
Options to purchase Common Stock	1,101,193	1,754,365
Unvested Restricted Stock	9,864,417	8,705,137
Unvested Restricted Stock Units	1,258,372	1,374,083
Total	14,707,298	12,348,653

15. Stockholders’ Equity

Stock-based Compensation excluding National

As of June 30, 2017, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan, the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended, the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan and the Fortress Biotech, Inc. Long Term Incentive Plan.

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants granted by Fortress for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Employee awards	$1,690	$1,969	$3,520	$3,553
Non-employee awards	23	3	36	6
Fortress Companies (1)	3,094	1,051	4,180	2,330
Total stock-based compensation expense	$4,807	$3,023	$7,736	$5,889

(1)

Consists of approximately $19,000 of Avenue's compensation expenses, approximately $2.4 million of Checkpoint's compensation expense, approximately $73,000 of JMC's compensation expenses, approximately $34,000 of Helocyte's compensation expenses, approximately $6,000 of Cellvation's compensation expenses and approximately $183,000 of NHLD's compensation expenses on stock and option grants for the three months ended June 30, 2017 and consists of approximately $24,000 of Avenue's compensation expenses, approximately $3.4 million of Checkpoint's compensation expense, approximately $119,000 of JMC's compensation expenses, approximately $81,000 of Helocyte's compensation expenses, approximately $14,000 of Cellvation's compensation expenses and approximately $183,000 of NHLD's compensation expenses on stock and option grants for the six months ended June 30, 2017.

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

For the three months ended June 30, 2017 and 2016, approximately $2.4 million and $1.1 million, respectively, of stock based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.2 million and $1.9 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the six months ended June 30, 2017 and 2016, approximately $3.2 million and $2.4 million, respectively, of stock based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $4.3 million and $3.5 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2016	1,130,501	$3.73	$602,451	4.93
Exercised	(20,000)	1.37	67,600	-
Options vested and expected to vest at June 30, 2017	1,110,501	$3.78	$1,826,461	4.46
Options vested and exercisable	1,085,501	$3.75	$1, 826,461	4.43

As of June 30, 2017, and 2016, Fortress had unrecognized stock-based compensation expense related to options of nil and $33,000, respectively, with a weighted average vesting period of nil and 0.03 years, respectively. As of June 30, 2017, and 2016, Mustang had unrecognized stock-based compensation expense related to options of $2.8 million and nil, respectively, with a weighted average vesting period of 1.8 years and nil, respectively. As of June 30, 2017, and 2016, Journey had unrecognized stock-based compensation expense related to options of $0.2 million and $0.2 million, respectively, with a weighted average vesting period of 1.2 years and 0.9 years, respectively.

The following table summarizes Fortress’s restricted stock and restricted stock unit award activity, excluding activity related to Fortress Companies (which is discussed below):

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2016	10,094,095	$2.49
Restricted stock granted	1,325,396	2.70
Restricted stock vested	(213,333)	2.75
Restricted stock units granted	197,500	3.74
Restricted stock units forfeited	(15,000)	2.98
Restricted stock units vested	(138,750)	3.47
Unvested balance at June 30, 2017	11,249,908	$2.52

As of June 30, 2017 and 2016, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $2.7 million and $6.4 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years and 2.4 years, respectively.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of June 30, 2017, 199,995 shares have been purchased and 5 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $40,000 and $30,000, respectively for the three months ended June 30, 2017 and 2016 and was approximately $75,000 and $56,000, respectively, for the six months ended June 30, 2017 and 2016.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2016	2,263,453	$3.62	$79,800	4.74
Granted	608,505	3.61	518,724	4.86
Forfeited	(123,007)	8.39	-	-
Outstanding as of June 30, 2017	2,748,951	$3.40	$940,203	3.77
Exercisable as of June 30, 2017	768,951	$4.37	$765,203	3.75

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Incentive Program (“LTIP”)

On January 1, 2017 and 2016, the Compensation Committee granted 552,698 and 510,434, shares each to Lindsay Rosenwald and Michael Weiss, respectively. These equity grants, made in accordance with the LTIP, represent one percent (1%) of total outstanding shares of the Company as of the dates of such grants and were granted in recognition of their performance in 2016 and 2015. The shares are subject to repurchase by the Company until both of the following conditions are met: (i) the Company’s market capitalization increases by a minimum of $100.0 million, and (ii) the employee is either in the service of the Company as an employee or as a Board member (or both) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary separation from service (as defined in the LTIP). The Company’s repurchase option on such shares will also lapse upon the occurrence of a corporate transaction (as defined in the LTIP) if the eligible employee is in service on the date of the corporate transaction. The fair value of each grant on the grant date was approximately $1.5 million for the 2017 grant and $1.4 million for the 2016 grant. For the three ended June 30, 2017 and 2016, the Company recorded approximately $0.2 million and $0.1 million, and approximately $0.3 million and $0.1 million, for the six months ended June 30, 2017 and 2016, respectively, related to these grants in general and administrative expenses on the Condensed Consolidated Statements of Operations. These grants are expensed by the Company over the remaining life of the LTIP which expires in July 2025.

Fortress Companies

Checkpoint Therapeutics, Inc.

Checkpoint has a long-term incentive plan under which it has issued grants to both employees and non-employees. For the three months ended June 30, 2017 and 2016, Checkpoint re-measured its non-employee grant and recorded expense of approximately $1.9 million and $0.5 million, respectively, and $2.4 million and $1.2 million, respectively, for the six months ended June 30, 2017 and 2016, in research and development expenses on the Condensed Consolidated Statements of Operations.

Certain Checkpoint employees and directors also have been awarded restricted stock under Checkpoint’s 2015 Incentive Plan. Checkpoint recorded stock-based compensation expense of $0.4 million and $0.4 million, respectively, for the three months ended June 30, 2017 and 2016 and $1.0 million and $0.7 million, respectively, for the six months ended June 30, 2017 and 2016, in general and administrative expenses on the Condensed Consolidated Statements of Operations.

Avenue Therapeutics, Inc.

In connection with stock grants made to both employees and non-employees, Avenue for the three months ended June 30, 2017 and 2016, recorded approximately $10,000 and $4,000, respectively, as general and administrative expenses and approximately $10,000 and $4,000, respectively, as research and development expenses on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2017 and 2016, Avenue recorded approximately $12,000 and $9,000, respectively, as general and administrative expenses and approximately $12,000 and $9,000, respectively, as research and development expenses on the Condensed Consolidated Statements of Operations.

Journey Medical Corporation

During the six months ended June 30, 2017, JMC granted option awards to numerous sales employees exercisable for 320,000 shares of Journey common stock pursuant to its equity award plan.

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

June 30, 2017
Risk-free interest rate	1.14% - 2.25%
Expected dividend yield	-%
Expected term in years	5.00 - 6.98
Expected volatility	95.25% - 105.95%

Mustang Bio, Inc.

The employment agreement grants Dr. Litchman an option to purchase 1,041,675 shares of Mustang common stock to acquire shares of common stock of Mustang (the “Option”). The Option has an exercise price per share equal to the fair market value of a share of Mustangs’ common stock $5.73 on the date of the grant of the stock option, subject to the conditions and vesting schedule set forth in his Employment Agreement.

On April 7, 2017, Mustang granted 200,000 options to two employees of Fortress, who provide services to Mustang in connection with our research and development. These options have an exercise price of $5.73, representing the fair market value of a share of Mustangs’ common stock on the date of the grant of the stock option.

Both grants have the following vesting schedule: 50% of the options vest over-time with 25% vesting over 12 months of continued service, with the remaining 25% vesting in 12 equal installments thereafter, subject to continued employment. The remaining 50% vest and become exercisable upon the occurrence of the following milestones being achieved: (i) 25% of the grant vest upon the dosing of the first patient in the first Phase 2 clinical trial of any Mustang product candidate, (ii) 25% of the grant vest upon the dosing of the first patient in the first Phase 2 clinical trial of a second Mustang product candidate, (iii) 25% of the grant vest upon Mustangs’ achievement of a fully-diluted market capitalization of $500,000,000 and (iv) 25% of the grant vest upon Mustangs’ achievement of a fully-diluted market capitalization of $1,000,000,000.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, expected dividend yield, and a stock price of $5.73. Mustang does not expect to pay dividends in the foreseeable future. As a result, the expected dividend yield is 0%. The value associated with the market award vesting was determined utilizing a Monte Carlo simulation valuation methodology and the following assumptions:

June 30, 2017
Risk-free interest rate	2.38%
Expected dividend yield	-%
Expected term in years	5.5 to 10.0
Expected volatility	77.3%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes stock option activities for the six months ended June 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2016	-	$-	-
Options granted	1,241,675	$5.73	9.81
Options outstanding	1,241,675	5.73	9.81
Options vested and exercisable at June 30, 2017	-	$-	-

As of June 30, 2017, Mustang had unrecognized stock-based compensation expense related to options of $2.1 million with a weighted average vesting period of 9.81 years.

During the three and six months ended June 30, 2017, stock-based compensation associated with the amortization of stock option expense was approximately $64,000 and $0.1 million, respectively. During the three and six months ended June 30, 2016, stock-based compensation associated with the amortization of stock option expense was approximately $0.1 million and $0.3 million, respectively. Expenses were recorded in general and administrative expense on the condensed Consolidated Statements of Operations.

Helocyte, Inc.

For the three months ended June 30, 2017 and 2016, Helocyte re-measured its non-employee grants and recorded expense of approximately $25,000 and $68,000, respectively, in research and development expenses on the Condensed Consolidated Statements of Operations.

For the three months ended June 30, 2017 and 2016, Helocyte recorded approximately $8,000 and $25,000, respectively, as general and administrative expenses on the Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2017 and 2016, Helocyte re-measured its non-employee grants and recorded expense of approximately $62,000 and $68,000, respectively, in research and development expenses on the Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2017 and 2016, Helocyte recorded approximately $18,000 and $25,000, respectively, as general and administrative expenses on the Condensed Consolidated Statements of Operations.

Cellvation, Inc.

For the three and six months ended June 30, 2017, Cellvation recorded expenses for non-employee grants of approximately $2,000 and $5,000, respectively, in research and development expenses on the Condensed Consolidated Statements of Operations. There was no expense during the same period in 2016.

For the three and six months ended June 30, 2017, Cellvation recorded approximately $4,000 and $8,000, respectively, in connection with a grant made to its Chief Executive Officer, as general and administrative expenses on the Condensed Consolidated Statements of Operations. There was no expense during the same period in 2016.

Capital Raises

Avenue

On June 30, 2017, Avenue completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.5 million after deducting underwriting discounts and other offering costs. Immediately preceding the IPO, Avenue effected a 3-For-1 reverse stock split.

In conjunction with the closing of the IPO, Avenue issued warrants in connection with its NSC Debt and its Convertible Notes.

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

Pursuant to the Founders Agreement (see Note 17), Mustang issued 215,019 shares to Fortress in 2017, representing 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. For the three months ended June 30, 2017, Mustang recorded expense of approximately $1.2 million, related to this issuance (based upon the fair value of common shares on the date of issuance), which is included in general and administrative expenses in Mustang’s Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2017, the Company determined that the warrants still did not meet the definition of a derivative and continued to qualify for equity recognition.

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

17. Related Party Transactions

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended June 30, 2017 and 2016, the Company invoiced TGTX $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, the Company invoiced TGTX $0.6 million and $0.3 million, respectively. At June 30, 2017, the amount receivable from TGTX approximated $0.3 million.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), as of June 30, 2017, the Company had paid $1.2 million in rent under the Desk Space Agreements, and invoiced OPPM and TGTX approximately $0.1 Million and $0.5 million, respectively, for their prorated share of the rent base. In addition, for the six months ended June 30, 2017, the Company had incurred $0.2 million in connection with the build out of the space and recorded a receivable of $89,000 due from TGTX and $20,000 due from OPPM. At June 30, 2017, the amount due from TGTX approximated $0.2 million and the amount due from OPPM approximated $0.2 million.

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

2017 Subordinated Note Financing

On March 17, 2017, the Company and NSC, a subsidiary of National, of which the Company owns 56.6% and Michael Weiss serves as Chairman of the Board of Directors, entered into placement agency agreements with NAM Biotech Fund and NAM Special Situation Fund in connection with the sale of subordinated promissory notes (see Note 11). Pursuant to the terms of the agreements, NSC will receive a placement agent fee in cash of 10% of the debt raised and warrants equal to 10% of the aggregate principal amount of debt raised divided by the closing share price of the Company’s common stock on the date of closing.

For the three and six months ended June 30, 2017, NSC earned a placement agent fee of $1.6 million and $1.9 million, respectively, and a Placement Agent Warrant to purchase 508,505 shares of the Company’s common stock, all of which are outstanding, with exercise prices ranging from $3.61 to $4.75.

Avenue IPO

On June 30, 2017, Avenue completed an IPO in which NSC acted as co-manager and earned fees and commissions of approximately $2.3 million that were deducted from the proceeds.

Founders Agreements

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017. The following table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the subsidiaries’ certificates of incorporation.

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

(1) - Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement.

(2) - Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.

On June 30, 2017, pursuant to the Founders’ Agreement, Avenue, in connection with its IPO, issued to Fortress approximately 158,000 shares of its common stock representing the 2.5% fee.

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

Chord Advisors, LLC

In May 2015, the Company entered into a full-service consulting agreement with Chord Advisors, LLC (“Chord”) to provide advisory accounting services. Under the terms of the agreement, the Company pays Chord $10,000 per month to provide technical accounting and financial reporting support. Either party upon 30-days written notice can terminate the agreement. Mr. Horin, Managing Partner of Chord, serves as Interim Chief Financial Officer to Avenue, Caelum, Helocyte and Mustang. Pursuant to the agreements with Avenue, Helocyte, Mustang and Caelum, Chord provides back office accounting support and accounting policy and financial reporting services, including the services of Mr. Horin. Chord receives up to $5,000 per month from Caelum and Helocyte, and up to $7,500 per month from Avenue and Mustang. Checkpoint is billed at a blended hourly rate, for services incurred. For the three and six months ended June 30, 2017, Checkpoint incurred approximately $28,000 and $48,000, respectively, in hourly fees.

National

As of June 30, 2017, the Company owns approximately 56.6% of National. The Company’s Executive Vice Chairman, Strategic Development is the Chairman of the Board of National.

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

18. Net Capital Requirements of Broker-Dealer Subsidiaries

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At March 31, 2017, National Securities had net capital of $7,924,058 which was $7,674,058 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments, Inc. (vFinance Investments) is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2017, vFinance Investments had net capital of $2,167,442 which was $1,167,442 in excess of its required net capital of $1,000,000. vFinance Investments' ratio of aggregate indebtedness to net capital was 0.8 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

20. Segment Information

The Company operates in three reportable segments, Dermatology Product Sales, Pharmaceutical and Biotechnology Product Development and National. The accounting policies of the Company’s segments are the same as those described in Note 2. The following tables summarize, for the periods indicated, operating results by reportable segment:

Cost of goods sold is directly related to product sales only. Revenues derived from co-promote revenue had no cost of goods sold

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended June 30, 2017	Sales	Development	National	Consolidated
Net Revenue	$4,054	$350	$46,293	$50,697
Direct cost of goods	(878)	-	-	(878)
Sales and marketing costs	(2,610)	-	-	(2,610)
Research and development	-	(13,483)	-	(13,483)
General and administrative	(293)	(8,231)	-	(8,524)
National Expenses	-	-	(48,395)	(48,395)
Segment loss from operations	$273	$(21,364)	$(2,102)	$(23,193)
Segment assets	$5,447	$167,787	$76,612	$249,846

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Dermatology	Pharmaceutical and
	Products	Biotechnology Product
Three Months Ended June 30, 2016	Sales	Development	Consolidated
Net Revenue	$982	$1,248	$2,230
Direct cost of goods	(324)	-	(324)
Sales and marketing costs	(1,998)	-	(1,998)
Research and development	-	(8,407)	(8,407)
General and administrative	-	(6,637)	(6,637)

Segment loss from operations	$(1,340)	$(13,796)	$(15,136)
Segment assets	$3,058	$95,004	$98,062

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Six Months Ended June 30, 2017	Sales	Development	National	Consolidated
Net Revenue	$6,139	$1,043	$88,197	$95,379
Direct cost of goods	(1,347)	-	-	(1,347)
Sales and marketing costs	(4,877)	-	-	(4,877)
Research and development	-	(21,887)	-	(21,887)
General and administrative	(612)	(15,897)	-	(16,509)
National Expenses	-	-	(91,529)	(91,529)
Segment loss from operations	$(697)	$(36,741)	$(3,332)	$(40,770)
Segment assets	$5,447	$167,787	$76,612	$249,846

	Dermatology	Pharmaceutical and
	Products	Biotechnology
Six Months Ended June 30, 2016	Sales	Product Development	Consolidated
Net Revenue	$1,364	$1,526	$2,890
Direct cost of goods	(324)	-	(324)
Sales and marketing costs	(3,884)	-	(3,884)
Research and development	-	(16,243)	(16,243)
General and administrative	-	(12,666)	(12,666)

Segment loss from operations	$(2,844)	$(27,383)	$(30,227)
Segment assets	$3,058	$95,004	$98,062

Significant Customers

For the three months ended June 30, 2017, two of the Company’s customers each accounted for more than 10.0% of its total gross revenue in the amount of $4.2 million and $2.2 million, respectively. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2017, two of the Company’s customers each accounted for more than 10.0% of its total gross revenue in the amount of $5.3 million and $3.8 million, respectively. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statements of Operations.

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

At June 30, 2017, two of the Company’s customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $2.1 million and $0.7 million, respectively.

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

21. Subsequent Events

NSC Note

On July 5, 2017, the Company and Avenue repaid their respective outstanding NSC Notes totaling $3.6 million. Avenue repaid $3.0 million and the Company repaid $0.6 million.\

Fortress Note Payable - Avenue

On July 25, 2017, Avenue repaid its Fortress Note in the amount of $3.8 million.

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

Overview

Since inception on June 28, 2006, we have been a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer. We focus on acquiring, developing and commercializing novel pharmaceutical and biotechnology products. We develop and commercialize products both within Fortress and through certain of our subsidiary companies, which are sometimes referred to herein as the “Fortress Companies.” Additionally, the Company has a controlling interest in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”). In addition to our internal development programs, we leverage our biopharmaceutical business expertise and drug development capabilities to provide funding and management services to help Fortress Companies achieve their goals. The Company and the Fortress Companies may seek licenses, acquisitions, partnerships, joint ventures and/or public and private financings (including financings facilitated by NHLD) to accelerate and provide additional funding to support their research and development programs. References in this report to “we,” “us,” “our,” “the Company” and “Fortress” refer to Fortress Biotech, Inc. and the Fortress Companies.

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

As of June 30, 2017, we had several consolidated Fortress Companies, some of which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Cellvation, Inc. (“Cellvation”), Journey Medical Corporation (“Journey” or “JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), Escala Therapeutics, Inc. (“Escala”), CB Securities Corporation (which holds investments classified as cash and cash equivalents), Caelum Biosciences, Inc. (“Caelum”) and Cyprium Therapeutics, Inc. (“Cyprium”). In addition, as of June 30, 2017, we are the majority owner of National.

Recent Events

Fortress

On March 31, 2017, we entered into Note Purchase Agreements with NAM Biotech Fund II, LLC and NAM Special Situations Fund I QP, LLC, both of which are accredited investors, in connection with our subordinated promissory note financing (the “2017 Subordinated Note Financing”).

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

As of June 30, 2017, we had issued notes totaling approximately $19.0 million in the 2017 Subordinated Note Financing and, in connection therewith, paid placement agent fees of approximately $1.9 million to NSC. In addition, as of June 30, 2017, we had issued warrants to NSC for 508,505 shares of our common stock in connection with the 2017 Subordinated Note Financing.

Avenue Therapeutics, Inc.

On June 30, 2017, Avenue completed an initial public offering (“IPO”) of its common stock, resulting in net proceeds of approximately $34.5 million after deducting underwriting discounts, and other offering costs. Avenue expects to use the proceeds from the above transaction to initiate their first Phase 3 trial in patients with moderate-to-severe pain following bunionectomy.

On May 19, 2017, Avenue announced that Notice of Allowance had been received from the U.S. Patent and Trademark Office (USPTO) for a new patent application (U.S. Application No. 15/163,111), entitled "Intravenous Administration of Tramadol.” The patent application describes and claims a dosing regimen of intravenous (IV) 50 mg tramadol that provides certain pharmacokinetic parameters that are similar to those of 100 mg tramadol HCl administered orally every 6 hours at steady state. This patent application falls under Avenue’s licensing agreement with Revogenex Ireland Ltd.

Checkpoint

On June 26, 2017, Checkpoint’s common stock commenced trading on the NASDAQ Capital Market under the symbol “CKPT” and ceased trading on the OTCQX® Best Market.

Caelum Biosciences, Inc.

On June 1, 2017 Caelum entered a biopharmaceutical manufacturing agreement with Patheon N.V. for process development and current good manufacturing practices (cGMP) production of Caelum’s lead therapy CAEL-101. The agreement will support Phase 2/3 studies of CAEL-101 for the treatment of amyloid light chain (“AL”) amyloidosis, a rare systemic disorder that leads to the buildup of amyloid proteins in and around tissues, nerves and organs, resulting in organ damage and high mortality rates. CAEL-101 is currently being evaluated by study sponsor Columbia University (“Columbia”) in a Phase 1b study in AL amyloidosis.

In May 2017 study sponsor Columbia dosed the final patient in the Phase 1b clinical trial of CAEL-101.

In April 2017, the U.S. Department of Health & Human Services confirmed the transfer of two U.S. Food and Drug Administration (FDA) Orphan Drug Designations for CAEL-101 (also known as 11-1F4) from Columbia to Caelum. The two Orphan Drug Designations include the use of CAEL-101 as a therapeutic agent for patients with AL amyloidosis, and the use of CAEL-101 as a radio-imaging agent in amyloidosis. Caelum in-licensed CAEL-101 from Columbia in January 2017.

Mustang Bio, Inc.

Licenses

On May 31, 2017 Mustang entered into exclusive, worldwide licensing agreements City of Hope (“COH”) for the use of three novel CAR T therapies in the development of cancer treatments. The CAR T therapies covered under the agreements include: human epidermal growth factor receptor 2 (HER2) CAR T technology (HER2 Technology), which will initially be applied in the treatment of glioblastoma multiforme; CS1-specific CAR T technology (CS1 Technology) to be directed against multiple myeloma; and prostate stem cell antigen (PSCA) CAR T technology (PSCA Technology) to be used in the treatment of prostate cancer. All three technologies were developed in the laboratory of Stephen J. Forman, M.D., director of COH’s T cell Immunotherapy Research Laboratory.

In April 2017, Mustang appointed Manuel Litchman, M.D., as President and Chief Executive Officer. Dr. Litchman also joined Mustang’s Board of Directors. Michael S. Weiss, who oversaw Mustang’s corporate operations on an interim basis, will continue to serve as Chairman of the Board of Directors.

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

For the six months ended June 30, 2017, we generated $95.4 million of net revenue of which $88.2 million of revenue relates to National, $1.0 million of revenue is in connection with Checkpoint’s collaborative agreements with TGTX and $6.1 million of revenue relates primarily to the sale of Journey branded products. At June 30, 2017, we had an accumulated deficit of $274.6 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the six months ended June 30, 2017 we had $1.3 million of costs of goods sold in connection with the sale of JMC branded products, compared to $0.3 million at June 30, 2016.

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

For the three months ended June 30, 2017 and 2016, research and development expenses were approximately $11.7 million and $6.3 million, respectively. Additionally, during the three months ended June 30, 2017 and 2016, we expensed $1.8 million and $2.1 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended June 30, 2017 and 2016, was $2.4 million and $1.1 million, respectively.

Included in the $11.7 million and $6.3 million figures for the three months ended June 30, 2017 and 2016, respectively, are the following subsidiary level expenses related to license development: Avenue: $0.4 million and $0.3 million; Checkpoint: $5.5 million and $2.8 million; Escala: $0.2 million and $0.3 million; Helocyte: $0.9 million and $0.1 million; and Mustang $2.5 million and $0.5 million. Additionally, for the three months ended June 30, 2017 and 2016, expenses related to CNDO-109 and TSO were $0.1 million and $0.1 million, and $0.2 million and $0.2 million, respectively. Also included in research and development expenses for the three months ended June 30, 2017 and 2016, were $1.6 million and $0.9 million, respectively, of employee costs.

For the six months ended June 30, 2017 and 2016, research and development expenses were approximately $18.8 million and $14.1 million, respectively. Additionally, during the six months ended June 30, 2017 and 2016, we expensed $3.1 million and $2.1 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the six months ended June 30, 2017 and 2016, was $3.2 million and $2.4 million, respectively.

Included in the $18.8 million and $14.1 million research and development expense figures for the six months ended June 30, 2017 and 2016, respectively are the following subsidiary level expenses related to license development: Avenue: $0.6 million and $0.8 million; Checkpoint: $8.8 million and $4.4 million; Escala: $0.5 million and $0.6 million; Helocyte: $1.9 million and $2.1 million; and Mustang: $3.2 million and $1.0 million. Additionally, for the six months ended June 30, 2017 and 2016, expenses related to CNDO-109 and TSO were $0.2 million and $0.6 million, and $0.2 million and $0.4 million respectively. Employee costs of $2.8 million and $2.0 million were also included in research and development expenses for the six-months ended June 30, 2017 and 2016, respectively. We anticipate research and development expenses will increase in future periods, reflecting continued and increasing product development costs.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended June 30, 2017 and 2016, general and administrative expenses were approximately $11.1 million and $8.8 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months ended June 30, 2017 and 2016, was $2.2 million and $1.9 million, of which $1.3 million and $1.4 million relates to Fortress, $0.1 million and $0.2 million relates to JMC, $0.3 million and nil relates to Mustang, and $0.4 million and $0.4 million relates to Checkpoint, respectively.

Included in the remaining $8.9 million and $6.9 million figures for the three months ended June 30, 2017 and 2016, respectively are the following subsidiary level expenses, which include subsidiary employee costs: JMC: $2.8 million and $1.9 million; Checkpoint: $0.9 million and $1.0 million; Helocyte: $0.2 million and $0.5 million; Mustang: $1.4 million and $0.4 million, Avenue: $0.3 million and $0.2 million, Caelum: $0.2 million and nil. Also included in general and administrative expenses for the three months ended June 30, 2017 and 2016, respectively were costs related to Fortress of: $1.5 million and $1.0 million of employee costs, $0.3 million and $0.9 million of legal costs, $0.2 million and $0.2 million for rent and $1.1 million and $1.2 million of public company costs.

For the six months ended June 30, 2017 and 2016, general and administrative expenses were approximately $21.4 million and $16.7 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the six months ended June 30, 2017 and 2016, was $4.3 million and $3.5 million, of which $2.8 million and $2.4 million relates to Fortress, $0.1 million and $0.3 million relates to JMC, $0.3 million and nil relates to Mustang, and $1.0 million and $0.7 million relates to Checkpoint, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;

•	support of business development activities; and

•	an expanding infrastructure and increased professional fees and other costs associated therewith.

Included in the remaining $17.1 million and $13.2 million figures for the six months ended June 30, 2017 and 2016, respectively are the following subsidiary level expenses: JMC: $5.4 million and $3.6 million; Checkpoint: $1.7 million and $1.6 million; Helocyte: $0.5 million and $0.7 million; Escala: $37,000 and $0.7 million; and Mustang: $2.1 million and $0.6 million. Also included in general and administrative expenses for the six months ended June 30, 2017 and 2016, respectively were $2.9 million and $2.1 million of employee costs, $0.7 million and $1.8 million of legal costs, $0.4 million and $0.9 million of rent, and $2.4 million and $1.7 million of public company costs related to Fortress.

Comparison of three months ended June 30, 2017 and 2016

	For the Three Months Ended June 30,		Change
($ in thousands, except per share amounts)	2017	2016	$	%
Revenue
Fortress
Product revenue, net	$4,054	$981	$3,073	313%
Revenue - from a related party	350	1,249	(899)	-72%
Net Fortress revenue	4,404	2,230	2,174	97%

National
Commissions	23,993	-	23,993	100%
Net dealer inventory gains	2,366	-	2,366	100%
Investment banking	10,592	-	10,592	100%
Investment advisory	3,490	-	3,490	100%
Interest and dividends	675	-	675	100%
Transfer fees and clearing services	1,687	-	1,687	100%
Tax preparation and accounting	3,144	-	3,144	100%
Other	346	-	346	100%
Total National revenue	46,293	-	46,293	100%
Net revenue	50,697	2,230	48,467	2173%

Operating expenses
Fortress
Cost of goods sold - product revenue	878	324	554	171%
Research and development	11,683	6,347	5,336	84%
Research and development – licenses acquired	1,800	2,060	(260)	-13%
General and administrative	11,134	8,635	2,499	29%
Total Fortress operating expenses	25,495	17,366	8,129	47%

National
Commissions, compensation and fees	41,762	-	41,762	100%
Clearing fees	618	-	618	100%
Communications	682	-	682	100%
Occupancy	936	-	936	100%
Licenses and registration	427	-	427	100%
Professional fees	991	-	991	100%
Interest	4	-	4	100%
Depreciation and amortization	500	-	500	100%
Other administrative expenses	2,475	-	2,475	100%
Total National operating expenses	48,395	-	48,395	100%
Total operating expenses	73,890	17,366	56,524	325%
Loss from operations	(23,193)	(15,136)	8,057	53%

Other income (expenses)
Interest income	190	77	113	147%
Interest expenses	(1,380)	(529)	(851)	161%
Change in fair value of derivative liabilities	1,452	-	1,452	-100%
Change in fair value of subsidiary convertible note	(188)	-	(188)	100%
Change in fair value of investments	157	(801)	958	-120%
Other income	13	-	13	-100%
Total other income (expenses)	244	(1,253)	1,497	119%
Net loss	(22,949)	(16,389)	6,560	40%

Less: net loss attributable to non-controlling interest	(5,584)	(3,911)	1,673	43%
Net loss attributable to common stockholders	$(17,365)	$(12,478)	$4,887	39%

Net revenues increased $48.5 million or 2173% from the three months ended June 30, 2016 to the three months ended June 30, 2017. The increase in net revenue is related to an increase in product revenue of $3.3 million associated with Journey’s branded products, offset slightly by a decrease in Journey’s co-promote revenue of $0.3 million, as well as a decrease of $0.9 million in collaboration revenue between Checkpoint and TGTX. National’s revenue increased by $46.3 million of which $24.0 million is commissions, this increase was due to the acquisition of National September 2016 with no revenue attributable to National prior to the acquisition.

Cost of goods sold increased by $0.6 million or 171% from the three months ended June 30, 2016 to the three months ended June 30, 2017 due to the increase in Journey branded product revenue in the second quarter of 2017 as compared to the second quarter of 2016.

Research and development expenses increased $5.3 million or 84% from the three months ended June 30, 2016 to the three months ended June 30, 2017. This increase is attributable to increases in spending of: $0.6 million for Helocyte related to clinical trial agreements with the COH for the development of Pentamer, $0.3 million for Fortress related to Effcon CRO, $1.9 million for Mustang and $2.1 million for Checkpoint related to increased clinical research activity, (inclusive of $0.2 million and $0.2 million, respectively, of employee cost increases), and $0.1 million each for Caelum and Cyprium for sponsored research. Personnel costs related to Fortress increased by $0.2 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, as a result of an increase in employee headcount while non-cash stock compensation expenses increased by $1.3 million, due to the increase in the valuation of non-employee awards granted by Checkpoint.

During the three months ended June 30, 2017, we made expenditures totaling $1.8 million in connection with new research and development licenses as follows: for Mustang $1.5 million, and Fortress $0.3 million, compared with $2.1 million in new research and development licenses purchased by Checkpoint during the three months ended June 30, 2016.

General and administrative expenses increased $2.5 million or 29% from the three months ended June 30, 2016 to the three months ended June 30, 2017. The increase is related to $0.9 million for the continued building of our sales and marketing infrastructure at JMC (including increasing the headcount of its out-sourced sales force from 15 to 29), $0.9 million for the increase in headcount excluding JMC (of which $0.5 million relates to Fortress, $0.1 million to Caelum and $0.1 million to Mustang). Finally, stock compensation expense increased by $0.3 million from the three months ended June 30, 2016 due to new stock grants by Mustang.

National’s operating expenses increased by $48.4 million or 100% for the three months ended June 30, 2017, this increase is related to our acquisition of National in September 2016. We incurred no costs related to National for the three months ended June 30, 2016.

Interest expense increased $0.9 million, or 161% from the three months ended June 30, 2016 to the three months ended June 30, 2017. The increase in interest is primarily related to amounts owed under the Opus Credit Facility and the 2017 Subordinated Note Financing.

Comparison of six months ended June 30, 2017 and 2016

	For the Six Months Ended June 30,		Change
($ in thousands, except per share amounts)	2017	2016	$	%
Revenue
Fortress
Product revenue, net	$6,139	$1,364	$4,775	350%
Revenue - from a related party	1,043	1,526	(483)	-32%
Net Fortress revenue	7,182	2,890	4,292	149%

National
Commissions	48,499	-	48,499	100%
Net dealer inventory gains	4,877	-	4,877	100%
Investment banking	17,653	-	17,653	100%
Investment advisory	6,875	-	6,875	100%
Interest and dividends	1,391	-	1,391	100%
Transfer fees and clearing services	4,185	-	4,185	100%
Tax preparation and accounting	4,000	-	4,000	100%
Other	717	-	717	100%
Total National revenue	88,197	-	88,197	100%
Net revenue	95,379	2,890	92,489	3200%

Operating expenses
Fortress
Cost of goods sold - product revenue	1,347	324	1,023	316%
Research and development	18,793	14,100	4,693	33%
Research and development – licenses acquired	3,094	2,143	951	44%
General and administrative	21,386	16,550	4,836	29%
Total Fortress operating expenses	44,620	33,117	11,503	35%

National
Commissions, compensation and fees	79,020	-	79,020	100%
Clearing fees	1,356	-	1,356	100%
Communications	1,404	-	1,404	100%
Occupancy	1,944	-	1,944	100%
Licenses and registration	832	-	832	100%
Professional fees	2,254	-	2,254	100%
Interest	8	-	8	100%
Depreciation and amortization	1,006	-	1,006	100%
Other administrative expenses	3,705	-	3,705	100%
Total National operating expenses	91,529	-	91,529	100%
Total operating expenses	136,149	33,117	103,032	311%
Loss from operations	(40,770)	(30,227)	10,543	35%

Other income (expenses)
Interest income	326	152	174	114%
Interest expenses	(2,078)	(1,149)	929	81%
Change in fair value of derivative liabilities	5,794	(89)	5,883	6610%
Change in fair value of subsidiary convertible note	(285)	-	(285)	100%
Change in fair value of investments	(511)	(1,719)	(1,208)	-70%
Other income	13	-	13	-100%
Total other income (expenses)	3,259	(2,805)	6,064	216%
Net loss	(37,511)	(33,032)	4,479	14%

Less: net loss attributable to non-controlling interest	(8,164)	(8,349)	(185)	-2%
Net loss attributable to common stockholders	$(29,347)	$(24,683)	$4,664	19%

Net revenues increased $92.5 million or 3200% from the six months ended June 30, 2016 to the six months ended June 30, 2017. The increase in net revenue is related to an increase in product revenue of $5.3 million associated with Journey’s branded products, offset slightly by a decrease in Journey’s co-promote revenue of $0.6 million, as well as a decrease of $0.5 million in collaboration revenue between Checkpoint and TGTX. National’s revenue increased by $88.2 million of which $48.5 million is commissions, this increase was due to the acquisition in of National September 2016 with no revenue attributable to National prior to the acquisition.

 Cost of goods sold increased by $1.0 million or 316% from the six months ended June 30, 2016 to the six months ended June 30, 2017 due to Journey branded product revenue in 2017 versus three months of sales during the six-month period ended June 30, 2016.

Research and development expenses increased $4.7 million or 33% from the six months ended June 30, 2016 to the six months ended June 30, 2017. This increase is attributable to increases in spending of: $3.1 million for Checkpoint related to development programs and $2.1 million related to Mustang for sponsored research. Personnel costs increased by $1.2 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, as a result of an increase in employees at the subsidiary level while non-cash stock compensation expenses increased by $0.8 million.

During the six months ended June 30, 2017, we made expenditures totaling $3.1 million in connection with new research and development licenses as follows: for Mustang $2.1 million, Checkpoint $0.4 million, Caelum $0.2 million, Cyprium $0.1 million, and Fortress $0.3 million compared with $2.1 million in new research and development licenses purchased by Checkpoint during the six months ended June 30, 2016.

  General and administrative expenses increased $4.8 million or 29% from the six months ended June 30, 2016 to the six months ended June 30, 2017. The increase is related to $1.5 million for the continued building of our sales and marketing infrastructure at JMC (including increasing the headcount of its out-sourced sales force from 15 to 29), $1.4 million for the increase in headcount excluding JMC (of which $0.8 million relates to Fortress, $0.3 million to Caelum, and $0.1 million to Mustang). Finally, stock compensation expense increased by $0.9 million from the six months ended June 30, 2016 due to grants made to new employees.

National’s operating expenses increased by $91.5 million or 100% for the six months ended June 30, 2017, this increase is related to our acquisition of National in September 2016. We incurred no costs related to National for the six months ended June 30, 2016.

Interest expense increased $0.9 million or 81% from the six months ended June 30, 2016 to the six months ended June 30, 2017. The increase in interest is primarily related to amounts owed under the Opus Credit Facility and the 2017 Subordinated Note Financing.

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

Cash Flows for the Six Months Ended June 30, 2017 and 2016

	For the Six Months Ended June 30,
($ in thousands)	2017	2016
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(35,369)	$(19,019)
Investing activities	(21,165)	(6,921)
Financing activities	112,584	(906)
Net increase (decrease) in cash and cash equivalents	$56,050	$(26,846)

Operating Activities

Net cash used in operating activities increased $16.4 million from the six months ended June 30, 2016, compared to the six months ended June 30, 2017. The increase was primarily due to the decrease of $5.9 million in the fair value of derivative liabilities related to $6.2 million of National's contingently issuable warrants, an increase of $4.5 million in net loss, a decrease in the fair value of investments of $1.2 million, and a decrease of $9.6 million in changes in operating assets and liabilities partially offset by an increase of $1.3 million of depreciation and amortization expense of which $0.4 million related to amortization of National's intangible assets related to our ownership in National, and $1.0 million increase of expense related to research and development-licenses acquired.

Investing Activities

Net cash used in investing activities increased $14.2 million from the six months ended June 30, 2016, compared to the six months ended June 30, 2017 The increase is primarily due to a $20.0 million increase in the purchase of short-term investments with the purchase of certificates of deposit by Mustang, offset by the decrease of $3.8 million in the purchase of property and equipment as the build-out of the New York City office is complete, as well as a decrease of $1.4 million in funds used to purchase research and development licenses.

Financing Activities

Net cash provided by financing activities was $112.6 million for the six months ended June 30, 2017, compared to $0.9 million of net cash used financing activities for the six months ended June 30, 2016. During the six months ended June 30, 2017, net proceeds from subsidiaries’ offerings were $92.4 million, net proceeds from the 2017 Subordinated Note Financing were $17.0 million, and proceeds from the Opus credit facility were $2.5 million. During the six months ended June 30, 2016, we paid-off $2.8 million of the NSC Note, partially offset by proceeds from subsidiary offering of $0.6 million, proceeds from at-the-market offering of $0.4 million and proceeds from subsidiaries’ Convertible Note of $1.0 million.

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

Based on our analysis, for the years ended December 31, 2015, December 31, 2016 and for the interim period through June 30, 2017, we determined the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

If we engage in business combinations and other transactions that result in holding passive investment interests in a number of entities, we may become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we do become subject to the Investment Company Act, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs in the future.

We may not be able to manage our anticipated growth, which may in turn adversely impact our business.

We will need to continue to expend funds on improving our infrastructure to address our anticipated growth. Acquisitions of companies or products could place a strain on our management, and administrative, operational and financial systems. In addition, we may need to hire, train and manage more employees, focusing on their integration with us and corporate culture. Integration and management issues associated with increased acquisitions may require a disproportionate amount of our management’s time and attention and distract our management from other activities related to running our business.

We may not be able to hire or retain key officers or employees for our Company, and in some cases, our subsidiaries, to implement our business strategy and develop products and businesses.

Our success depends on the continued contributions of our executive officers, financial, scientific and technical personnel and consultants, and on our ability to attract additional personnel for us and, in some cases, our subsidiaries as we continue to implement our growth strategy and acquire and invest in companies with varied businesses. During our and our subsidiaries’ operating history, many essential responsibilities have been assigned to a relatively small number of individuals. However, as we continue to implement our growth strategy and our subsidiaries grow, the demands on our key employees will expand and we will need to recruit additional qualified employees for us and, possibly, for our subsidiaries. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our or our subsidiaries’ inability to attract additional personnel to fill critical positions could adversely affect our business.

We currently depend heavily upon the efforts and abilities of our management team and the management teams of our subsidiaries. The loss or unavailability of the services of any of these individuals could have a material adverse effect on our business, prospects, financial condition and results. In addition, we have not obtained, do not own, nor are we the beneficiary of key-person life insurance for any of our and our subsidiaries’ key personnel. We only maintain a limited amount of directors’ and officers’ liability insurance coverage. There can be no assurance that this coverage will be sufficient to cover the costs of the events that may occur, in which case, there could be a substantial impact on our and our subsidiaries’ ability to continue operations.

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

Risks Related to Our Biopharmaceutical Business and Industry

We are an early-stage company, with limited operating history on which stockholders can base an investment decision.

We are primarily an early-stage biopharmaceutical company and certain of our subsidiaries, on whose success we largely rely, are also early-stage biopharmaceutical companies. To date, we and certain of our subsidiaries have engaged primarily in R&D and investment activities and have not generated any revenues from product sales. We and certain of our subsidiaries have incurred significant net losses since inception. As of June 30, 2017, we had an accumulated deficit of approximately $274.6 million. We and certain of our subsidiaries have not demonstrated the ability to perform the functions necessary for the successful commercialization of any of our products. The successful commercialization of our and certain of our subsidiaries’ products will require us and our subsidiaries to perform a variety of functions, including, but not necessarily limited to:

•	identifying, developing, and commercializing product candidates;

•	entering into successful licensing and other arrangements with product development partners;

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of product candidates, and making investments in other companies. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to commercialize product candidates, develop potential product candidates and make successful investments in other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

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

Additionally, we are unable to predict the future course of federal or state health care legislation and regulations, including regulations related to the health care reform legislation enacted in 2010, known as the Affordable Care Act. The Affordable Care Act and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

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

In addition, patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage. Third parties are often responsible for maintaining patent protection for our product candidates and those of our subsidiaries, at our and their expense.  If that party fails to appropriately prosecute and maintain patent protection for a product candidate, our and our subsidiaries’ ability to develop and commercialize or products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. Such a failure to properly protect intellectual property rights relating to any of our or our subsidiaries’ product candidates could have a material adverse effect on our financial condition and results of operations.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we, our subsidiaries or any of our respective licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we or our subsidiaries may have to, among other things:

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

Internet and internal computer system failures or compromises of our systems or the security of confidential information could damage our reputation and harm our business.

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business and the business of our subsidiaries is conducted through the Internet. We could experience system failures and degradations in the future. We also rely on space and office-sharing arrangements that impose additional burdens on our ability to maintain the security of confidential information. We cannot assure you that we will be able to prevent an extended and/or material system failure or the unintentional disclosure of confidential information if any of the following or similar events occurs:

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

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the U.S. President has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a civilian hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget (“OMB”) in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We are an early-stage company with a history of operating losses that is expected to continue and we are unable to predict the extent of future losses, whether we will generate significant or any revenues or whether we will achieve or sustain profitability.

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from operations of approximately $65.7 million, $50.5 million and $20.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and losses from operations of $40.8 million for the six months ended June 30, 2017. At June 30, 2017, we had an accumulated deficit of approximately $274.6 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development and our investments in certain of our subsidiaries, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At June 30, 2017, the total amount of debt outstanding was $44.0 million.  If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the terms of our current indebtedness and any future indebtedness may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. They may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We may need substantial additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate one or more of our R&D programs, commercialization efforts and planned acquisitions and potentially change our growth strategy.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2016, 2015 and 2014, we incurred R&D expenses of approximately $35.1 million, $29.8 million and $10.2 million, respectively. For the six months ended June 30, 2017, we incurred research and development expenses of approximately $18.8 million. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months.  Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

At June 30, 2017, Lindsay Rosenwald, our Chairman, President and Chief Executive Officer, beneficially owned 13.5% of our issued and outstanding capital stock. At June 30, 2017, Michael Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 15.9% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Almost all of the 50.5 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of June 30, 2017 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, we may issue and sell shares of our common stock having an aggregate offering price of up to $53.0 million from time to time. Any sale of a substantial number of shares of our Common Stock could cause a drop in the trading price of the Common Stock on the Nasdaq Stock Market.

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

FORTRESS BIOTECH, INC.

August 9, 2017	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 9, 2017	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number	Exhibit Title
31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

