Form 10-Q
period 2017-09-30
Fortress Biotech, Inc.
filed 2017-11-09
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-35366

FORTRESS BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5157386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Gansevoort Street, 9th Floor

New York, New York 10014

(Address including zip code of principal executive offices)

(781) 652-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 9, 2017, there were 50,656,503 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$110,536	$88,294
Accounts receivable	5,582	1,830
Short-term investment (certificate of deposit)	44,088	-
Cash deposits with clearing organizations	1,040	1,030
Receivables from broker-dealers and clearing organizations	8,282	3,357
Forgivable loans receivable	1,269	1,712
Securities owned, at fair value	1,595	2,357
Inventory	318	203
Other receivables - related party	638	1,790
Prepaid expenses and other current assets	10,739	9,061
Total current assets	184,087	109,634

Property and equipment, net	8,221	7,376
Restricted cash	16,886	15,860
Long-term investments, at fair value	923	1,414
Intangible asset	15,983	17,408
Goodwill	18,645	18,645
Other assets	346	394
Total assets	$245,091	$170,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$31,978	$23,871
Accrued expense - related party	88	-
Accrued commissions and payroll payable	11,255	11,940
Deferred clearing and marketing credits	838	995
Deferred product revenue	680	-
Securities sold, not yet purchased, at fair value	-	298
Interest payable	161	88
Interest payable - related party	497	77
Notes payable, short-term (net of debt discount of $1,277 and $0 at September 30, 2017 and December 31, 2016, respectively)	8,223	1,000
Subsidiary convertible note, short-term, at fair value	4,733	1,031
Contingent consideration payable	637	424
Warrants issued in 2017 and issuable in 2016 - National	8,832	14,359
Contingently issuable liabilities	-	1,682
Derivative warrant liability	313	481
Other current liabilities	193	319
Total current liabilities	68,428	56,565

Notes payable, long-term (net of debt discount of $2,550 and $2,009 at September 30, 2017 and December 31, 2016, respectively)	40,734	22,528
Subsidiary convertible note, long-term, at fair value	9,928	3,656
Other long-term liabilities	4,736	5,014
Total liabilities	123,826	87,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
($ in thousands except for share and per share amounts)

Commitments and contingencies

Stockholders' equity
Convertible preferred stock, $.001 par value, 129,767 Series C shares authorized, 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 50,584,937 and 48,932,023 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	51	49
Common stock issuable, 86,272 and 0 shares as of September 30, 2017 and December 31, 2016, respectively	353	-
Additional paid-in-capital	338,254	283,697
Accumulated deficit	(301,714)	(245,251)
Total stockholders' equity attributed to the Company	36,944	38,495

Non-controlling interests	84,321	44,473
Total stockholders' equity	121,265	82,968
Total liabilities and stockholders' equity	$245,091	$170,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
($ in thousands except for share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Fortress
Product revenue, net	$2,170	$429	$8,309	$1,793
Revenue - from a related party	350	546	1,393	2,072
Net Fortress revenue	2,520	975	9,702	3,865

National
Commissions	24,881	-	73,380	-
Net dealer inventory gains	1,789	-	6,666	-
Investment banking	8,942	-	26,595	-
Investment advisory	3,605	-	10,480	-
Interest and dividends	674	-	2,065	-
Transfer fees and clearing services	1,649	-	5,834	-
Tax preparation and accounting	2,527	-	6,527	-
Other	299	-	1,016	-
Total National revenue	44,366	-	132,563	-
Net revenue	46,886	975	142,265	3,865

Operating expenses
Fortress
Cost of goods sold - product revenue	505	41	1,852	365
Research and development	15,890	7,316	34,683	21,416
Research and development – licenses acquired	300	1,000	3,394	3,143
General and administrative	15,104	8,864	36,490	25,414
Total Fortress operating expenses	31,799	17,221	76,419	50,338

National
Commissions, compensation and fees	39,963	-	118,983	-
Clearing fees	470	-	1,826	-
Communications	690	-	2,094	-
Occupancy	972	-	2,916	-
Licenses and registration	391	-	1,223	-
Professional fees	1,082	-	3,336	-
Interest	5	-	13	-
Depreciation and amortization	507	-	1,513	-
Other administrative expenses	3,610	-	7,315	-
Total National operating expenses	47,690	-	139,219	-
Total operating expenses	79,489	17,221	215,638	50,338
Loss from operations	(32,603)	(16,246)	(73,373)	(46,473)

Other income (expenses)
Interest income	204	89	530	241
Interest expense and financing fee	(3,220)	(689)	(5,298)	(1,838)
Change in fair value of derivative liabilities	(639)	(16)	5,155	(105)
Change in fair value of subsidiary convertible note	(74)	(13)	(359)	(13)
Change in fair value of investments	270	(81)	(241)	(1,800)
Other expenses	(245)	-	(232)	-
Total other income (expenses)	(3,704)	(710)	(445)	(3,515)
Net loss	(36,307)	(16,956)	(73,818)	(49,988)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
($ in thousands except for share and per share amounts)

(Unaudited)

Less: net loss attributable to non-controlling interests	9,191	3,975	17,355	12,324
Net loss attributable to common stockholders	$(27,116)	$(12,981)	$(56,463)	$(37,664)

Basic and diluted net loss per common share	$(0.67)	$(0.32)	$(1.39)	$(0.94)

Weighted average common shares outstanding—basic and diluted	40,724,115	40,128,475	40,547,364	39,885,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity
($ in thousands)

 (Unaudited)

			Common	Additional
	Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2016	48,932,023	$49	$-	$283,697	$(245,251)	$44,473	$82,968
Exercise of options for cash	20,000	-	-	27	-	-	27
Stock-based compensation expense	-	-	-	12,048	-	-	12,048
Issuance of restricted stock	1,565,020	2	-	(2)	-	-	-
Issuance of subsidiaries' common shares for license expenses	-	-	-	1,762	-	-	1,762
Issuance of common stock under ESPP	22,076	-	-	42	-	-	42
Subsidiaries’ offering, net	-	-	-	94,645	-	-	94,645
Debt discount related to Opus Credit Facility	-	-	-	201	-	-	201
Issuance of warrants by subsidiary in conjunction with NSC debt	-	-	-	750	-	-	750
Issuance of warrants in connection with 2017 promissory notes	-	-	-	1,784	-	-	1,784
Conversion of subsidiaries notes payable	-	-	-	314	-	-	314
Common shares issuable to NSC interest expense		-	353	-	-	-	353
Common shares issued to NSC interest expense	45,818	-	-	189	-	-	189
Non-controlling interest in subsidiaries’	-	-	-	(57,203)	-	57,203	-
Net loss attributable to non-controlling interest	-	-	-	-	-	(17,355)	(17,355)
Net loss attributable to common stockholders	-	-	-	-	(56,463)	-	(56,463)
Balance at September 30, 2017	50,584,937	$51	$353	$338,254	$(301,714)	$84,321	$121,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
($ in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(73,818)	$(49,988)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	819	240
Amortization expense of intangible asset	1,235	-
Amortization of debt discount	1,316	586
Amortization of product revenue license fee	401	50
Amortization of forgivable loans to registered representatives	520	-
Amortization of deferred clearing credit	(157)	-
Stock-based compensation expense	12,048	8,792
Recovery for doubtful accounts	(274)	-
Common shares issuable to NSC interest expense	353	-
Common shares issued to NSC interest expense	189	-
Change in fair value of investments	241	1,800
Change in fair value of derivative liabilities	(5,155)	105
Change in fair value of subsidiary convertible note	359	13
Loss on write off of investment	250	-
Research and development-licenses acquired, expense	3,394	3,143
Non-cash research and development expense	50	-
Change in fair value of subsidiaries’ assets and liabilities	1,341	491
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Restricted cash	(1,026)	-
Cash deposits with clearing organizations	(10)	-
Accounts receivable	(3,752)	(118)
Receivables from broker-dealers and clearing organizations	(4,925)	-
Forgivable loans receivable	(77)	-
Securities owned, at fair value	762	-
Inventory	(115)	(123)
Other receivables - related party	1,152	(1,389)
Prepaid expenses and other current assets	(1,426)	(797)
Accounts payable and accrued expenses	4,195	5,364
Accrued expense - related party	84	-
Securities sold, but not yet purchased, at fair value	(298)	-
Deferred Revenue	680	-
Interest payable	22	41
Interest payable - related party	430	-
Other long-term liabilities	(288)	3,948
Net cash used in operating activities	(61,480)	(27,842)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(965)	(3,095)
Purchase of property and equipment	(999)	(5,756)
Purchase of license	-	(350)
Purchase of short-term investment (certificates of deposit)	(44,088)	-
Security deposits refund	42	-
Security deposits collected	-	(5)
Acquisition of business - National	(19)	4,626
Collection on notes receivable - disposal of Gilman branches	28	-
Investment in Origo Acquisition Corp.	-	(175)
Net cash used in investing activities	(46,001)	(4,755)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Financing Activities:
Proceeds from subsidiaries' offering	94,645	11,652

Proceeds from at-the-market offering	-	434
Payment of cost related to at-the-market offering	-	(49)
Proceeds from NSC note	28,355	-
Payment of debt issuance costs associated with NSC Note	(1,081)	-
Payment of NSC note	(3,608)	(2,792)
Proceeds from exercise of stock options	27	-
Proceeds from issuance of common stock under ESPP	42	81
Proceeds from subsidiaries' Convertible Note	9,914	3,018
Payment of debt issuance costs associated with subsidiaries' Convertible Note	(1,071)	(392)
Proceeds from Opus Credit Facility	2,500	5,000
Proceeds from IDB Note	-	920
Transfer of restricted cash	-	(920)
Net cash provided by financing activities	129,723	16,952

Net increase (decrease) in cash and cash equivalents	22,242	(15,645)

Cash and cash equivalents at beginning of period	88,294	98,182
Cash and cash equivalents at end of period	$110,536	$82,537

Supplemental disclosure of cash flow information:
Fortress
Cash paid for interest	$345	$238

NHLD
Cash paid for interest	$11	$16
Cash paid for income taxes	$1,004	$76

Supplemental disclosure of non-cash financing and investing activities:
Fortress
Issuance of restricted stock	$2	$2
Issuance of warrants by subsidiary in conjunction with NSC debt	$750	$634
Issuance of warrants in connection with 2017 Subordinated Note Financing	$1,784	$-
Debt discount related to Opus Credit Facility	$201	$-
Beneficial conversion feature related to Opus Credit Facility	$-	$1,881
Unpaid debt offering cost	$42	$-
Common shares issuable for license acquired	$1,682	$-
Conversion of subsidiaries notes payable	$314	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)

(Unaudited)

Acquisition of NHLD	$-	$(21,739)
Goodwill	-	(4,889)
Accounts receivable	-	(1,030)
Receivables from broker dealers and clearing organizations	-	(1,607)
Securities owned, at fair value	-	(2,178)
Prepaid expenses and other current assets	-	(1,985)
Property and equipment, net	-	(1,132)
Restricted cash	-	(353)
Accounts payable and accrued expenses	-	6,079
Accrued commissions and payroll payable	-	14,029
Deferred clearing and marketing credits	-	1,007
Other current liabilities		707
Non-controlling interest	-	17,717
Net cash acquired in the acquisition of NHLD	$-	$4,626

NHLD
Fixed assets (acquired but not paid)	$665	$-

Business acquired:
Identifiable intangible asset acquired	$211	$-
Contingent consideration payable	(192)	-
Cash paid	$19	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. Fortress develops and commercializes products both within Fortress and through certain of its subsidiary companies, also referred to as the “Fortress Companies.” Additionally, the Company has a controlling interest in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, referred to as “NHLD” or “National”). In addition to its internal development programs, the Company leverages its biopharmaceutical business expertise and drug development capabilities and provides funding and management services to help the Fortress Companies achieve their goals. The Company and the Fortress Companies may seek licenses, acquisitions, partnerships, joint ventures and/or public and private financings (including financings facilitated by NHLD) to accelerate and provide additional funding to support their research and development programs and the commercialization of biopharmaceutical products.

As of September 30, 2017, in addition to NHLD, the Company has several consolidated Fortress Companies, some of which contain product licenses, including Avenue Therapeutics, Inc. (“Avenue”), Aevitas Therapeutics, Inc (“Aevitas”), Cellvation, Inc. (“Cellvation”), Journey Medical Corporation (“Journey or “JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), Escala Therapeutics, Inc. (“Escala”), CB Securities Corporation (which holds investments classified as cash and cash equivalents), Caelum Biosciences, Inc. (“Caelum”) and Cyprium Therapeutics, Inc. (“Cyprium”). In addition to the foregoing companies, Fortress also maintains ownership positions in subsidiaries with minimal activity, including Innmune Limited.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year for each of the Company, Avenue, Checkpoint, Mustang and National. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2017, from which the Company derived the balance sheet data at December 31, 2016, as well as National’s Form 10-K, filed with SEC on December 29, 2016 and their Form 10-Q, filed with the SEC on August 14, 2017, Checkpoint’s Forms 10-K and 10-K/A, filed with the SEC on March 17, 2017 and March 21, 2017, respectively, Mustang’s Form 10-K, filed with the SEC on March 31, 2017, and Avenue’s Form 10-12G/A, filed with the SEC on March 27, 2017.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: NHLD, Innmune Limited, Coronado SO, Cyprium, Escala, JMC, CB Securities Corporation, Avenue, Checkpoint, Mustang, Helocyte, Cellvation, Caelum and Aevitas. All intercompany balances and transactions have been eliminated.

The National assets acquired and liabilities assumed and revenues and expenses are reported on a one quarter lag. Therefore, the National assets acquired and liabilities assumed included in these consolidated financial statements as of September 30, 2017 are actually the assets and liabilities as of June 30, 2017 and the revenues and expenses included in these consolidated financial statements for the quarter ending September 30, 2017 are actually the revenues and expenses for the quarter ending June 30, 2017.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2017 and at December 31, 2016 consisted of cash, money market funds and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

Short-term Investments – Held to Maturity

The company classifies its certificates of deposit as cash and cash equivalents or held to maturity in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. The Company considers all short-term investments with an original maturity in excess of three months when purchased to be short-term investments. Short-term investments consist of short-term FDIC insured certificates of deposit with a maturity of more than three months and less than twelve months, carried at amortized cost using the effective interest method. The cost of the Company’s certificates of deposit approximated fair value. The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period.

At September 30, 2017, the Company had approximately $60.1 million in certificates of deposit with no more than $250,000 at any individual institution. The Company classified $16.0 million as cash and cash equivalents and classified $44.1 million as short-term investments (certificates of deposits) held-to-maturity as of September 30, 2017. There were no short-term investments as of December 31, 2016. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for fiscal periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2017. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entities expect to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standard is required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. The Company will adopt Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures. The Company is in the process of reviewing variable consideration, potential disclosures, and our transition adjustments to complete our evaluation of the impact on our consolidated financial statements prior to the end of 2017. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact our current conclusions.

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

Intangible assets consist of trademark and customer lists acquired in the offer under the purchase method of accounting and are recorded at fair value net of accumulated amortization since the purchase date. Amortization is calculated using the straight-line and accelerated methods over the following estimated useful lives:

Useful life
Trademark	10 years
Customer lists	10 years

The carrying amount related to acquired intangible assets as of September 30, 2017 are as follows ($ in thousands):

Intangible assets at December 31, 2016	$15,991
Amortization expense	(1,235)
Intangible assets at September 30, 2017	$14,756

The future amortization of these intangible assets is as follows ($ in thousands):

Total
Three Months Ended December 31, 2017	$415
Year Ended December 31, 2018	1,649
Year Ended December 31, 2019	1,649
Year Ended December 31, 2020	1,654
Year Ended December 31, 2021	1,649
Thereafter	7,740
Total	$14,756

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the nine months ended September 30, 2017.

4. Broker-Dealers and Clearing Organizations, Other Receivables and Prepaid Expenses and Other Current Liabilities

At June 30, 2017, National’s receivables of $2.8 million from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with National’s retail brokerage business as well as asset based fee revenue associated with National’s asset management advisory business. National also has other receivables at June 30, 2017 of $6.0 million, which principally represent trailing commissions, tax and accounting fees and investment banking fees and are net of an allowance for uncollectable accounts of $0.5 million and are included in prepaid expenses and other current assets in the Company's Condensed Consolidated Balance Sheet.

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

National provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of June 30, 2017, no allowance for doubtful accounts was required.

There were no unamortized forgivable loans outstanding at June 30, 2017 attributable to registered representatives who ended their affiliation with National’s subsidiaries prior to the fulfillment of their obligation.

6. Property and Equipment

Fortress's property and equipment, exclusive of National's property and equipment, consisted of the following ($ in thousands):

	Estimated Useful	September 30,	December 31,
	Lives (in years)	2017	2016
Computer equipment	3	$523	$440
Furniture and fixtures	5	1,002	821
Leasehold improvements	Various	5,351	5,396
Construction in process (1)	N/A	139	-
Total property and equipment		7,015	6,657
Less: accumulated depreciation		(986)	(445)
Property and equipment, net		$6,029	$6,212

(1)	In connection with Mustang’s manufacturing facility, Mustang incurred $0.1 million related to the design of the facility as of September 30, 2017.

Fortress's depreciation expense for the three months ended September 30, 2017 and 2016, was approximately $0.2 million and $0.2 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations. Fortress's depreciation expense for the nine months ended September 30, 2017 and 2016, was approximately $0.5 million and $0.2 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

National's property and equipment as of June 30, 2017 consisted of the following ($ in thousands):

	Estimated Useful	June 30,
	Lives (in years)	2017
Equipment	5	$1,305
Furniture and fixtures	5	240
Leasehold improvements	Lesser of useful life or term of lease	685
Capital leases (primarily composed of computer equipment)	5	276
Total property and equipment		2,506
Less: accumulated depreciation		(314)
Property and equipment, net		$2,192

7. Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Laser Device for Treatment of Migraine Headache

On March 17, 2014, the Company invested $0.3 million for a 35% ownership position in a third-party company developing a laser device to treat migraine headaches. The Company elected the fair value option for recording this investment. In conjunction with this investment, the Company received 13,409,962 Class A Preferred Units in the third-party company, representing 83% of the total 16,091,954 Class A Preferred Units. In August 2017, a clinical trial utilizing this device concluded that there was no strong statistical data demonstrating that the device provided relief from migraine headaches. Accordingly, the third-party company ceased operations and the Company wrote off its investment of $0.3 million. The fair value of this investment was nil as of September 30, 2017 and $0.3 million as of December 31, 2016.

Origo Acquisition Corporation (formerly CB Pharma Acquisition Corporation)

On December 19, 2016, Origo Acquisition Corporation (“Origo”) entered into a merger agreement (“Origo Merger Agreement”) with Aina Le’a Inc. (“Aina Le’a”), a residential and commercial real estate developer in Hawaii. On February 17, 2017, Origo sent a termination letter, as supplemented on February 22, 2017, to Aina Le’a terminating the Origo Merger Agreement.  On March 10, 2017, Origo’s shareholders approved an amendment to Origo’s organizational documents extending the date by which Origo must consummate a merger to September 12, 2017. On September 11, 2017, Origo’s shareholders approved a second amendment to the Articles of Association and extended the date by which to consummate a business combination to March 12, 2018.

On July 24, 2017, Origo entered into a Merger Agreement with High Times Holding Corp. (“HTH”), which was later amended on September 27, 2017 (“Amended Merger Agreement”). Pursuant to the terms of the Amended Merger Agreement, the Merger Sub will merge with and into HTH, with HTH continuing as the surviving entity (the “Merger”) and all holders of HTH equity securities and warrants, options and rights to acquire or securities that convert into HTH equity securities (collectively, “HTH Securities”) will convert into Origo common shares and, with respect to options, options to acquire Origo common shares.

The Merger Agreement also provides that, immediately prior to the Effective Time, Origo will reincorporate under the laws of the State of Nevada, whether by reincorporation, statutory conversion or otherwise.

As of September 30, 2017, the Company valued its investment in Origo, a publicly traded company, utilizing the following assumptions: probability of a successful business combination of 31.4%, and no dividend rate, which yielded an instrument value upon business combination of $10.61 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model at a value of $0.33 for each right and $0.31 for each warrant. Based upon the valuation, the Company recorded a decrease in fair-value of investment of $0.2 million for the nine months ended September 30, 2017. At September 30, 2017, the fair value of the Company’s investment in Origo was, $0.9 million. The Company’s working capital note with Origo of $0.3 million can be converted to stock upon a successful business combination.

Contingently Issuable Warrant

Pursuant to the Company’s promissory note with NSC of March 2015, as amended in July 2015 (the “NSC Note”), (see Note 11), if the Company transfers any proceeds from the NSC Note to a Fortress Company, such Fortress Company will issue to NSC Biotech Venture Fund I LLC a new promissory note on identical terms as the NSC Note and NSC Biotech Venture Fund I LLC will also receive a warrant to purchase a number of shares of such Fortress Company’s stock equal to 25% of the outstanding Fortress Company note divided by the lowest price for which the Fortress Company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress Company’s common stock and are accounted for in accordance with ASC 815, Derivatives and Hedging.

Avenue classified the fair value of the contingently issuable warrants granted in connection with the transfer from Fortress of $3.0 million to Avenue under the NSC Note as a derivative liability as there was a potential that Avenue would not have a sufficient number of authorized common shares available to settle these instruments.

On June 26, 2017, Avenue closed on an Initial Public Offering (“IPO”) raising gross proceeds of $38.0 million and issuing 6.3 million common shares at $6.00 per share. As such, pursuant to the terms of Avenue’s $3.0 million NSC Note, Avenue issued to National a warrant to purchase 125,000 of its common shares at par. The issuance of the warrant relates to the completion of Avenue’s IPO in which Avenue’s raised gross proceeds from a third-party party exceeding five times the value of the debt. Upon the issuance of the warrant by Avenue, the Company was removed as the guarantor on the note.

($ in thousands)	Avenue’s Contingently Issuable Warrants
Beginning balance at January 1, 2017	$302
Conversion into common shares	(750)
Change in fair value	448
Ending balance at September 30, 2017	$-

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

Additionally, on June 26, 2017, in connection with Avenue’s IPO, Avenue issued 2,488 warrants to purchase common shares of Avenue at $4.02, a 33% discount to the IPO price of $6.00 to Westpark Capital in connection with their role as placement agent for Avenue’s 2016 Convertible Notes, which automatically converted to common shares of Avenue upon completion of the IPO.

($ in thousands)	Avenue’s Warrant Liability
Beginning balance at January 1, 2017	$12
Conversion into common shares	(15)
Change in fair value	3
Ending balance at September 30, 2017	$-

Helocyte Warrant Liabilities

The fair value of Helocyte’s warrant liability, which was issued in connection with Helocyte’s convertible note (see Note 11), was measured using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Helocyte’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2017 is as follows:

September 30, 2017
Risk-free interest rate	1.733% – 1.795%
Expected dividend yield	-%
Expected term in years	3.75 – 4.17
Expected volatility	70.0%
Strike price	$0.44

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2017	$167
Change in fair value of derivative liabilities	(79)
Ending balance at September 30, 2017	$88

Caelum Warrant Liabilities

The fair value of Caelum's warrant liability, which was issued in connection with Caelum’s convertible note (see Note 11), was measured using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2017 is as follows:

September 30, 2017
Risk-free interest rate	1.895% – 1.914%
Expected dividend yield	-%
Expected term in years	4.84 – 4.96
Expected volatility	70.0%
Strike price	$1.43

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2017	$-
Change in fair value of derivative liabilities	225
Ending balance at September 30, 2017	$225

Helocyte Convertible Notes at Fair Value

Helocyte’s convertible note is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Helocyte’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of September 30, 2017 is as follows:

September 30, 2017
Risk-free interest rate	1.199%– 1.336%
Expected dividend yield	-%
Expected term in years	0.50 – 1.16
Expected volatility	59.5%

($ in thousands)	Helocyte Convertible Note, at fair value
Beginning balance at January 1, 2017	$4,487
Change in fair value of convertible notes	246
Ending balance at September 30, 2017	$4,733

Caelum Convertible Notes at Fair Value

Caelum’s convertible debt is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of September 30, 2017 is as follows:

September 30, 2017
Risk-free interest rate	1.246%– 1.463%
Expected dividend yield	-%
Expected term in years	0.71 – 1.95
Expected volatility	70.0%

($ in thousands)	Caelum Convertible Note, at fair value
Beginning balance at January 1, 2017	$-
Additions	9,914
Change in fair value of convertible notes	14
Ending balance at September 30, 2017	$9,928

Avenue Convertible Notes at Fair Value

On June 26, 2017, upon completion of Avenue’s IPO, Avenue’s convertible debt automatically converted into approximately 49,749 common shares of Avenue, at $4.02, a 33% discount to the IPO price, pursuant to the terms of the Convertible Note. As of September 30, 2017, Avenue’s obligation to its note holders was satisfied.

($ in thousands)	Avenue Convertible Note, at fair value
Beginning balance at January 1, 2017	$200
Conversion into common shares	(299)
Change in fair value of convertible notes	99
Ending balance at September 30, 2017	$-

The following tables classify the fair value hierarchy of Fortress's financial instruments, exclusive of National's financial instruments, measured at fair value as of September 30, 2017 and December 31, 2016:

	Fair Value Measurement as of September 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$923	$923
Total	$-	$-	$923	$923

Liabilities
Warrant liabilities	$-	$-	$313	$313
Caelum Convertible Note, at fair value	-	-	9,928	9,928
Helocyte Convertible Note, at fair value	-	-	4,733	4,733
Total	$-	$-	$14,974	$14,974

	Fair Value Measurement as of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$1,414	$1,414
Total	$-	$-	$1,414	$1,414

Liabilities
Contingently Issuable Warrants	$-	$-	$302	$302
Warrant liabilities	-	-	179	179
Helocyte Convertible Note, at fair value	-	-	4,487	4,487
Avenue Convertible Note, at fair value	-	-	200	200
Total	$-	$-	$5,168	$5,168

The following table shows the fair values hierarchy of National's financial instruments measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets as of June 30, 2017:

	Fair Value Measurement as of June 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
National
Securities owned, at fair value
Corporate stocks	$70	$-	$-	$70
Municipal bonds	816	517	-	1,333
Restricted stock	-	192	-	192
Total	$886	$709	$-	$1,595

Liabilities
National
Securities sold, but not yet purchased at fair value
Contingent consideration	$-	$-	$637	$637
Warrants - National	-		8,832	8,832
Total	$-	$-	$9,469	$9,469

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

As National does not have the ability to settle the warrants with unregistered shares and maintenance of an effective registration statement may be considered outside of the Company’s control, net cash settlement of the warrants is assumed. The fair value of the 5.4 million National warrants represents 43.4% of the warrants issued to non-Fortress shareholders. These are being classified as a liability in the condensed consolidated statement of financial condition at September 30, 2017. Such valuation (using Level 3 inputs) was determined by use of the Black-Scholes option pricing model using the following assumptions:

June 30, 2017
Dividend yield	-%
Expected volatility	91%
Risk-free interest rate	1.890%
Life (in years)	4.20

($ in thousands)	National’s Warrants
Beginning balance at December 31, 2016	$14,359
Change in fair value of derivative liability	(5,527)
Ending balance at June 30, 2017	$8,832

National listed the warrants on the Nasdaq Capital Market under the symbol “NHLDW” in February 2017.

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments for the nine months ended September 30, 2017:

			Convertible Note, at fair value			Contingently
($ in thousands)	Investment in Origo	Investment in laser device	Helocyte	Avenue	Caelum	Issuable Warrants	Warrant liabilities	Total
Balance at December 31, 2016	$1,164	$250	$4,487	$200	$-	$14,661	$179	$20,941
Additions during the period	-	-	-	-	9,914	-	225	10,139
Conversion into common shares	-	-	-	(299)	-	(750)	(15)	(1,064)
Issuance of warrants	-	-	-	-	-	(8,190)	8,190	-
Loss on write off investment	-	(250)	-	-	-	-	-	(250)
Change in fair value of investments	(241)	-	-	-	-	-	-	(241)
Change in fair value of convertible notes	-	-	246	99	14	-	-	359
Change in fair value of derivative liabilities	-	-	-	-	-	(5,079)	(76)	(5,155)
Balance at September 30, 2017	$923	$-	$4,733	$-	$9,928	$642	$8,503	$24,729

For the nine months ended September 30, 2017, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

8. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company and Mustang, Checkpoint, Helocyte, Caelum and Cyprium require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three and nine months ended September 30, 2017 and 2016, respectively, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations, as reflected in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Fortress	$-	$-	$300	$-

Fortress Companies:
Checkpoint	-	1,000	400	3,060
Helocyte	-	-	-	83
Mustang	300	-	2,375	-
Caelum	-	-	219	-
Cyprium	-	-	100	-
Total	$300	$1,000	$3,394	$3,143

Fortress

Effcon Laboratories, Inc.

In September 2016, the Company entered into a development and license agreement with Effcon Laboratories, Inc. (“Effcon”) for the development of extended release formulation of Methozolamide. Pursuant to the Agreement, Fortress paid an upfront fee of $0.2 million in December 2016. Additional payments are due for the achievement of five development milestones totaling $2.3 million and royalty payments in the mid-single digits are due on net sales of licensed products. Additionally, the Company agreed to fund a development budget of up to $1.6 million. During the three and nine months ended September 30, 2017, the Company recorded expense of nil and $0.3 million, respectively which was recorded on the Condensed Consolidated Statement of Operations in research and development – licenses acquired

Checkpoint

Jubilant Biosys Limited

In May 2016, Checkpoint entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby Checkpoint obtained an exclusive, worldwide license (the “Jubilant License”) to Jubilant’s family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment, including CK-103. For the nine months ended September 30, 2017, Checkpoint expensed a non-refundable milestone payment of $0.4 million associated with the successful completion of toxicology studies under the terms of the Jubilant License. For the nine months ended September 30, 2016, Checkpoint paid an upfront fee of $2.0 million, included in research and development-licenses acquired in the Condensed Consolidated Statements of Operations.

In connection with the Jubilant License, Checkpoint entered into a sublicense agreement with TG Therapeutics, Inc. (“TGTX”), a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, with Checkpoint retaining the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and the Company’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. For the three months ended September 30, 2017 and 2016, Checkpoint recognized $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2017 and 2016, Checkpoint recognized $0.8 million and $1.3 million, respectively, in revenue related to the sublicense agreement in the Condensed Consolidated Statements of Operations.

Dana-Farber Cancer Institute

In connection with its license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. For the three months ended September 30, 2017 and 2016, approximately $46,000 and nil, respectively, was recognized in revenue from the collaboration agreement with TGTX in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2017 and 2016, approximately $84,000 and $20,000, respectively, was recognized in revenue from the collaboration agreement with TGTX in the Condensed Consolidated Statements of Operations.

Mustang

License Agreement with the City of Hope

In March 2015, Mustang entered into an exclusive license agreement with City of Hope (“COH”) to acquire intellectual property rights pertaining to chimeric antigen receptor T cells, CAR-T (the “Original License”). On February 17, 2017, Mustang and COH amended and restated the Original License by entering into three separate exclusive license agreements, one relating to CD123 (the “CD123 License”), one relating to IL13Rα2 (the “IL13Rα2 License”) and one relating to the spacer technology (the “Spacer License”). The total potential consideration payable to COH by Mustang under the new license agreements, in equity or cash, did not, in the aggregate, change materially from the Original License.

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

IL13Rα2 License

Pursuant to the IL13Rα2 License, Mustang and COH acknowledge that an upfront fee was paid under the Original License. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive up to approximately $14.5 million in milestone payments upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. Mustang is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original License were acknowledged, and the anti-dilution provisions of the Original License were carried forward. During the nine months ended September 30, 2017, Mustang recorded an expense of $0.3 million in connection with the achievement of certain milestones pursuant to the IL13Rα2 License.

Spacer License

Pursuant to the Spacer License, Mustang and COH acknowledge that an upfront fee was paid under the Original License. In addition, an annual maintenance fee will continue to apply. No royalties are due if the Spacer technology is used in conjunction with a CD123 CAR or an IL13Rα2 CAR, and royalty payments in the low single digits are due on net sales of licensed products if the Spacer technology is used in conjunction with other intellectual property. Mustang is obligated to pay COH a percentage (in the mid-thirties) of certain revenues received in connection with a sublicense. In addition, equity grants made under the Original License were acknowledged, and the anti-dilution provisions of the Original License were carried forward.

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

HER2 Technology License

On May 31, 2017, Mustang entered into an exclusive license agreement with the COH for the use of human epidermal growth factor receptor 2 (HER2) CAR T technology (HER2 Technology), which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to the Agreement, Mustang paid an upfront fee of $0.6 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments of up to $14.9 million are due upon and subject to the achievement of ten development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products.

CS1 Technology License

On May 31, 2017, Mustang entered into an exclusive license agreement with the COH for the use of CS1 specific CAR T technology (CS1 Technology) to be directed against multiple myeloma. Pursuant to the Agreement, Mustang paid an upfront fee of $0.6 million on July 3, 2017 and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments of up to $14.9 million are due upon and subject to the achievement of ten development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products.

PSCA Technology License

On May 31, 2017, Mustang entered into an exclusive license agreement with the COH for the use of prostate stem cell antigen (PSCA) CAR T technology (PSCA Technology) to be used in the treatment of prostate cancer. Pursuant to the Agreement, Mustang paid an upfront fee of $0.3 million on July 3, 2017 and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments of up to $14.9 million are due upon and subject to the achievement of ten development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products.

License with University of California

On March 17, 2017, Mustang entered into an exclusive license agreement with the Regents of the University of California (“UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. Pursuant to the UCLA Agreement, Mustang paid UCLA an upfront fee of $0.2 million on April 25, 2017. Annual maintenance fees also apply; additional payments are due upon achievement of certain development milestones totaling $14.3 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

Fred Hutchinson Cancer Research Center License

On July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD 20 Technology License”). Pursuant to the CD 20 Technology License, Mustang paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by Mustang of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of certain development milestones totaling $39.1 million and royalty payments in the mid-single digits are due on net sales of licensed products.

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

9. Sponsored Research Agreements

Checkpoint

NeuPharma, Inc. Sponsored Research Agreement

In connection with its license agreement with NeuPharma, Inc. (“NeuPharma”), Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX, a related party, agreed to assume all costs associated with this Sponsored Research Agreement and paid Checkpoint for all amounts previously paid by the Company.  For the three months ended September 30, 2017 and 2016, approximately $0.1 million and $0.2 million, respectively, was recognized in revenue in connection with the Sponsored Research Agreement in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2017 and 2016, approximately $0.5 million and $0.7 million, respectively, was recognized in revenue in connection with the Sponsored Research Agreement in the Condensed Consolidated Statements of Operations.

Helocyte

PepVax and Triplex Clinical Research and Support Agreements

In March 2016, Helocyte entered into an Investigator-Initiated Clinical Research Support Agreement, as amended, with the COH, to support a Phase 2 clinical study of its PepVax immunotherapy for CMV control in allogeneic stem cell transplant recipients (“PepVax Research Agreement”). The Phase 2 study is additionally supported by grants from the National Institutes of Health/National Cancer Institute.

In February 2016, Helocyte entered into an Investigator-Initiated Clinical Research Support Agreement, as amended, with the COH, to support a Phase 2 clinical study of its Triplex immunotherapy for CMV control in allogeneic stem cell transplant recipients (“Triplex Research Agreement”).

For the three months ended September 30, 2017 and 2016, Helocyte incurred expenses of $1.3 million and $0.4 million, related to the Triplex Research Agreement and $0.5 million and $0.5 million related to their PepVax Research Agreement. For the nine months ended September 30, 2017 and 2016, Helocyte incurred expenses of $2.3 million and $1.4 million, related to the Triplex Research Agreement and $0.7 million and $1.5 million related to their PepVax Research Agreement. The Company recorded such expenses under research and development in the Company’s Condensed Consolidated Statements of Operations.

Pentamer Sponsored Research Agreement

On May 1, 2017, Helocyte and COH entered in a Sponsored Research Agreement for preclinical studies in connection with the development of Pentatmer. In June 2017, Helocyte made an upfront payment of $1.5 million to fund the development plan, the payment was recorded as a prepayment on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2017, Helocyte recorded approximately $12,000 and $24,000, respectively in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.  No such expense was incurred in 2016.

Mustang

In connection with Mustang’s license with COH for the development of CAR-T, Mustang entered into a Sponsored Research Agreement in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal annual installments, until 2020. For the three months ended September 30, 2017 and 2016, Mustang incurred expenses of $0.5 million and $0.5 million, respectively.  For the nine months ended September 30, 2017 and 2016, Mustang incurred expenses of $1.5 million and $1.5 million, respectively. The Company recorded such expenses under research and development in the Company’s Condensed Consolidated Statements of Operations.

CD 123 Clinical Research Support Agreement

On February 17, 2017, Mustang entered into a Clinical Research Support Agreement for CD123. Pursuant to the terms of this agreement Mustang made an upfront payment of approximately $20,000 and will contribute an additional $0.1 million per patient in connection with the on-going investigator initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the three and nine months ended September 30, 2017 Mustang recorded approximately $0.6 million and $1.2 million, respectively, in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

IL13Rα2 Clinical Research Support Agreement

Also on February 17, 2017, Mustang entered into a Clinical Research Support Agreement for IL13Rα2 (“IL13Rα2 CRA”). Pursuant to the terms of this agreement Mustang made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million per patient in connection with the on-going investigator initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13Rα2. For the three and nine months ended September 30, 2017, Mustang recorded approximately $0.2 million and $1.2 million, respectively, in research and development expenses under the IL13Rα2 CRA in the Company’s Condensed Consolidated Statements of Operations.

CD20 Clinical Trial Agreement

Also, on July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, Mustang entered into an investigator-initiated clinical trial agreement (“CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, Mustang agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. For the three and nine months ended September 30, 2017 Mustang recorded $88,000 of expense in connection with this agreement. Further Mustang made an upfront payment of $0.4 million recorded on the condensed balance sheets as of September 30, 2017, as a prepaid expense, in connection with a startup fee related to the study.

10. Intangibles, net

Journey

Pursuant to the terms of Journey’s license agreements for its branded products, Journey made upfront payments totaling $1.6 million. With the commencement of sales of these products, Journey began amortization of these costs over their respective three year estimated useful life. For the three months ended September 30, 2017 and 2016, Journey recognized expense of approximately $0.1 million and $29,000, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2017 and 2016, Journey recognized expense of approximately $0.4 million and $50,000, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations.

11. Debt and Interest

Debt

Total debt consists of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
($ in thousands)	2017	2016	Interest rate	Maturity
IDB Note	$14,929	$14,929	2.25%	Feb - 2018
NSC Note	-	3,608	8.00%	Sep - 2018
2017 Subordinated Note Financing	3,254	-	8.00%	March - 2020
2017 Subordinated Note Financing	13,893	-	8.00%	May - 2020
2017 Subordinated Note Financing	1,820	-	8.00%	June - 2020
2017 Subordinated Note Financing	3,017	-	8.00%	August - 2020
2017 Subordinated Note Financing	6,371	-	8.00%	September - 2020
Opus Credit Facility	9,500	7,000	12.00%	Sep - 2018
Helocyte Convertible Note, at fair value	1,084	1,031	5.00% - 8.00%	December 2017
Helocyte Convertible Note, at fair value	2,164	2,051	5.00% - 8.00%	March - 2018
Helocyte Convertible Note, at fair value	1,049	991	5.00% - 8.00%	April - 2018
Helocyte Convertible Note, at fair value	436	414	5.00% - 8.00%	May - 2018
Avenue Convertible Note, at fair value	-	200	5.00% - 8.00%	June - 2018
Caelum Convertible Note, at fair value	1,004	-	8.00%	January - 2019
Caelum Convertible Note, at fair value	6,810	-	8.00%	February -2019
Caelum Convertible Note, at fair value	2,114	-	8.00%	June - 2019
Total notes payable	67,445	30,224
Less: Discount on notes payable	3,827	2,009
Total notes payable	$63,618	$28,215

IDB Note

On February 13, 2014, the Company executed a secured promissory note in favor of Israel Discount Bank of New York (“IDB”) in the amount of $15.0 million (the “IDB Note”). As of September 30, 2017, the Company had $14.9 million outstanding under the IDB Note, secured by a $15.0 million pledge account. On September 18, 2017, the maturity on the IDB Note was extended to August 1, 2020.

NSC Note

On July 5, 2017, the Company repaid it NSC Note in the amount of $3.6 million.

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

On March 31, 2017, held its first closing of the 2017 Subordinated Note Financing and received a gross proceeds of $3.2 million. NSC received a cash fee of approximately $0.3 million and warrant to purchase 87,946 shares of the Company’s common stock at an exercise price of per share $3.70.

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

On August 31, 2017, the Company held a fifth closing of the 2017 Subordinated Note Financing and received gross proceeds of $3.0 million, before expenses. NSC received a placement agent fee of approximately $0.3 million in the fifth closing and warrants to purchase 63,526 shares of the Company’s common stock at an exercise price of $4.75 per share.

On September 30, 2017, the Company held a sixth closing of the 2017 Subordinated Note Financing and received gross proceeds of $6.4 million, before expenses. NSC received a placement agent fee of approximately $0.6 million in the sixth closing and warrants to purchase 144,149 shares of the Company’s common stock at an exercise price of $4.42 per share.

Caelum Convertible Notes

On July 31, 2017 Caelum through National Securities Corporation (“NSC” or “Placement Agent”), a subsidiary of National offered up to $10 million, convertible promissory notes (the “Caelum Convertible Notes”) to accredited investors (as defined under the U.S. Federal securities laws). Under the terms of the offering the Placement Agent received a 10% selling commission, payable by Caelum and deducted from the gross proceeds (see Note 17).

For the three months ended September 30, 2017, Caelum raised $9.9 million in the offering, in three separate closings and paid a placement fee equal to 10% of the proceeds of the sale or $0.9 million. Additionally NSC received warrants to purchase a number of shares the Caelum’s Common Stock equal to 10% of the aggregate amount of shares underlying the Notes with a per share exercise price equal to 110% of the per share conversion price of the Notes; provided, however, that if no Note converts, the exercise price will be $75 million dollars divided by the total number of fully-diluted shares of Common Stock outstanding immediately prior to exercise of the warrant, giving effect to the assumed conversion of all options, warrants, and convertible securities of the Company.

The notes convert upon a qualified financing in which Caelum raises gross proceeds of at least $10 million as follows: the lesser of (a) a discount to the price per common share being paid in the Sale of the Company equal to 20% or (b) a conversion price per share based on a pre-sale valuation of $75,000,000 divided by the number of common shares outstanding at that time assuming the hypothetical conversion or exercise of any convertible securities, options, warrants and other rights to acquire common shares of the Company. The Company elected the fair value option to account for this note.

Opus Credit Facility

As of September 30, 2017, the Company had $9.5 million outstanding under the Opus Credit Facility (see Note 17), net of a debt discount related to the allocated value of the warrants associated with the Opus Credit Facility of $1.3 million. The commitment period for the Opus Credit Facility expired on September 1, 2017.

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
IDB Note
Interest	$85	$84	$254	$243
Amortization of fees	-	-	-	1
Total IDB Note	85	84	254	244

NSC Debt
Interest	(8)	145	147	456
Amortization of fees	127	135	200	557
Total NSC Debt	119	280	347	1,013

2017 Subordinated Note
Interest	755	-	1,161	-
Amortization of fees	208	-	383	-
Total 2017 Subordinated Note	963	-	1,544	-

Opus Credit Facility
Interest	287	26	798	26
Amortization of fees	282	28	733	28
Total Opus Note	569	54	1,531	54

LOC Fees
Interest	7	3	22	10
Total LOC	7	3	22	10

Helocyte Convertible Note
Interest	64	26	175	26
Financing fee	-	242	1	491
Total Helocyte Convertible Note	64	268	176	517

Avenue Convertible Note
Interest	-	-	5	-
Financing fee	-	-	3	-
Total Avenue Convertible Note	-	-	8	-

Caelum Convertible Note
Interest	68	-	68	-
Financing fee	1,317	-	1,317	-
Total Caelum Convertible Note	1,385	-	1,385	-

Falk CSR
Interest	26	-	26	-
Total Falk CSR	26	-	26	-

D&O Insurance
Interest	2	-	5	-
Total D&O Insurance	2	-	5	-
Total Interest Expense and Financing Fee	$3,220	$689	$5,298	$1,838

12. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities, excluding National, consisted of the following:

	September 30,	December 31,
($ in thousands)	2017	2016
Accrued expenses:
Professional fees	$1,297	$1,253
Salaries, bonuses and related benefits	4,178	2,846
Accrued Severance	-	53
Accrued Legal Settlement (1)	2,212	-
Ovamed manufacturing rights - short term component	-	900
Research and development	3,311	394
Dr. Falk Pharma milestone	2,950	2,634
Other	2,703	2,002
Total accrued expenses	$16,651	$10,082

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge	4,736	5,014
Total other long-term liabilities	$4,736	$5,014

(1)	In connection with a legal settlement (see Note 16), the Company is required to deliver 200,000 Mustang common shares, held by the Company, to the Plaintiff. At September 30, 2017, the Company recorded, this settlement as an accrued, since in accordance with ASC 450 – Contingencies, the transfer of the consideration was probable. As such the Company recorded an accrued expense of $2.0 million representing the value of the shares transferred.

National's accounts payable and other accrued expenses as of June 30, 2017, consisted of the following:

June 30,
2017
Legal	$836
Audit	148
Telecommunications	196
Data Services	450
Regulatory	661
Settlements	2,633
Deferred rent	177
Contingent consideration payable	636
Income taxes payable	927
Other	1,844
Total	$8,508

13. Non-Controlling Interests

Non-controlling interests in consolidated entities, as recorded on the Condensed Consolidated Balance Sheets are as follows:

	As of September 30, 2017
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	Cellvation	Caelum	Aevitas	National	Total
NCI equity share	$17,306	$(236)	$47,840	$22,368	$(535)	$(1,848)	$(239)	$7	$(9)	$17,022	$101,676
Net loss attributed to non-controlling interests	(1,329)	(22)	(8,268)	(10,144)	(150)	(975)	(60)	(1,086)	(166)	4,845	(17,355)
Non-controlling interests in consolidated entities	$15,977	$(258)	$39,572	$12,224	$(685)	$(2,823)	$(299)	$(1,079)	$(175)	$21,867	$84,321

	As of December 31, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	Cellvation	National	Total
NCI equity share	$(494)	$(217)	$12,376	$32,160	$(192)	$(612)	$4	$17,643	$60,668
Net loss attributed to non-controlling interests	(349)	(19)	(1,805)	(11,733)	(355)	(1,155)	(158)	(621)	(16,195)
Non-controlling interests in consolidated entities	$(843)	$(236)	$10,571	$20,427	$(547)	$(1,767)	$(154)	$17,022	$44,473

The components of non-controlling interests in loss of consolidated entities, as recorded on the Condensed Consolidated Statement of Operations are as follows:

	For the three months ended September 30, 2017
($ in thousands)	Avenue (2)	Coronado SO	Mustang (2)	Checkpoint (1)	JMC	Helocyte	Cellvation	Caelum	Aevitas	National	Total
Non-controlling interests in loss of consolidated entities	$(1,015)	$(15)	$(3,241)	$(3,437)	$(103)	$(376)	$24	$(835)	$(166)	$(27)	$(9,191)
Non-controlling ownership	66.1%	13.0%	60.8%	61.9%	6.9%	20.0%	22.0%	25.2%	25.3%	43.4%

	For the nine months ended September 30, 2017
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint (1)	JMC	Helocyte	Cellvation	Caelum	Aevitas	National	Total
Non-controlling interests in loss of consolidated entities	$(1,329)	$(22)	$(8,268)	$(10,144)	$(150)	$(975)	$(60)	$(1,086)	$(166)	$4,845	$(16,011)
Non-controlling ownership	28.9%	13.0%	58.7%	61.9%	6.9%	20.0%	22.0%	25.2%	25.3%	43.4%

	For the three months ended September 30, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint	JMC	Helocyte	Total
Non-controlling interests in loss of consolidated entities	$(47)	$(4)	$(204)	$(3,254)	$(104)	$(362)	$(3,975)
Non-controlling ownership (3)	10.5%	13.0%	23.9%	62.7%	8.1%	20.6%

	For the nine months ended September 30, 2016
($ in thousands)	Avenue	Coronado SO	Mustang	Checkpoint		JMC	Helocyte	Total
Non-controlling interests in loss of consolidated entities	$(231)	$(14)	$(363)	$(10,767)		$(333)	$(616)	$(12,324)
Non-controlling ownership (3)	10.5%	13.0%	10.0%	63.5	%(1)	8.1%	20.6%

(1)	- Checkpoint is consolidated with Fortress’s operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A common shares which provide for super-majority voting rights.

(2)	- Mustang and Avenue are consolidated with Fortress’s operations because Fortress maintains voting control through its ownership of Mustang’s and Avenue’s Class A preferred shares which provide super-majority voting rights.

(3)	- Represents a weighted average of ownership during the periods presented.

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Warrants to purchase Common Stock	678,072	480,559
Opus warrants to purchase Common Stock	206,593	1,700,000
Options to purchase Common Stock	1,095,905	1,769,426
Unvested Restricted Stock	9,848,505	8,763,797
Unvested Restricted Stock Units	1,234,555	1,054,091
Total	13,063,630	13,767,873

15. Stockholders’ Equity

Stock-based Compensation excluding National

As of September 30, 2017, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan, the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended, the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan and the Fortress Biotech, Inc. Long Term Incentive Plan.

The following table summarizes the stock-based compensation expense from stock option awards, restricted common stock awards, employee stock purchase programs and warrants granted by Fortress for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2017		2016		2017		2016
Employee awards	$1,650		$1,937		$5,170		$5,490
Non-employee awards	24		3		60		9
Fortress Companies	2,510	(1)	963	(2)	6,506	(3)	3,293	(4)
Total stock-based compensation expense	$4,183		$2,903		$11,736		$8,792

(1)	Consists of approximately $0.2 million of Avenue's compensation expenses, approximately $0.9 million of Checkpoint's compensation expense, approximately $0.8 million of Mustang’s compensation expense, approximately $0.4 million of Caelum’s compensation expense, approximately $62,000 of JMC's compensation expenses, approximately $27,000 of Helocyte's compensation expenses and approximately $5,000 of Cellvation's compensation expenses on stock and option grants for the three months ended September 30, 2017.

(2)	Consists of approximately $5,000 of Avenue's compensation expenses, approximately $0.8 million of Checkpoint's compensation expense, approximately $130,000 of JMC's compensation expenses and approximately $67,000 of Helocyte's compensation expenses on stock grants for the three months ended September 30, 2016.

(3)	Consists of approximately $0.3 million of Avenue's compensation expenses, approximately $4.3 million of Checkpoint's compensation expense, approximately $1.2 million of Mustang’s compensation expense, approximately $0.4 million of Caelum’s compensation expense, approximately $0.2 million of JMC's compensation expenses, approximately $0.1 million of Helocyte's compensation expenses and approximately $19,000 of Cellvation's compensation expenses on stock and option grants for the nine months ended September 30, 2017.

(4)	Consists of approximately $23,000 of Avenue's compensation expenses, approximately $2.7 million of Checkpoint's compensation expense, approximately $458,000 of JMC's compensation expenses and approximately $160,000 of Helocyte's compensation expenses on stock grants for the nine months ended September 30, 2016.

For the three months ended September 30, 2017 and 2016, approximately $1.6 million and $0.9 million, respectively, of stock based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.6 million and $2.0 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the nine months ended September 30, 2017 and 2016, approximately $4.8 million and $3.4 million, respectively, of stock based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $6.9 million and $5.4 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2016	1,130,501	$3.73	$602,451	4.93
Exercised	(20,000)	1.37	61,000	-
Options vested and expected to vest at September 30, 2017	1,100,501	$3.78	$1,620,046	4.21
Options vested and exercisable	1,085,501	$3.75	$1,620,046	4.18

As of September 30, 2017, Fortress had no unrecognized stock-based compensation expense related to options.

The following table summarizes Fortress’s restricted stock and restricted stock unit award activity, excluding activity related to Fortress Companies (which is discussed below):

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2016	10,094,095	$2.49
Restricted stock granted	1,325,396	2.70
Restricted stock vested	(213,333)	2.75
Restricted stock units granted	930,000	4.31
Restricted stock units forfeited	(15,000)	2.98
Restricted stock units vested	(214,625)	3.44
Unvested balance at September 30, 2017	11,906,533	$2.63

As of September 30, 2017, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $1.7 million and $5.6 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years and 2.2 years, respectively. As of September 30, 2016, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $5.6 million and $1.2 million, respectively.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of September 30, 2017, 199,995 shares have been purchased and 205,000 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $52,000 and $35,000, respectively for the three months ended September 30, 2017 and 2016 and was approximately $0.1 million and $91,000, respectively, for the nine months ended September 30, 2017 and 2016. The Company issued approximately 22,000 shares under the ESPP for approximately $41,900 during the nine months ended September 30, 2017.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2016	2,263,453	$3.62	$79,800	4.74
Granted	816,180	1.33	329,954	4.87
Forfeited	(230,444)	8.39	-	-
Outstanding as of September 30, 2017	2,849,189	$2.57	$3,358,161	4.69
Exercisable as of September 30, 2017	869,189	$3.96	$546,561	4.30

Long-Term Incentive Program (“LTIP”)

On January 1, 2017 and 2016, the Compensation Committee granted 552,698 and 510,434 shares each to Lindsay Rosenwald and Michael Weiss, respectively. These equity grants, made in accordance with the LTIP, represent 1% of total outstanding shares of the Company as of the dates of such grants and were granted in recognition of their performance in 2016 and 2015. The shares are subject to repurchase by the Company until both of the following conditions are met: (i) the Company’s market capitalization increases by a minimum of $100.0 million, and (ii) the employee is either in the service of the Company as an employee or as a Board member (or both) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary separation from service (as defined in the LTIP). The Company’s repurchase option on such shares will also lapse upon the occurrence of a corporate transaction (as defined in the LTIP) if the eligible employee is in service on the date of the corporate transaction. The fair value of each grant on the grant date was approximately $1.5 million for the 2017 grant and $1.4 million for the 2016 grant. For the three months ended September 30, 2017 and 2016, the Company recorded approximately $0.2 million and $75,000, and approximately $0.5 million and $0.2 million, for the nine months ended September 30, 2017 and 2016, respectively, related to these grants in general and administrative expenses on the Condensed Consolidated Statements of Operations. These grants are expensed by the Company over the remaining life of the LTIP which expires in July 2025.

Additionally, in connection with the LTIP Lindsay Rosenwald and Michael Weiss receive 5% of the outstanding shares of Fortress Companies upon formation. During the nine months ended September 30, 2017, LTIP grants from Aevitas, Caleum and Cyprium were made. For the three months ended September 30, 2017 and 2016, the Company recorded approximately $52,000 and nil, respectively for the nine months ended September 30, 2017 and 2016, respectively, related to these grants in general and administrative expenses on the Condensed Consolidated Statements of Operations. These grants are expensed by the Company at the time of the grant.

Fortress Companies

Checkpoint Therapeutics, Inc.

Checkpoint has a long-term incentive plan under which it has issued grants to both employees and non-employees. For the three months ended September 30, 2017 and 2016, Checkpoint re-measured its non-employee and research and development employee grants and recorded expense of approximately $0.4 million and $0.4 million, respectively, and $2.8 million and $1.6 million, respectively, for the nine months ended September 30, 2017 and 2016, in research and development expenses on the Condensed Consolidated Statements of Operations.

Certain Checkpoint employees and directors also have been awarded restricted stock under Checkpoint’s 2015 Incentive Plan. Checkpoint recorded stock-based compensation expense of $0.5 million and $0.3 million, respectively, for the three months ended September 30, 2017 and 2016 and $1.5 million and $1.0 million, respectively, for the nine months ended September 30, 2017 and 2016, in general and administrative expenses on the Condensed Consolidated Statements of Operations.

Avenue Therapeutics, Inc.

In connection with stock grants made to both employees and non-employees, Avenue for the three months ended September 30, 2017 and 2016, recorded approximately $0.2 million and $3,000, respectively, as general and administrative expenses and approximately $78,000 and $3,000, respectively, as research and development expenses on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2017 and 2016, Avenue recorded approximately $0.2 million and $12,000, respectively, as general and administrative expenses and approximately $90,000 and $12,000, respectively, as research and development expenses on the Condensed Consolidated Statements of Operations.

Journey Medical Corporation

During the nine months ended September 30, 2017, JMC granted option awards to numerous sales employees exercisable for 395,000 shares of Journey common stock pursuant to its equity award plan.

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

September 30, 2017
Risk-free interest rate	1.88% - 2.22%
Expected dividend yield	-%
Expected term in years	5.0 – 7.0
Expected volatility	107%

During the three and nine months ended September 30, 2017, stock-based compensation associated with the amortization of stock option expenses was approximately 8,000 and $29,000, respectively. JMC also recorded approximately $95,000 and $25,000 related to the restricted stock during such periods.

Mustang

The employment agreement grants Dr. Litchman an option to purchase 1,041,675 shares of Mustang common stock (the “Option”). The Option has an exercise price per share equal to the fair market value of a share of Mustangs’ common stock $5.73 on the date of the grant of the stock option, subject to the conditions and vesting schedule set forth in his Employment Agreement.

On April 7, 2017, Mustang granted 200,000 options to two employees of Fortress, who provide services to Mustang in connection with its research and development. These options have an exercise price of $5.73, representing the fair market value of a share of Mustangs’ common stock on the date of the grant of the stock option.

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

September 30, 2017
Risk-free interest rate	1.81% – 2.38%
Expected dividend yield	-%
Expected term in years	5.5 – 10.0
Expected volatility	77.3%

The following table summarizes stock option activities for the nine months ended September 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2016	-	$-	-
Options granted	1,241,675	$5.73	9.56
Options outstanding	1,241,675	5.73	9.56
Options vested and exercisable at September 30, 2017	-	$-	-

As of September 30, 2017, Mustang had unrecognized stock-based compensation expense related to options of $2.3 million with a weighted average vesting period of 1.61 years.

During the three and nine months ended September 30, 2017, stock-based compensation associated with the amortization of stock option expense was approximately $0.7 million and $1.1 million, respectively. There was no expense in the same period in 2016.

Certain Mustang employees and directors also have been awarded restricted stock and restricted stock units in 2017. Mustang recorded stock-based compensation expense of $0.2 million and $0.2 million for the three and nine months ended September 30, 2017, respectively. There was no expense in the same period in 2016.

Helocyte, Inc.

For the three months ended September 30, 2017 and 2016, Helocyte re-measured its non-employee grants and recorded expense of approximately $20,000 and $50,000, respectively, in research and development expenses on the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2017 and 2016, Helocyte recorded approximately $7,000 and $17,000, respectively, as general and administrative expenses on the Condensed Consolidated Statements of Operations. In connection with this grant, for the three and nine months ended September 30, 2016, the Company recorded approximately $17,000 and $42,000, respectively, as general and administrative expenses on the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2017 and 2016, Helocyte re-measured its non-employee grants and recorded expense of approximately $82,000 and $0.1 million, respectively, in research and development expenses on the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2017 and 2016, Helocyte recorded approximately $25,000 and $42,000, respectively, as general and administrative expenses on the Condensed Consolidated Statements of Operations.

Cellvation, Inc.

For the three and nine months ended September 30, 2017, Cellvation recorded expenses for non-employee grants of approximately $2,000 and $7,000, respectively, in research and development expenses on the Condensed Consolidated Statements of Operations. There was no expense during the same period in 2016.

For the three and nine months ended September 30, 2017, Cellvation recorded approximately $3,000 and $11,000, respectively, in connection with a grant made to its Chief Executive Officer, as general and administrative expenses on the Condensed Consolidated Statements of Operations. There was no expense during the same periods in 2016.

Capital Raises

Avenue

On June 26, 2017, Avenue completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance of 6,325,000 shares of its common stock, inclusive of 825,000 shares which were subject to an underwriter over-allotment. The shares were issued at $6.00 per share, resulting in net proceeds of approximately $34.2 million after deducting underwriting discounts and other offering costs. Immediately preceding the IPO, Avenue effected a 3-For-1 reverse stock split.

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

On August 3, 2017, Mustang closed the final round of financing totaling gross proceeds of $65,000. Mustang issued 10,000 unregistered shares of common stock and 2,500 warrants in connection with this transaction. In addition, NSC received 1,000 warrants or approximately 10% of the shares issued.

Pursuant to the Founders Agreement (see Note 17), Mustang issued 215,269 shares to Fortress in 2017, representing 2.5% of the aggregate number of shares of common stock issued in the offerings noted above. For the three months ended September 30, 2017, Mustang recorded expenses of approximately $1.2 million, related to this issuance (based upon the fair value of common shares on the date of issuance), which is included in general and administrative expenses in Mustang’s Statements of Operations.

As of September 30, 2017, the Company determined that the warrants still did not meet the definition of a derivative and continued to qualify for equity recognition.

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

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles.  Winson Tang v. Lindsay Rosenwald et al., Case No. BC607346.  As amended, the Complaint alleged a breach of contract by the Company and two of its officers, Dr. Rosenwald and Mr. Weiss, and two claims against other Defendants.  On November 3, 2017, Plaintiff and Defendants entered into a Settlement Agreement.

In connection with settlement, above, the Company is required to deliver 200,000 Mustang common shares, which it holds, to the Plaintiff. At September 30, 2017, the Company recorded this transaction as a capital contribution to Mustang and a corresponding expense of approximately $2.0 based upon the closing share price of Mustang shares on the date of settlement was also recorded. In addition to the share issuance, Mustang paid, in November 2017, a $0.2 million cash settlement to the plaintiff, such amount was accrued as of September 30, 2017. The expense for the settlement was recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations at September 30, 2017.

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

17. Related Party Transactions

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended September 30, 2017 and 2016, the Company invoiced TGTX $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company invoiced TGTX $0.8 million and $0.6 million, respectively. At September 30, 2017, the amount receivable from TGTX approximated $0.1 million.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), as of September 30, 2017, the Company had paid $1.8 million in rent under the Desk Space Agreements, and invoiced OPPM and TGTX approximately $0.1 million and $0.6 million, respectively, for their prorated share of the rent base. In addition, for the nine months ended September 30, 2017, the Company had incurred $0.3 million in connection with the build out of the space and recorded a receivable of $0.1 million due from TGTX and $28,000 due from OPPM. At September 30, 2017, the amount due from TGTX approximated $56,000 and the amount due from OPPM approximated $0.1 million.

Opus Credit Facility

In September 2016, the Company and Opus Point Health Innovations Fund (“OPHIF”) entered into a Credit Facility Agreement (the “Opus Credit Facility”). Fortress’s Chairman, President and Chief Executive Officer (Lindsay A. Rosenwald) and Fortress’s Executive Vice President, Strategic Development (Michael Weiss), are Co-Portfolio Managers and Partners of OPPM, an affiliate of OPHIF. As such, all of the disinterested directors of Fortress’s board of directors approved the terms of the Opus Credit Facility and related agreements (see Note 11). For the three and nine months ended September 30, 2017 and 2016, we paid $0.3 million and $0.8 million, and $nil and $nil, respectively.

2017 Subordinated Note Financing

On March 17, 2017, the Company and NSC, a subsidiary of National (of which the Company owns 56.6% and Michael Weiss serves as Chairman of the Board of Directors), entered into placement agency agreements with NAM Biotech Fund and NAM Special Situation Fund in connection with the sale of subordinated promissory notes (see Note 11). Pursuant to the terms of the agreements, NSC will receive a placement agent fee in cash of 10% of the debt raised and warrants equal to 10% of the aggregate principal amount of debt raised divided by the closing share price of the Company’s common stock on the date of closing.

For the three and nine months ended September 30, 2017, NSC earned a placement agent fee of $0.9 million and $2.8 million, respectively, and a Placement Agent Warrant to purchase 716,180 shares of the Company’s common stock, all of which are outstanding, with exercise prices ranging from $3.61 to $4.75.

Caelum Convertible Notes

On July 31, 2017 Caelum through NSC, a subsidiary of National offered up to $10 million, convertible promissory notes to accredited investors (as defined under the U.S. Federal securities laws). Caelum raised $9.9 million in the offering, in three separate closings and paid a placement fee equal to NSC of 10% of the proceeds of the sale or $0.9 million. Additionally NSC received warrants to purchase a number of shares the Caelum’s Common Stock equal to 10% of the aggregate amount of shares underlying the Notes with a per share exercise price equal to 110% of the per share conversion price of the Notes; provided, however, that if no Note converts, the exercise price will be $75 million dollars divided by the total number of fully-diluted shares of Common Stock outstanding immediately prior to exercise of the warrant, giving effect to the assumed conversion of all options, warrants, and convertible securities of the Company.

Avenue IPO

On June 26, 2017, Avenue completed an IPO in which NSC acted as co-manager and earned fees and commissions of approximately $2.3 million that were deducted from the proceeds.

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

Fortress Company	Effective Date (1)	PIK Dividend as a % of fully diluted outstanding capitalization		Class of Stock Issued
Helocyte	March 20, 2015	2.5%		Common Stock
Avenue	February 17, 2015	2.5%		Common Stock
Mustang	March 13, 2015	2.5%		Common Stock
Checkpoint	March 17, 2015	0.0	%(2)	Common Stock
Cellvation	October 31, 2016	2.5%		Common Stock
Caelum	January 1, 2017	2.5%		Common Stock
Cyprium	March 13, 2017	2.5%		Common Stock
Aevitas	July 28, 2017	2.5%		Common Stock

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

Pursuant to the Founders’ Agreement, Caelum, in connection with each Convertible Note Closing during the three months ended September 30, 2017, issued to Fortress approximately 218,000 shares of its common stock representing the 2.5% fee or approximately $0.2 million.

On June 26, 2017, pursuant to the Founders’ Agreement, Avenue, in connection with its IPO, issued to Fortress approximately 158,000 shares of its common stock representing the 2.5% fee.

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017. The following table summarizes, by subsidiary, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments:

($ in thousands)
Fortress Company	Effective Date	R&D	G&A	Annual MSA Fee (Income)/Expense
Helocyte	March 20, 2015	$250	$250	$500
Avenue	February 17, 2015	250	250	500
Mustang	March 13, 2015	250	250	500
Checkpoint	March 17, 2015	250	250	500
Cellvation	October 31, 2016	250	250	500
Caelum	January 1, 2017	250	250	500
Cyprium	March 13, 2017	250	250	500
Aevitas	July 28, 2017	250	250	500
Fortress		(2,000)	(2,000)	(4,000)
Consolidated (Income)/Expense		$-	$-	$-

Chord Advisors, LLC

In May 2015, the Company entered into a full-service consulting agreement with Chord Advisors, LLC (“Chord”) to provide advisory accounting services. Under the terms of the agreement, the Company pays Chord $10,000 per month to provide technical accounting and financial reporting support. Either party upon 30-days written notice can terminate the agreement. Mr. Horin, Managing Partner of Chord, serves as Interim Chief Financial Officer to Avenue, Caelum, Helocyte and Mustang. Pursuant to the agreements with Helocyte, Mustang and Caelum, Chord provides back office accounting support and accounting policy and financial reporting services, including the services of Mr. Horin. Chord receives up to $5,000 per month from Caelum and Helocyte, and up to $7,500 per month from Mustang. Checkpoint and Avenue are billed at a blended hourly rate, for services incurred. For the three and nine months ended September 30, 2017, Checkpoint incurred approximately $15,000 and $52,000, and Avenue incurred approximately $17,000 and $58,000 respectively, in hourly fees.

National

As of September 30, 2017, the Company owns approximately 56.6% of National. The Company’s Executive Vice Chairman, Strategic Development is the Chairman of the Board of National.

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

18. Net Capital Requirements of Broker-Dealer Subsidiaries

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At June 30, 2017, National Securities had net capital of $10.5 which was $10.2 in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

vFinance Investments, Inc. (vFinance Investments) is also subject to the Rule, which, among other things, requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2017, vFinance Investments had net capital of $1.5 million which was $0.5 million in excess of its required net capital of $1,000,000. vFinance Investments' ratio of aggregate indebtedness to net capital was 0.8 to 1. vFinance Investments is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

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

20. Segment Information

The Company operates in three reportable segments, Dermatology Product Sales, Pharmaceutical and Biotechnology Product Development and National. The accounting policies of the Company’s segments are the same as those described in Note 2. The following tables summarize, for the periods indicated, operating results by reportable segment:

Cost of goods sold is directly related to product sales only. Revenues derived from co-promote revenue had no cost of goods sold.

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended September 30, 2017	Sales	Development	National	Consolidated
Net Revenue	$2,170	$350	$44,366	$46,886
Direct cost of goods	(505)	-		(505)
Sales and marketing costs	(2,786)	-		(2,786)
Research and development		(16,190)		(16,190)
General and administrative	(349)	(11,969)		(12,318)
National Expenses	-	-	(47,690)	(47,690)
Segment loss from operations	$(1,470)	$(27,809)	$(3,324)	$(32,603)
Segment assets	$7,362	$160,038	$77,691	$245,091

		Pharmaceutical and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended September 30, 2016	Sales	Development	National	Consolidated
Net Revenue	$429	$546	$-	$975
Direct cost of goods	(41)	-	-	(41)
Sales and marketing costs	(1,244)	-	-	(1,244)
Research and development	-	(8,316)	-	(8,316)
General and administrative	(422)	(7,198)	-	(7,620)
Segment loss from operations	$(1,278)	$(14,968)	$-	$(16,246)
Segment assets	$2,657	$103,225	$39,539	$145,421

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Nine Months Ended September 30, 2017	Sales	Development	National	Consolidated
Net Revenue	$8,309	$1,393	$132,563	$142,265
Direct cost of goods	(1,852)	-		(1,852)
Sales and marketing costs	(7,663)	-		(7,663)
Research and development		(38,077)		(38,077)
General and administrative	(961)	(27,866)		(28,827)
National Expenses	-	-	(139,219)	(139,219)
Segment loss from operations	$(2,167)	$(64,550)	$(6,656)	$(73,373)
Segment assets	$7,362	$160,038	$77,691	$245,091

		Pharmaceutical and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Nine Months Ended September 30, 2016	Sales	Development	National	Consolidated
Net Revenue	$1,793	$2,072	$-	$3,865
Direct cost of goods	(365)	-	-	(365)
Sales and marketing costs	(4,212)	-	-	(4,212)
Research and development	-	(24,559)	-	(24,559)
General and administrative	(1,338)	(19,864)	-	(21,202)
Segment loss from operations	$(4,122)	$(42,351)	$-	$(46,473)
Segment assets	$2,657	$103,225	$39,539	$145,421

Significant Customers

For the three months ended September 30, 2017, two of the Company’s customers each accounted for more than 10.0% of its total gross product revenue in the amount of $3.0 million and $1.7 million, respectively. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2017, two of the Company’s customers each accounted for more than 10.0% of its total gross revenue in the amount of $6.7 million and $6.0 million, respectively. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2016, two of the Company’s customers accounted for more than 10.0% of its total product revenue in the amount of $0.2 million and $43,000, respectively. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2016, three of its customers accounted for more than 10.0% of its total revenue in the amount of $0.8 million, $0.3 million, and $0.3 million, respectively.

At September 30, 2017, two of the Company’s customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $1.7 million and $1.5 million, respectively.

At December 31, 2016, two of the Company’s customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $1.1 million and $0.5 million, respectively.

Net Revenue from Pharmaceutical and Biotechnology Product Development represents collaboration revenue from TGTX in connection with Checkpoint, which is classified as related party revenue.

21. Subsequent Events

Mustang Manufacturing Facility

On October 27, 2017, Mustang entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation ("Landlord"). Pursuant to the terms of the lease agreement, Mustang agreed to lease 27,043 sf from the Landlord for the facility through November 2026, subject to additional extensions at Mustang’s option. Base rent, net of abatements of $0.6 million, over the lease term totals approximately $3.6 million, on a triple-net basis. Mustang plans to make improvements to the facility of approximately $3.5 million.

The terms of the lease also require that Mustang post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which shall increase to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) when the space is fully occupied by Mustang. After the fifth lease year, the letter of credit obligation is subject to reduction.

The facility is expected to be operational for the production of personalized CAR T therapies in 2018.

Fortress

Perpetual Preferred Offering

On November 6, 2017, the Company priced an underwritten public offering of one million shares of our 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Perpetual Preferred Stock”) at a price of $25.00 per share, with expected gross proceeds to us of $25 million. In addition, the Company granted the underwriters a 30-day option to purchase up to 150,000 additional shares at the public offering price, less underwriting discounts and commissions. The offering is expected to close on November 14, 2017, subject to customary closing conditions. The Series A Perpetual Preferred Stock received an “A-” investment-grade rating from Egan-Jones Rating Co., an independent, unaffiliated rating agency.

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

Overview

Since inception on June 28, 2006, we have been a biopharmaceutical company involved in the development of novel immunotherapy agents for the treatment of autoimmune diseases and cancer. We focus on acquiring, developing and commercializing novel pharmaceutical and biotechnology products. We develop and commercialize products both within Fortress and through certain of our subsidiary companies, which are sometimes referred to herein as the “Fortress Companies.” Additionally, the Company has a controlling interest in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”). In addition to our internal development programs, we leverage our biopharmaceutical business expertise and drug development capabilities to provide funding and management services to help Fortress Companies achieve their goals. The Company and the Fortress Companies may seek licenses, acquisitions, partnerships, joint ventures and/or public and private financings (including financings facilitated by NHLD) to accelerate and provide additional funding to support their research and development programs and commercialization of products. References in this report to “we,” “us,” “our,” “the Company” and “Fortress” refer to Fortress Biotech, Inc. and the Fortress Companies.

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

As of September 30, 2017, we had several consolidated Fortress Companies, some of which contain product licenses, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Cellvation, Inc. (“Cellvation”), Journey Medical Corporation (“Journey” or “JMC”), Coronado SO Co. (“Coronado SO”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Mustang Bio, Inc. (“Mustang”), Helocyte, Inc. (“Helocyte”), Escala Therapeutics, Inc. (“Escala”), CB Securities Corporation (which holds investments classified as cash and cash equivalents), Caelum Biosciences, Inc. (“Caelum”) and Cyprium Therapeutics, Inc. (“Cyprium”). In addition, as of September 30, 2017, we are the majority owner of National.

Recent Events

Fortress

On March 17, 2017, we entered into Note Purchase Agreements with NAM Biotech Fund II, LLC and NAM Special Situations Fund I QP, LLC, both of which are accredited investors, in connection with our subordinated promissory note financing (the “2017 Subordinated Note Financing”).

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

As of September 30, 2017, we had issued notes totaling approximately $28.4 million in the 2017 Subordinated Note Financing and, in connection therewith, paid placement agent fees of approximately $2.8 million to NSC. In addition, as of September 30, 2017, we had issued warrants to NSC for 716,180 shares of our common stock in connection with the 2017 Subordinated Note Financing.

Perpetual Preferred Offering

On November 6, 2017, we priced an underwritten public offering of one million shares of our 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Perpetual Preferred Stock”) at a price of $25.00 per share, with expected gross proceeds to us of $25 million. In addition, we granted the underwriters a 30-day option to purchase up to 150,000 additional shares at the public offering price, less underwriting discounts and commissions. The offering is expected to close on November 14, 2017, subject to customary closing conditions. The Series A Perpetual Preferred Stock received an “A-” investment-grade rating from Egan-Jones Rating Co., an independent, unaffiliated rating agency.

Aevitas Therapeutics, Inc.

Aevitas Therapeutics, Inc. (“Aevitas”), was formed on July 28, 2017, to develop novel gene therapy approaches for complement-mediated diseases. The proprietary technology, was licensed from a leading university and uses adeno-associated virus (AAV)-based gene therapy to restore lasting production of functional complement regulatory proteins, providing a potentially curative treatment.

Avenue Therapeutics, Inc.

Avenue initiated their first Phase 3 trial in patients with moderate-to-severe pain following bunionectomy with the dosing of its first patient in September 2017. Avenue anticipates that they will have topline data from this study in the second quarter of 2018.

Checkpoint

In October 2017, Checkpoint dosed its first patient in a Phase 1 clinical study evaluating the safety and tolerability of its anti-PD-L1 antibody, CK-301 in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers. The Phase 1 CK-301 Study is a first-in-human, Phase 1, open-label, multicenter study. Secondary endpoints include the evaluation or characterization of the pharmacokinetics, immunogenicity and preliminary efficacy of CK-301. Following dose escalation, up to four dose-expansion cohorts may be enrolled to further characterize the safety and efficacy of CK-301 in specific patient subgroups. The study will initially enroll patients in study sites across Australia and New Zealand.

Caelum Biosciences, Inc.

During the third quarter Caelum completed a third party financing of Convertible Note. In connection with this financing Caelum raised $9.9 million and paid a 10% financing fee of approximately $1.0 million to National Securities Corporation, a Subsidiary of National.

Mustang Bio, Inc.

Manufacturing Facility

On October 27, 2017, Mustang entered into a lease agreement for a 27,043 sf facility in Massachusetts for the production of personalized CAR T therapies. Mustang expects the facility to be operational in 2018.

Legal Settlement

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the us in the Superior Court of the State of California, County of Los Angeles. Winson Tang v. Lindsay Rosenwald et al., Case No. BC607346. As amended, the Complaint alleged a breach of contract by us and two of our officers, Dr. Rosenwald and Mr. Weiss, and two claims against other Defendants, including Mustang. On November 3, 2017, Plaintiff and Defendants entered into a Settlement Agreement.

Fred Hutchinson Cancer Research Center License

Effective July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”), for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD20 Technology” or “CD20”). The CAR T was developed in the laboratory of Oliver Press, M.D., Ph.D., and Brian Till, M.D., in Fred Hutch’s Clinical Research Division. As part of the transaction, Mustang also entered into an investigator-initiated clinical trial agreement to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. The trial commenced during the fourth quarter of 2017, and is being led by principal investigator Mazyar Shadman, M.D., Assistant Member of Fred Hutch’s Clinical Research Division.

Nasdaq Global Market Listing

On August 22, 2017, Mustang commenced trading on the Nasdaq Global Market under the symbol MBIO.

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

For the nine months ended September 30, 2017, we generated $142.3 million of net revenue, of which $132.6 million of revenue relates to National, $1.4 million of revenue is in connection with Checkpoint’s collaborative agreements with TGTX and $8.3 million of revenue relates primarily to the sale of Journey branded products. At September 30, 2017, we had an accumulated deficit of $301.7 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the nine months ended September 30, 2017 we had $1.9 million of costs of goods sold in connection with the sale of JMC branded products, compared to $0.4 million at September 30, 2016.

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

For the three months ended September 30, 2017 and 2016, research and development expenses were approximately $15.9 million and $7.3 million, respectively. Additionally, during the three months ended September 30, 2017 and 2016, we expensed $0.3 million and $1.0 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended September 30, 2017 and 2016, was $1.6 million and $0.9 million, respectively.

Included in the remaining $14.3 million and $6.4 million figures for the three months ended September 30, 2017 and 2016, respectively, are the following subsidiary level expenses related to license development: Avenue: $1.7 million and $0.1 million; Checkpoint: $4.3 million and $3.2 million; Escala: $27,000 and $0.1 million; Helocyte: $2.1 million and $0.9 million; Caelum: $1.5 million and nil; Cyprium: $0.2 million and nil; and Mustang: $1.0 million and $0.5 million. Additionally, for the three months ended September 30, 2017 and 2016, expenses related to CNDO-109 and CD38 were $0.1 million and $0.1 million, and $0.2 million and nil, respectively. Additionally, $0.5 million was incurred for options on potential new products by Fortress in the three months ended September 30, 2016. Also included in research and development expenses for the three months ended September 30, 2017 and 2016, were $1.5 million and $1.0 million, respectively, of employee costs.

For the nine months ended September 30, 2017 and 2016, research and development expenses were approximately $34.7 million and $21.4 million, respectively. Additionally, during the nine months ended September 30, 2017 and 2016, we expensed $3.4 million and $3.1 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the nine months ended September 30, 2017 and 2016, was $4.8 million and $3.4 million, respectively.

Included in the remaining $29.9 million and $18.0 million research and development expense figures for the nine months ended September 30, 2017 and 2016, respectively, are the following subsidiary level expenses related to license development: Avenue: $2.1 million and $0.9 million; Checkpoint: $10.0 million and $7.6 million; Escala: $0.2 million and $0.7 million; Helocyte: $3.8 million and $3.1 million; Caelum: $1.5 million and nil; Cyprium: $0.4 million and nil; and Mustang: $2.7 million and $1.5 million. Additionally, for the nine months ended September 30, 2017 and 2016, expenses related to CNDO-109 and CD 38 were $0.3 million and $0.7 million, and $.6 million and nil, respectively. Further during the nine months ended September 30, 2017 and 2016, Fortress incurred expenses for the option to acquire licenses for potential new products of nil and $0.5 million, respectively. Employee costs of $4.4 million and $3.1 million were also included in research and development expenses for the nine-months ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended September 30, 2017 and 2016, general and administrative expenses were approximately $15.1 million and $8.9 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2017 and 2016, was $2.6 million and $2.0 million, of which $1.4 million and $1.5 million relates to Fortress, $0.1 million and $0.1 million relates to JMC, $0.2 million and $2,500 relates to Avenue, $0.5 million and nil relates to Mustang and $0.5 million and $0.3 million relates to Checkpoint, respectively.

Included in the remaining $12.5 million and $6.9 million figures for the three months ended September 30, 2017 and 2016, respectively, are employee related costs as follows: Fortress: $1.6 million and $1.0 million, JMC: $2.5 million and $1.2 million; Checkpoint: $0.2 million and $0.2 million; and Helocyte: $0.1 million and $0.1 million. The remaining costs for the three months ended September 30, 2017 and 2016, respectively, are comprised primarily of professional fees and services costs as follows: Fortress: $1.4 million and $2.5 million; JMC: $0.6 million and $0.3 million; Avenue: $0.4 million and $0.1 million; Checkpoint: $0.5 million and $0.4 million; Helocyte: $0.1 million and $0.1 million, Caelum $0.2 million and nil, and Mustang: $3.9 million (which includes a $2.2 million legal settlement) and $0.8 million, respectively.

For the nine months ended September 30, 2017 and 2016, general and administrative expenses were approximately $36.5 million and $25.4 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2017 and 2016, was $6.9 million and $5.4 million, of which $4.2 million and $3.9 million relates to Fortress, $0.2 million and $0.5 million relates to JMC, $0.8 million and nil relates to Mustang, $0.2 million and $11,000 relates to Avenue and $1.5 million and $1.0 million relates to Checkpoint, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	support of business development activities; and
•	an expanding infrastructure and increased professional fees and other costs associated therewith.

Included in the remaining $29.4 million and $20.0 million figures for the nine months ended September 30, 2017 and 2016, respectively, are employee related costs as follows: Fortress: $4.5 million and $3.0 million; JMC: $6.7 million and $3.9 million; Checkpoint: $0.7 million and $0.6 million; and Helocyte: $0.4 million and $0.4 million. Additional costs related to professional fees and services were incurred for the nine months ended September 30, 2017 and 2016 as follows: Fortress: $4.5 million and $6.0 million; JMC: $1.6 million and $1.2 million; Checkpoint: $1.5 million and $1.6 million; Helocyte: $0.2 million and $0.4 million; Escala: $29,000 and $0.1 million; Caelum: $0.3 million and nil; and Mustang: $5.7 million (which includes a $2.2 million legal settlement) and $1.4 million, respectively.

Comparison of three months ended September 30, 2017 and 2016

	For the Three Months Ended September 30,		Change
($ in thousands, except per share amounts)	2017	2016	$	%
Revenue
Fortress
Product revenue, net	$2,170	$429	$1,741	406%
Revenue - from a related party	350	546	(196)	-36%
Net Fortress revenue	2,520	975	1,545	158%

National
Commissions	24,881	-	24,881	100%
Net dealer inventory gains	1,789	-	1,789	100%
Investment banking	8,942	-	8,942	100%
Investment advisory	3,605	-	3,605	100%
Interest and dividends	674	-	674	100%
Transfer fees and clearing services	1,649	-	1,649	100%
Tax preparation and accounting	2,527	-	2,527	100%
Other	299	-	299	100%
Total National revenue	44,366	-	44,366	100%
Net revenue	46,886	975	45,911	4709%

Operating expenses
Fortress
Cost of goods sold - product revenue	505	41	464	1132%
Research and development	15,890	7,316	8,574	117%
Research and development – licenses acquired	300	1,000	(700)	-70%
General and administrative	15,104	8,864	6,240	70%
Total Fortress operating expenses	31,799	17,221	14,578	85%

National
Commissions, compensation and fees	39,963	-	39,963	100%
Clearing fees	470	-	470	100%
Communications	690	-	690	100%
Occupancy	972	-	972	100%
Licenses and registration	391	-	391	100%
Professional fees	1,082	-	1,082	100%
Interest	5	-	5	100%
Depreciation and amortization	507	-	507	100%
Other administrative expenses	3,610	-	3,610	100%
Total National operating expenses	47,690	-	47,690	100%
Total operating expenses	79,489	17,221	62,268	362%
Loss from operations	(32,603)	(16,246)	16,357	101%

Other income (expenses)
Interest income	204	89	115	129%
Interest expenses	(3,220)	(689)	(2,531)	367%
Change in fair value of derivative liabilities	(639)	(16)	(623)	-3894%
Change in fair value of subsidiary convertible note	(74)	(13)	(61)	469%
Change in fair value of investments	270	(81)	(351)	-433%
Other income	(245)	-	245	-100%
Total other income (expenses)	(3,704)	(710)	(2,994)	-422%
Net loss	(36,307)	(16,956)	19,351	114%

Less: net loss attributable to non-controlling interest	9,191	3,975	5,216	131%
Net loss attributable to common stockholders	$(27,116)	$(12,981)	$14,135	109%

Net revenues increased $45.9 million or 4709% from the three months ended September 30, 2016 to the three months ended September 30, 2017. The increase in net revenue is related to an increase in product revenue of $1.9 million associated with Journey’s branded products, offset slightly by a decrease in Journey’s co-promote revenue of $0.2 million, as well as a decrease of $0.2 million in collaboration revenue between Checkpoint and TGTX. National’s revenue increased by $44.4 million of which $24.9 million is commissions, this increase was due to the acquisition of National September 2016 with no revenue attributable to National prior to the acquisition.

Cost of goods sold increased by $0.5 million or 1132% from the three months ended September 30, 2016 to the three months ended September 30, 2017 due to the increase in Journey branded product revenue in the third quarter of 2017 as compared to the third quarter of 2016.

Research and development expenses increased $8.6 million or 117% from the three months ended September 30, 2016 to the three months ended September 30, 2017. This increase is attributable to increases in spending of: $1.1 million for Helocyte related to clinical trial agreements with the COH for the development of Triplex, PapVax and Pentamer, $1.6 million for Mustang and $1.2 million for Checkpoint related to increased clinical research activity, (inclusive of $0.3 million and $0.1 million, respectively, of employee cost increases), $2.0 million for Caelum, $0.2 million for Cyprium for sponsored research, and $0.7 for Aevitas pre-clinical activity. Personnel costs related to Fortress increased by $0.3 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, as a result of an increase in employee headcount while non-cash stock compensation expenses increased by $0.7 million, due to additional awards granted to new employees of both Mustang and Avenue.

During the three months ended September 30, 2017, we made expenditures totaling $0.3 million in connection with new research and development licenses for Mustang, compared with $1.0 million in new research and development licenses purchased by Checkpoint during the three months ended September 30, 2016.

General and administrative expenses increased $6.2 million or 70% from the three months ended September 30, 2016 to the three months ended September 30, 2017. The increase is related to $1.3 million for the continued building of our sales and marketing infrastructure at JMC (including increasing the headcount of its out-sourced sales force from 15 to 29, $1.3 million for the increase in headcount excluding JMC (of which $0.7 million relates to Fortress, $0.1 million to Caelum, $0.1 million to Avenue and $0.2 million to Mustang). A $2.2 million legal settlement for Mustang. Finally, stock compensation expense increased by $0.6 million from the three months ended September 30, 2016 due to new stock grants by Mustang, Avenue and Caelum.

National’s operating expenses increased by $47.7 million or 100% for the three months ended September 30, 2017, this increase is related to our acquisition of National in September 2016. We incurred no costs related to National for the three months ended September 30, 2016.

Interest expense increased $2.5 million, or 367% from the three months ended September 30, 2016 to the three months ended September 30, 2017. The increase in interest is primarily related to amounts owed under the Opus Credit Facility and the 2017 Subordinated Note Financing.

Comparison of nine months ended September 30, 2017 and 2016

	For the Nine Months Ended September 30,		Change
($ in thousands, except per share amounts)	2017	2016	$	%
Revenue
Fortress
Product revenue, net	$8,309	$1,793	$6,516	363%
Revenue - from a related party	1,393	2,072	(679)	-33%
Net Fortress revenue	9,702	3,865	5,837	151%

National
Commissions	73,380	-	73,380	100%
Net dealer inventory gains	6,666	-	6,666	100%
Investment banking	26,595	-	26,595	100%
Investment advisory	10,480	-	10,480	100%
Interest and dividends	2,065	-	2,065	100%
Transfer fees and clearing services	5,834	-	5,834	100%
Tax preparation and accounting	6,527	-	6,527	100%
Other	1,016	-	1,016	100%
Total National revenue	132,563	-	132,563	100%
Net revenue	142,265	3,865	138,400	3581%

Operating expenses
Fortress
Cost of goods sold - product revenue	1,852	365	1,487	407%
Research and development	34,683	21,416	13,267	62%
Research and development – licenses acquired	3,394	3,143	251	8%
General and administrative	36,490	25,414	11,076	44%
Total Fortress operating expenses	76,419	50,338	26,081	52%

National
Commissions, compensation and fees	118,983	-	118,983	100%
Clearing fees	1,826	-	1,826	100%
Communications	2,094	-	2,094	100%
Occupancy	2,916	-	2,916	100%
Licenses and registration	1,223	-	1,223	100%
Professional fees	3,336	-	3,336	100%
Interest	13	-	13	100%
Depreciation and amortization	1,513	-	1,513	100%
Other administrative expenses	7,315	-	7,315	100%
Total National operating expenses	139,219	-	139,219	100%
Total operating expenses	215,638	50,338	165,300	328%
Loss from operations	(73,373)	(46,473)	26,900	58%

Other income (expenses)
Interest income	530	241	289	120%
Interest expenses	(5,298)	(1,838)	3,460	188%
Change in fair value of derivative liabilities	5,155	(105)	5,260	5010%
Change in fair value of subsidiary convertible note	(359)	(13)	(346)	2662%
Change in fair value of investments	(241)	(1,800)	(1,559)	-87%
Other income	(232)	-	232	-100%
Total other income (expenses)	(445)	(3,515)	3,070	87%
Net loss	(73,818)	(49,988)	23,830	48%

Less: net loss attributable to non-controlling interest	17,355	12,324	5,031	41%
Net loss attributable to common stockholders	$(56,463)	$(37,664)	$18,799	50%

Net revenues increased $138.4 million or 3581% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The increase in net revenue is related to an increase in product revenue of $7.2 million associated with Journey’s branded products, offset slightly by a decrease in Journey’s co-promote revenue of $0.7 million, as well as a decrease of $0.7 million in collaboration revenue between Checkpoint and TGTX. National’s revenue increased by $132.6 million of which $73.4 million is commissions, this increase was due to the acquisition in of National September 2016 with no revenue attributable to National prior to the acquisition.

Cost of goods sold increased by $1.5 million or 407% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 due to Journey branded product revenue in 2017 versus three months of sales during the nine-month period ended September 30, 2016.

Research and development expenses increased $13.3 million or 62% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. This increase is attributable to increases in spending of: $2.6 million for Checkpoint related to clinical development programs and $2.5 million related to Mustang for sponsored research. Personnel costs increased by $1.9 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, as a result of an increase in employees at the subsidiary level while non-cash stock compensation expenses increased by $1.5 million.

During the nine months ended September 30, 2017, we made expenditures totaling $3.4 million in connection with new research and development licenses as follows: for Mustang $2.4 million, Checkpoint $0.4 million, Caelum $0.2 million, Cyprium $0.1 million, and Fortress $0.3 million compared with $3.1 million in new research and development licenses purchased by Checkpoint during the nine months ended September 30, 2016.

General and administrative expenses increased $11.1 million or 44% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The increase is related to $2.7 million for the continued building of our sales and marketing infrastructure at JMC (including increasing the headcount of its out-sourced sales force from 15 to 29), $2.8 million for the increase in headcount excluding JMC (of which $1.6 million relates to Fortress, $0.4 million to Caelum, $0.2 million to Avenue and $0.3 million to Mustang). A $2.2 million legal settlement for Mustang. Finally, stock compensation expense increased by $1.5 million from the nine months ended September 30, 2016 due to grants made to new employees.

National’s operating expenses increased by $139.2 million or 100% for the nine months ended September 30, 2017, this increase is related to our acquisition of National in September 2016. We incurred no costs related to National for the nine months ended September 30, 2016.

Interest expense increased $3.5 million or 188% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The increase in interest is primarily related to amounts owed under the Opus Credit Facility and the 2017 Subordinated Note Financing.

Liquidity and Capital Resources

We may require additional financing to fully develop and prepare regulatory filings, obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash, along with the funds we anticipate receiving from our perpetual preferred offering, is sufficient to fund operations for at least the next twelve months. A failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us when needed, we may be required to delay, curtail or eliminate one or more of our research and development programs and, potentially, delay our growth strategy.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

	For the Nine Months Ended September 30,
($ in thousands)	2017	2016
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(61,480)	$(27,842)
Investing activities	(46,001)	(4,755)
Financing activities	129,723	16,952
Net increase (decrease) in cash and cash equivalents	$22,242	$(15,645)

Operating Activities

Net cash used in operating activities increased $33.6 million from the nine months ended September 30, 2016, compared to the nine months ended September 30, 2017. The increase was primarily due to the decrease of $5.3 million in the fair value of derivative liabilities, an increase of $23.8 million in net loss, a decrease in the fair value of investments of $0.1 million, and a decrease of $11.5 million in changes in operating assets and liabilities partially offset by an increase of $3.3 million of depreciation and amortization expense of which $1.2 million related to amortization of National's intangible assets related to our ownership in National, a $0.3 million increase of expense related to research and development-licenses acquired, an increase of $3.3 million in stock based compensation expense, an increase of $0.5 million related to the value of shares issued and issuable in connection with interest on our 2017 Subordinated Notes and a decrease of $0.3 million in the reserve against doubtful accounts relating to National.

Investing Activities

Net cash used in investing activities increased $41.2 million from the nine months ended September 30, 2016, compared to the nine months ended September 30, 2017 The increase is primarily due to a $44.1 million increase in the purchase of short-term investments with the purchase of certificates of deposit by Mustang and Avenue, offset by the decrease of $4.8 million in the purchase of property and equipment as the build-out of the New York City office is complete, as well as a decrease of $2.1 million in funds used to purchase research and development licenses.

Financing Activities

Net cash provided by financing activities was $129.7 million for the nine months ended September 30, 2017, compared to $17.0 million of net cash used in financing activities for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, net proceeds from subsidiaries’ offerings were $94.6 million, net proceeds from the 2017 Subordinated Note Financing were $27.3 million proceeds from the Opus credit facility were $2.5 million, and net proceeds from subsidiaries’ Convertible Note were $8.8 million. During the nine months ended September 30, 2016, we paid-off $2.8 million of the NSC Note, partially offset by proceeds from subsidiary offering of $13.0 million, proceeds from at-the-market offering of $0.4 million and proceeds from subsidiaries’ Convertible Note of $3.0 million.

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

Based on our analysis, for the years ended December 31, 2015, December 31, 2016 and for the interim period through September 30, 2017, we determined the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On January 15, 2016, Dr. Winson Tang (“Plaintiff”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles.  Winson Tang v. Lindsay Rosenwald et al., Case No. BC607346.  As amended, the Complaint alleged a breach of contract by the Company and two of its officers, Dr. Rosenwald and Mr. Weiss, and two claims against other Defendants.  On November 3, 2017, Plaintiff and Defendants entered into a Settlement Agreement. See Note 16.

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

We are primarily an early-stage biopharmaceutical company and certain of our subsidiaries, on whose success we largely rely, are also early-stage biopharmaceutical companies. To date, we and certain of our subsidiaries have engaged primarily in R&D and investment activities and have not generated any revenues from product sales. We and certain of our subsidiaries have incurred significant net losses since inception. As of September 30, 2017, we had an accumulated deficit of approximately $301.7 million. We and certain of our subsidiaries have not demonstrated the ability to perform the functions necessary for the successful commercialization of any of our products. The successful commercialization of our and certain of our subsidiaries’ products will require us and our subsidiaries to perform a variety of functions, including, but not necessarily limited to:

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

Even if our or certain of our subsidiaries’ product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our or certain of our subsidiaries’ product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, major operators of hospitals and clinics and patients of the product as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;

•	changes in regulatory requirements by government authorities for our product candidates;

•	relative convenience and ease of administration;

•	the prevalence and severity of side effects and adverse events;

•	the effectiveness of our sales and marketing efforts; and

•	unfavorable publicity relating to the product.

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

Additionally, we are unable to predict the future course of federal or state health care legislation and regulations, including regulations related to the health care reform legislation enacted in March 2010, known as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. The Affordable Care Act and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;

•	the new requirements under the federal Open Payments program and its implementing regulations;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

President Trump ran for office on a platform that supported the repeal of the ACA, and one of his first actions after his inauguration was to sign an Executive Order instructing federal agencies to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful.

Legislative proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been raised in Congress but have been met with opposition and have not been enacted so far.

The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has in the past proposed to test alternative payment methodologies for drugs covered under the Part B program and currently is proposing to pay hospitals less for Part B-covered drugs purchased through the 340B Drug Pricing Program.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Our, and our subsidiaries’, current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us or our subsidiaries to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the US and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we, or our subsidiaries, obtain marketing approval. Our, and our subsidiaries’, future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we and our subsidiaries sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we or our subsidiaries may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate, or our subsidiaries’ ability to operate, include, but are not necessarily limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business and our subsidiaries’ business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our or our subsidiaries’ business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our subsidiaries’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

Moreover, in all interactions with regulatory authorities, the company is exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.

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

Our success depends, in large part, on our and certain of our subsidiaries’ ability to obtain patent protection for product candidates and their formulations and uses. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we, our subsidiaries, or our respective partners will be successful in obtaining patents. These risks and uncertainties include, but are not necessarily limited to, the following:

•	patent applications may not result in any patents being issued, or the scope of issued patents may not extend to competitive product candidates and their formulations and uses developed or produced by others;

•	our and our subsidiaries’ competitors, many of which have substantially greater resources than us, our subsidiaries, or our partners, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that may limit or interfere with our or our subsidiaries’ ability to make, use, and sell potential product candidates;

•	there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

•	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

In addition, patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage. Moreover, we or our subsidiaries may be subject to a third-party pre-issuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our US patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Third parties are often responsible for maintaining patent protection for our product candidates and those of our subsidiaries, at our and their expense.  If that party fails to appropriately prosecute and maintain patent protection for a product candidate, our and our subsidiaries’ ability to develop and commercialize or products may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. Such a failure to properly protect intellectual property rights relating to any of our or our subsidiaries’ product candidates could have a material adverse effect on our financial condition and results of operations.

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

We and our subsidiaries and our respective partners also rely on trade secrets and proprietary know-how to protect product candidates. Although we have taken steps to protect our and our subsidiaries’ trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisers, third parties may still come upon this same or similar information independently. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Our success also depends on our ability, many of our subsidiaries’ ability and the ability of any of our respective current or future collaborators to develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our subsidiaries are developing products, some of which may be directed at claims that overlap with the subject matter of our or our subsidiaries’ intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our or our subsidiaries’ product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our or our subsidiaries’ product candidates of which we are not aware. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we and our subsidiaries cannot know with certainty whether we and our subsidiaries or our licensors were the first to make the inventions claimed in patents or pending patent applications that we and our subsidiaries own or licensed, or that we and our subsidiaries or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a US patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the PTO to determine priority of invention in the US. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our US patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

Competitors may infringe our or certain of our subsidiaries’ patents or the patents of our respective licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we or our subsidiaries assert against accused infringers could provoke these parties to assert counterclaims against us or our subsidiaries alleging that we or our subsidiaries infringe their patents; or provoke those parties to petition the PTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our subsidiaries is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our or our subsidiaries’ patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our or our subsidiaries’ patents at risk of being invalidated, found to be unenforceable, or interpreted narrowly and could likewise put patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our or our subsidiaries’ confidential information could be compromised by disclosure during this type of litigation.

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

Any product for which we or our subsidiaries obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping, and requirements regarding company presentations and interactions with health care professionals. Even if we or our subsidiaries obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We or our subsidiaries also may be subject to state laws and registration requirements covering the distribution of products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

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

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from operations of approximately $65.7 million, $50.5 million and $20.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and losses from operations of $73.4 million for the nine months ended September 30, 2017. At September 30, 2017, we had an accumulated deficit of approximately $301.7 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development and our investments in certain of our subsidiaries, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At September 30, 2017, the total amount of debt outstanding was $63.6 million.  If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the terms of our current indebtedness and any future indebtedness may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. They may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We may need substantial additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate one or more of our R&D programs, commercialization efforts and planned acquisitions and potentially change our growth strategy.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2016, 2015 and 2014, we incurred R&D expenses of approximately $35.1 million, $29.8 million and $10.2 million, respectively. For the nine months ended September 30, 2017, we incurred research and development expenses of approximately $34.7 million. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months.  Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

At September 30, 2017, Lindsay Rosenwald, our Chairman, President and Chief Executive Officer, beneficially owned 13.5% of our issued and outstanding capital stock. At September 30, 2017, Michael Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 15.9% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Almost all of the 50.5 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of September 30, 2017 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, we may issue and sell shares of our common stock having an aggregate offering price of up to $53.0 million from time to time. Any sale of a substantial number of shares of our Common Stock could cause a drop in the trading price of the Common Stock on the Nasdaq Stock Market.

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

FORTRESS BIOTECH, INC.

November 9, 2017	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 9, 2017	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)

