Form 10-Q
period 2018-03-31
Fortress Biotech, Inc.
filed 2018-05-10
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 09, 2018, there were 52,902,146 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$124,020	$113,915
Accounts receivable	8,314	7,758
Short-term investments (certificates of deposit)	37,002	36,002
Cash deposits with clearing organizations	1,041	1,041
Receivables from broker-dealers and clearing organizations	8,464	7,395
Forgivable loans receivable	1,534	1,616
Securities owned, at fair value	4,278	1,985
Inventory	222	171
Other receivables - related party	944	618
Prepaid expenses and other current assets	14,338	12,680
Total current assets	200,157	183,181

Property and equipment, net	12,278	9,513
Restricted cash	17,387	17,387
Long-term investments, at fair value	1,272	1,390
Intangible assets	14,400	15,223
Goodwill	18,645	18,645
Other assets	936	611
Total assets	$265,075	$245,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,725	$36,127
Accounts payable and accrued expenses - related party	124	222
Accrued commissions and payroll payable	10,713	10,065
Deferred clearing and marketing credits	733	786
Securities sold, not yet purchased, at fair value	-	151
Warrants issued - National	6,671	5,597
Interest payable	332	315
Interest payable - related party	657	669
Notes payable, short-term (net of debt discount of $0 and $973 at March 31, 2018 and December 31, 2017, respectively)	-	8,528
Subsidiary convertible note, short-term, at fair value	12,651	4,700
Deferred revenue	690	-
Derivative warrant liability	78	87
Other current liabilities	1,952	181
Total current liabilities	79,326	67,428

Notes payable, long-term (net of debt discount of $1,047 and $62 at March 31, 2018 and December 31, 2017, respectively)	73,444	43,222
Subsidiary convertible note, long-term, at fair value	-	10,059
Other long-term liabilities	4,759	4,739
Total liabilities	157,529	125,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)

Stockholders' equity
Preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares 1,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017; liquidation value of $25.00 per share	1	1
Common stock, $.001 par value, 100,000,000 shares authorized, 52,686,537 and 50,991,285 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	52	51
Common stock issuable, 104,958 and 158,015 shares as of March 31, 2018 and December 31, 2017, respectively	489	500
Additional paid-in-capital	374,254	364,148
Accumulated deficit	(333,145)	(312,127)
Total stockholders' equity attributed to the Company	41,651	52,573

Non-controlling interests	65,895	67,929
Total stockholders' equity	107,546	120,502
Total liabilities and stockholders' equity	$265,075	$245,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Fortress
Product revenue, net	$5,509	$2,085
Revenue - from a related party	394	693
Net Fortress revenue	5,903	2,778

National
Commissions	25,618	24,506
Net dealer inventory gains	2,190	2,511
Investment banking	12,704	7,061
Investment advisory	5,333	3,385
Interest and dividends	631	716
Transfer fees and clearing services	2,297	2,498
Tax preparation and accounting	523	856
Other	226	371
Total National revenue	49,522	41,904
Net revenue	55,425	44,682

Operating expenses
Fortress
Cost of goods sold - product revenue	1,472	469
Research and development	24,958	7,110
Research and development – licenses acquired	97	1,294
General and administrative	13,548	10,252
Total Fortress operating expenses	40,075	19,125

National
Commissions, compensation and fees	43,561	37,258
Clearing fees	743	738
Communications	760	722
Occupancy	955	1,008
Licenses and registration	637	405
Professional fees	1,393	1,263
Interest	2	4
Underwriting costs	145	-
Depreciation and amortization	859	506
Other administrative expenses	1,781	1,230
Total National operating expenses	50,836	43,134
Total operating expenses	90,911	62,259
Loss from operations	(35,486)	(17,577)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

($ in thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Other income (expenses)
Interest income	284	136
Interest expense and financing fee	(2,083)	(698)
Change in fair value of derivative liabilities	(1,065)	4,342
Change in fair value of subsidiary convertible note	250	(97)
Change in fair value of investments	(118)	(668)
Total other income (expenses)	(2,732)	3,015

Net loss	(38,218)	(14,562)

Less: net loss attributable to non-controlling interests	(17,200)	(2,580)
Net loss attributable to common stockholders	$(21,018)	$(11,982)

Basic and diluted net loss per common share	$(0.49)	$(0.30)

Weighted average common shares outstanding—basic and diluted	42,518,403	40,357,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

 (Unaudited)

					Common	Additional
	Series A Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2017	1,000,000	$1	50,991,285	$51	$500	$364,148	$(312,127)	$67,929	$120,502
Stock-based compensation expense	-	-	-	-	-	5,053	-	-	5,053
Issuance of restricted stock	-	-	1,472,440	1	-	(1)	-	-	-
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	-	22	-	-	22
Subsidiary's offering, net	-	-	-	-	-	20,844	-	-	20,844
Exercise of subsidiary's warrants for cash	-	-	-	-	-	96	-	-	96
Issuance of common stock for at-the-market offering	-	-	64,797	-	-	318	-	-	318
At-the-market offering cost	-	-	-	-	-	(6)	-	-	(6)
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	489	-	-	-	489
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	158,015	-	(500)	500	-	-	-
Preferred A dividends declared and paid	-	-	-	-	-	(586)	-	-	(586)
Offering cost and financing fee paid to NHLD	-	-	-	-	-	(439)	-	-	(439)
Acquisition of business - NHLD	-	-	-	-	-	(529)	-	-	(529)
Non-controlling interest in subsidiaries	-	-	-	-	-	(15,166)	-	15,166	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(17,200)	(17,200)
Net loss attributable to common stockholders	-	-	-	-	-	-	(21,018)	-	(21,018)
Balance at March 31, 2018	1,000,000	$1	52,686,537	$52	$489	$374,254	$(333,145)	$65,895	$107,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(38,218)	$(14,562)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	365	274
Amortization of intangible asset	690	408
Amortization of debt discount	341	246
Amortization of product revenue license fee	133	133
Amortization of forgivable loans to registered representatives	160	201
Amortization of deferred clearing credit	(53)	(52)
Stock-based compensation expense	5,053	2,929
Issuance of subsidiaries' common shares for research and development expenses	-	30
Recovery of doubtful accounts	20	(115)
Common shares issuable for 2017 Subordinated Note Financing interest expense	489	-
Change in fair value of investments	118	668
Change in fair value of derivative liabilities	1,065	(4,342)
Change in fair value of subsidiary convertible note	(250)	97
Research and development-licenses acquired, expense	97	1,265
Change in fair value of subsidiaries' assets and liabilities	4	11
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(556)	462
Receivables from broker-dealers and clearing organizations	(1,069)	499
Forgivable loans receivable	(78)	(17)
Securities owned, at fair value	(2,293)	1,151
Inventory	(51)	(1)
Other receivables - related party	(326)	756
Prepaid expenses and other current assets	(1,939)	635
Accounts payable and accrued expenses	8,258	(1,882)
Accounts payable and accrued expenses - related party	(98)	-
Securities sold, but not yet purchased, at fair value	(151)	(297)
Interest payable	17	2
Interest payable - related party	(12)	30
Deferred revenue	690	-
Other long-term liabilities	19	(4)
Net cash used in operating activities	(27,575)	(11,475)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(75)	(665)
Purchase of property and equipment	(801)	(261)
Purchase of short-term investment (certificates of deposit)	(25,000)	-
Redemption of short-term investment (certificates of deposit)	24,000	-
Security deposits refund	-	3
Acquisition of business - National	(124)	(19)
Collection on notes receivable	25	-
Net cash used in investing activities	(1,975)	(942)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash Flows from Financing Activities:
Inter-company costs related to the issuance of Series A preferred stock	1,298	-
Payment of Preferred A dividends	(586)	-
Proceeds from at-the-market offering	229	-
Payment of cost related to at-the-market offering	(6)	-
Proceeds from subsidiaries' offering	23,011	55,904
Payment of costs related to subsidiaries' offering	(2,167)	(2,998)
Proceeds from exercise of subsidiary's warrants	96	-
Proceeds from 2017 Subordinated Note Financing	-	3,254
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	(255)	-
Proceeds from Opus Credit Facility	-	2,000
Proceeds from 2018 Venture Notes	21,707	-
Payment of debt issue costs associated with 2018 Venture Notes	(1,814)	-
Payment of subsidiaries' Convertible Note	(1,858)	-
Net cash provided by financing activities	39,655	58,160

Net increase in cash and cash equivalents, cash deposits with clearing organizations and restricted cash	10,105	45,743

Cash and cash equivalents, cash deposits with clearing organizations and restricted cash at beginning of period	132,343	105,184
Cash and cash equivalents, cash deposits with clearing organizations and restricted cash at end of period	$142,448	$150,927

Supplemental disclosure of cash flow information:
Fortress
Cash paid for interest - non-related party	$394	$58
Cash paid for interest - related party	$853	$-

NHLD
Cash paid for interest	$2	$4
Cash paid for income taxes	$13	$81

Supplemental disclosure of non-cash financing and investing activities:
Fortress
Issuance of restricted stock	$1	$1
Issuance of warrants in conjunction with 2017 Subordinated Note Financing	$-	$206
Receivable from ATM issuances	$89	$-
Debt discount related to Opus Credit Facility	$-	$158
Common shares issuable for license acquired	$-	$1,682
Common shares issued for 2017 Subordinated Note Financing interest expense	$500	$-
Property, plant and equipment included in account payable and accrued liabilities	$2,321	$-

NHLD
Fixed assets (acquired but not paid)	$9	$23
Business acquired	$124	$19

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

As of March 31, 2018, in addition to National, the Company has several consolidated Fortress Companies, some of which contain product licenses, including: Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. ( “Mustang”) and Tamid Bio, Inc. ("Tamid”).  The Company also has operational subsidiaries CB Securities Corporation (“CB Securities”), Innmune Limited and FBIO Acquisition, Inc. (the acquisition vehicle we used to obtain National) and acquisition companies for which the Company is actively seeking product candidate licenses, including Coronado SO Co. (“Coronado SO”), Escala Therapeutics, Inc. (“Escala”), GeneXion Oncology, Inc. (“GeneXion”), Fortress Biotech China, Inc. (“Fortress China”), FBIO Acquisition Corp. IV and FBIO Acquisition Corps. VI - XIV.

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities and the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure will be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year for each of the Company, Avenue, Checkpoint, Mustang and National. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2018, from which the Company derived the balance sheet data at December 31, 2017, as well as National’s Form 10-K and 10-K/A filed with the SEC on December 22, 2017 and January 17, 2018, respectively and their Form 10-Q, filed with the SEC on February 14, 2018, Checkpoint’s Form 10-K filed with the SEC on March 16, 2018, Mustang’s Form 10-K, filed with the SEC on March 29, 2018, and Avenue’s Form 10-K, filed with the SEC on March 1, 2018.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Avenue, Aevitas, Caelum, CB Securities, Cellvation, Coronado SO, Checkpoint, Cyprium, Escala, GeneXion, Helocyte, Innmune Limited, JMC, Mustang, NHLD, Tamid, Coronado SO, Escala, Fortress China, FBIO Acquisition Corp. IV and FBIO Acquisition Corps. VI - XIV. All intercompany balances and transactions have been eliminated.

The National assets acquired and liabilities assumed and revenues and expenses are reported on a one quarter lag. Therefore, the National assets acquired and liabilities assumed included in these condensed consolidated financial statements as of March 31, 2018 are actually the assets and liabilities as of December 31, 2017 and the revenues and expenses included in these condensed consolidated financial statements for the quarter ending March 31, 2018 are actually the revenues and expenses for the quarter ending December 31, 2017.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived and intangible assets, fair value measurements, stock-based compensation, common stock issued to acquire licenses, investments, accrued expenses, derivative warrant liabilities, revenue with customers, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Form 10-K filed with the SEC on March 16, 2018, with the exception of revenue recognition.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) as modified by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The impact of adoption on January 1, 2018 is primarily related to National’s investment banking expenses of $0.1 million that were deferred as of September 30, 2017 (National’s financials are included in the Company’s financials at a three-month lag) under the previously existing accounting guidance, which would have been expensed in prior periods under the new revenue standard. Since the impact was immaterial, the Company elected not to record this amount in retained earnings as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s revenue. Accordingly, the new revenue standard will be applied prospectively in the Company’s financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. Further, the adoption of ASU 2014-09 did not have a material impact on net Fortress revenue.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The new revenue standard requires enhanced disclosures, which are included in footnote 21 to our condensed consolidated financial statements beginning with the three months ended March 31, 2018.

Contract Assets

Contract assets represent the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer, excluding unconditional rights to consideration that are presented as receivables.

Contract Liabilities

Contract liabilities represent the Company’s obligation to deliver products or provide data to customers in the future for which cash has already been received.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU No. 2016-15 as of January 1, 2018. The adoption of this update did not impact the Company’s condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU No. 2016-01 as of January 1, 2018. The adoption of this update did not impact the Company’s consolidated financial statements and related disclosures.

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

3. National Holdings Corporation Acquisition - Intangible Assets

Intangible assets consist of trademark and customer lists acquired in the offer under the purchase method of accounting and are recorded at fair value net of accumulated amortization since the purchase date. Amortization is calculated using the straight-line and accelerated methods over the following estimated useful lives:

Useful life
Trademark	10 years
Customer lists	6 years

The carrying amount related to acquired intangible assets as of March 31, 2018 are as follows ($ in thousands):

Intangible assets at December 31, 2017	$14,340
Amortization expense	(690)
Intangible assets at March 31, 2018	$13,650

The future amortization of these intangible assets is as follows ($ in thousands):

	Trademark	Customer List	Total
Nine Months Ended December 31, 2018	$226	$1,884	$2,110
Year Ended December 31, 2019	300	2,500	2,800
Year Ended December 31, 2020	301	2,506	2,807
Year Ended December 31, 2021	300	2,500	2,800
Year Ended December 31, 2022	300	1,726	2,026
Thereafter	1,107	–	1,107
Total	$2,534	$11,116	$13,650

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the three months ended March 31, 2018.

4. Broker-Dealers and Clearing Organizations, Other Receivables and Prepaid Expenses and Other Current Liabilities

At December 31, 2017 and September 30, 2017, National’s receivables of $3.2 million and $7.4 million, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with National’s retail brokerage business as well as asset-based fee revenue associated with National’s Investment advisory business. National also has other receivables at December 31, 2017 and September 30, 2017 of $4.9 million and $5.2 million, respectively, which principally represent trailing commissions, tax and accounting fees and investment banking fees, net of an allowance for uncollectable accounts of $0.6 million, and $0.5 million, respectively, and are included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheet.

5. Forgivable Loans Receivable

From time to time, National's operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2022. Forgiveness of loans amounted to $0.2 million and $0.2 million for the three months ended December 31, 2017 and 2016, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable. Amortization of loan forgiveness was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note.

National provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of December 31, 2017, no allowance for doubtful accounts was required.

There were no unamortized forgivable loans outstanding at December 31, 2017 attributable to registered representatives who ended their affiliation with National’s subsidiaries prior to the fulfillment of their obligation.

6. Property and Equipment

Fortress's property and equipment, exclusive of National's property and equipment, consisted of the following ($ in thousands):

	Estimated Useful	March 31,	December 31,
	Lives (in years)	2018	2017
Computer equipment	3	$594	$543
Furniture and fixtures	5	1,015	1,009
Machinery and equipment	5	143	143
Leasehold improvements	5 - 15	5,383	5,351
Construction in process (1)	N/A	4,237	1,241
Total property and equipment		11,372	8,287
Less: accumulated depreciation		(1,367)	(1,171)
Property and equipment, net		$10,005	$7,116

(1)	Relates to the Mustang cell processing facility

Fortress's depreciation expense for the three months ended March 31, 2018 and 2017, was approximately $0.2 million and $0.2 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National's property and equipment as of December 31, 2017 and September 30, 2017, consisted of the following ($ in thousands):

	Estimated Useful	December 31,	September 30,
	Lives (in years)	2017	2017
Equipment	5	$1,339	$1,306
Furniture and fixtures	5	291	284
Leasehold improvements	Lesser of useful life or term	1,011	1,006
Capital Leases (primarily composed of computer equipment)	5	276	276
Fixed assets – gross		2,917	2,872
Accumulated depreciation and amortization		(644)	(475)
Fixed assets – net		$2,273	$2,397

7. Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring bass but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Origo Acquisition Corporation

A shareholder meeting of “Origo Acquisition Corporation” (“Origo”) was held on March 12, 2018, at which the Origo shareholders approved the extension of the date by which to consummate a business combination to June 12, 2018.

As of March 31, 2018, the Company valued its investment in Origo, a publicly traded company, utilizing the following assumptions: probability of a successful business combination of 38.4%, and no dividend rate, which yielded an instrument value upon business combination of $10.96 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model at a value of $0.44 for each right and $0.36 for each warrant. Based upon the valuation, the Company recorded a decrease in fair-value of investment of $0.1 million for the three months ended March 31, 2018. At March 31, 2018, the fair value of the Company’s investment in Origo was, $1.3 million. The Company’s working capital note with Origo of $0.3 million can be converted to stock upon a successful business combination.

Securities Owned

National

The fair value of National’s warrants, representing the cumulative value of warrants received in publicly traded companies’, in which NSC as placement agent received warrants as the placement agent. National calculated the fair value of the warrants using a Black Scholes model. A summary of the weighted averages (in aggregate) of significant unobservable inputs (Level 3 inputs) used in measuring National’s warrants that are categorized within Level 3 of the fair value hierarchy as of March 31, 2018 is as follows:

December 31, 2017
Risk-free interest rate	1.53% – 2.2%
Expected dividend yield	–%
Expected term in years	.43 – 4.35
Remaining volatility	369.19% – 59.69%
Strike price	$0.01 – $10.00

($ in thousands)	Fair Value of Derivative Warrants
Beginning balance at September 30, 2017	$548
Change in fair value of derivative liabilities	138
Ending balance at December 31, 2017	$686

Warrant Liabilities

Helocyte

The fair value of Helocyte’s warrant liability, which was issued in connection with Helocyte’s convertible note (see Note 11), was measured using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Helocyte’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2018 is as follows:

March 31, 2018
Risk-free interest rate	2.411% - 2.447%
Expected dividend yield	-%
Expected term in years	3.25 – 3.67
Expected volatility	70.0%
Strike price	$0.46

($in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2018	$87
Change in fair value of derivative liabilities	(9)
Ending balance at March 31, 2018	$78

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes at Fair Value

Helocyte

Helocyte’s convertible note is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Helocyte’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of March 31, 2018 is as follows:

March 31, 2018
Risk-free interest rate	1.96%- 2.21%
Expected dividend yield	-%
Expected term in years	0.58 – 1.67
Expected volatility	53.1%

($in thousands)	Helocyte Convertible Note, at fair value
Beginning balance at January 1, 2018	$4,700
Payment of convertible notes	(1,858)
Change in fair value of convertible notes	(331)
Ending balance at March 31, 2018	$2,511

Caelum

Caelum’s convertible debt is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of March 31, 2018 is as follows:

March 31, 2018
Risk-free interest rate	1.71%- 2.17%
Expected dividend yield	-%
Expected term in years	0.21 – 1.46
Expected volatility	53.1%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($in thousands)	Caelum Convertible Note, at fair value
Beginning balance at January 1, 2018	$10,059
Change in fair value of convertible notes	81
Ending balance at March 31, 2018	$10,140

The following tables classify the fair value hierarchy of Fortress's financial instruments, exclusive of National's financial instruments, measured at fair value as of March 31, 2018 and December 31, 2017:

	Fair Value Measurement as of March 31, 2018
($in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$–	$–	$1,272	$1,272
Total	$–	$–	$1,272	$1,272

Liabilities
Warrant liabilities	$–	$–	$78	$78
Caelum Convertible Note, at fair value	–	–	10,140	10,140
Helocyte Convertible Note, at fair value	–	–	2,511	2,511
Total	$–	$–	$12,729	$12,729

	Fair Value Measurement as of December 31, 2017
($in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$–	$–	$1,390	$1,390
Total	$–	$–	$1,390	$1,390

Liabilities
Warrant liabilities	$–	$–	$87	$87
Caelum Convertible Note, at fair value	–	–	10,059	10,059
Helocyte Convertible Note, at fair value	–	–	4,700	4,700
Total	$–	$–	$14,846	$14,846

The following table shows the fair values hierarchy of National's financial instruments measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017:

	Fair Value Measurement as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
National
Securities owned, at fair value
Corporate stocks	$65	$-	$-	$65
Municipal bonds	3,452	-	-	3,452
Restricted stock	-	75	-	75
Warrants	-	-	686	686
Total	$3,517	$75	$686	$4,278

Liabilities
National
Securities sold, but not yet purchased at fair value
Contingent consideration	-	-	717	717
Warrants issued - National	-	-	6,671	6,671
Total	$-	$-	$7,388	$7,388

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurement as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
National
Securities owned, at fair value
Corporate stocks	$116	$-	$-	$116
Municipal bonds	1,239	-	-	1,239
Restricted stock	-	82	-	82
Warrants	-	-	548	548
Total	$1,355	$82	$548	$1,985

Liabilities
National
Securities sold, but not yet purchased at fair value
Municipal bonds	151	-	-	151
Contingent consideration	-	-	311	311
Warrants issued - National	-	-	5,597	5,597
Total	$151	$-	$5,908	$6,059

Warrants issued - National

The fair value of the 5.4 million warrants issued by National (represents 44% of the warrants issued to non-Fortress shareholders) are being classified as a liability in the Condensed Consolidated Statement of Operations at March 31, 2018. Such valuation (using level 3 inputs) was determined by use of the Black-Scholes option pricing model using the following assumptions:

December 31, 2017
Dividend yield	–%
Expected volatility	46.13%
Risk-free interest rate	2.20%
Life (in years)	3.69

($ in thousands)	National’s Warrants
Beginning balance at September 30, 2017	$5,597
Change in fair value of derivative liability	1,074
Ending balance at December 31, 2017	$6,671

National listed the warrants on the Nasdaq Capital Market under the symbol “NHLDW” in February 2017.

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments for the three months ended March 31, 2018:

($ in thousands)	Investment in Origo	Helocyte Convertible Note, at fair value	Caelum Convertible Note, at fair value	Warrants issued and issuable	Warrant liabilities	Total
Balance at December 31, 2017	$1,390	$4,700	$10,059	$5,597	$87	$21,833
Payment of convertible note	-	(1,858)	-	-	-	(1,858)
Change in fair value of investments	(118)	-	-	-	-	(118)
Change in fair value of convertible notes	-	(331)	81	-	-	(250)
Change in fair value of derivative liabilities	-	-	-	1,074	(9)	1,065
Balance at March 31, 2018	$1,272	$2,511	$10,140	$6,671	$78	$20,672

For the three months ended March 31, 2018, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company and Mustang, Checkpoint, Helocyte, Caelum and Cyprium require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three months ended March 31, 2018 and 2017, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations, as reflected in the table below:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017
Fortress Companies:
Checkpoint	$–	$400
Helocyte	21	–
Mustang	75	575
Cellvation	1	–
Caelum	–	219
Cyprium	–	100
Total	$97	$1,294

Checkpoint

The table below provides a summary of Checkpoint’s expense related to its licenses, for the three months ended March 31, 2018 and 2017 by license as recorded in the Condensed Consolidated Statements of Operations:

($ in thousands)	For the three months ended March 31
	2018	2017
Jubliant Biosys License CK-103	$–	$400
Total licenses acquired expense	$–	$400

In addition, for the three months ended March 31, 2018 and 2017, approximately $44,000 and $28,000, respectively, was recognized in revenue from the collaboration agreement with TG Therapeutics, Inc. (“TGTX”), a related party, in the Condensed Consolidated Statements of Operations.

Mustang

The table below provides a summary of Mustang’s expense related to its licenses, for the three months ended March 31, 2018 and 2017 by license as recorded in the Condensed Consolidated Statements of Operations:

($ in thousands)	For the three months ended March 31
	2018	2017
City of Hope (COH) IL-13 License	$–	$250
COH IV/ICV Agreement	–	125
University of California License for PSCA	–	200
Manufacturing License	75	–
Total licenses acquired expense	$75	$575

City of Hope Manufacturing Methods License

In January 2018, Mustang entered into a Non-Exclusive License Agreement (the “Manufacturing License”) with COH to acquire intellectual property rights in patent applications, know-how and regulatory filings pertaining to methods of manufacturing T-cells in connection with CAR-T development and isolated populations of therapeutic T-cells bearing specific surface markers. Mustang paid an upfront fee of $75,000 in connection with the Manufacturing License. COH is eligible to receive an annual maintenance fee of $15,000, which is creditable against royalties due to COH under the Manufacturing License. Royalty payments in the low single digits are due on net sales of licensed products, with lower royalties due with respect to licensed products that incorporate a chimeric antigen receptor that is separately licensed from COH to Mustang.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Option on Collaboration Agreement with TGTX

On February 2, 2018 Mustang entered into an Option Agreement the (“TGTX Mustang Option”) with TG Therapeutics, Inc. (“TGTX”), a related party, whereby TGTX was granted the option to enter into a global collaboration on the joint development and commercialization of product candidates pertaining to Mustang’s CD20 license agreement with the Fred Hutchinson Cancer Research Center. In consideration of the TGTX Mustang Option, TGTX paid an option fee of $50,000, which was recorded by Mustang as Collaboration Revenue Related Party in the Condensed Consolidated Statement of Operations. The Option expires 180 days after the effective date and can be extended for three months upon mutual written consent. Mr. Weiss, our Executive Vice Chairman, Strategic Development, serves as the Chief Executive Officer of TGTX.

Caelum

For the three months ended March 31, 2018 and 2017, respectively, Caelum recorded expense of nil and $0.2 million in connection with its license for CAEL-101 from Columbia University.

Cyprium

For the three months ended March 31, 2018 and 2017, respectively, Cyprium recorded expense of nil and $0.1 million in connection with its license for CUTX-101 (copper histidinate injection) from the Eunice Kennedy Shriver National Institute of Child Health and Human Development (“NICHD”).

9. Sponsored Research and Clinical Trial Agreements

Aevitas

On January 25, 2018, Aevitas entered into a Sponsored Research Agreement with the University of Massachusetts (“UMass SRA”) for certain continued research and development activities related to the development of adeno-associated virus (“AAV”) gene therapies in complement-mediated diseases. The total amount to be funded by Aevitas under the UMass SRA is $0.8 million. Pursuant to the terms of the UMass SRA, Aevitas paid $0.8 million which was due upon execution. For the three months ended March 31, 2018, Aevitas recorded expense of $0.1 million in connection with the UMass SRA. The expense was recorded in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

Caelum

On March 12, 2018, Caelum entered into a Sponsored Research Agreement with Columbia University to conduct preclinical research in connection with CAEL 101. The total cost of the study approximates $0.1 million. For the three months ended March 31, 2018 and 2017, respectively, Caelum recorded expense of approximately $11,000 and nil, respectively in connection with the agreement. The expense was recorded in research and development expense in the Condensed Consolidated Statements of Operations.

Cellvation

For the three months ended March 31, 2018 and 2017, respectively, Cellvation recorded expense of $82,500 and nil, respectively in connection with its sponsored research arrangement with the University of Texas. The expense was recorded in research and development expense in the Condensed Consolidated Statements of Operations.

Checkpoint

In connection with its license agreement with NeuPharma, Inc. (“NeuPharma”), Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities and subsequently entered into an agreement with TGTX, a related party, to assume all costs associated with this Sponsored Research Agreement, including all amounts previously paid by the Company. For the three months ended March 31, 2018 and 2017, approximately $31,000 and $0.2 million, respectively, was recognized in research and development expense in connection with the Sponsored Research Agreement in the Condensed Consolidated Statements of Operations.

In addition, for the three months ended March 31, 2018 and 2017, approximately $31,000 and $0.2 million, respectively, was recognized in revenue in connection with the Sponsored Research Agreement in the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Helocyte

The table below provides a summary of Helocyte’s expense related to its clinical research arrangements, for the three months ended March 31, 2018 and 2017, by agreement as recorded in the Condensed Consolidated Statements of Operations:

($ in thousands)	For the three months ended March 31
	2018	2017
COH Triplex clinical research and support	$–	$500
COH PepVax clinical research and support	–	235
Total licenses acquired expense	$–	$735

During the first quarter of 2018, Helocyte elected to discontinue the further development of its HLA-restricted, single-antigen PepVax program and as such will cease to incur costs associated with this program.

Mustang

The table below provides a summary of Mustang’s expense related to its sponsored research agreements, for the three months ended March 31, 2018 and 2017, by license as recorded in the Condensed Consolidated Statements of Operations:

($ in thousands)	For the three months ended March 31
	2018	2017
COH CAR T	$500	$500
COH - CD123	150	20
COH - IL13Rα2	360	9
City of Hope - Manufacturing	114	–
Fred Hutch - CD20	266
Total	$1,390	$529

COH Sponsored Research Arrangement Related to Manufacturing Methods

On January 3, 2018, in connection with the Manufacturing License, Mustang entered into a Sponsored Research Agreement (the “Manufacturing SRA”) with COH in connection with the optimization and development of CAR T cell manufacturing processes and procedures. Pursuant to the terms of Manufacturing SRA, Mustang paid $0.9 million to fund the research program thereunder, which has an initial term of two (2) years. For the three months ended March 31, 2018 Mustang recorded approximately $0.1 million, in research and development expenses in the Company’s Condensed Consolidated Statements of Operations. Additionally, Mustang recorded the upfront payment of $0.9 million as an asset in the Company’s Condensed Consolidated Balance Sheets.

Fred Hutch Sponsored Research Agreement Related to the Manufacturing Process

On March 17, 2018, due to Fred Hutch’s operation of a process development research organization whose primary focus is on the development and optimization of processes and systems associated with the manufacture of cellular therapies, Mustang entered into a Sponsored Research Agreement (the “Fred Hutch Manufacturing SRA”) with Fred Hutch in order to conduct a research program titled “Optimization of the anti-CD20 CART (Protocol 9738) manufacturing process.” Pursuant to the terms of the Fred Hutch Manufacturing SRA, Mustang will fund $0.6 million for the research program thereunder, which has an initial term of one year. For the three months ended March 31, 2018 Mustang recorded approximately $12,000, in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

Tamid

On November 30, 2017, in connection with its three separate license agreements with UNC, Tamid entered into a Sponsored Research Agreement with UNC (“UNC SRA”) for certain continued research and development activities related to Nanodysferlin for treatment of Dysferlinopathy, and AAV-HLA-G for ocular diseases. Total amount to be funded by Tamid under the UNC SRA is $2.3 million over a term of three years. Pursuant to the terms of the UNC SRA, Tamid paid $0.8 million which was due upon execution. For the three months ended March 31, 2018, Tamid recorded expense of $0.2 million in connection with the UNC SRA. The expense was recorded in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Intangibles, net

Journey

Pursuant to the terms of Journey’s license agreements for its branded products, Journey made upfront payments totaling $1.6 million. With the commencement of sales of these products, Journey began amortization of these costs over their respective three year estimated useful life. For the three months ended March 31, 2018 and 2017, Journey recognized expense of approximately $0.1 million and $0.1 million, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations.

11. Debt and Interest

Debt

2018 Venture Notes

During the period ended March 31, 2018, the Company closed a private placement of promissory notes for an aggregate of $21.7 million (the “2018 Venture Notes”) through National Securities Corporation (“NSC”), a wholly-owned subsidiary of National and a related party by virtue of the Company’s ownership of National. The Company intends to use the proceeds from the 2018 Venture Notes to acquire and license medical technologies and products through existing or recently formed Company subsidiaries. The Company may also use the proceeds to finance its subsidiaries. The notes mature 36 months from issuance, provided that during the first 24 months the Company may extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months.

NSC acted as the sole placement agent for the 2018 Venture Notes. The Company paid NSC a fee of $1.7 million during the three months ended March 31, 2018 in connection with its placement of the 2018 Venture Notes. At March 31, 2018, the fee, which was recorded as debt discount and will be amortized over the life of the 2018 Venture Notes, was eliminated in consolidation.

The 2018 Venture Notes allows the Company to transfer a portion of the proceeds from the 2018 Venture Notes to a Fortress subsidiary upon the completion by such subsidiary of an initial public offering in which it raises sufficient equity capital so that it has cash equal to five times the amount of the portion of the proceeds of the 2018 Venture Notes so transferred. At the time of transfer the Company’s obligation under the NSC Note will be reduced by the amount transferred.

For the period ended March 31, 2018, the Company transferred $1.4 million to Aevitas, $1.0 million to Tamid and $0.4 million to Cellvation.

In connection with this transfer NSC will receive warrants to purchase each such subsidiary’s stock equal to 25% of that subsidiary’s proceeds of the 2018 Venture Notes divided by the lowest price at which the subsidiary sells its equity in its first third party equity financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress subsidiary’s common stock. The value of the warrants, if any, is eliminated in consolidation. As of March 31, 2018, the warrants were contingently issuable as neither an initial public offering nor a third-party financing had occurred.

Opus Credit Facility Agreement Maturity Date Extension

On March 12, 2018, the Company and Opus Point Healthcare Innovation Healthcare Fund (“OPHIF”) amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”). The A&R Opus Credit Facility extends the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total debt consists of the following as of March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017	Interest rate	Maturity
IDB Note	$14,929	$14,929	2.25%	August - 2020
2017 Subordinated Note Financing	3,254	3,254	8.00%	March - 2020
2017 Subordinated Note Financing	13,893	13,893	8.00%	May - 2020
2017 Subordinated Note Financing	1,820	1,820	8.00%	June - 2020
2017 Subordinated Note Financing	3,018	3,018	8.00%	August - 2020
2017 Subordinated Note Financing	6,371	6,371	8.00%	September - 2020
2018 Venture Notes	6,517	–	8.00%	February – 2021
2018 Venture Notes	15,190	–	8.00%	March - 2021
Opus Credit Facility	9,500	9,500	12.00%	September – 2019
Helocyte Convertible Note, at fair value	–	1,000	5.00% - 8.00%	December 2017
Helocyte Convertible Note, at fair value	860	2,194	5.00% - 8.00%	March - 2018
Helocyte Convertible Note, at fair value	945	1,062	5.00% - 8.00%	April - 2018
Helocyte Convertible Note, at fair value	372	444	5.00% - 8.00%	May - 2018
Helocyte Convertible Note, at fair value	310	–	5.00% - 8-00%	September 2018
Helocyte Convertible Note, at fair value	23	–	5.00% - 8.00%	November 2018
Caelum Convertible Note, at fair value	1,026	1,017	8.00%	January - 2019
Caelum Convertible Note, at fair value	6,956	6,900	8.00%	February - 2019
Caelum Convertible Note, at fair value	2,158	2,142	8.00%	March - 2019
Total notes payable	87,142	67,544
Less: Discount on notes payable	1,047	1,035
Total notes payable	$86,095	$66,509

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended March 31,
($in thousands)	2018	2017
IDB Note
Interest	$84	$82
Total IDB Note	84	82
NSC Debt
Interest	-	71
Amortization of fees	-	38
Total NSC Debt	-	109
2017 Subordinated Note Financing
Interest	1,048	-
Amortization of fees	21	-
Total 2017 Subordinated Note Financing	1,069	-
Opus Credit Facility
Interest	281	232
Amortization of fees	319	208
Total Opus Note	600	440
2018 Venture Notes
Interest	56	-
Amortization of fees	1	-
Total 2018 Venture Notes	57	-
LOC Fees
Interest	7	8
Total LOC	7	8
Helocyte Convertible Note
Interest	68	54
Financing fee	-	1
Total Helocyte Convertible Note	68	55
Avenue Convertible Note
Financing fee	-	3
Total Avenue Convertible Note	-	3
Caelum Convertible Note
Interest	196	-
Total Caelum Convertible Note	196	-
Other
Interest	2	1
Total Other	2	1
Total Interest Expense and Financing Fee	$2,083	$698

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities, excluding National, consisted of the following:

	March 31, 2018	December 31, 2017
Accrued expenses:
Professional fees	$1,497	$1,625
Salaries, bonuses and related benefits	6,002	5,279
Accrued expenses - related party	107	95
Research and development	7,061	4,046
Dr. Falk Pharma milestone (See Note 16)	3,059	3,059
Accrued royalties payable	1,091	1,411
Accrued coupon expense	735	–
Deferred coupon funding	1,516	1,087
Other	646	1,030
Total accrued expenses	$21,714	$17,632

Other long-term liabilities:
Deferred rent	4,759	4,739
Total other long-term liabilities	$4,759	$4,739

National's accounts payable and other accrued expenses as of December 31, 2017 and September 30, 2017, consisted of the following:

	December 31,	September 30,
	2017	2017
Legal	$653	$877
Audit	171	176
Telecommunications	208	205
Data Services	454	464
Regulatory	663	540
Settlements	1,789	2,403
Deferred rent	684	497
Other	3,437	3,242
Total	$8,059	$8,404

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. Non-Controlling Interests

Non-controlling interests in consolidated entities, as recorded on the Condensed Consolidated Balance Sheets are as follows:

	As of March 31, 2018
	NCI equity share	Net gain/(loss) attributable to non-controlling interests	Non-controlling interests in consolidated entities	Non-controlling ownership
Aevitas	$(356)	$(47)	$(403)	37.0%
Avenue[2]	12,719	(6,691)	6,028	64.4%
Caelum	(2,133)	(707)	(2,840)	33.9%
Cellvation	(387)	(51)	(438)	21.6%
Checkpoint[1]	24,662	(5,175)	19,487	67.4%
Coronado SO	(290)	–	(290)	13.0%
Cyprium	(169)	(31)	(200)	10.8%
Helocyte	(3,124)	(33)	(3,157)	19.8%
JMC	(461)	56	(405)	6.3%
Mustang[2]	36,961	(3,733)	33,228	59.7%
National Holdings	15,805	(734)	15,071	43.4%
Tamid	(132)	(54)	(186)	24.0%
Total	$83,095	$(17,200)	$65,895

	As of December 31, 2017
	NCI equity share	Net gain/(loss) attributable to non-controlling interests	Non-controlling interests in consolidated entities	Non-controlling ownership
Aevitas	$(126)	$(168)	$(294)	35.4%
Avenue[2]	17,454	(4,646)	12,808	66.1%
Caelum	(815)	(1,262)	(2,077)	34.7%
Cellvation	(259)	(96)	(355)	21.5%
Checkpoint[1]	21,635	(12,314)	9,321	62.0%
Coronado SO	(236)	(54)	(290)	13.0%
Cyprium	(143)	(15)	(158)	11.1%
Helocyte	(1,907)	(1,193)	(3,100)	20.0%
JMC	(469)	7	(462)	6.3%
Mustang[2]	48,740	(11,911)	36,829	61.6%
National Holdings	17,021	(1,216)	15,805	43.4%
Tamid	(6)	(92)	(98)	24.0%
Total	$100,889	$(32,960)	$67,929

(1)	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.

(2)	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the three- months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Warrants to purchase Common Stock	894,189	383,453
Opus warrants to purchase Common Stock	1,880,000	1,860,000
Options to purchase Common Stock	1,085,501	1,105,502
Convertible Preferred Stock	1,000,000	–
Unvested Restricted Stock	11,050,943	9,912,161
Unvested Restricted Stock Units	1,778,154	1,249,232
Total	17,688,788	14,510,348

15. Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017
Employee awards	$828	$367
Executive awards of Fortress Companies’ stock	632	1,463
Fortress Companies:
Avenue	349	5
Checkpoint	1,137	979
Mustang	1,995	-
Other	112	115
Total stock-based compensation	$5,053	$2,929

For the three months ended March 31, 2018 and 2017, approximately $2.3 million and $0.8 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.7 million and $2.1 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2017	1,110,501	$3.78	$1,351,080	3.95
Exercised	-	-	-	-
Options vested and expected to vest at March 31, 2018	1,110,501	$3.78	$1,701,361	3.71
Options vested and exercisable	1,085,501	$3.75	$1,701,361	3.68

As of March 31, 2018, Fortress had no unrecognized stock-based compensation expense related to options.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2017	11,874,034	$2.63
Restricted stock granted	1,392,856	3.99
Restricted stock vested	(213,334)	2.76
Restricted stock units granted	230,000	4.98
Restricted stock units forfeited	(42,417)	3.52
Restricted stock units vested	(64,750)	3.49
Unvested balance at March 31, 2018	13,176,389	$2.81

  As of March 31, 2018, and 2017, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $8.4 million and $3.4 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years and 2.8 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2017	2,774,189	$3.30	$2,204,530	4.47
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2018	2,774,189	$3.30	$3,586,975	4.22
Exercisable as of March 31, 2018	869,189	$3.96	$634,225	3.81

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of March 31, 2018, 245,652 shares have been purchased and 154,348 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $38,000 and $35,000, respectively for the three months ended March 31, 2018 and 2017.

Capital Raises

Fortress

At the Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with MLV & Co. LLC, or MLV, and FBR Capital Markets & Co., or FBR (the “ATM”), for the period ended March 31, 2018, the Company issued 64,797 shares of common stock at an average price of $4.92 per share for gross proceeds of $0.3 million. In connection with these sales the Company paid a fee of approximately $5,700 to FBR.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fortress Companies

Checkpoint Therapeutics, Inc.

Checkpoint Public Offering of Common Stock

On March 12, 2018, Checkpoint closed on underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from this offering were approximately $20.8 million, net of underwriting discounts and estimated offering expenses of approximately $2.2 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by Checkpoint with the Securities and Exchange Commission.

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

Dr. Falk Pharma, GmbH v. Fortress Biotech, Inc. (Frankfurt am Main Regional Court, Ref. No. 3-06 O 28/16).  Dr. Falk Pharma, GmbH (“Dr. Falk Pharma”) and Fortress are among the parties to that certain Collaboration Agreement dated March 20, 2012, whereby they agreed to collaborate to develop a product for treatment of Crohn’s disease.  A dispute has arisen between Dr. Falk Pharma and Fortress with respect to their relative rights and obligations under the Collaboration Agreement.  Specifically, Dr. Falk Pharma contends that it fulfilled its contractual obligations to Fortress and is entitled to the final milestone payment due under the Collaboration Agreement - EUR 2.5 million.  Fortress contends that no such payment is due because a condition of the EUR 2.5 million payment was the delivery of a Clinical Study Report that addressed the primary and secondary objectives of a Phase II trial, and Fortress contends that Dr. Falk Pharma failed to deliver such a Clinical Study Report.  Dr. Falk Pharma disputes that it failed to deliver such a report and further disputes that the delivery of such a report is a condition of Fortress’s obligation to make the EUR 2.5 million payment.  After the parties’ attempts to negotiate a settlement of the dispute were unsuccessful, Dr. Falk Pharma filed a lawsuit against Fortress in the above-referenced Court in Frankfurt, Germany to recover the EUR 2.5 million plus interest and attorneys’ fees, and Fortress was served with the English translation of the lawsuit on August 11, 2016.  Fortress retained local counsel and, on December 14, 2016, filed an answer to the complaint, denying that it had any liability to Dr. Falk Pharma.  On July 27, 2017, Fortress received a judgment from the court in Frankfurt awarding the full amount (EUR 2.5 million) plus interest to Dr. Falk Pharma.  Fortress appealed the decision to the Higher Regional Court of Frankfurt on August 28, 2017, and the initial response of Dr. Falk Pharma to the appeal was filed on February 16, 2018.  Fortress’ external counsel in Germany is preparing a reply to that response, and Fortress intends to continue to vigorously defend its position on appeal.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where the National believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the National’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At December 31, 2017 and September 30, 2017, the National accrued approximately $1.8 million and $2.4 million, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended December 31, 2017 and 2016 were $0.2 million and $6,000, respectively, which is included in other administrative expenses. National has included in "Professional fees" litigation and FINRA related expenses of $0.4 million and $0.5 million for the three months ended December 31, 2017 and 2016, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17. Related Party Transactions

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 13.7% of the Company’s issued and outstanding Common Stock as of March 31, 2018. The Company’s Executive Vice Chairman, Strategic Development owns approximately 16.0% of the Company’s issued and outstanding Common Stock at March 31, 2018.

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended March 31, 2018 and 2017, the Company invoiced TGTX $0.3 million and $0.2 million, respectively. At March 31, 2018, the amount receivable from TGTX related to this arrangement approximated $0.3 million.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), as of March 31, 2018, the Company had paid $0.6 million in rent under the Desk Space Agreements, and invoiced OPPM and TGTX approximately $42,000 and $0.3 million, respectively, for their prorated share of the rent base. In addition, for the three months ended March 31, 2018, the Company had incurred approximately $32,000 in connection with the build out of the space and recorded a receivable of $14,000 due from TGTX and $3,000 due from OPPM. At March 31, 2018, the amount due from TGTX approximated $137,000 and the amount due from OPPM approximated $61,000.

Opus Credit Facility

On March 12, 2018, the Company and OPHIF amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”). The A&R Opus Credit Facility extends the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum (see Note 11). For the three months ended March 31, 2018 and 2017, we paid $0.3 million and $0.2 million, respectively.

Checkpoint Public Offering of Common Stock

NSC, a subsidiary of National (of which the Company owns 56.6% and Michael Weiss serves as Chairman of the Board of Directors), served as the Sole Book Running Manager in connection with Checkpoint’s 2018 Equity Offering, which closed on March 12, 2018. As the Sole Book Running Manager, NSC received a fee of approximately $1.8 million, or 8% on the gross proceeds raised of $23.0 million. The fees were eliminated in consolidation.

Mustang Option on Collaboration Agreement with TGTX

On February 2, 2018 Mustang entered into an Option Agreement the (“TGTX Mustang Option”) with TG Therapeutics, Inc. (“TGTX”), a related party, whereby TGTX was granted the option to enter into a global collaboration on the joint development and commercialization of product candidates pertaining to Mustang’s CD20 license agreement with the Fred Hutchinson Cancer Research Center. In consideration of the TGTX Mustang Option, TGTX paid an option fee of $50,000, which was recorded by Mustang as Collaboration Revenue Related Party in the Condensed Consolidated Statement of Operations. The Option expires 180 days after the effective date and can be extended for three months upon mutual written consent. Mr. Weiss, our Executive Vice Chairman, Strategic Development, serves as the Chief Executive Officer of TGTX.

2018 Venture Notes

For the period ended March 31, 2018, the Company raised approximately $21.7 million in promissory notes. National Securities Corporation (“NSC”), a wholly owned subsidiary of National, and a related party as a result of the Company’s ownership of National, acted as the sole placement agent for the 2018 Venture Notes. The Company paid NSC a fee of $1.7 million during the three months ended March 31, 2018, in connection with the 2018 Venture Notes. At March 31, 2018, the fee, which was recorded as debt discount on the Company’s Condensed Consolidated Balance Sheet and will be amortized over the life of the 2018 Venture Notes, was eliminated in consolidation.

Founders Agreements

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. The following table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the subsidiaries’ certificates of incorporation.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fortress Company	Effective Date (1)	PIK Dividend as a % of fully diluted outstanding capitalization		Class of Stock Issued
Helocyte	March 20, 2015	2.5%		Common Stock
Avenue	February 17, 2015	2.5%		Common Stock
Mustang	March 13, 2015	2.5%		Common Stock
Checkpoint	March 17, 2015	0.0%	(2)	Common Stock
Cellvation	October 31, 2016	2.5%		Common Stock
Caelum	January 1, 2017	2.5%		Common Stock
Cyprium	March 13, 2017	2.5%		Common Stock
Aevitas	July 28, 2017	2.5%		Common Stock
Tamid	November 30, 2017 (3)	2.5%		Common Stock

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

(3) - Represents the Trigger Date.

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. The following table summarizes, by subsidiary, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments:

Fortress Company	Effective Date	Annual MSA Fee (Income)/Expense
Helocyte	March 20, 2015	$500
Avenue (1)	February 17, 2015	500
Mustang	March 13, 2015	500
Checkpoint	March 17, 2015	500
Cellvation	October 31, 2016	500
Caelum	January 1, 2017	500
Cyprium	March 13, 2017	500
Aevitas	July 28, 2017	500
Tamid	November 30, 2017	500
Fortress		(4,500)
Consolidated (Income)/Expense		$-

Chord Advisors, LLC

In May 2015, the Company entered into a full-service consulting agreement with Chord Advisors, LLC (“Chord”) to provide advisory accounting services. Under the terms of the agreement, the Company pays Chord $10,000 per month to provide technical accounting and financial reporting support. Either party upon 30-days written notice can terminate the agreement. Mr. Horin, Managing Partner of Chord, serves as Interim Chief Financial Officer to Caelum and Helocyte. Pursuant to the agreements with Caelum and Helocyte, Chord provides back office accounting support and accounting policy and financial reporting services, including the services of Mr. Horin. Chord receives up to $5,000 per month from Caelum and Helocyte. For the three months ended March 31, 2018 and 2017, Caelum and Helocyte together incurred approximately $11,000 and $13,000, respectively, in fees.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National

As of March 31, 2018, the Company owns approximately 56.6% of National. The Company’s Executive Vice Chairman, Strategic Development is the Chairman of the Board of National.

Additionally, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice Chairman, Strategic Development are both Co-Portfolio Managers and Partners of OPPM which owns approximately 4.6% of National. In the normal course, National provides the Company and the Company’s subsidiaries with placement agent services in connection with third party raises. These fees are eliminated in consolidation.

18. Net Capital Requirements of Broker-Dealer Subsidiaries

NSC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Rule"), which, among other things, requires the maintenance of minimum net capital. At December 31, 2017, National Securities had net capital of $10.0 million which was $9.7 million in excess of its required net capital of $250,000. National Securities is exempt from the provisions of the SEC's Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cost of goods sold is directly related to product sales only. Revenues derived from co-promote revenue had no cost of goods sold.

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended March 31, 2018	Sales	Development	National	Consolidated
Net Revenue	$5,509	$394	$49,522	$55,425
Direct cost of goods	(1,472)	-	-	(1,472)
Sales and marketing costs	(2,764)	-	-	(2,764)
Research and development	-	(25,055)	-	(25,055)
General and administrative	(397)	(10,387)	-	(10,784)
National Expenses	-	-	(50,836)	(50,836)
Segment income (loss) from operations	$876	$(35,048)	$(1,314)	$(35,486)
Segment assets	$11,163	$189,560	$64,352	$265,075

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended March 31, 2017	Sales	Development	National	Consolidated
Net Revenue	$2,085	$693	$41,904	$44,682
Direct cost of goods	(469)	-	-	(469)
Sales and marketing costs	(2,267)	-	-	(2,267)
Research and development	-	(8,404)	-	(8,404)
General and administrative	(319)	(7,666)	-	(7,985)
National Expenses	-	-	(43,134)	(43,134)
Segment loss from operations	$(970)	$(15,377)	$(1,230)	$(17,577)
Segment assets	$4,039	$159,175	$48,697	$211,911

21. Revenues from Contracts and Significant Customers

Fortress

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 were presented under Topic 606, while prior period amounts were not adjusted and reported under the accounting standards in effect for the prior periods.

Impact to Journey Medical Product Sales

Topic 606 does not generally change the practice under which the Company recognizes product revenue from sales of Targadox®, Luxamend® and Ceracade®. The Company’s performance obligation to deliver products is satisfied at the point in time that the goods are delivered to the customer, which is when the customer obtains title to and has the risks and rewards of ownership of the products.

The Company’s contracts include variable consideration in the form of refunds for rights of return, price protection, and consideration payable to the customer. As such, for the three months ended March 31, 2018 and 2017, the Company recorded a return reserve of $0.7 million and $0.1 million, respectively. The Company estimates variable consideration using a percentage of sales approach. Under this method, the transaction price is constrained for the potential future returns and consideration payable to the customer because it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Because the Company’s agreements for product and product-related services revenue have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Impact to Collaboration and License Agreement Revenues

In March 2015, the Company entered into an exclusive license agreement with Dana-Farber to develop a portfolio of fully human immuno-oncology targeted antibodies. Under the terms of the agreement, Checkpoint paid Dana-Farber an up-front licensing fee of $1.0 million and, on May 11, 2015, the Company granted Dana-Farber 500,000 shares, valued at $32,500 or $0.065 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that the Company raised $10 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, the Company granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon the Company’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon the Company’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the license agreement, Dana-Farber receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the license agreement with Dana-Farber, the Company entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid the Company $0.5 million, representing an upfront licensing fee, and the Company is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, the Company is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, the Company receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to the Company.

The collaboration with TGTX contains a single material performance obligation under Topic 606, which is the granting of a license that is functional intellectual property. The Company’s performance obligation is satisfied at the point in time when the customer has the ability to use and benefit from the right to use the intellectual property.

The collaboration agreement includes fixed fees that include the upfront fee of $0.5 million and annual maintenance fees. The milestone payments are based on successful achievement of preclinical, clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales based royalty payments are recognized as revenue when the subsequent sales occur. The Company is also receiving variable consideration in the form of patent expense out of pocket cost reimbursements that are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Disaggregation of Total Revenues

The Company has three marketed products, Targadox®, Luxamend® and Ceracade. Substantially all of the Company’s product revenues are recorded in the U.S. Substantially all of the Company’s collaboration revenues are from its collaboration with TGTX. Revenues by product and collaborator are summarized as follows (in thousands):

Three months ended March 31, 2018
Targadox®	$5,498
Other branded revenue	11
Total product revenues	$5,509
TGTX	394
Total Revenue	$5,903

Contract Balances and Performance Obligations

The Company recognized collaboration and license agreement revenues of $0.4 million during the three months ended March 31, 2018 that were included in the deferred revenue balance as of January 1, 2018.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Customers

For the three months ended March 31, 2018, three of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross product revenue in the amount of $4.4 million and $3.9 million and $2.0 million, respectively. For the three months ended March 31, 2017, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross revenue in the amount of $0.8 million and $0.5 million, respectively. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statement of Operations.

At March 31, 2018, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $3.0 million and $2.1 million, respectively.

At March 31, 2017, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $0.8 million and $0.5 million, respectively.

Net Revenue from Pharmaceutical and Biotechnology Product Development represents collaboration revenue from TGTX in connection with Checkpoint, which is classified as related party revenue.

National Revenue Recognition with Customers

National recognizes revenue from contracts with customers when, or as, National satisfies its performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that National determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration National expects to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, National considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of influence, such as market volatility or the judgment and actions of third parties.

The following provides detailed information on the recognition of National’s revenues from contracts with customers:

Commissions and Other Fees. National earns commission revenue based on the execution of transactions for clients primarily in equity and equity-related products. Trade execution, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date and National records a receivable between trade-date and payment on settlement date.

Investment Banking. National provides clients with a full range of investment banking services. Investment banking services include underwriting and placement agent services in both the equity and debt, including private equity placements, initial public offerings, follow-on offerings and equity-linked convertible securities transactions and private debt. Underwriting and placement agent revenues are recognized at a point in time on trade-date, as the client obtains the control and benefit of the investment banking offering at that point. Costs associated with investment banking transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and are recorded on a gross basis within Underwriting costs in the Condensed Consolidated Statements of Operations as National is acting as a principal in the arrangement. Any expenses reimbursed by National’s clients are recognized as Investment banking revenues.

National’s revenues from advisory services primarily consist of fees generated in connection with mergers and acquisition and advisory transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully executes a specific transaction. Fees received prior to the completion of the transaction are deferred within other liabilities on the Condensed Consolidated Balance Sheets. A significant portion of the fees National receives for advisory services are considered variable as they are contingent upon a future event and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services is generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. National recognizes a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related costs are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category on the Condensed Consolidated Statements of Operations and any expenses reimbursed by the clients are recognized as Investment banking revenues.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Asset Management Fees. National receives management and performance fees in connection with investment advisory services provided to various funds and accounts, which are satisfied over time and measured using a time elapsed measure of progress as the customer receives the benefits of the services evenly throughout the term of the contract. Management and performance fees are considered variable as they are subject to fluctuation (e.g., changes in assets under management, market performance) and/ or are contingent on a future event during the measurement period (e.g., meeting a specified benchmark) and are recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Management fees are generally based on month-end assets under management or an agreed upon notional amount and are included in the transaction price at the end of each month when the assets under management or notional amount is known. Performance fees are received when the return on assets under management for a specified performance period exceed certain benchmark returns, “high-water marks” or other performance targets. The performance period related to performance fees is annual, semiannual or at the recognition of a liquidation event. Accordingly, performance fee revenue will generally be recognized only at the end of the performance period to the extent that the benchmark return has been met.

Disaggregation of Revenue

The following presents National’s revenues from contracts with customers disaggregated by major business activity for the three months ended December 31, 2017 ($ in thousands):

($ in thousands)	For the Three Months Ended December 31, 2017
Revenues from customer contracts:
Commissions	$25,618
Investment banking:
Underwriting	2,700
Private Placement	9,815
Advisory	1,314
Other	160
Sub-total National Revenue from contracts with customers	39,607
Other National revenue	9,915
Total National Revenue	$49,522

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

National does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2017. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2017.

During the three months ended December 31, 2017, National deferred $0.7 million of revenue related to performance obligations that have not been settled, mainly due to resolving uncertainties in variable consideration that was constrained in prior periods. This amount reduced investment banking revenue and was recorded as deferred revenue on the Company’s condensed consolidated balance sheet as of March 31, 2018.

Contract Balances

The timing of National’s revenue recognition may differ from the timing of payment by customers. National records a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, National records deferred revenue until the performance obligations are satisfied.

Contract Costs

Incremental contract costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as services are provided to a customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At March 31, 2018, in addition to National, we had several consolidated Fortress Companies, which contain licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), and Tamid Bio, Inc. (“Tamid”). We also have operational subsidiaries CB Securities Corporation, Innmune Limited and FBIO Acquisition, Inc. (the acquisition vehicle we used to obtain National) and acquisition companies for which we are actively seeking product candidate licenses, including Coronado SO Co., Escala Therapeutics, Inc., GeneXion Oncology, Inc., Fortress Biotech China, Inc., FBIO Acquisition Corp. IV and FBIO Acquisition Corps. VI - XIV.

Recent Events

2018 Venture Notes

During the period ended March 31, 2018, the Company closed a private placement of promissory notes for an aggregate of $21.7 million (the “2018 Venture Notes”) through National Securities Corporation (“NSC”), a wholly-owned subsidiary of National and a related party by virtue of the Company’s ownership of National. The notes mature 36 months from issuance, provided that during the first 24 months the Company may extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months.

The Company entered into a Placement Agreement with National Securities Corporation (“NSC”), a subsidiary of National and a related party, (see Note 17). Pursuant to the terms of the Agreement NSC as placement agent for both funds receives an 8% cash fee.

The 2018 Venture Notes allows for transfer of indebtedness to existing and future Fortress Companies. At the time such debt is transferred to the Fortress Company, the respective fund is issued a warrant to purchase a number of shares of common stock of the Fortress Company equal to twenty five percent (25%) of the Fortress Company’s share of proceeds divided by the lowest price at which equity securities are sold in the first third party financing of the Fortress Company.

On February 28, 2018, the Company raised gross proceeds of $21.7 million and paid NSC placement agent fees of $1.7 million.

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

Avenue

In March and April 2018, we received notices of allowances for three patent applications covering methods of administration for IV Tramadol. The patents are expected to be issued in the second quarter of 2018.

Aevitas

On February 26, 2018, Aevitas entered into a sponsored research agreement (“SRA”) with the laboratory of Guangping Gao, Ph.D., at the University of Massachusetts Medical School. The SRA will evaluate construct optimization in the development of gene therapies based on Aevitas’ adeno-associated virus (“AAV”) technology. Aevitas also formed a scientific advisory board, with Dr. Gao as its first member.

Checkpoint

On March 12, 2018, Checkpoint closed on underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from this offering were approximately $20.8 million, net of underwriting discounts and estimated offering expenses of approximately $2.2 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by Checkpoint with the Securities and Exchange Commission.

On March 21, 2018, Checkpoint announced the completion of the dose escalation portion of the ongoing Phase 1 clinical trial of CK-301, a fully human antibody, in selected recurrent or metastatic cancers, and the initiation of the first dose expansion cohort, which is evaluating an 800 mg dose of CK-301 administered every two weeks. Initial data from the expansion cohort is expected in the second half of 2018, with the initiation of the first registration trial in first-line non-small cell lung cancer targeted for the first quarter of 2019.

Helocyte

During the quarter ended March 31, 2018, Helocyte elected to discontinue the further development of its HLA-restricted, single-antigen PepVax program.

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

For the three months ended March 31, 2018, we generated $55.4 million of net revenue, of which $49.5 million of revenue relates to National, $0.4 million of revenue is in connection with Checkpoint and Mustang’s collaborative agreements with TGTX and $5.5 million of revenue relates primarily to the sale of Journey branded products. At March 31, 2018, we had an accumulated deficit of $333.1 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three months ended March 31, 2018 we had $1.5 million of costs of goods sold in connection with the sale of JMC branded products, compared to $0.5 million at March 31, 2017.

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

For the three months ended March 31, 2018 and 2017, research and development expenses were approximately $25.0 million and $7.1 million, respectively. Additionally, during the three months ended March 31, 2018 and 2017, we expensed $0.1 million and $1.3 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2018 and 2017, was $2.3 million and $0.8 million, respectively.

Included in the remaining $22.7 million and $6.3 million figures for the three months ended March 31, 2018 and 2017, respectively, are the following subsidiary level expenses related to license development: Avenue: $9.1 million and nil; Checkpoint: $5.9 million and $2.6 million; Escala: nil and $0.1 million; Helocyte: $0.2 million and $0.9 million; Caelum: $1.6 million and nil; Cyprium: $0.2 million and $0.1 million; Mustang: $1.6 million and $0.5 million, Cellvation: $0.1 million and nil, Tamid: $0.2 million and nil, and Aevitas: $0.1 million and nil. Additionally, $0.5 million was incurred for product development related to options on potential new products by Fortress in the three months ended March 31, 2018. Also included in research and development expenses for the three months ended March 31, 2018 and 2017, were $2.0 million and $1.3 million, respectively, of employee costs, and $1.2 million and $0.8 million, respectively, of other costs.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended March 31, 2018 and 2017, general and administrative expenses were approximately $13.5 million and $10.3 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months March 31, 2018 and 2017, was $2.8 million and $2.1 million, respectively, of which $0.3 million and nil relates to National.

Included in the remaining $11.1 million and $8.2 million figures for the three months ended March 31, 2018 and 2017, respectively, are employee related costs as follows: Fortress: $2.1 million and $1.4 million, JMC: $2.6 million and $2.0 million; Checkpoint: $0.4 million and $0.2 million; Mustang: $0.3 million and nil; Helocyte: $0.1 million and $0.1 million; Avenue: $0.2 million and $48,000; and Caelum: $0.2 million and $0.1 million, respectively. The remaining costs for the three months ended March 31, 2018 and 2017, respectively, are comprised primarily of travel costs, professional fees and services costs as follows: Fortress: $1.8 million and $1.9 million; JMC: $0.6 million and $0.6 million; Avenue: $0.6 million and $0.3 million; Checkpoint: $0.7 million and $0.5 million; Helocyte: $0.1 million and $0.1 million, Caelum $0.2 million and $39,000, and Mustang: $1.2 million and $0.7 million, respectively.

General and administrative expenses related to National for the three months ended March 31, 2018 and 2017 were $50.8 million and $43.1 million, respectively, of which $43.6 million and $37.3 million related to commissions, compensation and fees.

Comparison of three months ended March 31, 2018 and 2017

	Three Months Ended March 31,		Change
($ in thousands)	2018	2017		%
Revenue
Fortress
Product revenue, net	$5,509	$2,085	$3,424	164%
Revenue - from a related party	394	693	(299)	-43%
Net Fortress revenue	5,903	2,778	3,125	112%

National
Commissions	25,618	24,506	1,112	5%
Net dealer inventory gains	2,190	2,511	(321)	-13%
Investment banking	12,704	7,061	5,643	80%
Investment advisory	5,333	3,385	1,948	58%
Interest and dividends	631	716	(85)	-12%
Transfer fees and clearing services	2,297	2,498	(201)	-8%
Tax preparation and accounting	523	856	(333)	-39%
Other	226	371	(145)	-39%
Total National revenue	49,522	41,904	7,618	18%
Net revenue	55,425	44,682	10,743	24%

Operating expenses
Fortress
Cost of goods sold - product revenue	1,472	469	1,003	214%
Research and development	24,958	7,110	17,848	251%
Research and development – licenses acquired	97	1,294	(1,197)	-93%
General and administrative	13,548	10,252	3,296	32%
Total Fortress operating expenses	40,075	19,125	20,950	110%

National
Commissions, compensation and fees	43,561	37,258	6,303	17%
Clearing fees	743	738	5	1%
Communications	760	722	38	5%
Occupancy	955	1,008	(53)	-5%
Licenses and registration	637	405	232	57%
Professional fees	1,393	1,263	130	10%
Interest	2	4	(2)	-50%
Underwriting costs	145	-	145	100%
Depreciation and amortization	859	506	353	70%
Other administrative expenses	1,781	1,230	551	45%
Total National operating expenses	50,836	43,134	7,702	18%
Total operating expenses	90,911	62,259	28,652	46%
Loss from operations	(35,486)	(17,577)	(17,909)	102%

Other income (expenses)
Interest income	284	136	148	109%
Interest expenses	(2,083)	(698)	(1,385)	198%
Change in fair value of derivative liabilities	(1,065)	4,342	(5,407)	-125%
Change in fair value of subsidiary convertible note	250	(97)	347	-358%
Change in fair value of investments	(118)	(668)	550	-82%
Total other income (expenses)	(2,732)	3,015	(5,747)	-191%
Net loss	(38,218)	(14,562)	(23,656)	162%

Less: net loss attributable to non-controlling interest	(17,200)	(2,580)	(14,620)	567%
Net loss attributable to common stockholders	$(21,018)	$(11,982)	$(9,036)	75%

Net revenues increased $10.7 million or 24% from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase in net revenue is related to an increase in product revenue of $3.4 million associated with Journey’s branded products, offset by a decrease of $0.3 million in collaboration revenue between Checkpoint and TGTX. National’s revenue increased by $7.6 million of which $1.1 million is commissions, the increase is due to retail commissions increasing due to favorable markets. Investment banking revenue increased $6.2 million due to increased product offerings and issuers producing a strong pipeline, yielding strong investment opportunities for clients.

Cost of goods sold increased by $1.0 million or 214% from the three months ended March 31, 2017 to the three months ended March 31, 2018 due to the increase in Journey branded product revenue in the first quarter of 2018 as compared to the first quarter of 2017.

Research and development expenses increased $17.8 million or 251% from the three months ended March 31, 2017 to the three months ended March 31, 2018. This increase is attributable to increases in spending of: $9.1 million for Avenue related to the advancement of bunionectomy and safety study costs for IV tramadol, $2.1 million for Mustang (inclusive of $0.6 of employee cost increases) due to increased sponsored research expense related to IL-13, CD123 and CD20, and $3.4 million for Checkpoint related to increased pre-clinical and product development activity for their product candidates, $1.6 million for Caelum related to preclinical and CMC-related work, $0.2 million for Cyprium for sponsored research, $0.1 million for Aevitas pre-clinical activity, and $0.2 million for Tamid pre-clinical activity. Personnel costs related to Fortress increased by 0.2 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, as a result of an increase in employee headcount while non-cash stock compensation expenses increased by $1.5 million, primarily due to additional awards granted to new employees of both Mustang, Checkpoint and Avenue.

During the three months ended March 31, 2018, we made expenditures totaling $0.1 million in connection with a new research and development license for Mustang, compared with $1.3 million in expenditures related to licenses acquired during the three months ended March 31, 2017, comprised of new license purchases by Mustang ($0.6 million), Caelum ($0.2 million), and Cyprium ($0.1 million) as well as a milestone payment owed under an existing license agreement paid by Checkpoint ($0.4 million), during the three months ended March 31, 2017.

General and administrative expenses increased $3.3 million or 32% from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase is related to $0.6 million for the continued building of our sales and marketing infrastructure at JMC (including increasing the headcount of its out-sourced sales force from 25 to 31), $1.3 million for the increase in headcount excluding JMC (of which $0.8 million relates to Fortress, $0.1 million to Avenue and $0.3 million to Mustang). Finally, stock compensation expense increased by $0.3 million from the three months ended March 31, 2017 due to new stock grants by Mustang and Avenue.

National’s operating expenses increased by $7.7 million or 18% for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Commission compensation and fees increased $6.3 million or 17%; this increase is attributable to the increase in investment banking revenue for the quarter. Licenses and registration expenses increased $0.2 million or 57% due to licenses for software applications as National continues to invest in and implement technology enhancements. Professional fees increased $0.1 million or 10% due to technology implementation. Other administrative expenses increased $0.6 million or 45% due to higher provisions for potential arbitration settlements, technology spending and higher insurance costs.

Interest expense increased $1.4 million, or 198% from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase in interest is primarily related to amounts owed under the 2017 Subordinated Note Financing, the Caelum Convertible Notes, and the 2018 Venture Notes.

Liquidity and Capital Resources

We may require additional financing to fully develop and prepare regulatory filings, obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents, is sufficient to fund operations for at least the next twelve months. A failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Cash Flows for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
($ in thousands)	2018	2017
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(27,575)	$(11,475)
Investing activities	(1,975)	(942)
Financing activities	39,655	58,160
Net increase in Cash and cash equivalents, cash deposits with clearing organizations and restricted cash	$10,105	$45,743

Operating Activities

Net cash used in operating activities increased $16.1 million from the three months ended March 31, 2017, compared to the three months ended March 31, 2018. The increase was primarily due to the decrease of $5.4 million in the fair value of derivative liabilities, an increase of $23.7 million in net loss, a decrease in the fair value of investments of $0.5 million, and an increase of $1.1 million in changes in operating assets and liabilities partially offset by a decrease of $0.3 million of depreciation and amortization expense related to intangible assets associated with our ownership in National, a $1.2 million decrease of expense related to research and development-licenses acquired, an increase of $2.1 million in stock based compensation expense, and a decrease of $0.3 million related to the value of subsidiary convertible notes.

Investing Activities

Net cash used in investing activities increased $1.0 million from the three months ended March 31, 2017, compared to the three months ended March 31, 2018 The increase is primarily due to a $25.0 million increase in the purchase of short-term investments with the purchase of certificates of deposit by Mustang, offset by the $24.0 million redemption of certificates of deposit, also held by Mustang, an increase of $0.5 million in the purchase of property and equipment as the build-out of the cell processing facility in Worcester, Massachusetts by Mustang continues, as well as a decrease of $0.6 million in funds used to purchase research and development licenses.

Financing Activities

Net cash provided by financing activities was $58.2 million for the three months ended March 31, 2017, compared to $39.7 million of net cash provided by financing activities for the three months ended March 31, 2018. During the three months ended March 31, 2018, net proceeds from subsidiaries’ offerings were $20.8 million, net proceeds from the 2018 Venture Notes were $19.9 million, and $1.9 million was used to pay subsidiaries’ Convertible Notes. Additionally, $1.3 million of costs were incurred in connection with the issuance of Series A preferred stock, and $0.6 million was paid in Preferred A dividends, offset slightly by $0.2 million in proceeds from at-the-market offering.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the addition of the 2018 Venture Notes. Total owed under the 2018 Venture Notes at March 31, 2018 is $21.7 million. The notes mature 36 months from issuance, provided that during the first 24 months the Company may extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Interest accrues at 8% payable quarterly for the first 24 months (or the first 30 months if the note is extended), and monthly during the last 12 months.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

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

Based on our analysis, for the years ended December 31, 2016, December 31, 2017 and for the interim period through March 31, 2018, we determined the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Dr. Falk Pharma, GmbH v. Fortress Biotech, Inc. (Frankfurt am Main Regional Court, Ref. No. 3-06 O 28/16).  Dr. Falk Pharma, GmbH (“Dr. Falk Pharma”) and Fortress are among the parties to that certain Collaboration Agreement dated March 20, 2012, whereby they agreed to collaborate to develop a product for treatment of Crohn’s disease.  A dispute has arisen between Dr. Falk Pharma and Fortress with respect to their relative rights and obligations under the Collaboration Agreement.  Specifically, Dr. Falk Pharma contends that it fulfilled its contractual obligations to Fortress and is entitled to the final milestone payment due under the Collaboration Agreement - EUR 2.5 million.  Fortress contends that no such payment is due because a condition of the EUR 2.5 million payment was the delivery of a Clinical Study Report that addressed the primary and secondary objectives of a Phase II trial, and Fortress contends that Dr. Falk Pharma failed to deliver such a Clinical Study Report.  Dr. Falk Pharma disputes that it failed to deliver such a report and further disputes that the delivery of such a report is a condition of Fortress’s obligation to make the EUR 2.5 million payment.  After the parties’ attempts to negotiate a settlement of the dispute were unsuccessful, Dr. Falk Pharma filed a lawsuit against Fortress in the above-referenced Court in Frankfurt, Germany to recover the EUR 2.5 million plus interest and attorneys’ fees, and Fortress was served with the English translation of the lawsuit on August 11, 2016.  Fortress retained local counsel and, on December 14, 2016, filed an answer to the complaint, denying that it had any liability to Dr. Falk Pharma.  On July 27, 2017, Fortress received a judgment from the court in Frankfurt awarding the full amount (EUR 2.5 million) plus interest to Dr. Falk Pharma.  Fortress appealed the decision to the Higher Regional Court of Frankfurt on August 28, 2017, and the initial response of Dr. Falk Pharma to the appeal was filed on February 16, 2018.  Fortress’ external counsel in Germany is preparing a reply to that response, and Fortress intends to continue to vigorously defend its position on appeal.

Item 1A.	Risk Factors

Investing in our Common Stock or any other of our equity securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K including the consolidated financial statements and the related notes, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our majority-controlled subsidiaries National, Checkpoint, Mustang, and Avenue with the SEC, before deciding to invest in shares of our Common Stock or any other of our equity securities. If any of the following risks or the risks included in the public filings of National, Checkpoint, Mustang or Avenue were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Common Stock or that of any other of our equity securities could decline, and you could lose part of or all of your investment in our Common Stock or in our any other of our equity securities.

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

We are primarily an early-stage biopharmaceutical company and certain of our subsidiaries, on whose success we largely rely, are also early-stage biopharmaceutical companies. To date, we and certain of our subsidiaries have engaged primarily in R&D and investment activities and have not generated any revenues from product sales. We and certain of our subsidiaries have incurred significant net losses since our inception. As of March 31, 2018, we had an accumulated deficit of approximately $333.1 million. We and certain of our subsidiaries have not demonstrated the ability to perform the functions necessary for the successful commercialization of any of our products. The successful commercialization of our and certain of our subsidiaries’ products will require us and our subsidiaries to perform or contract with third parties for performance of a variety of critical functions, including, but not necessarily limited to:

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

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from operations of approximately $101.2 million, $65.7 million and $50.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and losses from operations of $35.5 million for the three months ended March 31, 2018. At March 31, 2018, we had an accumulated deficit of approximately $333.1 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development and our investments in certain of our subsidiaries, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At March 31, 2018, the total amount of debt outstanding was $87.1 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the promissory note with IDB may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We may need substantial additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate one or more of our R&D programs, commercialization efforts and planned acquisitions and potentially change our growth strategy.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2017, 2016 and 2015 we incurred R&D expenses of approximately $52.5 million, $35.1 million and $29.8 million, respectively. For the three months ended March 31, 2018, we incurred research and development expenses of approximately $25.1 million. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

At March 31, 2018, Lindsay A. Rosenwald, M.D. our Chairman, President and Chief Executive Officer, beneficially owned 13.7% of our issued and outstanding capital stock, including 40,000 Series A Preferred Shares. At March 31, 2018, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 16.0% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Almost all of the 53.8 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of March 31, 2018 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, we may issue and sell shares of our common stock having an aggregate offering price of up to $53.0 million from time to time. Any sale of a substantial number of shares of our Common Stock could cause a drop in the trading price of the Common Stock on the Nasdaq Stock Market.

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

FORTRESS BIOTECH, INC.

May 10, 2018	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 10, 2018	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)

