Form 10-Q
period 2018-06-30
Fortress Biotech, Inc.
filed 2018-08-09
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9,2018, there were 54,342,589 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PARTI.	FINANCIAL INFORMATION
Item1.	Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$98,591	$113,915
Accounts receivable	5,321	7,758
Short-term investments (certificates of deposit)	35,000	36,002
Cash deposits with clearing organizations	836	1,041
Receivables from broker-dealers and clearing organizations	11,412	7,395
Forgivable loans receivable	1,598	1,616
Securities owned, at fair value	3,812	1,985
Inventory	299	171
Other receivables - related party	775	618
Prepaid expenses and other current assets	13,880	12,680
Total current assets	171,524	183,181

Property and equipment, net	14,163	9,513
Restricted cash	17,389	17,387
Long-term investments, at fair value	565	1,390
Intangible assets	13,614	15,223
Goodwill	18,645	18,645
Other assets	966	611
Total assets	$236,866	$245,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$38,126	$36,127
Accounts payable and accrued expenses – related party	73	222
Accrued commissions and payroll payable	10,652	10,065
Deferred clearing and marketing credits	681	786
Securities sold, not yet purchased, at fair value	8	151
Warrants issued - National	-	5,597
Interest payable	1,143	887
Interest payable - related party	94	97
Notes payable, short-term (net of debt discount of $0 and $973 at June 30, 2018 and December 31, 2017, respectively)	-	8,528
Subsidiary convertible note, short-term, at fair value	10,573	4,700
Deferred revenue	650	-
Derivative warrant liability	-	87
Other current liabilities	158	181
Total current liabilities	62,158	67,428

Notes payable, long-term (net of debt discount of $1,035 and $62 at June 30, 2018 and December 31, 2017, respectively)	73,456	43,222
Subsidiary convertible note, long-term, at fair value	-	10,059
Other long-term liabilities	4,987	4,739
Total liabilities	140,601	125,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

($ in thousands except for share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 1,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively; liquidation value of $25.00 per share	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,987,074 and 50,991,285 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	54	51
Common stock issuable, 259,813 and 158,015 shares as of June 30, 2018 and December 31, 2017, respectively	776	500
Additional paid-in-capital	397,858	364,148
Accumulated deficit	(354,756)	(312,127)
Total stockholders’ equity attributed to the Company	43,933	52,573

Non-controlling interests	52,332	67,929
Total stockholders’ equity	96,265	120,502
Total liabilities and stockholders’ equity	$236,866	$245,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Fortress
Product revenue, net	$6,689	$4,054	$12,198	$6,139
Revenue - from a related party	126	350	520	1,043
Net Fortress revenue	6,815	4,404	12,718	7,182

National
Commissions	31,407	23,993	57,025	48,499
Net dealer inventory gains	2,929	2,366	5,119	4,877
Investment banking	11,037	10,592	23,741	17,653
Investment advisory	5,197	3,490	10,530	6,875
Interest and dividends	601	675	1,232	1,391
Transfer fees and clearing services	1,777	1,687	4,074	4,185
Tax preparation and accounting	3,868	3,144	4,391	4,000
Other	203	346	429	717
Total National revenue	57,019	46,293	106,541	88,197
Net revenue	63,834	50,697	119,259	95,379

Operating expenses
Fortress
Cost of goods sold - product revenue	1,668	878	3,140	1,347
Research and development	17,488	11,683	42,446	18,793
Research and development – licenses acquired	1	1,800	98	3,094
General and administrative	13,056	11,134	26,604	21,386
Total Fortress operating expenses	32,213	25,495	72,288	44,620

National
Commissions, compensation and fees	49,345	41,762	92,906	79,020
Clearing fees	578	618	1,321	1,356
Communications	813	682	1,573	1,404
Occupancy	1,141	936	2,096	1,944
Licenses and registration	530	427	1,167	832
Professional fees	578	991	1,971	2,254
Interest	2	4	4	8
Underwriting costs	42	-	187	-
Depreciation and amortization	857	500	1,716	1,006
Other administrative expenses	2,332	2,475	4,113	3,705
Total National operating expenses	56,218	48,395	107,054	91,529
Total operating expenses	88,431	73,890	179,342	136,149
Loss from operations	(24,597)	(23,193)	(60,083)	(40,770)

Other income (expenses)
Interest income	294	190	572	326
Interest expense and financing fee	(2,144)	(1,380)	(4,227)	(2,078)
Change in fair value of derivative liabilities	(6,866)	1,452	(7,931)	5,794
Change in fair value of subsidiary convertible note	(140)	(188)	110	(285)
Change in fair value of investments	(707)	157	(825)	(511)
Other loss	(118)	13	(112)	13
Total other income (expenses)	(9,681)	244	(12,413)	3,259
Loss before income taxes	(34,278)	(22,949)	(72,496)	(37,511)

Income tax expense	1,438	-	1,438	-
Net loss	(35,716)	(22,949)	(73,934)	(37,511)

Less: net loss attributable to non-controlling interests	(14,105)	(5,584)	(31,305)	(8,164)
Net loss attributable to common stockholders	$(21,611)	$(17,365)	$(42,629)	$(29,347)

Basic and diluted net loss per common share	$(0.50)	$(0.43)	$(0.99)	$(0.73)

Weighted average common shares outstanding-basic and diluted	43,377,629	40,551,844	42,948,780	40,457,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

	Series A Preferred Stock		Common Stock		Common Shares	Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2017	1,000,000	$1	50,991,285	$51	$500	$364,148	$(312,127)	$67,929	$120,502
Stock-based compensation expense	-	-	-	-	-	8,623	-	-	8,623
Issuance of restricted stock	-	-	1,558,274	2	-	(2)	-	-	-
Issuance of common stock under ESPP	-	-	43,707	-	-	128	-	-	128
Issuance of subsidiaries’ common shares for license expenses	-	-	-	-	-	23	-	-	23
Issuance of NHLD’s common shares for tax withholding	-	-	-	-	-	(82)	-	-	(82)
Subsidiary’s offering, net	-	-	-	-	-	22,657	-	-	22,657
Exercise of subsidiary’s warrants for cash	-	-	-	-	-	181	-	-	181
Issuance of common stock for at-the-market offering	-	-	1,130,835	1	-	4,069	-	-	4,070
At-the-market offering cost	-	-	-	-	-	(141)	-	-	(141)
Common shares issuable 2017 Subordinated Note Financing interest expense	-	-	-	-	978	-	-	-	978
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	262,973	-	(989)	989	-	-	-
Common shares issuable for Opus interest expense	-	-	-	-	287	-	-	-	287
Preferred A dividends declared and paid	-	-	-	-	-	(1,172)	-	-	(1,172)
Offering cost and financing fee paid to NHLD	-	-	-	-	-	1,297	-	-	1,297
Acquisition of business - NHLD	-	-	-	-	-	(767)	-	-	(767)
Warrant liability reclassification - NHLD	-	-	-	-	-	13,615	-	-	13,615
Non-controlling interest in subsidiaries	-	-	-	-	-	(15,708)	-	15,708	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(31,305)	(31,305)
Net loss attributable to common stockholders	-	-	-	-	-	-	(42,629)	-	(42,629)
Balance at June 30, 2018	1,000,000	$1	53,987,074	$54	$776	$397,858	$(354,756)	$52,332	$96,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(73,934)	$(37,511)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	831	543
Amortization of intangible asset	1,388	819
Amortization of debt discount	481	702
Amortization of product revenue license fee	266	267
Amortization of forgivable loans to registered representatives	310	362
Amortization of deferred clearing credit	(105)	(104)
Stock-based compensation expense	8,623	7,736
Recovery of doubtful accounts	(46)	(256)
Common shares issuable for 2017 Subordinated Note Financing interest expense	978	189
Common shares issuable for Opus interest expense	287	-
Change in fair value of investments	825	511
Change in fair value of derivative liabilities	7,931	(5,794)
Change in fair value of subsidiary convertible note	(110)	285
Research and development - licenses acquired, expense	98	3,095
Change in fair value of subsidiaries’ assets and liabilities	10	10
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:

Accounts receivable	2,437	(1,506)
Receivables from broker-dealers and clearing organizations	(4,017)	544
Forgivable loans receivable	(292)	(47)
Securities owned, at fair value	(1,827)	(1,049)
Inventory	(128)	(96)
Other receivables - related party	(157)	185
Prepaid expenses and other current assets	(1,213)	(2,590)
Accounts payable and accrued expenses	1,154	(1,721)
Accounts payable and accrued expenses - related party	(99)	24
Securities sold, but not yet purchased, at fair value	(143)	(221)
Deferred revenue	650	-
Interest payable	256	3
Interest payable - related party	(3)	259
Other long-term liabilities	248	2
Net cash used in operating activities	(55,301)	(35,359)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(75)	(665)
Purchase of property and equipment	(4,663)	(454)
Purchase of short-term investment (certificates of deposit)	(35,000)	(20,038)
Redemption of short-term investment (certificates of deposit)	36,002	-
Security deposits collected	(343)	-
Security deposits refund	-	3
Acquisition of business - National	(187)	(19)
Acquisition of intangible assets - National	(45)	-
Collection on notes receivable	47	8
Net cash used in investing activities	(4,264)	(21,165)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash Flows from Financing Activities:
Inter-company costs related to the issuance of Series A preferred stock	1,297	-
Payment of Preferred A dividends	(1,172)	-
Proceeds from at-the-market offering	4,070	-
Payment of cost related to at-the-market offering	(141)	-
Proceeds from subsidiaries’ offering	23,011	93,853
Payment of costs related to subsidiaries’ offering	(354)	(862)
Proceeds from exercise of subsidiary’s warrants	181	-
Proceeds from exercise of stock options	-	27
Proceeds from issuance of common stock under ESPP	128	42
Repurchase of NHLD common stock for tax withholding	(82)	-
Proceeds from NSC Note	-	18,967
Payment of debt issuance costs associated with NSC Note	-	(1,939)
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	(404)	-
Proceeds from Opus Credit Facility	-	2,500
Proceeds from 2018 Venture Notes	21,707	-
Payment of debt issue costs associated with 2018 Venture Notes	(127)	-
Payment of debt issuance costs associated with subsidiaries’ Convertible Note	-	(4)
Payment of subsidiaries’ Convertible Note	(4,076)	-
Net cash provided by financing activities	44,038	112,584

Net (decrease) increase in cash and cash equivalents, cash deposits with clearing organizations and restricted cash	(15,527)	56,060

Cash and cash equivalents, cash deposits with clearing organizations and restricted cash at beginning of period	132,343	105,184
Cash and cash equivalents, cash deposits with clearing organizations and restricted cash at end of period	$116,816	$161,244

Supplemental disclosure of cash flow information:
Fortress
Cash paid for interest	$1,819	$58
Cash paid for interest – related party	$281	$-

NHLD
Cash paid for interest	$5	$8
Cash paid for income taxes	$630	$576

Supplemental disclosure of non-cash financing and investing activities:
Fortress
Issuance of restricted stock	$2	$1
Issuance of warrants by subsidiary in conjunction with NSC debt	$-	$750
Issuance of warrants in conjunction with 2017 Subordinated Note Financing	$-	$1,197
Debt discount related to Opus Credit Facility	$-	$201
Unpaid debt offering cost	$5	$79
Conversion of subsidiaries notes payable	$-	$314
Common shares issuable for license acquired	$-	$1,682
Common shares issued for NHLD interest expense	$990	$-
Fixed assets (acquired but not paid)	$818	$-
NHLD
Fixed assets (acquired but not paid)	$-	$42
Business acquired	$187	$19
Reclassification of warrant liability from debt to equity	$13,615	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing novel pharmaceutical and biotechnology products. Fortress develops and commercializes products both within Fortress and through certain of its subsidiary companies, also referred to as the “Fortress Companies.” Additionally, the Company maintains a controlling interest in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, referred to as “NHLD” or “National”). One of National’s subsidiaries, National Securities Corporation (“NSC”), is an independent broker-dealer offering retail and institutional advisory, investment, insurance and tax planning services. From time to time, NSC provides services to the Company and its affiliates. In addition to its internal development programs, the Company leverages its biopharmaceutical business expertise and drug development capabilities and provides funding and management services to help the Fortress Companies achieve their goals. The Company and the Fortress Companies may seek licenses, acquisitions, partnerships, joint ventures and/or public and private financings to accelerate and provide additional funding to support their research and development programs.

As of June 30, 2018, in addition to National, the Company has several consolidated Fortress Companies, some of which contain product licenses, including: Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. ( “Mustang”), Tamid Bio, Inc. (“Tamid”) and JG Pharma, Inc., a subsidiary of JMC. The Company also has operational subsidiaries CB Securities Corporation (“CB Securities”), Immune Limited and FBIO Acquisition, Inc. (the acquisition vehicle the Company used to obtain National) and acquisition companies for which the Company is actively seeking product candidate licenses, including Coronado SO Co. (“Coronado SO”), Escala Therapeutics, Inc. (“Escala”), GeneXion Oncology, Inc. (“GeneXion”), Fortress Biotech China, Inc. (“Fortress China”), FBIO Acquisition Corp. IV and FBIO Acquisition Corps. VI - XIV.

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities and the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to fully develop and prepare regulatory filings and obtain regulatory approvals for the Company’s existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the Company’s potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure will be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of the Companies, Avenue, Checkpoint, Mustang and National. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2018, from which the Company derived the balance sheet data at December 31, 2017, as well as National’s Form 10-K and 10-K/A filed with the SEC on December 22, 2017 and January 17, 2018, respectively and their Form 10-Q, filed with the SEC on February 14, 2018, Checkpoint’s Form 10-K filed with the SEC on March 16, 2018, Mustang’s Form 10-K, filed with the SEC on March 29, 2018, and Avenue’s Form 10-K, filed with the SEC on March 1, 2018.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Avenue, Aevitas, Caelum, CB Securities, Cellvation, Coronado SO, Checkpoint, Cyprium, Escala, GeneXion, Helocyte, Immune Limited, JMC, Mustang, NHLD, Tamid, Coronado SO, Escala, Fortress China, FBIO Acquisition Corp. IV, FBIO Acquisition Corps. VI – XIV, and JG Pharma, Inc., a subsidiary of JMC. All intercompany balances and transactions have been eliminated.

The National assets acquired, and liabilities assumed, and revenues and expenses are reported on a one quarter lag. Therefore, the National assets acquired, and liabilities assumed included in these condensed consolidated financial statements as of June 30, 2018 are actually the assets and liabilities as of March 31, 2018 and the revenues and expenses included in these condensed consolidated financial statements for the quarter ending June 30, 2018 are actually the revenues and expenses for the quarter ending March 31, 2018.

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

The new revenue guidance does not apply to revenue associated with financial instruments, including National’s warrants and securities that are accounted for under other U.S. GAAP, and as a result, did not have an impact on the elements of the Company’s Condensed Consolidated Statements of Operations most closely associated with financial instruments. The new revenue standard primarily impacts the following of the revenue recognition and presentation accounting policies:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Investment Banking Revenues. Advisory fees from mergers and acquisitions engagements are recognized at the point in time when the related transaction is completed, as the performance obligation is to successfully broker a specific transaction.

•	Investment Banking Advisory Expenses. Historically, expenses associated with investment banking advisory assignments were deferred until reimbursed by the client, the related fee revenue is recognized, or the engagement is otherwise concluded. Under the new revenue standard, expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized when all performance obligations are met. All other investment banking advisory related expenses are expensed as incurred.

•	Investment Banking Underwriting and Advisory Expenses. Expenses have historically been recorded net of client reimbursements and/or netted against revenues. Under the new revenue standard, all investment banking expenses will be recognized within their respective expense category on the consolidated income statement and any expense reimbursements will be recognized as investment banking revenues (i.e., expenses are no longer recorded net of client reimbursements and are not netted against revenues).

The new revenue standard requires enhanced disclosures, which are included in Note 21 to the Company’s condensed consolidated financial statements for the three months ended June 30, 2018.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact, of adoption of ASU 2016-02 on its condensed consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures but does not expect it to have a material impact.

3.	National Holdings Corporation Acquisition - Intangible Assets

Intangible assets consist of trademark and customer lists acquired in the offer under the purchase method of accounting and are recorded at fair value net of accumulated amortization since the purchase date. Software license is recorded at cost. Amortization is calculated using the straight-line and accelerated methods over the following estimated useful lives:

Useful life
Trademark	10 years
Customer lists	6 years
Software license	3 years

The carrying amount related to acquired intangible assets as of June 30, 2018 are as follows ($ in thousands):

Intangible assets at December 31, 2017	$14,340
Addition	45
Amortization expense	(1,388)
Intangible assets at June 30, 2018	$12,997

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The future amortization of these intangible assets is as follows ($ in thousands):

	Trademark	Customer List	Software License	Total
Six Months Ended December 31, 2018	$151	$1,261	$10	$1,422
Year Ended December 31, 2019	300	2,500	15	2,815
Year Ended December 31, 2020	301	2,506	15	2,822
Year Ended December 31, 2021	300	2,500	5	2,805
Year Ended December 31, 2022	300	1,726	-	2,026
Thereafter	1,107	—	-	1,107
Total	$2,459	$10,493	$45	$12,997

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the six months ended June 30, 2018.

4.	Broker-Dealers and Clearing Organizations, Other Receivables and Prepaid Expenses and Other Current Liabilities

At March 31, 2018 and September 30, 2017, National’s receivables of $11.4 million and $7.4 million, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with National’s retail brokerage business as well as asset-based fee revenue associated with National’s Investment advisory business. National also has other receivables at March 31, 2018 and September 30, 2017 of $6.0 million and $5.2 million, respectively, which principally represent trailing commissions, tax and accounting fees and investment banking fees, net of an allowance for uncollectable accounts of $0.5 million, and $0.5 million, respectively, and are included in prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.

5.	Forgivable Loans Receivable

From time to time, National’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These notes have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2023. Forgiveness of loans amounted to $0.3 million and $0.4 million for the six months ended March 31, 2018 and 2017, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any notes payable. Amortization of loan forgiveness was included in commissions, compensation and fees in the statement of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of the note.

National provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of March 31, 2018 and September 30, 2017, no allowance for doubtful accounts was required.

There were no unamortized forgivable loans outstanding at March 31, 2018 and September 30, 2017 attributable to registered representatives who ended their affiliation with National’s subsidiaries prior to the fulfillment of their obligation.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Property and Equipment

Fortress’s property and equipment, exclusive of National’s property and equipment, consisted of the following ($ in thousands):

	Estimated Useful Lives (in years)	June 30, 2018	December 31, 2017
Computer equipment	3	$648	$543
Furniture and fixtures	5	1,128	1,009
Machinery and equipment	5	1,897	143
Leasehold improvements	5 – 15	9,181	5,351
Construction in process (1)	N/A	864	1,241
Total property and equipment		13,718	8,287
Less: accumulated depreciation		(1,674)	(1,171)
Property and equipment, net		$12,044	$7,116

(1)	Relates to the Mustang cell processing facility.

Fortress's depreciation expense for the three months ended June 30, 2018 and 2017, was approximately $0.3 million and $0.2 million, respectively, and was recorded in research and development, manufacturing and general and administrative expense in the Condensed Consolidated Statements of Operations. Fortress’s depreciation expense for the six months ended June 30, 2018 and 2017, was approximately $0.5 million and $0.4 million, respectively, and was recorded in research and development, manufacturing and general and administrative expense in the Condensed Consolidated Statements of Operations.

National’s property and equipment as of March 31, 2018 and September 30, 2017 consisted of the following ($ in thousands):

	Estimated Useful Lives (in years)	March 31, 2018	September 30, 2017
Equipment	5	$1,344	$1,306
Furniture and fixtures	5	291	284
Leasehold improvements	Lesser of useful life or term	1,011	1,006
Capital Leases (primarily composed of computer equipment)	5	276	276
Fixed assets – gross		2,922	2,872
Accumulated depreciation and amortization		(803)	(475)
Fixed asset - net		$2,119	$2,397

National's depreciation expense for the three months ended March 31, 2018 and 2017, was approximately $0.2 million and $0.1 million respectively, and was recorded in National general and administrative expense in the Condensed Consolidated Statements of Operations. National’s depreciation expense for the six months ended March 31, 2018 and 2017, was approximately $0.3 million and $0.2 million, respectively, and was recorded in National general and administrative expense in the Condensed Consolidated Statements of Operations.

7.	Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Origo Acquisition Corporation

A shareholder meeting of “Origo Acquisition Corporation” (“Origo”) was held on June 12, 2018, at which the Origo shareholders approved the extension of the date by which to consummate a business combination from June 12, 2018 to September 12, 2018.

As of June 30, 2018, the Company valued its investment in Origo, a publicly traded company, utilizing the following assumptions: probability of a successful business combination of 13.93%, and no dividend rate, which yielded an instrument value upon business combination of $1.80 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model at a value of $0.18 for each right and $0.30 for each warrant. Based upon the valuation, the Company recorded a decrease in fair-value of investment of $0.8 million for the six months ended June 30, 2018. At June 30, 2018, the fair value of the Company’s investment in Origo was, $0.6 million. During the three and six months ended June 30, 2018, the Company recorded an expense of $0.3 million in connection with its working capital note to Origo, reflecting the decrease in likelihood of a consummation of a business combination. Should Origo fail to successfully complete a business combination prior September 12, 2018, the value of the Company’s investment in Origo may be minimal.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities Owned

National

The fair value of National’s warrants, representing the cumulative value of warrants received in publicly traded companies that are not related parties, in which NSC as placement agent received warrants as the placement agent. National calculated the fair value of the warrants using a Black Scholes model. A summary of the weighted averages (in aggregate) of significant unobservable inputs (Level 3 inputs) used in measuring National’s warrants that are categorized within Level 3 of the fair value hierarchy as of March 31, 2018 is as follows:

March 31, 2018
Risk-free interest rate	1.63% – 2.56%
Expected dividend yield	–%
Expected term in years	0.18 – 4.11
Remaining volatility	56.4% – 386.1%
Strike price	$0.01 – $10.00

($ in thousands)	Fair Value of Derivative Warrants
Beginning balance at September 30, 2017	$202
Trading revenue gain	1,349
Ending balance at March 31, 2018	$1,551

Warrant Liabilities

Helocyte

The fair value of Helocyte’s warrant liability, which was issued in connection with Helocyte’s convertible note (see Note 11), as of June 30, 2018 approximated $0, as the probability of the conversion of the underlying notes approximated $0. The table below provides a summary:

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2018	$87
Change in fair value of derivative liabilities	(87)
Ending balance at June 30, 2018	$–

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes at Fair Value

Helocyte

Helocyte’s convertible note is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Helocyte’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of June 30, 2018, the fair value approximated cost, as the convertible note approaches maturity, is as follows:

($ in thousands)	Helocyte Convertible Note, at Fair value
Beginning balance at January 1, 2018	$4,700
Payment of convertible notes	(4,076)
Change in fair value of convertible notes	(291)
Ending balance at June 30, 2018	$333

Caelum

Caelum’s convertible debt, which is guaranteed by the Company, is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of June 30, 2018 is as follows:

June 30, 2018
Risk-free interest rate	1.89%- 2.37%
Expected dividend yield	-%
Expected term in years	0.21 – 1.21
Expected volatility	53.0%

($ in thousands)	Caelum Convertible Note, at fair value
Beginning balance at January 1, 2018	$10,059
Change in fair value of convertible notes	181
Ending balance at June 30, 2018	$10,240

The following tables classify the fair value hierarchy of Fortress's financial instruments, exclusive of National's financial instruments, measured at fair value as of June 30, 2018 and December 31, 2017:

	Fair Value Measurement as of June 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$-	$-	$565	$565
Total	$-	$-	$565	$565

Liabilities
Warrant liabilities	$-	$-	$-	$-
Helocyte Convertible Note, at fair value	-	-	333	333
Caelum Convertible Note, at fair value	-	-	10,240	10,240
Total	$-	$-	$10,573	$10,573

	Fair Value Measurement as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$–	$–	$1,390	$1,390
Total	$–	$–	$1,390	$1,390

Liabilities
Warrant liabilities	$–	$–	$87	$87
Caelum Convertible Note, at fair value	–	–	10,059	10,059
Helocyte Convertible Note, at fair value	–	–	4,700	4,700
Total	$–	$–	$14,846	$14,846

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table shows the fair values hierarchy of National's financial instruments measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017:

	Fair Value Measurement as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
National
Securities owned, at fair value
Corporate stocks	$32	$–	$–	$32
Municipal bonds	–	1,183	–	1,183
Restricted stock	–	1,046	–	1,046
Warrants	–	-	1,551	1,551
Total	$32	$2,229	$1,551	$3,812

Liabilities
National
Securities sold, but not yet purchased at fair value:
Corporate stocks	2	–	–	2
Corporate debt	–	6	–	6
Contingent consideration	–	–	889	889
Total	$2	$6	$889	$897

	Fair Value Measurement as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
National
Securities owned, at fair value
Corporate stocks	$116	$–	$–	$116
Municipal bonds	–	1,239	–	1,239
Restricted stock	–	82	–	82
Warrants	–	–	548	548
Total	$116	$1,321	$548	$1,985

Liabilities
National
Securities sold, but not yet purchased at fair value
Municipal bonds	–	151	–	151
Contingent consideration	–	–	311	311
Warrants issued - National	–	–	5,597	5,597
Total	$–	$151	$5,908	$6,059

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants issued - National

On March 15, 2018, National, Computershare Inc., a Delaware corporation (“Computershare”), and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company (and together with Computershare, the “Warrant Agent”) agreed to amend and restate the terms of the form of warrant agreement dated December 13, 2016 (the “Original Agreement”). The Amended and Restated Warrant Agreement (the “Amended Agreement”) explicitly provides that National shall not be required to pay cash if it cannot issue registered shares of Common Stock upon exercise of a Warrant and as such meeting the criteria for equity classification.

Accordingly, at March 15, 2018, the date of the amendment, the fair value of the warrants issued by National (represents 44% of the warrants issued to non-Fortress shareholders) was $13.6 million. Such valuation (using level 3 inputs) was determined by use of the Black-Scholes option pricing model using the following assumptions:

March 15, 2018
Dividend yield	–%
Expected volatility	59.23%
Risk-free interest rate	2.42%
Life (in years)	3.49%

The following table shows the fair value of the warrant liability on the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017:

($ in thousands)	National’s Warrants
Beginning balance at September 30, 2017	$5,597
Change in fair value of derivative liability	8,018
Ending balance at March 15, 2018	13,615
Reclassification of warrant to equity	(13,615)
Ending balance at March 31, 2018	$–

National listed the warrants on the Nasdaq Capital Market under the symbol “NHLDW” in February 2017.

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments for the six months ended June 30, 2018:

($ in thousands)	Investment in Origo	Helocyte Convertible Note, at fair value	Caelum Convertible Note, at fair value	Warrants issued and issuable	Warrant liabilities	Total
Balance at December 31, 2017	$1,390	$4,700	$10,059	$5,597	$87	$21,833
Payment of convertible note	-	(4,076)	-	-	-	(4,076)
Reclassification of warrant liability from debt to equity	-	-	-	(13,615)	-	(13,615)

Change in fair value of investments	(825)	-	-	-	-	(825)
Change in fair value of convertible notes	-	(291)	181	-	-	(110)
Change in fair value of derivative liabilities	-	-	-	8,018	(87)	7,931
Balance at June 30, 2018	$565	$333	$10,240	$0	$0	$11,138

For the six months ended June 30, 2018, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company and its’ subsidiaries require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three and six months ended June 30, 2018 and 2017, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations, as reflected in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Fortress	$–	$300	$–	$300

Fortress Companies:
Checkpoint	–	–	–	400
Helocyte	–	–	21	–
Mustang	–	1,500	75	2,075
Cellvation	–	–	1	–
Caelum	–	–	–	219
Cyprium	–	–	–	100
Aevitas	1	–	1	–
Total	$1	$1,800	$98	$3,094

Checkpoint

The table below provides a summary of Checkpoint’s expense related to its licenses, for the three and six months ended June 30, 2018 and 2017 by license as recorded in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Jubliant Biosys License CK-103	$–	$–	$–	$400
Total Licenses Acquired Expense	$–	$–	$–	$400

See Note 21 for revenue recognized in connection with the Jubilant license under a sublicense agreement with TGTX, a related party.

Mustang

The table below provides a summary of Mustang’s expense related to its licenses, for the three and six months ended June 30, 2018 and 2017 by license as recorded in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
City of Hope (COH) IL-13 License	$–	$–	$–	$250
COH IV/ICV License	–	–	–	125
COH HER2 License	–	600	–	600
COH CS-1 License	–	600	–	600
COH License for PSCA	–	300	–	500
Manufacturing License	–	–	75	–
Total licenses acquired expense	$–	$1,500	$75	$2,075

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Caelum

For the three and six months ended June 30, 2018 and 2017, respectively, Caelum recorded expense of approximately $0 and $0, and $0 and $0.2 million in connection with its license for CAEL-101 from Columbia University.

Cyprium

For the three and six months ended June 30, 2018 and 2017, respectively, Cyprium recorded expense of approximately $0 and $0, and $0 and $0.1 million in connection with its license for CUTX-101 (copper histidinate injection) from the Eunice Kennedy Shriver National Institute of Child Health and Human Development (“NICHD”).

9.	Sponsored Research and Clinical Trial Agreements

Aevitas

On January 25, 2018, Aevitas entered into a Sponsored Research Agreement with the University of Massachusetts (“UMass SRA”) for certain continued research and development activities related to the development of adeno-associated virus (“AAV”) gene therapies in complement-mediated diseases. The total amount to be funded by Aevitas under the UMass SRA is $0.8 million. Pursuant to the terms of the UMass SRA, Aevitas paid $0.8 million which was due upon execution. For the three and six months ended June 30, 2018, Aevitas recorded expense of approximately $0.3 million and $0.4 million in connection with the UMass SRA. The expense was recorded in research and development expenses in the Company’s Condensed Consolidated Statements of Operations. No expense related to this Agreement was recorded in 2017.

Caelum

On March 12, 2018, Caelum entered into a Sponsored Research Agreement with Columbia University to conduct preclinical research in connection with CAEL 101. The total cost of the study approximates $0.1 million. For the three and six months ended June 30, 2018, Caelum recorded expense of approximately $27,000 and $38,000, respectively in connection with the agreement. The expense was recorded in research and development expense in the Condensed Consolidated Statements of Operations.

Cellvation

For the three and six months ended June 30, 2018 and 2017, respectively, Cellvation recorded expense of $0.1 million and $0.2 million and $0.1 million and $0.2 million, respectively in connection with its sponsored research arrangement with the University of Texas. The expense was recorded in research and development expense in the Condensed Consolidated Statements of Operations.

Checkpoint

In connection with its license agreement with NeuPharma, Inc. (“NeuPharma”), Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities and subsequently entered into an agreement with TGTX, a related party, to assume all costs associated with this Sponsored Research Agreement, including all amounts previously paid by the Company. For the three and six months ended June 30, 2018 and 2017, approximately $0 and approximately $31,000 and $0.2 million and $0.4 million, respectively, was recognized in research and development expense in connection with the Sponsored Research Agreement in the Condensed Consolidated Statements of Operations.

Helocyte

The table below provides a summary of Helocyte’s expense related to its clinical research arrangements, for the three and six months ended June 30, 2018 and 2017, by agreement as recorded in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
COH Triplex clinical research and support	$–	$535	$–	$1,035
COH PepVax clinical research and support	–	–	–	235
COH Pentamer clinical research and support	204	12	204	12
Total licenses acquired expense	$204	$547	$204	$1,282

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the first quarter of 2018, Helocyte elected to discontinue the further development of its HLA-restricted, single-antigen PepVax program and as such will cease to incur costs associated with this program.

Mustang

The table below provides a summary of Mustang’s expense related to its sponsored research agreements, for the three and six months ended June 30, 2018 and 2017, by license as recorded in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
COH CAR T	$500	$500	$1,000	$1,000
COH - CD123	114	575	264	595
COH - IL13Rα2	143	1,001	503	1,010
City of Hope – Manufacturing	115	–	229	–
Fred Hutch - CD20	418	–	684	–
Total	$1,290	$2,076	$2,680	$2,605

See Note 21 for revenue recognized in connection with its sponsored research agreement with Neupharma under a sublicense agreement with TGTX, a related party.

Tamid

On November 30, 2017, in connection with its three separate license agreements with UNC, Tamid entered into a Sponsored Research Agreement with UNC (“UNC SRA”) for certain continued research and development activities related to Nanodysferlin for treatment of Dysferlinopathy, and AAV-HLA-G for ocular diseases. Total amount to be funded by Tamid under the UNC SRA is $2.3 million over a term of three years. Pursuant to the terms of the UNC SRA, Tamid paid $0.8 million which was due upon execution. For the three and six months ended June 30, 2018, Tamid recorded expense of $0.2 million and $0.4 million, respectively in connection with the UNC SRA. The expense was recorded in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

10.	Intangibles, net

Journey

Pursuant to the terms of Journey’s license agreements for its branded products, Journey made upfront payments totaling $1.6 million. With the commencement of sales of these products, Journey began amortization of these costs over their respective three year estimated useful life. For the three months ended June 30, 2018 and 2017, Journey recognized expense of approximately $0.1 million and $0.1 million, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, Journey recognized expense of approximately $0.3 million and $0.3 million, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NSC acted as the sole placement agent for the 2018 Venture Notes. The Company paid NSC a fee of $1.7 million during the three months ended March 31, 2018 in connection with its placement of the 2018 Venture Notes. At March 31, 2018, the fee, which was recorded as debt discount and will be amortized over the life of the 2018 Venture Notes, was eliminated in consolidation.

The 2018 Venture Notes allows the Company to transfer a portion of the proceeds from the 2018 Venture Notes to a Fortress subsidiary upon the completion by such subsidiary of an initial public offering in which it raises sufficient equity capital so that it has cash equal to five times the amount of the portion of the proceeds of the 2018 Venture Notes so transferred (the “SubCo Funding Threshold”). At the time of transfer the Company’s obligation under the NSC Note will be reduced by the amount transferred.

During the six months ended June 30, 2018, the Company has transferred $1.4 million to Aevitas, $1.1 million to Tamid, $1.0 Million to Cyprium and $1.2 million to Cellvation. Notwithstanding such transfers, the Company continues to hold such debt balances as liabilities on its own balance sheet on a consolidated basis, until such time as the SubCo Funding Threshold is met with respect to a particular subsidiary.

In connection with this transfer NSC will receive warrants to purchase each such subsidiary’s stock equal to 25% of that subsidiary’s proceeds of the 2018 Venture Notes divided by the lowest price at which the subsidiary sells its equity in its first third party equity financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress subsidiary’s common stock. The value of the warrants, if any, is eliminated in consolidation. As of June 30, 2018, the warrants were contingently issuable as neither an initial public offering nor a third-party financing had occurred.

Opus Credit Facility Agreement Maturity Date Extension

On March 12, 2018, the Company and Opus Point Healthcare Innovation Healthcare Fund (“OPHIF”) amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”). The A&R Opus Credit Facility extended the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total debt consists of the following as of June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017	Interest Rate	Maturity
IDB Note	$14,929	$14,929	2.25%	August - 2020
2017 Subordinated Note Financing	3,254	3,254	8.00%	March - 2020
2017 Subordinated Note Financing	13,893	13,893	8.00%	May - 2020
2017 Subordinated Note Financing	1,820	1,820	8.00%	June - 2020
2017 Subordinated Note Financing	3,017	3,018	8.00%	August - 2020
2017 Subordinated Note Financing	6,371	6,371	8.00%	September - 2020
2018 Venture Notes	6,517	–	8.00%	February - 2021
2018 Venture Notes	15,190	–	8.00%	March - 2021
Opus Credit Facility	9,500	9,500	12.00%	September - 2019
Helocyte Convertible Note, at fair value	–	1,000	8.00%	December - 2017
Helocyte Convertible Note, at fair value	300	2,194	8.00%	September - 2018
Helocyte Convertible Note, at fair value	–	1,062	8.00%	April - 2018
Helocyte Convertible Note, at fair value	23	444	8.00%	November - 2018
Helocyte Convertible Note, at fair value	–	–	8.00%	September - 2018
Helocyte Convertible Note, at fair value	10	–	8.00%	October - 2018
Caelum Convertible Note, at fair value	1,036	1,017	8.00%	January - 2019
Caelum Convertible Note, at fair value	7,024	6,900	8.00%	February - 2019
Caelum Convertible Note, at fair value	2,180	2,142	8.00%	March - 2019
Total notes payable	85,064	67,544
Less: Discount on notes payable	1,035	1,035
Total notes payable	$84,029	$66,509

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
IDB Note
Interest	$85	$87	$169	$169
Total IDB Note	85	87	169	169

NSC Debt
Interest	–	84	–	155
Amortization of fees	–	40	–	73
Total NSC Debt	–	124	–	228

2017 Subordinated Note Financing
Interest	1,049	406	2,097	406
Amortization of fees	30	175	51	175
Total 2017 Subordinated Note Financing	1,079	581	2,148	581

Opus Credit Facility
Interest	284	276	565	508
Amortization of fees	101	241	420	454
Total Opus Note	385	517	985	962

2018 Venture Notes
Interest	429	–	485	–
Amortization of fees	9	–	10	–
Total 2018 Venture Notes	438	–	495	–

LOC Fees
Interest	9	7	16	15
Total LOC	9	7	16	15

Helocyte Convertible Note
Interest	19	57	87	111
Financing fee	–	–	–	1
Total Helocyte Convertible Note	19	57	87	112

Avenue Convertible Note
Interest	–	5	–	5
Financing fee	–	-	–	3
Total Avenue Convertible Note	–	5	–	8

Caelum Convertible Note
Interest	195	–	391	–
Total Caelum Convertible Note	195	–	391	–

Falk CSR
Interest	(66)	–	(64)	–
Total Falk CSR	(66)	–	(64)	–

D&O Insurance
Interest	–	2	–	3
Total D&O Insurance	–	2	–	3
Total Interest Expense and Financing Fee	$2,144	$1,380	$4,227	$2,078

12.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities, excluding National, consisted of the following:

	June 30, 2018	December 31, 2017
Accrued Expenses:
Professional fees	$1,535	$1,625
Salaries, bonuses and related benefits	3,569	5,279
Accrued expenses - related party	73	95
Research and development	5,143	4,046
Dr. Falk Pharma milestone (See Note 16)	3,365	3,059
Accrued royalties payable	1,268	1,411
Deferred coupon funding	1,777	1,087
Other	779	1,030
Total accrued expenses	$17,509	$17,632

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge	4,987	4,739
Total other long-term liabilities	$4,987	$4,739

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National’s accounts payable and other accrued expenses as of March 31, 2018 and September 31, 2017, consisted of the following:

	March 31, 2018	September 30, 2017
Legal	$615	$877
Audit	299	176
Telecommunications	194	205
Data Services	526	464
Regulatory	638	540
Settlements	1,703	2,403
Deferred rent	686	497
Other	2,903	3,242
Total	$7,564	$8,404

13.	Non-Controlling Interests

Non-controlling interests in consolidated entities, as recorded on the Condensed Consolidated Balance Sheets are as follows:

	As of June 30, 2018
	NCI Equity Share	Net gain/(loss) attributable to non-controlling interests	Non-controlling interests in consolidated entities	Non- controlling ownership
Aevitas	$(407)	$(184)	$(591)	37.0%
Avenue[2]	12,865	(9,631)	3,234	64.5%
Caelum	(2,121)	(1,474)	(3,595)	33.9%
Cellvation	(418)	(91)	(509)	21.6%
Checkpoint[1]	24,543	(9,482)	15,061	67.5%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(183)	(50)	(233)	10.8%
Helocyte	(3,203)	(91)	(3,294)	19.8%
JMC	(459)	165	(294)	6.3%
Mustang[2]	37,669	(6,729)	30,940	60.0%
National Holdings	15,805	(3,628)	12,177	43.4%
Tamid	(164)	(110)	(274)	24.0%
Total	$83,637	$(31,305)	$52,332

	As of December 31, 2017
	NCI Equity Share	Net gain/(loss) attributable to non-controlling interests	Non-controlling interests in consolidated entities	Non- controlling ownership
Aevitas	$(126)	$(168)	$(294)	35.4%
Avenue[2]	17,454	(4,646)	12,808	66.1%
Caelum	(815)	(1,262)	(2,077)	34.7%
Cellvation	(259)	(96)	(355)	21.5%
Checkpoint[1]	21,635	(12,314)	9,321	62.0%
Coronado SO	(236)	(54)	(290)	13.0%
Cyprium	(143)	(15)	(158)	11.1%
Helocyte	(1,907)	(1,193)	(3,100)	20.0%
JMC	(469)	7	(462)	6.3%
Mustang[2]	48,740	(11,911)	36,829	61.6%
National Holdings	17,021	(1,216)	15,805	43.4%
Tamid	(6)	(92)	(98)	24.0%
Total	$100,889	$(32,960)	$67,929

(1)	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.

(2)	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.	Net Loss per Common Share

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Warrants to purchase Common Stock	894,189	603,316
Opus warrants to purchase Common Stock	1,880,000	1,880,000
Options to purchase Common Stock	1,085,502	1,101,193
Convertible Preferred Stock	1,000,000	-
Unvested Restricted Stock	11,023,682	9,864,417
Unvested Restricted Stock Units	1,864,980	1,258,372
Total	17,748,353	14,707,298

15.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Employee Awards	$1,121	$1,150	$2,063	$2,424
Executive awards of Fortress Companies’ stock	444	540	962	1,096
Non-employee awards	23	23	46	36
Fortress Companies:
Avenue	322	19	671	24
Checkpoint	72	2,382	1,209	3,362
Mustang	972	397	2,966	397
Other	198	113	30	213
National	418	183	676	184
Total stock-based compensation	$3,570	$4,807	$8,623	$7,736

For the three months ended June 30, 2018 and 2017, approximately $0.8 million and $2.4 million, respectively, of stock based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.8 million and $2.4 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2018 and 2017, approximately $3.1 million and $3.2 million, respectively, of stock based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $5.5 million and $4.3 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

	Number of Shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2017	1,110,501	$3.78	$1,351,080	3.95
Exercised	–	–	–	–
Options vested and expected to vest at June 30, 2018	1,110,501	$3.78	$719,324	3.46
Options vested and exercisable	1,085,501	$3.75	$719,324	3.43

As of June 30, 2018, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

	Number of Shares	Weighted average grant price
Unvested balance at December 31, 2017	11,874,034	$2.63
Restricted stock granted	1,392,856	3.99
Restricted stock vested	(213,333)	2.76
Restricted stock units granted	405,000	4.18
Restricted stock units forfeited	(95,000)	3.49
Restricted stock units vested	(130,584)	3.45
Unvested balance at June 30, 2018	13,232,973	$2.80

As of June 30, 2018, and 2017, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $12.4 million and $2.7 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years and 2.3 years, respectively

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of Shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2017	2,774,189	$3.30	$2,204,530	4.47
Granted	–	–	–	–
Forfeited	–	–	–	–
Outstanding as of June 30, 2018	2,774,189	$3.30	$96,600	3.97
Exercisable as of June 30, 2018	869,189	$3.96	$96,600	3.56

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

As of June 30, 2018, 289,359 shares have been purchased and 110,641 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $43,000 and $40,000, respectively for the three months ended June 30, 2018 and 2017, and was approximately $81,000 and $75,000, respectively, for the six months ended June 30, 2018 and 2017.

Capital Raises

Fortress

At the Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), for the six month period ended June 30, 2018, the Company issued 1,130,835 shares of common stock at an average price of $3.60 per share for gross proceeds of $4.1 million. In connection with these sales, the Company paid aggregate fees of approximately $71,000 to B. Riley.

Fortress Companies

Checkpoint Therapeutics, Inc.

Checkpoint Public Offering of Common Stock

On March 12, 2018, Checkpoint closed an underwritten public offering in which it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from this offering were approximately $20.8 million, net of underwriting discounts and estimated offering expenses of approximately $2.2 million. The shares were sold under a Registration Statement (No. 333-221493) on Form S-3, filed by Checkpoint with the Securities and Exchange Commission.

Approximately $77.0 million of the shelf remains available for sale under the Form S-3, following the March 12, 2018 offering. Checkpoint may offer the securities under the S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

Legal Proceedings – Fortress

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Dr. Falk Pharma, GmbH v. Fortress Biotech, Inc. (Frankfurt am Main Regional Court, Ref. No. 3-06 0 28/16). Dr. Falk Pharma, GmbH (“Dr. Falk Pharma”) and Fortress were among the parties to that certain Collaboration Agreement dated March 20, 2012, whereby they agreed to collaborate to develop a product for treatment of Crohn’s disease. A dispute arose between Dr. Falk Pharma and Fortress with respect to their relative rights and obligations under the Collaboration Agreement; specifically, Dr. Falk Pharma contended that it had fulfilled its contractual obligations to Fortress and is entitled to the final milestone payment due under the Collaboration Agreement - EUR 2.5 million. Fortress contended that no such payment is due because a condition of the EUR 2.5 million payment was the delivery of a Clinical Study Report that addressed the primary and secondary objectives of a Phase II trial, and Fortress contended that Dr. Falk Pharma failed to deliver such a Clinical Study Report. Dr. Falk Pharma filed a lawsuit against Fortress in the above-referenced Court in Frankfurt, Germany to recover the EUR 2.5 million plus interest and attorneys’ fees, and Fortress filed an answer to the complaint, denying that it had any liability to Dr. Falk Pharma. On July 27, 2017, Fortress received a judgment from the court in Frankfurt awarding the full amount (EUR 2.5 million) plus interest to Dr. Falk Pharma. Fortress appealed the decision to the Higher Regional Court of Frankfurt on August 28, 2017, and the initial response of Dr. Falk Pharma to the appeal was filed on February 16, 2018. At an appellate hearing in the Higher Regional Court on June 12, 2018, the court issued an oral ruling upholding the lower court’s judgment and indicating that an impending written, enforceable judgment would do the same. On July 12, 2018, the Higher Regional Court approved and recorded terms of settlement between Fortress and Dr. Falk Pharma pursuant to which Fortress will pay $3.3 million to Dr. Falk Pharma over the course of a year, and approximately $37,000 to the court in mandated administrative fees.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where the National believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the National’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At March 31, 2018 and September 30, 2017, the National accrued approximately $1.7 million and $2.4 million, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended March 31, 2018 and 2017 were $0.4 million and $1.0 million, respectively, which is included in other administrative expenses. Amounts charged to operations for settlements and potential losses during the six months ended March 31, 2018 and 2017 were $0.7 million and $1.0 million, respectively, which is included in other administrative expenses. National has included in "Professional fees" litigation and FINRA related expenses of $0.0 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. National has included in "Professional fees" litigation and FINRA related expenses of $0.3 million and $0.8 million for the six months ended March 31, 2018 and 2017, respectively.

17.	Related Party Transactions

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 13.7% of the Company’s issued and outstanding Common Stock as of June 30, 2018. The Company’s Executive Vice Chairman, Strategic Development owns approximately 16.0% of the Company’s issued and outstanding Common Stock at June 30, 2018.

National Holdings Corporation

The Company maintains a controlling interest in National Holdings Corporation, a diversified independent brokerage company.  One of National’s subsidiaries, National Securities Corporation, is an independent broker-dealer offering retail and institutional advisory, investment, insurance and tax planning services. From time to time, NSC provides services to the Company and its affiliates.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended June 30, 2018 and 2017, the Company invoiced TGTX $0.7 million and $0.4 million, respectively. For the six months ended June 30, 2018 and 2017, the Company invoiced TGTX $1.0 million and $0.6 million, respectively. At June 30, 2018, the amount receivable from TGTX related to this arrangement approximated $0.4 million.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), as of June 30, 2018, the Company had paid $0.6 million in rent under the Desk Space Agreements, and invoiced OPPM and TGTX approximately $42,000 and $0.3 million, respectively, for their prorated share of the rent base. In addition, for the six months ended June 30, 2018, the Company had incurred approximately $96,000 in connection with the build out of the space and recorded a receivable of $43,000 due from TGTX and $10,000 due from OPPM. At June 30, 2018, the amount due from TGTX approximated $0 and the amount due from OPPM approximated $94,000.

Opus Credit Facility

On March 12, 2018, the Company and OPHIF amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”). The A&R Opus Credit Facility extends the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum (see Note 11). For the six months ended June 30, 2018 and 2017, the Company paid $0.3 million and $0.5 million, respectively. The Q2 interest payment due May 31, 2018 will be paid in stock, the shares were recorded as shares issuable as of June 30, 2018.

Checkpoint Public Offering of Common Stock

NSC, a subsidiary of National (of which the Company owns 56.3%), served as the sole book running manager in connection with Checkpoint’s 2018 equity offering, which closed on March 12, 2018. As the Sole Book Running Manager, NSC received a fee of approximately $1.8 million, or 8% on the gross proceeds raised of $23.0 million. The fees were eliminated in consolidation.

Mustang Option on Collaboration Agreement with TGTX

On February 2, 2018, Mustang entered into an Option Agreement the (“TGTX Mustang Option”) with TG Therapeutics, Inc. (“TGTX”), a related party, whereby TGTX was granted the option to enter into a global collaboration on the joint development and commercialization of product candidates pertaining to Mustang’s CD20 license agreement with the Fred Hutchinson Cancer Research Center. In consideration of the TGTX Mustang Option, TGTX paid an option fee of $50,000, which was recorded by Mustang as Collaboration Revenue Related Party in the Condensed Consolidated Statement of Operations. The TGTX Option expired on August 1, 2018 without action. Mr. Weiss, the Company’s Executive Vice Chairman, Strategic Development, serves as the Chief Executive Officer of TGTX.

2018 Venture Notes

For the six-month period ended March 31, 2018, the Company raised approximately $21.7 million in promissory notes. National Securities Corporation (“NSC”), a wholly-owned subsidiary of National, and a related party as a result of the Company’s ownership of National, acted as the sole placement agent for the 2018 Venture Notes. The Company paid NSC a fee of $1.7 million during the six months ended June 30, 2018, in connection with the 2018 Venture Notes. At June 30, 2018, the fee, which was recorded as debt discount on the Company’s Condensed Consolidated Balance Sheet and will be amortized over the life of the 2018 Venture Notes, was eliminated in consolidation.

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

Fortress Company	Effective Date (1)	PIK Dividend as a % of fully diluted outstanding capitalization		Class of Stock Issued
Helocyte	March 20, 2015	2.5%		Common Stock
Avenue	February 17, 2015	2.5%		Common Stock
Mustang	March 13, 2015	2.5%		Common Stock
Checkpoint	March 17, 2015	0.0	%(2)	Common Stock
Cellvation	October 31, 2016	2.5%		Common Stock
Caelum	January 1, 2017	2.5%		Common Stock
Cyprium	March 13, 2017	2.5%		Common Stock
Aevitas	July 28, 2017	2.5%		Common Stock
Tamid	November 30, 2017 (3)	2.5%		Common Stock

(1)	Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement.

(2)	Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.

(3)	Represents the Trigger Date.

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. The following table summarizes, by subsidiary, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments:

Fortress Company	Effective Date	Annual MSA Fee (Income)/Expense
Helocyte	March 20, 2015	$500
Avenue (1)	February 17, 2015	500
Mustang	March 13, 2015	500
Checkpoint	March 17, 2015	500
Cellvation	October 31, 2016	500
Caelum	January 1, 2017	500
Cyprium	March 13, 2017	500
Aevitas	July 28, 2017	500
Tamid	November 30, 2017	500
Fortress		(4,500)
Consolidated (Income)/Expense		$–

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National

On June 12, 2018, Michael S. Weiss, the Company’s Executive Vice Chairman, Strategic Development, retired from his position on the National board of directors. As of June 30, 2018, the Company owns approximately 56.3% of National.

Additionally, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice Chairman, Strategic Development are both Co-Portfolio Managers and Partners of OPPM, which owns approximately [4.6%] of National. In the normal course, National has occasionally provided the Company and the Company’s subsidiaries with placement agent services in connection with third party raises. These fees are eliminated in consolidation.

18.	Net Capital Requirements of Broker-Dealer Subsidiaries

NSC is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) (the “Rule”), which, among other things, requires the maintenance of minimum net capital. At March 31, 2018, National Securities had net capital of $11.9 million which was $10.9 million in excess of its required net capital of $1,000,000. National Securities is exempt from the provisions of the SEC’s Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

Advances, dividend payments and other equity withdrawals from the Company’s broker-dealer subsidiaries are restricted by the regulations of the SEC, and other regulatory agencies. These regulatory restrictions may limit the amounts that a subsidiary may dividend or advance to the Company.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cost of goods sold is directly related to product sales only. Revenues derived from co-promote revenue had no cost of goods sold.

($ in thousands) Three Months Ended June 30, 2018	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	National	Consolidated
Net Revenue	$6,689	126	$57,019	$63,834
Direct cost of goods	(1,668)	–	–	(1,668)
Sales and marketing costs	(2,910)	–	–	(2,910)
Research and development	–	(17,489)	–	(17,489)
General and administrative	(383)	(9,763)	–	(10,146)
National expenses	–	–	(56,218)	(56,218)
Segment income (loss) from operations	1,728	(27,126)	801	(24,597)
Segment assets	$11,307	$159,763	65,796	$236,866

($ in thousands) Three Months Ended June 30, 2017	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	National	Consolidated
Net Revenue	$4,054	$350	$46,293	$50,697
Direct cost of goods	(878)	–	–	(878)
Sales and marketing costs	(2,610)	–	–	(2,610)
Research and development	–	(13,483)	–	(13,483)
General and administrative	(293)	(8,231)	–	(8,524)
National expenses	–	–	(48,395)	(48,395)
Segment loss from operations	273	(21,364)	(2,102)	(23,193)
Segment assets	$5,447	$167,787	$76,612	$249,846

($ in thousands) Six Months Ended June 30, 2018	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	National	Consolidated
Net Revenue	$12,198	$520	$106,541	$119,259
Direct cost of goods	(3,140)	–	–	(3,140)
Sales and marketing costs	(5,670)	–	–	(5,670)
Research and development	–	(42,544)	–	(42,544)
General and administrative	(783)	(20,151)	–	(20,934)
National expenses	–	–	(107,054)	(107,054)
Segment loss from operations	$2,605	(62,175)	$(513)	$(60,083)
Segment assets	$11,307	159,763	$65,796	$236,866

($ in thousands) Six Months Ended June 30, 2017	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	National	Consolidated
Net Revenue	$6,139	$1,043	$88,197	$95,379
Direct cost of goods	(1,347)	-	-	(1,347)
Sales and marketing costs	(4,877)	-	-	(4,877)
Research and development	–	(21,887)	-	(21,887)
General and administrative	(612)	(15,897)	-	(16,509)
National expenses	-	-	(91,529)	(91,529)
Segment income (loss) from operations	$(697)	$(36,741)	$(3,332)	$(40,770)
Segment assets	$5,447	$167,787	$76,612	$249,846

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

The Company’s contracts include variable consideration in the form of refunds for rights of return, price protection, and consideration payable to the customer. As such, for the three months ended June 30, 2018 and 2017, the Company recorded a return reserve of $0.7 million and $0.3 million, respectively. The Company estimates variable consideration using a percentage of sales approach. Under this method, the transaction price is constrained for the potential future returns and consideration payable to the customer because it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Because the Company’s agreements for sales of product to its distributors can be cancelled early, prior to the termination date, they are deemed to have an expected duration of one year or less, and as such, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Checkpoint

Impact to Checkpoint’s Collaboration and License Agreement Revenues

Collaboration Agreement with TGTX related to Dana-Farber License

In connection with Checkpoint’s license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-Ll and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid Checkpoint $0.5 million, representing an upfront licensing fee, and the Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, Checkpoint is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, Checkpoint receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to Checkpoint. For the three months ended June 30, 2018 and 2017, the Company recognized approximately $0 and $9,000, respectively, in revenue from Checkpoint’s collaboration agreement with TGTX in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company recognized approximately $44,000 and $38,000, respectively, in revenue from Checkpoint’s collaboration agreement with TGTX in the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Collaboration Agreement with TGTX related to Jubliant License

In connection with Checkpoint’s license agreement with Jubilant, Checkpoint entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid Checkpoint $1.0 million, representing an upfront licensing fee, and Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, Checkpoint is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays Checkpoint 50% of IND enabling costs and patent expenses. For the three months ended June 30, 2018 and 2017, Checkpoint recognized approximately $0.1 million and $0.1 million, respectively, in revenue related to the sublicense agreement in the condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, Checkpoint recognized approximately $0.4 million and $0.6 million, respectively, in revenue related to the sublicense agreement in the condensed consolidated statements of operations.

Sponsored Research Collaboration with NeuPharma, Inc. and TGTX

In connection with Checkpoint’s license agreement with NeuPharma, Inc. (“Neupharma”) Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid Checkpoint for all amounts previously paid. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended June 30, 2018 and 2017, Checkpoint recognized approximately nil and $0.2 million, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company recognized approximately $31,000 and $0.4 million, respectively, in revenue in connection with the Sponsored Research Agreement in the condensed consolidated statements of operations.

The collaborations described above with TGTX each contain a single material performance obligation under Topic 606, which is the granting of a license that is functional intellectual property. Checkpoint’s performance obligation is satisfied at the point in time when the customer has the ability to use and benefit from the right to use the intellectual property.

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales based royalty payments are recognized as revenue when the subsequent sales occur. Checkpoint also receives variable consideration for certain research and development and patent maintenance related activities that are dependent upon Checkpoint’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the six months ended June 30, 2018, Checkpoint did not receive any milestone or royalty payments.

Disaggregation of Total Revenues

The Company has three marketed products, Targadox®, Luxamend® and Ceracade. Substantially all of the Company’s product revenues are recorded in the U.S. Substantially all of the Company’s collaboration revenues are from its collaboration with TGTX. Revenues by product and collaborator are summarized as follows (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Targadox®	$6,363	$11,861
Other branded revenue	326	337
Total product revenues	$6,689	$12,198
TGTX	126	520
Total Revenue	$6,815	$12,718

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract Balances and Performance Obligations

The Company recognized collaboration and license agreement revenues of $0.1 million and $0.5 million during the three and six months ended June 30, 2018, respectively, that were included in the deferred revenue balance as of January 1, 2018.

Significant Customers

For the three months ended June 30, 2018, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross product revenue in the amount of $11.5 million and $2.4 million. For the three months ended June 30, 2017, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross revenue in the amount of $4.2 million and $2.2 million. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statement of Operations.

For the six months ended June 30, 2018, three of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross product revenue in the amount of $11.5 million and $6.9 million and $5.1 million. For the six months ended June 30, 2017, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross revenue in the amount of $5.3 million and $3.8 million. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statement of Operations.

At June 30, 2018, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $3.9 million and $1.0 million, respectively.

At June 30, 2017, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $2.1 million and $0.7 million, respectively.

Net Revenue from Pharmaceutical and Biotechnology Product Development represents collaboration revenue from TGTX in connection with Checkpoint and Mustang, which is classified as related party revenue.

National Revenue Recognition with Customers

National recognizes revenue from contracts with customers when, or as, National satisfies its performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that National determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration National expects to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, National considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of influence, such as market volatility or the judgment and actions of third parties.

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

National’s revenues from advisory services primarily consist of fees generated in connection with mergers and acquisition and advisory transactions. Advisory fees from mergers and acquisitions engagements are recognized at a point in time when the related transaction is completed, as the performance obligation is to successfully execute a specific transaction. Fees received prior to the completion of the transaction are deferred within other liabilities on the Condensed Consolidated Balance Sheets. A significant portion of the fees National receives for advisory services are considered variable as they are contingent upon a future event and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified milestone. Payment for advisory services is generally due promptly upon completion of a specified milestone or, for retainer fees, periodically over the course of the engagement. National recognizes a receivable between the date of completion of the milestone and payment by the customer. Expenses associated with investment banking advisory engagements are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other investment banking advisory related costs are expensed as incurred. All investment banking advisory expenses are recognized within their respective expense category on the Condensed Consolidated Statements of Operations and any expenses reimbursed by the clients are recognized as Investment banking revenues.

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

Disaggregation of Revenue

The following presents National’s revenues from contracts with customers disaggregated by major business activity for the three months ended June 30, 2018:

($ in thousands)	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenues from customer contracts:
Commissions	$31,407	$57,025
Investment banking:
Underwriting	6,893	9,593
Private placement	3,484	13,299
Advisory	833	2,147
Other	(4)	156
Sub-total National revenue from contracts with customers	42,613	82,220
Other National revenue	14,406	24,321
Total National revenue	$57,019	$106,541

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

National does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2018.

Contract Balances

The timing of National’s revenue recognition may differ from the timing of payment by customers. National records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, National records deferred revenue until the performance obligations are satisfied.

Contract Costs

Incremental contract costs are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as services are provided to a customer.

22.	Income taxes

The Company and its subsidiaries are subject to US federal and state income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of Management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

The Company files a consolidated income tax return with subsidiaries for which the Company has an 80% or greater ownership interest. Subsidiaries for which the Company does not have an 80% or more ownership are not included in the Company’s consolidated income tax group and file their own separate income tax return. As a result, certain corporate entities included in these financial statements are not able to combine or offset their taxable income or losses with other entities’ tax attributes.

Income tax expense for the six months ended June 30, 2018 and 2017 is based on the estimated annual effective tax rate. The Company has recorded $1.4 million and nil income tax expense to reflect National’s estimated current income tax expense for the three and six months ended June 30, 2018. No income tax expense was recorded in 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially, from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At June 30, 2018, in addition to National, we had several consolidated Fortress Companies, which contain licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), and Tamid Bio, Inc. (“Tamid”). We also have operational subsidiaries CB Securities Corporation, Immune Limited and FBIO Acquisition, Inc. (the acquisition vehicle we used to obtain National) and acquisition companies for which we are actively seeking product candidate licenses, including Coronado SO Co., Escala Therapeutics, Inc., GeneXion Oncology, Inc., Fortress Biotech China, Inc., FBIO Acquisition Corp. IV and FBIO Acquisition Corps. VI - XIV.

Avenue

In May 2018, Avenue announced that its first pivotal Phase 3 trial of IV tramadol achieved the primary endpoint of a statistically significant improvement in Sum of Pain Intensity Difference over 48 hours (SPID48) compared to placebo in patients with moderate to moderately severe postoperative pain following bunionectomy surgery. In addition, the trial met its key secondary endpoints and demonstrated a clear dose response. Avenue plans to initiate a second pivotal Phase 3 trial of IV tramadol in patients following abdominoplasty surgery in the second half of 2018.

Caelum

On June 25, 2018, Caelum announced a complete analysis of cardiac data from Columbia University’s (“Columbia”) Phase 1b trial that supports CAEL-101’s (mAb 11-1F4) potential to improve myocardial function as assessed by global longitudinal strain (“GLS”) and generate a sustained decrease in N-terminal pro-brain natriuretic peptide (NTproBNP) levels in amyloid light chain (“AL”) amyloidosis patients experiencing cardiac involvement. These data were presented at the American Society of Echocardiography (ASE) 29th Annual Scientific Sessions.

Checkpoint

In April 2018, Checkpoint presented preclinical data on its BET inhibitor CK-103 at the American Association for Cancer Research Annual Meeting. CK-103 demonstrated combinatorial effects in an in vivo model with anti-PD-1 antibodies, which may support the development of CK-103 as an anti-cancer agent alone and in combination with Checkpoint’s anti-PD-L1 antibody CK-301.

Cyprium

On July 2, 2018, Cyprium announced that it had been granted Fast Track Designation by the U.S. Food and Drug Administration (“FDA”) for its Copper Histidinate, also referred to as CUTX-101, for patients diagnosed with classic Menkes disease who have not demonstrated significant clinical progression. The FDA's Fast Track program facilitates the development of drugs intended to treat serious conditions and that have the potential to address unmet medical needs.

Mustang

In July 2018, Mustang announced that it has completed a pre-Investigational New Drug (pre-IND) meeting with the FDA for MB-102 (CD123 CAR T). MB-102 is a CAR T therapy in development for the treatment of acute myeloid leukemia (AML), blastic plasmacytoid dendritic cell neoplasm (BPDCN) and high-risk myelodysplastic syndrome (MDS). Mustang will continue its efforts on its IND filing to the FDA for MB-102, which Mustang expect to file the IND in the fourth quarter of 2018. In addition, Mustang anticipates that their manufacturing facility will be ready to process patient cells in the second half of 2018, which will help enable initiation of Mustang’s Phase 1/2 clinical trial of MB-102 in AML, BPDCN and MDS to begin in 2019.

On June 22, 2018, Mustang announced the opening of its CAR T cell therapy manufacturing facility at UMass Medicine Science Park in Worcester, Mass; the facility will support the clinical development and commercialization of Mustang’s CAR T product candidates and enable proprietary cell therapy research.

Also, in June, Mustang announced that the company has been added to the Russell 2000®, 3000® and Microcap® Indexes, effective after U.S. market close on Friday, June 22, 2018, following Russell’s annual reconstitution of its U.S. and global equity indexes.

In May 2018, Mustang announced the publication of preclinical data demonstrating that glioblastoma (GBM)-targeted CD4+ CAR T cells mediate superior antitumor activity over CD8+ CAR T cells. The results were published in the May 17, 2018, edition of JCI Insight, a peer-reviewed journal of the American Society for Clinical Investigation. Mustang licensed the IL13Rα2-specific CAR (MB-101) technology used in this preclinical study from the City of Hope.

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

For the six months ended June 30, 2018, we generated $119.3 million of net revenue, of which $106.5 million of revenue relates to National, $0.5 million of revenue is in connection with Checkpoint and Mustang’s collaborative agreements with TGTX and $12.2 million of revenue relates primarily to the sale of Journey branded and generic products. At June 30, 2018, we had an accumulated deficit of $354.8 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the six months ended June 30, 2018, we had $3.1 million of costs of goods sold in connection with the sale of JMC branded and generic products, compared to $1.3 million for the six months ended June 30, 2017.

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

For the three months ended June 30, 2018 and 2017, research and development expenses were approximately $17.5 million and $11.7 million, respectively. Additionally, during the three months ended June 30, 2018 and 2017, we expensed approximately $1,000 and $1.8 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended June 30, 2018 and 2017, was $0.8 million and $2.4 million, respectively.

Included in the $17.5 million and $11.7 million figures for the three months ended June 30, 2018 and 2017, respectively, are the following subsidiary level expenses related to license development: Aevitas: $0.3 million and nil; Avenue: $3.4 million and $0.3 million; Caelum: $1.3 million and $0.1 million; Cellvation: $0.2 million and nil; Checkpoint: $5.6 million and $3.3 million; Cyprium: $0.1 million and $0.1 million; Escala: nil and approximately $46,000; Helocyte: $0.3 million and $0.8 million; Mustang $1.6 million and $2.1 million; and Tamid $0.2 million and nil. Additionally, for the three months ended June 30, 2018 and 2017, expenses related to CNDO-109 and TSO were $0.1 million and $0.1 million, and $0.3 million and $0.2 million, respectively. Also included in research and development expenses for the three months ended June 30, 2018 and 2017, were $2.1 million and $1.6 million, respectively, of employee costs.

For the six months ended June 30, 2018 and 2017, research and development expenses were approximately $42.4 million and $18.8 million, respectively. Additionally, during the six months ended June 30, 2018 and 2017, we expensed $0.1 million and $3.1 million, respectively, in costs related to the acquisition of licenses. Noncash stock-based compensation expense included in research and development for the six months ended June 30, 2018 and 2017, was $3.1 million and $3.2 million, respectively.

Included in the $42.4 million and $18.8 million research and development expense figures for the six months ended June 30, 2018 and 2017, respectively are the following subsidiary level expenses related to license development: Aevitas: $0.4 million and nil; Avenue: $12.5 million and $0.3 million; Caelum: $2.8 million and $0.1 million, Cellvation: $0.3 million and nil; Checkpoint: $11.6 million and $5.9 million; Cyprium: $0.2 million and $0.1 million; Escala: nil and $0.2 million; Helocyte: $0.5 million and $1.7 million; Mustang: $3.2 million and $2.7 million, and Tamid: $0.4 million and nil. Additionally, for the six months ended June 30, 2018 and 2017, expenses related to CNDO-109 and TSO were $0.1 million and $0.2 million, and $0.3 million and $0.4 million respectively. Employee costs of $4.1 million and $2.8 million were also included in research and development expenses for the six-months ended June 30, 2018 and 2017, respectively. We anticipate research and development expenses will increase in future periods, reflecting continued and increasing product development costs.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended June 30, 2018 and 2017, general and administrative expenses were approximately $13.1 million and $11.1 million, respectively. Noncash stock-based compensation expense included in general and administrative expenses for the three months ended June 30, 2018 and 2017, was $2.4 million and $2.2 million, of which $1.3 million and $1.3 million relates to Fortress, approximately $24,000 and $0.1 million relates to JMC, $0.4 million and $0.3 million relates to Mustang, and $0.5 million and $0.4 million relates to Checkpoint, respectively.

Included in the remaining $10.7 million and $8.9 million figures for the three months ended June 30, 2018 and 2017, respectively are the following subsidiary level expenses, which include subsidiary employee costs: JMC: $3.2 million and $2.8 million; Checkpoint: $0.8 million and $0.8 million; Helocyte: approximately $45,000 and $0.2 million; Mustang: $1.2 million and $1.3 million, Avenue: $0.7 million and $0.3 million, Caelum: $0.4 million and $0.2 million. Also included in general and administrative expenses for the three months ended June 30, 2018 and 2017, respectively were costs related to Fortress of: $1.7 million and $1.5 million of employee costs, $0.5 million and $0.3 million of legal costs, $0.2 million and $0.2 million for rent and $1.6 million and $1.1 million of public company costs.

For the six months ended June 30, 2018 and 2017, general and administrative expenses were approximately $26.6 million and $21.4 million, respectively. Noncash stock-based compensation expense included in general and administrative expenses for the six months ended June 30, 2018 and 2017, was $4.8 million and $4.3 million, of which $2.4 million and $2.8 million relates to Fortress, $0.1 million and $0.1 million relates to JMC, $0.9 million and $0.3 million relates to Mustang, and $0.9 million and $1.0 million relates to Checkpoint, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	support of business development activities; and
•	an expanding infrastructure and increased professional fees and other costs associated therewith.

Included in the remaining $21.8 million and $17.1 million figures for the six months ended June 30, 2018 and 2017, respectively are the following subsidiary level expenses: JMC: $6.4 million and $5.4 million; Checkpoint: $1.9 million and $1.6 million; Helocyte: $0.2 million and $0.3 million; Escala: $13,000 and $37,000; Avenue: $1.5 million and $0.6 million; Caelum: $0.8 million and $0.4 million; Cellvation: $0.1 million and $0.1 million; Cyprium: $0.1 million and $0.1 million; and Mustang: $2.7 million and $2.0 million. Also included in general and administrative expenses for the six months ended June 30, 2018 and 2017, respectively were $3.8 million and $2.9 million of employee costs, $0.8 million and $0.7 million of legal costs, $0.3 million and $0.4 million of rent, and $2.8 million and $2.4 million of public company costs related to Fortress.

General and administrative expenses related to National for the three months ended March 31, 2018 and 2017 were $56.2 million and $48.4 million, respectively, of which $49.3 million and $41.8 million related to commissions, compensation and fees.

General and administrative expenses related to National for the six months ended March 31, 2018 and 2017 were $107.1 million and $91.5 million, respectively, of which $92.9 million and $79.0 million related to commissions, compensation and fees.

Comparison of three months ended June 30, 2018 and 2017

	Three Months Ended June 30,		Change
($ in thousands)	2018	2017	$	%
Revenue
Fortress
Product revenue, net	$6,689	$4,054	$2,635	65%
Revenue - from a related party	126	350	(224)	-64%
Net Fortress revenue	6,815	4,404	2,411	55%

National
Commissions	31,407	23,993	7,414	31%
Net dealer inventory gains	2,929	2,366	563	24%
Investment banking	11,037	10,592	445	4%
Investment advisory	5,197	3,490	1,707	49%
Interest and dividends	601	675	(74)	-11%
Transfer fees and clearing services	1,777	1,687	90	5%
Tax preparation and accounting	3,868	3,144	724	23%
Other	203	346	(143)	-41%
Total National revenue	57,019	46,293	10,726	23%
Net revenue	63,834	50,697	13,137	26%

Operating expenses
Fortress
Cost of goods sold - product revenue	1,668	878	790	90%
Research and development	17,488	11,683	5,805	50%
Research and development – licenses acquired	1	1,800	(1,799)	-100%
General and administrative	13,056	11,134	1,922	17%
Total Fortress operating expenses	32,213	25,495	6,718	26%

National
Commissions, compensation and fees	49,345	41,762	7,583	18%
Clearing fees	578	618	(40)	-6%
Communications	813	682	131	19%
Occupancy	1,141	936	205	22%
Licenses and registration	530	427	103	24%
Professional fees	578	991	(413)	-42%
Interest	2	4	(2)	-50%
Underwriting costs	42	-	42	100%
Depreciation and amortization	857	500	357	71%
Other administrative expenses	2,332	2,475	(143)	-6%
Total National operating expenses	56,218	48,395	7,823	16%
Total operating expenses	88,431	73,890	14,541	20%
Loss from operations	(24,597)	(23,193)	(1,404)	6%

Other income (expenses)
Interest income	294	190	104	55%
Interest expenses	(2,144)	(1,380)	(764)	55%
Change in fair value of derivative liabilities	(6,866)	1,452	(8,318)	-573%
Change in fair value of subsidiary convertible note	(140)	(188)	48	26%
Change in fair value of investments	(707)	157	(864)	-550%
Other (loss) income	(118)	13	(131)	-1008%
Total other (expense) income	(9,681)	244	(9,925)	-4068%
Loss before income taxes	(34,278)	(22,949)	(11,329)	49%

Income tax expense	1,438	-	1,438	100%
Net loss	(35,716)	(22,949)	(12,767)	56%

Less: net loss attributable to non-controlling interest	(14,105)	(5,584)	(8,521)	153%
Net loss attributable to common stockholders	$(21,611)	$(17,365)	$(4,246)	24%

Net revenues increased $13.1 million or 26% from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase in net revenue is related to an increase in product revenue of $2.6 million associated with Journey’s branded and generic products, offset by a decrease of $0.2 million in collaboration revenue between Checkpoint, Mustang and TGTX. National’s revenue increased by $10.7 million or 23%, of which $7.4 million is commissions, the increase is due to retail commissions increasing due to increased headcount and continuing strong equity markets. Investment advisory revenue increased $1.7 million also due to continuing strength in the equity markets.

Cost of goods sold increased by $0.8 million or 90% from the three months ended June 30, 2017 to the three months ended June 30, 2018 due to the increase in Journey branded and generic product revenue in the first quarter of 2018 as compared to the first quarter of 2017.

Research and development expenses increased $5.8 million or 50% from the three months ended June 30, 2017 to the three months ended June 30, 2018. This increase is attributable to increases in spending of: $3.1 million for Avenue related to the advancement of bunionectomy and safety study costs for IV tramadol, $0.2 million for Cellvation preclinical work, $1.3 million for Caelum related to preclinical and CMC-related work for CAEL-101 and their pipeline, $0.3 million for Aevitas pre-clinical activity, and $0.2 million for Tamid pre-clinical activity, offset by a decrease of $0.5 million in spending on Helocyte programs. Personnel costs related to Fortress increased by $0.2 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, and Mustang personnel costs increased by $0.5 million for the same period, as a result of increased employee headcount while non-cash stock compensation expenses increased due to grants to new employees by Fortress and Mustang offset by a decrease in expense for Checkpoint options granted to non-employees.

During the three months ended June 30, 2018, we made nominal expenditures in connection with a new research and development licenses, compared with $1.8 million in expenditures related to licenses acquired during the three months ended June 30, 2017, comprised of new license purchases by Mustang of $1.5 million as well as a milestone payment owed under an existing license agreement paid by Fortress of $0.3 million, during the three months ended June 30, 2017.

General and administrative expenses increased $1.9 million or 17% from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase is related to $0.2 million for the continued building of our sales and marketing infrastructure at JMC (including increasing the headcount of its out-sourced sales force from 25 to 31), $0.5 million for the increase in headcount excluding the JMC sales force (of which $0.1 million relates to Fortress, $0.1 million to Avenue and $0.3 million to Mustang). Finally, stock compensation expense increased by $0.2 million from the three months ended June 30, 2017 due to new stock grants by Avenue.

National’s operating expenses increased by $7.8 million or 16% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Commissions, compensation, and fees increased $7.6 million or 18%; commissions, compensation, and fees include expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees. The increase in commissions revenue was primarily responsible for the increase in this expense category. In addition, occupancy expenses increased $0.2 million or 22%.

Total other expense increased $9.9 million, or 4068% from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase is primarily related to the change in fair value of derivative liabilities of $8.3 million, or 573%, and a decrease in the fair value of investments of $0.9 million or 550%, driven by the write off of our investment in Origo, as well as an increase in interest expense of $0.8 million or 55%. The increase in interest is primarily related to amounts owed under the Opus Credit Facility, the 2017 Subordinated Note Financing, and the 2018 Venture Notes.

Comparison of Six Months Ended June 30, 2018 and 2017
	Six Months Ended June 30,		Change
($ in thousands)	2018	2017	$	%
Revenue
Fortress
Product revenue, net	$12,198	$6,139	$6,059	99%
Revenue - from a related party	520	1,043	(523)	-50%
Net Fortress revenue	12,718	7,182	5,536	77%

National
Commissions	57,025	48,499	8,526	18%
Net dealer inventory gains	5,119	4,877	242	5%
Investment banking	23,741	17,653	6,088	34%
Investment advisory	10,530	6,875	3,655	53%
Interest and dividends	1,232	1,391	(159)	-11%
Transfer fees and clearing services	4,074	4,185	(111)	-3%
Tax preparation and accounting	4,391	4,000	391	10%
Other	429	717	(288)	-40%
Total National revenue	106,541	88,197	18,344	21%
Net revenue	119,259	95,379	23,880	25%

Operating expenses
Fortress
Cost of goods sold - product revenue	3,140	1,347	1,793	133%
Research and development	42,446	18,793	23,653	126%
Research and development - licenses acquired	98	3,094	(2,996)	-97%
General and administrative	26,604	21,386	5,218	24%
Total Fortress operating expenses	72,288	44,620	27,668	62%

National
Commissions, compensation and fees	92,906	79,020	13,886	18%
Clearing fees	1,321	1,356	(35)	-3%
Communications	1,573	1,404	169	12%
Occupancy	2,096	1,944	152	8%
Licenses and registration	1,167	832	335	40%
Professional fees	1,971	2,254	(283)	-13%
Interest	4	8	(4)	-50%
Underwriting costs	187	-	187	100%
Depreciation and amortization	1,716	1,006	710	71%
Other administrative expenses	4,113	3,705	408	11%
Total National operating expenses	107,054	91,529	15,525	17%
Total operating expenses	179,342	136,149	43,193	32%
Loss from operations	(60,083)	(40,770)	(19,313)	47%

Other income (expenses)
Interest income	572	326	246	75%
Interest expenses	(4,227)	(2,078)	(2,149)	103%
Change in fair value of derivative liabilities	(7,931)	5,794	(13,725)	-237%
Change in fair value of subsidiary convertible note	110	(285)	395	-139%
Change in fair value of investments	(825)	(511)	(314)	61%
Other loss	(112)	13	(125)	-962%
Total other income (expenses)	(12,413)	3,259	(15,672)	-481%
Loss before income taxes	(72,496)	(37,511)	(34,985)	93%

Income tax expense	1,438	-	1,438	100%
Net loss	(73,934)	(37,511)	(36,423)	97%

Less: net loss attributable to non-controlling interest	(31,305)	(8,164)	(23,141)	283%
Net loss attributable to common stockholders	(42,629)	$(29,347)	$(13,282)	45%

Net revenues increased $23.9 million or 25% from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase in net revenue is related to an increase in product revenue of $6.1 million or 99% associated with Journey’s branded and generic products, offset by a decrease of $0.5 million or 50% in collaboration revenue between Checkpoint, Mustang and TGTX. National’s revenue increased by $18.3 million or 21%, of which $8.5 million is commissions, the increase is due to retail commissions increasing due to favorable markets. Investment banking revenue increased $6.1 million due to favorable markets, focus on a diversified product base and additional new hires during the current year, yielding strong investment opportunities for clients. Investment advisory revenue increased $3.7 million due to stronger equity markets and higher levels of assets under management.

Cost of goods sold increased by $1.8 million or 133% from the six months ended June 30, 2017 to the six months ended June 30, 2018 due to the increase in Journey branded and generic product revenue in the first six months of 2018 as compared to the first six months of 2017.

Research and development expenses increased $23.7 million or 126% from the six months ended June 30, 2017 to the six months ended June 30, 2018. This increase is attributable to increases in spending of: $12.2 million for Avenue related to the advancement of bunionectomy and safety study costs for IV tramadol, $0.6 million for Mustang (not including $1.1 million of employee cost increases) due to increased sponsored research expense related to IL-13, CD123 and CD20, and $5.7 million for Checkpoint related to increased pre-clinical and product development activity for their product candidates, $2.7 million for Caelum related to preclinical and CMC-related work, $0.1 million for Cyprium for sponsored research, $0.4 million for Aevitas pre-clinical activity, $0.4 million for Tamid pre-clinical activity, and $0.3 million for Cellvation pre-clinical activity. This is offset slightly by a $0.2 million decrease in spending on the Escala program and a $1.3 million decrease on Helocyte programs. Personnel costs related to Fortress increased by $0.4 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, as a result of an increase in employee headcount.

During the six months ended June 30, 2018, we made expenditures totaling $0.1 million in connection with research and development licenses, compared with $3.1 million in expenditures related to licenses acquired during the six months ended June 30, 2017, comprised of new license purchases by Mustang ($2.1 million), Caelum ($0.2 million), and Cyprium ($0.1 million) as well as a milestone payment owed under an existing license agreement paid by Checkpoint ($0.4 million) and Fortress ($0.3 million), during the six months ended June 30, 2017.

General and administrative expenses increased $5.2 million or 24% from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase is related to $0.8 million for the continued building of our sales and marketing infrastructure at JMC (including increasing the headcount of its out-sourced sales force from 25 to 31), $1.8 million for the increase in headcount excluding JMC’s salesforce (of which $0.9 million relates to Fortress, $0.2 million to Avenue, $0.6 million to Mustang and $0.1 million to Caelum). Finally, stock compensation expense increased by $0.5 million from the six months ended June 30, 2017 due to new stock grants by Mustang and Avenue.

National’s operating expenses increased by $15.5 million or 17% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Commissions, compensation, and fees increased $13.9 million or 18%; commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains, investment banking and investment advisory, as well as compensation to our non-broker employees. The increase in commissions expense is primarily due to higher revenues earned in both commissions and investment banking revenues. Strategic new hires and increases in benefits expenses also contributed to the increase. Licenses and registration expenses increased $0.3 million or 40% due to licenses for software applications as National continues to invest in and implement technology enhancements. Professional fees decreased $0.3 million or 13% due to a reduction in the use of outside providers and more work being handled by employees. Other administrative expenses increased $0.4 million or 11% due to recruitment charges for new hires, stock-based compensation for the board of directors and real estate taxes offset in part by a decrease in settlement provision.

Total other expense increased $15.7 million, or 481% from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase is primarily related to the change in fair value of derivative liabilities of $13.7 million, or 237%, and a decrease in the fair value of investments of $0.3 million or 61%, driven by the write down of our investment in Origo, as well as an increase in interest expense of $2.1 million or 103%. The increase in interest is primarily related to amounts owed under the Opus Credit Facility, the 2017 Subordinated Note Financing, and the 2018 Venture Notes.

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

	For the Six Months Ended June 30,
($ in thousands)	2018	2017
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(55,301)	$(35,359)
Investing activities	(4,264)	(21,165)
Financing activities	44,038	112,584
Net increase in cash and cash equivalents, cash deposits with clearing organizations and restricted cash	$(15,527)	$56,060

Operating Activities

Net cash used in operating activities increased $19.9 million from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase was primarily due to the decrease of $13.7 million in the fair value of derivative liabilities, an increase of $36.4 million in net loss, a decrease in the fair value of investments of $0.3 million, and an increase of $3.1 million in changes in operating assets and liabilities partially offset by an increase of $0.6 million of depreciation and amortization expense related to intangible assets associated with our ownership in National, a $3.0 million decrease of expense related to research and development-licenses acquired, an increase of $0.9 million in stock based compensation expense, and a decrease of $0.4 million related to the value of subsidiary convertible notes.

Investing Activities

Net cash used in investing activities decreased $16.9 million from the six months ended June 30, 2017 to the six months ended June 30, 2018 The decrease is primarily due to a $15.0 million increase in the purchase of short-term investments with the purchase of certificates of deposit by Mustang, offset by the $36.0 million redemption of certificates of deposit, also held by Mustang, an increase of $4.2 million in the purchase of property and equipment as the build-out of the cell processing facility in Worcester, Massachusetts by Mustang continues, as well as a decrease of $0.6 million in funds used to purchase research and development licenses.

Financing Activities

Net cash provided by financing activities was $44.0 million for the six months ended June 30, 2018, compared to $112.6 million of net cash provided by financing activities for the six months ended June 30, 2017. During the six months ended June 30, 2018, net proceeds from subsidiaries’ offerings were $22.7 million, net proceeds from the 2018 Venture Notes were $21.6 million, and $4.1 million was used to pay subsidiaries’ Convertible Notes. Additionally, $1.3 million of costs were incurred in connection with the issuance of Series A preferred stock, and $1.2 million was paid in Preferred A dividends, offset by $3.9 million in net proceeds from at-the-market offering.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the addition of the 2018 Venture Notes. Total owed under the 2018 Venture Notes at June 30, 2018 is $21.7 million. The notes mature 36 months from issuance, provided that during the first 24 months the Company may extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Interest accrues at 8% payable quarterly for the first 24 months (or the first 30 months if the note is extended), and monthly during the last 12 months.

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

Based on our analysis, for the years ended December 31, 2016, December 31, 2017 and for the interim period through June 30, 2018, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Dr. Falk Pharma, GmbH v. Fortress Biotech, Inc. (Frankfurt am Main Regional Court, Ref. No. 3-06 0 28/16). Dr. Falk Pharma, GmbH (“Dr. Falk Pharma”) and Fortress are among the parties to that certain Collaboration Agreement dated March 20, 2012, whereby they agreed to collaborate to develop a product for treatment of Crohn’s disease. A dispute has arisen between Dr. Falk Pharma and Fortress with respect to their relative rights and obligations under the Collaboration Agreement. Specifically, Dr. Falk Pharma contends that it fulfilled its contractual obligations to Fortress and is entitled to the final milestone payment due under the Collaboration Agreement - EUR 2.5 million. Fortress contends that no such payment is due because a condition of the EUR 2.5 million payment was the delivery of a Clinical Study Report that addressed the primary and secondary objectives of a Phase II trial, and Fortress contends that Dr. Falk Pharma failed to deliver such a Clinical Study Report. Dr. Falk Pharma disputes that it failed to deliver such a report and further disputes that the delivery of such a report is a condition of Fortress’s obligation to make the EUR 2.5 million payment. After the parties’ attempts to negotiate a settlement of the dispute were unsuccessful, Dr. Falk Pharma filed a lawsuit against Fortress in the above-referenced Court in Frankfurt, Germany to recover the EUR 2.5 million plus interest and attorneys’ fees, and Fortress was served with the English translation of the lawsuit on August 11, 2016. Fortress retained local counsel and, on December 14, 2016, filed an answer to the complaint, denying that it had any liability to Dr. Falk Pharma. On July 27, 2017, Fortress received a judgment from the court in Frankfurt awarding the full amount (EUR 2.5 million) plus interest to Dr. Falk Pharma. Fortress appealed the decision to the Higher Regional Court of Frankfurt on August 28, 2017, and the initial response of Dr. Falk Pharma to the appeal was filed on February 16, 2018. At an appellate hearing in the Higher Regional Court on June 12, 2018, the court issued an oral ruling upholding the lower court’s judgment and indicating that an impending written, enforceable judgment would do the same. On July 12, 2018, the Higher Regional Court approved and recorded terms of settlement between Fortress and Dr. Falk Pharma pursuant to which Fortress will pay $3.3 million to Dr. Falk Pharma over the course of a year, and approximately $37,000 to the court in mandated administrative fees.

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

We and our subsidiaries receive a large amount of proprietary information from potential or existing licensors of intellectual property and potential acquisition target companies, all pursuant to confidentiality agreements. The confidentiality and proprietary invention assignment agreements that we and our subsidiaries have in place with each of our employees and consultants prohibit the unauthorized disclosure of such information, but such employees or consultants may nonetheless disclose such information through negligence or willful misconduct. Any such unauthorized disclosures could subject us and our subsidiaries to monetary damages and/or injunctive or equitable relief. The notes, analyses and memoranda that we and our subsidiaries have generated based off such information are also valuable to our businesses, and the unauthorized disclosure or misappropriation of such materials by our and our subsidiaries’ employees and consultants could significantly harm our strategic initiatives — especially if such disclosures are made to our competitor companies.

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

We are primarily an early-stage biopharmaceutical company and certain of our subsidiaries, on whose success we largely rely, are also early-stage biopharmaceutical companies. To date, we and certain of our subsidiaries have engaged primarily in R&D and investment activities and have not generated any revenues from product sales. We and certain of our subsidiaries have incurred significant net losses since our inception. As of June 30, 2018, we had an accumulated deficit of approximately $354.8 million. We and certain of our subsidiaries have not demonstrated the ability to perform the functions necessary for the successful commercialization of any of our products. The successful commercialization of our and certain of our subsidiaries’ products will require us and our subsidiaries to perform or contract with third parties for performance of a variety of critical functions, including, but not necessarily limited to:

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

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

We intend to seek approval to market our future products in both the United States and in countries and territories outside the United States. If we obtain approval in one or more foreign countries, we will be subject to rules and regulations in those countries relating to our product. In some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which pharmaceuticals they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require that we provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability. Additionally, while we may seek approval of our products in combination with each other, there can be no guarantee that we will obtain coverage and reimbursement for any of our products together, or that such reimbursement will incentivize the use of our products in combination with each other as opposed to in combination with other agents which may be priced more favorably to the medical community.

In both the United States and certain foreign countries, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products reimbursed by Medicare, resulting in lower rates of reimbursement for many types of drugs, and added a prescription drug benefit to the Medicare program that involves commercial plans negotiating drug prices for their members. Since 2003, there have been a number of other legislative and regulatory changes to the coverage and reimbursement landscape for pharmaceuticals.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the “ACA,” was enacted. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;

●	the new requirements under the federal Open Payments program and its implementing regulations;

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

●	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. Specifically, the Supreme Court held that the individual mandate and corresponding penalty was constitutional because it would be considered a tax by the federal government. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the United States House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. This lawsuit is ongoing and the outcome may have a significant impact on our business.

Most recently, the Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applies to biosimilars beginning in 2019.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services finalized a payment reduction for drugs acquired through the 340B Drug Pricing Program and has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars. As these are regulatory actions, a new administration could undo or modify these efforts.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	the demand for any products for which we may obtain regulatory approval;

●	our ability to set a price that we believe is fair for our products;

●	our ability to generate revenues and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

In addition, governments may impose price controls, which may adversely affect our future profitability.

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

The Supreme Court upheld the ACA in the main challenge to the constitutionality of the law in 2012. Specifically, the Supreme Court held that the individual mandate and corresponding penalty was constitutional because it would be considered a tax by the federal government. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the United States House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. This lawsuit is ongoing and the outcome may have a significant impact on our business.

Most recently, the Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applies to biosimilars beginning in 2019.

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services finalized a payment reduction for drugs acquired through the 340B Drug Pricing Program and has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars. As these are regulatory actions, a new administration could undo or modify these efforts.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	the demand for any products for which we may obtain regulatory approval;

●	our ability to set a price that we believe is fair for our products;

●	our ability to generate revenues and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

In addition, governments may impose price controls, which may adversely affect our future profitability.

Our, and our subsidiaries current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us or our subsidiaries to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

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

Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our and certain of our subsidiaries’ products. If our and our subsidiaries’ products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, this could have a material adverse effect on our business and financial condition.

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

We or certain of our subsidiaries may be subject to claims that our or our subsidiaries’ consultant or independent contractors have wrongfully used or disclosed to us or our subsidiaries alleged trade secrets of their other clients or former employers.

As is common in the biopharmaceutical industry, we and certain of our subsidiaries engage the services of consultants to assist in the development of product candidates. Many of these consultants were previously employed at or may have previously been or are currently providing consulting services to, other pharmaceutical companies, including our and our subsidiaries’ competitors or potential competitors. We or our subsidiaries may become subject to claims related to whether these consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we or our subsidiaries are successful in defending these claims, litigation could result in substantial costs and be a distraction to management.

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

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from operations of approximately $101.2 million, $65.7 million and $50.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and losses from operations of $60.1 million for the six months ended June 30, 2018. At June 30, 2018, we had an accumulated deficit of approximately $354.8 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development and our investments in certain of our subsidiaries, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At June 30, 2018, the total amount of debt outstanding was $85.1 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the promissory note with IDB may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We may need substantial additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate one or more of our R&D programs, commercialization efforts and planned acquisitions and potentially change our growth strategy.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2017, 2016 and 2015 we incurred R&D expenses of approximately $52.5 million, $35.1 million and $29.8 million, respectively. For the six months ended June 30, 2018, we incurred research and development expenses of approximately $42.4 million. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statement could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our Common Stock.

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

At June 30, 2018, Lindsay A. Rosenwald, M.D. our Chairman, President and Chief Executive Officer, beneficially owned 13.7% of our issued and outstanding capital stock, including 40,000 Series A Preferred Shares. At June 30, 2018, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 16.0% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Almost all of the 54.0 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of June 30, 2018 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, we may issue and sell shares of our common stock having an aggregate offering price of up to $53.0 million from time to time. Any sale of a substantial number of shares of our Common Stock could cause a drop in the trading price of the Common Stock on the Nasdaq Stock Market.

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

August 9, 2018	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 9, 2018	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)

