Form 10-Q
period 2018-09-30
Fortress Biotech, Inc.
filed 2018-11-09
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

As of November 7, 2018, there were 56,679,505 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PARTI.	FINANCIAL INFORMATION
Item1.	Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,867	$113,915
Accounts receivable	5,431	7,758
Short-term investments (certificates of deposit)	22,538	36,002
Cash deposits with clearing organizations	336	1,041
Receivables from broker-dealers and clearing organizations	11,884	7,395
Forgivable loans receivable	1,610	1,616
Securities owned, at fair value	6,675	1,985
Inventory	674	171
Other receivables - related party	414	618
Prepaid expenses and other current assets	14,089	12,680
Total current assets	159,518	183,181

Property and equipment, net	14,642	9,513
Restricted cash	17,358	17,387
Long-term investments, at fair value	–	1,390
Intangible assets	13,935	15,223
Goodwill	18,645	18,645
Other assets	821	611
Total assets	$224,919	$245,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$37,345	$36,127
Accounts payable and accrued expenses - related party	153	222
Accrued commissions and payroll payable	11,974	10,065
Deferred clearing and marketing credits	629	786
Securities sold, not yet purchased, at fair value	24	151
Warrants issued - National	–	5,597
Interest payable	613	887
Interest payable - related party	94	97
Notes payable, short-term (net of debt discount of $447 and $973 at September 30, 2018 and December 31, 2017, respectively)	9,054	8,528
Subsidiary convertible note, short-term, at fair value	10,657	4,700
Deferred revenue	155	–
Derivative warrant liability	–	87
Other current liabilities	77	181
Total current liabilities	70,775	67,428

Notes payable, long-term (net of debt discount of $445 and $62 at September 30, 2018 and December 31, 2017, respectively)	64,546	43,222
Subsidiary convertible note, long-term, at fair value	–	10,059
Other long-term liabilities	4,961	4,739
Total liabilities	140,282	125,448

Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 1,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; liquidation value of $25.00 per share	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 56,183,480 and 50,991,285 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	56	51
Common stock issuable, 347,684 and 158,015 shares as of September 30, 2018 and December 31, 2017, respectively	495	500
Additional paid-in-capital	408,615	364,148
Accumulated deficit	(371,394)	(312,127)
Total stockholders’ equity attributed to the Company	37,773	52,573

Non-controlling interests	46,864	67,929
Total stockholders’ equity	84,637	120,502
Total liabilities and stockholders’ equity	$224,919	$245,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Fortress
Product revenue, net	$5,168	$2,170	$17,366	$8,309
Revenue - from a related party	5	350	525	1,393
Net Fortress revenue	5,173	2,520	17,891	9,702

National
Commissions	28,397	24,881	85,422	73,380
Net dealer inventory gains	482	1,789	5,601	6,666
Investment banking	19,271	8,942	43,012	26,595
Investment advisory	5,281	3,605	15,811	10,480
Interest and dividends	771	674	2,003	2,065
Transfer fees and clearing services	1,606	1,649	5,680	5,834
Tax preparation and accounting	2,444	2,527	6,835	6,527
Other	268	299	697	1,016
Total National revenue	58,520	44,366	165,061	132,563
Net revenue	63,693	46,886	182,952	142,265

Operating expenses
Fortress
Cost of goods sold - product revenue	1,406	505	4,546	1,852
Research and development	16,082	15,890	58,528	34,683
Research and development - licenses acquired	3,706	300	3,804	3,394
General and administrative	12,184	15,104	38,788	36,490
Total Fortress operating expenses	33,378	31,799	105,666	76,419

National
Commissions, compensation and fees	48,556	39,963	141,462	118,983
Clearing fees	451	470	1,772	1,826
Communications	856	690	2,429	2,094
Occupancy	738	972	2,834	2,916
Licenses and registration	861	391	2,028	1,223
Professional fees	1,076	1,082	3,047	3,336
Interest	26	5	30	13
Underwriting costs	43	–	230	–
Depreciation and amortization	871	507	2,587	1,513
Other administrative expenses	1,726	3,610	5,839	7,315
Total National operating expenses	55,204	47,690	162,258	139,219
Total operating expenses	88,582	79,489	267,924	215,638
Loss from operations	(24,889)	(32,603)	(84,972)	(73,373)

Other income (expenses)
Interest income	269	204	841	530
Interest expense and financing fee	(2,228)	(3,220)	(6,455)	(5,298)
Change in fair value of derivative liabilities	-	(639)	(7,931)	5,155
Change in fair value of subsidiary convertible note	(84)	(74)	26	(359)
Change in fair value of investments	(565)	270	(1,390)	(241)
Other expenses	(146)	(245)	(258)	(232)
Total other expenses	(2,754)	(3,704)	(15,167)	(445)
Loss before income taxes	(27,643)	(36,307)	(100,139)	(73,818)
Income tax expense	944	–	2,382	–
Net loss	(28,587)	(36,307)	(102,521)	(73,818)
Less: net loss attributable to non-controlling interests	(11,949)	(9,191)	(43,254)	(17,355)
Net loss attributable to common stockholders	$(16,638)	$(27,116)	$(59,267)	$(56,463)

Basic and diluted net loss per common share	$(0.37)	$(0.67)	$(1.36)	$(1.39)

Weighted average common shares outstanding-basic and diluted	44,818,186	40,724,115	43,578,763	40,547,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

	Series A Preferred Stock		Common Stock		Common Shares	Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2017	1,000,000	$1	50,991,285	$51	$500	$364,148	$(312,127)	$67,929	$120,502
Stock-based compensation expense	–	–	–	–	–	13,648	–	–	13,648
Issuance of restricted stock	–	–	1,809,421	2	–	(2)	–	–	-
Issuance of common stock under ESPP	–	–	43,707	–	–	128	–	–	128
Issuance of subsidiaries’ common shares for license expenses	–	–	–	–	–	229	–	–	229
Issuance of NHLD’s common shares for tax withholding	–	–	–	–	–	(82)	–	–	(82)
Subsidiary’s public offering, net	–	–	–	–	–	22,668	–	–	22,668
Subsidiary’s ATM offering, net	–	–	–	–	–	7,726	–	–	7,726
Exercise of subsidiary’s warrants for cash	–	–	–	–	–	186	–	–	186
Issuance of common stock for at-the-market offering	–	–	2,668,756	3	–	6,956	–	–	6,959
At-the-market offering cost	–	–	–	–	–	(240)	–	–	(240)
Contribution of capital for 2017 bonuses	–	–	–	–	–	1,000	–	–	1,000
Common shares issuable 2017 Subordinated Note Financing interest expense	–	–	–	–	495	-	–	–	495
Common shares issued for 2017 Subordinated Note Financing interest expense	–	–	436,281	–	(500)	1,478	–	–	978
Common shares issued for Opus interest expense	–	–	234,030	–	–	574	–	–	574
Preferred A dividends declared and paid	–	–	–	–	–	(1,758)	–	–	(1,758)
Offering cost and financing fee paid to NHLD	–	–	–	–	–	1,297	–	–	1,297
Acquisition of business - NHLD	–	–	–	–	–	(767)	–	–	(767)
Warrant liability reclassification - NHLD	–	–	–	–	–	13,615	–	–	13,615
Non-controlling interest in subsidiaries	–	–	–	–	–	(22,189)	–	22,189	–
Net loss attributable to non-controlling interest	–	–	–	–	–	–	–	(43,254)	(43,254)
Net loss attributable to common stockholders	–	–	–	–	–	–	(59,267)	–	(59,267)
Balance at September 30, 2018	1,000,000	$1	56,183,480	$56	$495	$408,615	$(371,394)	$46,864	$84,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(102,521)	$(73,818)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,379	819
Amortization expense of intangible asset	2,100	1,235
Amortization of debt discount	624	1,316
Amortization of product revenue license fee	433	401
Amortization of forgivable loans to registered representatives	474	520
Amortization of deferred clearing credit	(157)	(157)
Stock-based compensation expense	13,658	12,048
Recovery of doubtful accounts	18	(274)
Common shares issuable for 2017 Subordinated Note financing interest expense	495	353
Common shares issued for 2017 Subordinated Note financing interest expense	978	189
Common shares issued for Opus interest expense	574	–
Change in fair value of investments	1,390	241
Change in fair value of derivative liabilities	7,931	(5,155)
Change in fair value of subsidiary convertible note	(26)	359
Loss on write off of investment	–	250
Research and development-licenses acquired, expense	3,804	3,394
Non-cash research and development expense	–	50
Change in fair value of subsidiaries’ assets and liabilities	18	1,341
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	2,327	(3,752)
Receivables from broker-dealers and clearing organizations	(4,489)	(4,925)
Forgivable loans receivable	(468)	(77)
Securities owned, at fair value	(4,690)	762
Inventory	(503)	(115)
Other receivables - related party	204	1,152
Prepaid expenses and other current assets	(562)	(1,426)
Other assets	200	-
Accounts payable and accrued expenses	(980)	4,195
Accounts payable and accrued expense - related party	(19)	84
Securities sold, but not yet purchased, at fair value	(127)	(298)
Deferred Revenue	155	680
Interest payable	(274)	22
Interest payable - related party	(3)	430
Other long-term liabilities	222	(288)
Net cash used in operating activities	(77,835)	(60,444)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(1,075)	(965)
Purchase of property and equipment	(6,828)	(999)
Purchase of short-term investment (certificates of deposit)	(47,538)	(44,088)
Redemption of short-term investment (certificates of deposit)	61,002	–
Security deposits collected	(344)	–
Security deposits refund	–	42
Acquisition of business - National	(187)	(19)
Acquisition of intangible assets - National	(45)	–
Collection on notes receivable	69	28
Net cash provided by (used in) investing activities	5,054	(46,001)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Financing Activities:
Inter-company costs related to the issuance of Series A preferred stock	1,297	–
Payment of Preferred A dividends	(1,758)	–
Proceeds from at-the-market offering	6,959	–
Payment of costs related to at-the-market offering	(240)	–
Proceeds from subsidiaries' offering	23,011	104,034
Payment of costs related to subsidiaries’ offering	(343)	(9,389)
Proceeds from subsidiaries’ at-the-market offering	7,980	–
Payment of costs related to subsidiaries’ at-the-market offering	(234)	–
Proceeds from exercise of subsidiary’s warrants	186	–
Proceeds from 2017 Subordinated Note Financing	–	28,355
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	(404)	(1,081)
Payment of debt issuance costs associated with NSC Note	–	(3,608)
Proceeds from exercise of stock options	–	27
Proceeds from issuance of common stock under ESPP	128	42
Repurchase of NHLD common stock for tax withholding	(82)	–
Proceeds from 2018 Venture notes	21,707	–
Payment of debt issuance costs associated with 2018 Venture notes	(132)	–
Proceeds from subsidiaries' Convertible Note	–	9,914
Payment of debt issuance costs associated with subsidiaries' Convertible Note	–	(1,071)
Payment of subsidiaries’ Convertible Note	(4,076)	-
Proceeds from Opus Credit Facility	-	2,500
Net cash provided by financing activities	53,999	129,723

Net (decrease) increase in cash and cash equivalents, cash deposits with clearing organizations and restricted cash	(18,782)	23,278

Cash and cash equivalents, cash deposits with clearing organizations and restricted cash at beginning of period	132,343	105,184
Cash and cash equivalents, cash deposits with clearing organizations and restricted cash at end of period	$113,561	$128,462

Supplemental disclosure of cash flow information:
Fortress
Cash paid for interest	$3,767	$345
Cash paid for interest – related party	$281	$–

NHLD
Cash paid for interest	$13	$11
Cash paid for income taxes	$1,569	$1,004

Supplemental disclosure of non-cash financing and investing activities:
Fortress
Issuance of restricted stock	$2	$2
Issuance of warrants by subsidiary in conjunction with NSC debt	$–	$750
Issuance of warrants in connection with 2017 Subordinated Note Financing	$–	$1,784
Debt discount related to Opus Credit Facility	$–	$201
Unpaid debt offering cost	$–	$42
Common shares issuable for license acquired	$–	$1,682
Conversion of subsidiaries notes payable	$–	$314
Common shares issued for 2017 Subordinated Note Financing interest expense	$500	$–
Unpaid fixed assets	$125	$-
Unpaid subsidiary’s ATM offering cost	$20	$-
Unpaid intangible assets – Fortress Companies	$1,200	$-

NHLD
Fixed assets (acquired but not paid)	$537	$665
Business acquisition	$187	$19
Reclassification of warrant liability from debt to equity	$13,615	$-

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

As of September 30, 2018, in addition to National, the Company has several consolidated Fortress Companies, some of which contain product licenses, including: Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), Tamid Bio, Inc. (“Tamid”) and JG Pharma, Inc., a subsidiary of JMC. The Company also has operational subsidiaries CB Securities Corporation (“CB Securities”), Immune Limited and FBIO Acquisition, Inc. (the acquisition vehicle the Company used to obtain National) and acquisition companies for which the Company is actively seeking product candidate licenses, including Coronado SO Co. (“Coronado SO”), Escala Therapeutics, Inc. (“Escala”), GeneXion Oncology, Inc. (“GeneXion”), Fortress Biotech China, Inc. (“Fortress China”), FBIO Acquisition Corp. IV and FBIO Acquisition Corps. VI - XIV.

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities and the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to develop and seek regulatory approvals for its and its subsidiaries’ existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for the Company’s and its subsidiaries’ existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the Company’s potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure will be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of the Companies, Avenue, Checkpoint, Mustang and National. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2018, from which the Company derived the balance sheet data at December 31, 2017, as well as National’s Form 10-K and 10-K/A filed with the SEC on December 22, 2017 and January 17, 2018, respectively and their Form 10-Q, filed with the SEC on August 14, 2018, Checkpoint’s Form 10-K filed with the SEC on March 16, 2018, Mustang’s Form 10-K, filed with the SEC on March 29, 2018, and Avenue’s Form 10-K, filed with the SEC on March 1, 2018.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Avenue, Aevitas, Caelum, CB Securities, Cellvation, Coronado SO, Checkpoint, Cyprium, Escala, GeneXion, Helocyte, Immune Limited, JMC, Mustang, NHLD, Tamid, Fortress China, FBIO Acquisition Corp. IV, FBIO Acquisition Corps. VI - XIV, and JG Pharma, Inc., a subsidiary of JMC. All intercompany balances and transactions have been eliminated.

The National assets acquired, and liabilities assumed, and revenues and expenses are reported on a one quarter lag. Therefore, the National assets acquired, and liabilities assumed included in these condensed consolidated financial statements as of September 30, 2018 are actually the assets and liabilities as of June 30, 2018 and the revenues and expenses included in these condensed consolidated financial statements for the quarter ending September 30, 2018 are actually the revenues and expenses for the quarter ending June 30, 2018.

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

The new revenue standard requires enhanced disclosures, which are included in Note 21 to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU No. 2016-15 as of January 1, 2018. The adoption of this update did not impact the Company’s condensed consolidated financial statements and related disclosures.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for the Company in our first quarter of fiscal 2019, and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of Topic 842 on its consolidated financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase the total assets and the total liabilities that the Company will report relative to such amounts prior to adoption.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying amount related to acquired intangible assets as of September 30, 2018 are as follows ($ in thousands):

Intangible assets at December 31, 2017	$14,340
Addition	45
Amortization expense	(2,100)
Intangible assets at September 30, 2018	$12,285

The future amortization of these intangible assets is as follows ($ in thousands):

	Trademark	Customer List	Software License	Total
Three Months Ended December 31, 2018	$76	$630	$4	$710
Year Ended December 31, 2019	300	2,500	15	2,815
Year Ended December 31, 2020	301	2,506	15	2,822
Year Ended December 31, 2021	300	2,500	5	2,805
Year Ended December 31, 2022	300	1,726	–	2,026
Thereafter	1,107	–	–	1,107
Total	$2,384	$9,862	$39	$12,285

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the nine months ended September 30, 2018.

4.	Broker-Dealers and Clearing Organizations, Other Receivables and Prepaid Expenses and Other Current Liabilities

At June 30, 2018 and September 30, 2017, National’s receivables of $11.9 million and $7.4 million, respectively, from broker-dealers and clearing organizations represent net amounts due for commissions and fees associated with National’s retail brokerage business as well as asset-based fee revenue associated with National’s Investment advisory business. National also has other receivables at June 30, 2018 and September 30, 2017 of $5.3 million and $5.2 million, respectively, which principally represent trailing commissions, tax and accounting fees and investment banking fees, net of an allowance for uncollectable accounts of $0.6 million, and $0.5 million, respectively, and are included in prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.

5.	Forgivable Loans Receivable

From time to time, National’s operating subsidiaries may make loans, evidenced by promissory notes, primarily to newly recruited independent financial advisors as an incentive for their affiliation. The loans receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (weighted average interest rate of 4%). These loans have various schedules for repayment or forgiveness based on production or retention requirements being met and mature at various dates through 2023. Forgiveness of loans amounted to $0.5 million and $0.5 million for the nine months ended June 30, 2018 and 2017, respectively, and the related compensation was included in commissions, compensation and fees in the condensed consolidated statements of operations. In the event the advisor’s affiliation with the subsidiary terminates, the advisor is required to repay the unamortized balance of any loans payable.

National provides an allowance for doubtful accounts on the notes based on historical collection experience and continually evaluates the receivables for collectability and possible write-offs where a loss is deemed probable. As of June 30, 2018 and September 30, 2017, no allowance for doubtful accounts was required.

There were no unamortized forgivable loans outstanding at June 30, 2018 and September 30, 2017 attributable to registered representatives who ended their affiliation with National’s subsidiaries prior to the fulfillment of their obligation.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Property and Equipment

Fortress’s property and equipment, exclusive of National’s property and equipment, consisted of the following ($ in thousands):

	Estimated Useful Lives (in years)	September 30, 2018	December 31, 2017
Computer equipment	3	$648	$543
Furniture and fixtures	5	1,128	1,009
Machinery and equipment	5	3,128	143
Leasehold improvements	5 - 15	9,236	5,351
Construction in process (1)	N/A	33	1,241
Total property and equipment		14,173	8,287
Less: accumulated depreciation		(2,063)	(1,171)
Property and equipment, net		$12,110	$7,116

(1)	Relates to the Mustang cell processing facility.

Fortress's depreciation expense for the three months ended September 30, 2018 and 2017, was approximately $0.4 million and $0.2 million, respectively, and was recorded in research and development, manufacturing and general and administrative expense in the Condensed Consolidated Statements of Operations. Fortress’s depreciation expense for the nine months ended September 30, 2018 and 2017, was approximately $0.9 million and $0.5 million, respectively, and was recorded in research and development, manufacturing and general and administrative expense in the Condensed Consolidated Statements of Operations.

National’s property and equipment as of June 30, 2018 and September 30, 2017 consisted of the following ($ in thousands):

	Estimated Useful Lives (in years)	June 30, 2018	September 30, 2017
Equipment	5	$1,854	$1,306
Furniture and fixtures	5	323	284
Leasehold improvements	Lesser of useful life or term	1,041	1,006
Capital Leases (primarily composed of computer equipment)	5	276	276
Total property and equipment		3,494	2,872
Less: accumulated depreciation		(962)	(475)
Property and equipment, net		$2,532	$2,397

National's depreciation expense for the three months ended June 30, 2018 and 2017, was approximately $0.2 million and $0.1 million respectively and was recorded in National general and administrative expense in the Condensed Consolidated Statements of Operations. National’s depreciation expense for the nine months ended June 30, 2018 and 2017, was approximately $0.5 million and $0.3 million, respectively, and was recorded in National general and administrative expense in the Condensed Consolidated Statements of Operations.

7.	Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Origo Acquisition Corporation

On August 10, 2018, Origo Acquisition Corporation (“Origo”) entered into a Termination and Mutual Release between Origo and Hightimes Holding Corp. (“HTH”), HTHC Merger Sub, Inc. (“Merger Sub”) and Jose Aldeanueva, pursuant the terms of the Merger Agreement, dated July 24, 2017, as amended, effectively terminating the possibility of a business combination. Additionally, on August 10, 2018 the officers and directors of Origo notified shareholders of their intention to dissolve and liquidate in accordance with the Memorandum and Articles of Association of Origo. In accordance with the liquidation, Origo redeemed all of its outstanding ordinary shares that were included in the units issued in its initial public offering (the “Public Shares”), at a per-share redemption price of approximately $11.00. The redemption was completed on August 15, 2018.

The Company’s investment in Origo was not eligible for the redemption and as such as of September 30, 2018, the Company wrote off its investment in Origo and recorded a decrease in fair-value of investment of $1.4 million for the nine months ended September 30, 2018. In addition to its investment in Origo, the Company also provided Origo with a working capital note of $0.3 million, the balance of which was written off in the quarter ended June 30, 2018.

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

June 30, 2018
Risk-free interest rate	1.93% – 2.73%
Expected dividend yield	–%
Expected term in years	0.14 – 4.83
Remaining volatility	49.7% – 381.0%
Strike price	$0.01 – $10.00

($ in thousands)	Fair Value of Derivative Warrants
Beginning balance at September 30, 2017	$202
Trading revenue gain	392
Ending balance at June 30, 2018	$594

Warrant Liabilities

Helocyte

The fair value of Helocyte’s warrant liability, which was issued in connection with Helocyte’s convertible note (see Note 11), as of September 30, 2018 approximated $0, as the probability of the conversion of the underlying notes approximated $0. The table below provides a summary:

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2018	$87
Change in fair value of derivative liabilities	(87)
Ending balance at September 30, 2018	$–

Notes at Fair Value

Helocyte

Helocyte’s convertible note is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Helocyte’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of September 30, 2018, the fair value approximated cost, as the convertible note approaches maturity, is as follows:

($ in thousands)	Helocyte Convertible Note, at Fair value
Beginning balance at January 1, 2018	$4,700
Payment of convertible notes	(4,076)
Change in fair value of convertible notes	(291)
Ending balance at September 30, 2018	$333

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Caelum

Caelum’s convertible debt, which is guaranteed by the Company, is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s convertible debt that is categorized within Level 3 of the fair value hierarchy as of September 30, 2018 is as follows:

September 30, 2018
Risk-free interest rate	2.195%- 2.560%
Expected dividend yield	–%
Expected term in years	0.29 – 0.95
Expected volatility	67.0%

($ in thousands)	Caelum Convertible Note, at fair value
Beginning balance at January 1, 2018	$10,059
Change in fair value of convertible notes	265
Ending balance at September 30, 2018	$10,324

The following tables classify the fair value hierarchy of Fortress's financial instruments, exclusive of National's financial instruments, measured at fair value as of September 30, 2018 and December 31, 2017:

	Fair Value Measurement as of September 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Helocyte Convertible Note, at fair value	$–	$–	$333	$333
Caelum Convertible Note, at fair value	–	–	10,324	10,324
Total	$–	$–	$10,657	$10,657

	Fair Value Measurement as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$–	$–	$1,390	$1,390
Total	$–	$–	$1,390	$1,390

Liabilities
Warrant liabilities	$–	$–	$87	$87
Caelum Convertible Note, at fair value	–	–	10,059	10,059
Helocyte Convertible Note, at fair value	–	–	4,700	4,700
Total	$–	$–	$14,846	$14,846

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table shows the fair values hierarchy of National's financial instruments measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017:

	Fair Value Measurement as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets - National
Securities owned, at fair value
Corporate stocks	$101	$–	$–	$101
Municipal bonds	–	530	–	530
Restricted stock	–	1,912	–	1,912
Warrants	–	–	4,132	4,132
Total	$101	$2,442	$4,132	$6,675

Liabilities – National
Securities sold, but not yet purchased at fair value:
Corporate stocks	$18	$–	$–	$18
Corporate debt		6	–	6
Contingent consideration	-	–	768	768
Total	$18	$6	$768	$792

	Fair Value Measurement as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets - National
Securities owned, at fair value
Corporate stocks	$116	$–	$–	$116
Municipal bonds	–	1,239	–	1,239
Restricted stock	–	82	–	82
Warrants	–	–	548	548
Total	$116	$1,321	$548	$1,985

Liabilities - National
Securities sold, but not yet purchased at fair value
Municipal bonds	$–	$151	$–	$151
Contingent consideration	–	–	311	311
Warrants issued - National	–	–	5,597	5,597
Total	$–	$151	$5,908	$6,059

Warrants issued - National

On March 15, 2018, National, together with Computershare Inc., a Delaware corporation (“Computershare”), and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company (and together with Computershare, the “Warrant Agent”) agreed to amend and restate the terms of the form of warrant agreement dated December 13, 2016 (the “Original Agreement”). The Amended and Restated Warrant Agreement (the “Amended Agreement”) explicitly provides that National shall not be required to pay cash if it cannot issue registered shares of Common Stock upon exercise of a Warrant and as such meeting the criteria for equity classification.

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

The following table shows the fair value of the warrant liability on the Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017:

($ in thousands)	National’s Warrants
Beginning balance at September 30, 2017	$5,597
Change in fair value of derivative liability	8,018
Ending balance at March 15, 2018	13,615
Reclassification of warrant to equity	(13,615)
Ending balance at June 30, 2018	$–

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National listed the warrants on the Nasdaq Capital Market under the symbol “NHLDW” in February 2017.

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments for the nine months ended September 30, 2018:

($ in thousands)	Investment in Origo	Helocyte Convertible Note, at fair value	Caelum Convertible Note, at fair value	Warrants issued and issuable	Warrant liabilities	Total
Balance at December 31, 2017	$1,390	$4,700	$10,059	$5,597	$87	$21,833
Payment of convertible note	–	(4,076)	–	–	–	(4,076)
Reclassification of warrant liability from debt to equity	–	–	–	(13,615)	–	(13,615)
Change in fair value of investments	(1,390)	–	–	–	–	(1,390)
Change in fair value of convertible notes	–	(291)	265	–	–	(26)
Change in fair value of derivative liabilities	–	–	–	8,018	(87)	7,931
Balance at September 30, 2018	$–	$333	$10,324	$–	$–	$10,657

For the nine months ended September 30, 2018, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

8.	Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company and its’ subsidiaries require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three and nine months ended September 30, 2018 and 2017, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations, as reflected in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Fortress	$–	$–	$–	$300

Fortress Companies:
Checkpoint	1,000	–	1,000	400
Helocyte	1,500	–	1,521	–
Mustang	1,000	300	1,075	2,375
Cellvation	–	–	1	–
Caelum	201	–	201	219
Cyprium	–	–	–	100
Aevitas	5	–	6	–
Total	$3,706	$300	$3,804	$3,394

Checkpoint

The table below provides a summary of Checkpoint’s expense related to its licenses, for the three and nine months ended September 30, 2018 and 2017 by license as recorded in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Dana Farber License CK-301	$1,000	$–	$1,000	$–
Jubilant Biosys License CK-103	–	–	–	400
Total Licenses Acquired Expense	$1,000	$–	$1,000	$400

For the three and nine months ended September 30, 2018, Checkpoint recorded a $1.0 million milestone in connection with their license agreement with Dana-Farber, in connection with the achievement of dosing the 12th patient in the Phase 1 trial for CK-301.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

See Note 21 for revenue recognized in connection with the Jubilant license under a sublicense agreement with TGTX, a related party.

Helocyte

In connection with Helocyte’s amended and restated license agreement for Triplex with COH, during the fourth quarter of 2018 Helocyte expects to achieve a development milestone. The milestone relates to completion of the Phase 2 clinical trial which Helocyte deems to be probable, due to the completion of the follow-up period for the last patient dosed in the trial. For the three and nine months ended September 30, 2018 and 2017, respectively, Helocyte recorded expense of $1.5 million and nil, and $1.5 million and nil, respectively, in connection with this license.

Mustang

On August 2, 2018, Mustang entered into an exclusive worldwide license agreement with St. Jude Children’s Research Hospital (“St. Jude”) for the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“X-SCID”), also known as bubble boy disease. The therapy is currently being evaluated in a Phase 1/2 multicenter trial in infants under the age of two. This study is the world’s first lentiviral gene therapy trial for infants with X-SCID. Mustang paid an upfront fee of $1.0 million in August 2018 under the license in addition to an annual maintenance fee of $0.1 million (beginning in 2019). St. Jude is also eligible to receive milestone payments totaling up to $13.5 million, upon and subject to the achievement of five development and commercialization milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. Mustang is obligated to pay to St. Jude a percentage of certain revenues received in connection with a sublicense that is in the mid-teens, regardless of when such sublicense is executed.

The table below provides a summary of Mustang’s expense related to its licenses, for the three and nine months ended September 30, 2018 and 2017 by license as recorded in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
City of Hope (COH) IL-13 License	$–	$–	$–	$250
COH IV/ICV License	–	–	–	125
COH HER2 License	–	–	–	600
COH CS-1 License	–	–	–	600
COH License for PSCA	–	–	–	300
UCLA License for PSCA	–	–	–	200
Fred Hutch CD20	–	300	–	300
X-SCID License – St. Jude’s	1,000	–	1,000	–
Manufacturing License	–	–	75	–
Total licenses acquired expense	$1,000	$300	$1,075	$2,375

Caelum

For the three and nine months ended September 30, 2018 and 2017, respectively, Caelum recorded expense of approximately $0.2 and nil, and $0.2 and $0.2 million in connection with its license for CAEL-101 from Columbia University.

Cyprium

For the three and nine months ended September 30, 2018 and 2017, respectively, Cyprium recorded no expense in 2018 and nil and $0.1 million in 2017, in connection with its license for CUTX-101 (copper histidinate injection) from the Eunice Kennedy Shriver National Institute of Child Health and Human Development (“NICHD”).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Sponsored Research and Clinical Trial Agreements

Aevitas

On January 25, 2018, Aevitas entered into a Sponsored Research Agreement with the University of Massachusetts (“UMass SRA”) for certain continued research and development activities related to the development of adeno-associated virus (“AAV”) gene therapies in complement-mediated diseases. The total amount to be funded by Aevitas under the UMass SRA is $0.8 million. Pursuant to the terms of the UMass SRA, Aevitas paid $0.8 million which was due upon execution. For the three and nine months ended September 30, 2018, Aevitas recorded expense of approximately $0.2 million and $0.6 million in connection with the UMass SRA. The expense was recorded in research and development expenses in the Company’s Condensed Consolidated Statements of Operations. No expense related to this Agreement was recorded in 2017.

On July 24, 2018, Aevitas entered into a Sponsored Research Agreement with the Trustees of the University of Pennsylvania (“UPenn SRA”) for certain continued research and development activities related to the development of AAV gene therapies in complement-mediated diseases. The total amount to be funded by Aevitas under the UPenn SRA is $2.0 million. Pursuant to the terms of the UPenn SRA, Aevitas paid $0.3 million which was due upon execution. For the three and nine months ended September 30, 2018, Aevitas recorded expense of approximately $0.3 million and $0.3 million in connection with the UPenn SRA. The expense was recorded in research and development expenses in the Company’s Condensed Consolidated Statements of Operations. No expense related to this Agreement was recorded in 2017.

Caelum

On March 12, 2018, Caelum entered into a Sponsored Research Agreement with Columbia University to conduct preclinical research in connection with CAEL-101. The total cost of the study approximates $0.1 million. For the three and nine months ended September 30, 2018, Caelum recorded expense of approximately $27,000 and $0.1 million, respectively in connection with the agreement. The expense was recorded in research and development expense in the Company’s Condensed Consolidated Statements of Operations.

Cellvation

For the three and nine months ended September 30, 2018 and 2017, respectively, Cellvation recorded expense of $0.1 million and $0.2 million and $0.1 million and nil, respectively in connection with its sponsored research arrangement with the University of Texas. The expense was recorded in research and development expense in the Company’s Condensed Consolidated Statements of Operations.

Checkpoint

In connection with its license agreement with NeuPharma, Inc. (“NeuPharma”), Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities and subsequently entered into an agreement with TGTX, a related party, to assume all costs associated with this Sponsored Research Agreement, including all amounts previously paid by the Company. For the three and nine months ended September 30, 2018 and 2017, approximately nil and approximately $0.1 million and $31,000 and $0.5 million, respectively, was recognized in research and development revenue in connection with the Sponsored Research Agreement in the Company’s Condensed Consolidated Statements of Operations.

Helocyte

The table below provides a summary of Helocyte’s expense related to its clinical research arrangements, for the three and nine months ended September 30, 2018 and 2017, by agreement as recorded in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
COH Triplex clinical research and support	$–	$1,300	$–	$2,335
COH PepVax clinical research and support	–	327	–	561
COH Pentamer clinical research and support	113	12	317	24
Total licenses acquired expense	$113	$1,639	$317	$2,920

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the first quarter of 2018, Helocyte elected to discontinue the further development of its HLA-restricted, single-antigen PepVax program and as such will cease to incur costs associated with this program.

Mustang

The table below provides a summary of Mustang’s expense related to its sponsored research and clinical trial agreements, for the three and nine months ended September 30, 2018 and 2017, by license as recorded in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
COH CAR T	$500	$500	$1,500	$1,500
COH - CD123	123	642	387	1,237
COH - IL13Rα2	346	194	849	1,204
City of Hope - Manufacturing	114	-	344	-
Fred Hutch – CD20	255	88	938	88
BIDMC – CRISPR	69	–	69	–
Total	$1,407	$1,424	$4,087	$4,029

Tamid

On November 30, 2017, in connection with its three separate license agreements with UNC, Tamid entered into a Sponsored Research Agreement with UNC (“UNC SRA”) for certain continued research and development activities related to Nanodysferlin for treatment of Dysferlinopathy, and AAV-HLA-G for corneal transplant rejection. Total amount to be funded by Tamid under the UNC SRA is $2.3 million over a term of three years. Pursuant to the terms of the UNC SRA, Tamid paid $0.8 million which was due upon execution. For the three and nine months ended September 30, 2018, Tamid recorded expense of $0.2 million and $0.6 million, respectively in connection with the UNC SRA. The expense was recorded in research and development expenses in the Company’s Condensed Consolidated Statements of Operations.

10.	Intangibles, net

Journey

On August 31, 2018, Journey entered into an agreement with a third party to acquire the exclusive rights to Exelderm®, an antifungal ointment. As of September 30, 2018, Journey recorded this acquisition as an intangible asset and will recognize expense over the expected life of Exelderm® of 3 years.

For the three months ended September 30, 2018 and 2017, Journey recognized amortization expense of approximately $0.2 million and $0.1 million, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, Journey recognized amortization expense of approximately $0.4 million and $0.4 million, respectively, which was recorded in costs of goods sold in the Company’s Condensed Consolidated Statements of Operations.

	Estimated Useful Lives (in years)	Cost
Ceracade®	3	$300
Luxamend®	3	50
Targadox®	3	1,250
Exelderm®	3	1,200
Total		$2,800

The carrying amount related to acquired intangible assets as of September 30, 2018 are as follows ($ in thousands):

Intangible assets at December 31, 2017	$883
Addition	1,200
Amortization expense	(433)
Intangible assets at September 30, 2018	$1,650

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.	Debt and Interest

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

NSC acted as the sole placement agent for the 2018 Venture Notes. The Company paid NSC a fee of $1.7 million during the three months ended March 31, 2018 in connection with its placement of the 2018 Venture Notes. At September 30, 2018, the fee, which was recorded as debt discount and is being amortized over the life of the 2018 Venture Notes, was eliminated in consolidation.

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

During the nine months ended September 30, 2018, the Company has transferred $1.8 million to Aevitas, $1.1 million to Tamid, $1.0 Million to Cyprium and $1.2 million to Cellvation. Notwithstanding such transfers, the Company continues to hold such debt balances as liabilities on its own balance sheet on a consolidated basis, until such time as the SubCo Funding Threshold is met with respect to a particular subsidiary.

In connection with this transfer NSC will receive warrants to purchase each such subsidiary’s stock equal to 25% of that subsidiary’s proceeds of the 2018 Venture Notes divided by the lowest price at which the subsidiary sells its equity in its first third party equity financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress subsidiary’s common stock. The value of the warrants, if any, is eliminated in consolidation. As of September 30, 2018, the warrants were contingently issuable as neither an initial public offering nor a third-party financing had occurred.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total debt consists of the following as of September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017	Interest Rate	Maturity
IDB Note	$14,929	$14,929	2.25%	August - 2020
2017 Subordinated Note Financing	3,254	3,254	8.00%	March - 2020
2017 Subordinated Note Financing	13,893	13,893	8.00%	May - 2020
2017 Subordinated Note Financing	1,820	1,820	8.00%	June - 2020
2017 Subordinated Note Financing	3,018	3,018	8.00%	August - 2020
2017 Subordinated Note Financing	6,371	6,371	8.00%	September - 2020
2018 Venture Notes	6,517	-	8.00%	February - 2021
2018 Venture Notes	15,190	-	8.00%	March - 2021
Opus Credit Facility[1]	9,500	9,500	12.00%	September - 2019
Helocyte Convertible Note, at fair value[2]	-	1,000	8.00%	December - 2017
Helocyte Convertible Note, at fair value[1,2]	300	2,194	8.00%	September - 2018
Helocyte Convertible Note, at fair value2	-	1,062	8.00%	April - 2018
Helocyte Convertible Note, at fair value[1,2]	23	444	8.00%	November - 2018
Helocyte Convertible Note, at fair value[1]	10	-	8.00%	October - 2018
Caelum Convertible Note, at fair value[1]	1,044	1,017	8.00%	January - 2019
Caelum Convertible Note, at fair value[1]	7,082	6,900	8.00%	February - 2019
Caelum Convertible Note, at fair value[1]	2,198	2,142	8.00%	March - 2019
Total notes payable	85,149	67,544
Less: Discount on notes payable	892	1,035
Total notes payable	$84,257	$66,509

(1)	Classified as short-term on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018.
(2)	Classified as short-term on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2017.

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
IDB Note
Interest	$85	$85	$254	$254
Total IDB Note	85	85	254	254

NSC Debt
Interest	-	(8)	-	147
Amortization of fees	-	127	-	200
Total NSC Debt	-	119	-	347

2017 Subordinated Note Financing
Interest	1,060	755	3,157	1,161
Amortization of fees	28	208	79	383
Total 2017 Subordinated Note Financing	1,088	963	3,236	1,544

Opus Credit Facility
Interest	288	287	853	798
Amortization of fees	105	282	525	733
Total Opus Note	393	569	1,378	1,531

2018 Venture Notes
Interest	438	-	923	-
Amortization of fees	10	-	20	-
Total 2018 Venture Notes	448	-	943	-

LOC Fees
Interest	7	7	23	22
Total LOC	7	7	23	22

Helocyte Convertible Note
Interest	6	64	93	175
Financing fee	-	-	-	1
Total Helocyte Convertible Note	6	64	93	176

Avenue Convertible Note
Interest	-	-	-	5
Financing fee	-	-	-	3
Total Avenue Convertible Note	-	-	-	8

Caelum Convertible Note
Interest	198	68	589	68
Financing fee	-	1,317	-	1,317
Total Caelum Convertible Note	198	1,385	589	1,385

Falk CSR
Interest	-	26	(64)	26
Total Falk CSR	-	26	(64)	26

Other
Interest	3	2	3	5
Total D&O Insurance	3	2	3	5

Total Interest Expense and Financing Fee	$2,228	$3,220	$6,455	$5,298

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities, excluding National, consisted of the following:

	September 30, 2018	December 31, 2017
Accrued Expenses:
Professional fees	$1,471	$1,625
Salaries, bonuses and related benefits	4,349	5,279
Accrued expenses - related party	50	95
Research and development	3,036	1,873
Milestones related to license agreement	2,500	800
Manufacturing	1,411	1,188
Clinical supplies	2,619	85
License maintenance fees	454	100
Dr. Falk Pharma milestone (See Note 16)	1,300	3,059
Accrued royalties payable	1,045	1,411
Deferred coupon funding	1,490	1,087
Other	644	1,030
Total accrued expenses	$20,369	$17,632

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge	4,961	4,739
Total other long-term liabilities	$4,961	$4,739

 National’s accounts payable and other accrued expenses as of June 30, 2018 and September 31, 2017, consisted of the following:

	June 30, 2018	September 30, 2017
Legal	$1,018	$877
Audit	258	176
Telecommunications	207	205
Data Services	547	464
Regulatory	372	540
Settlements	487	2,403
Deferred rent	679	497
Other	3,135	3,242
Total	$6,703	$8,404

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Non-Controlling Interests

Non-controlling interests in consolidated entities, as recorded on the Condensed Consolidated Balance Sheets are as follows:

	As of September 30, 2018
	NCI Equity Share	Net gain/(loss) attributable to non-controlling interests	Non-controlling interests in consolidated entities	Non- controlling ownership
Aevitas	$(456)	$(397)	$(853)	37.0%
Avenue[2]	13,043	(11,232)	1,811	64.8%
Caelum	(2,387)	(1,841)	(4,228)	37.0%
Cellvation	(447)	(137)	(584)	21.7%
Checkpoint[1]	30,837	(15,601)	15,236	69.2%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(197)	(68)	(265)	10.8%
Helocyte	(3,285)	(464)	(3,749)	19.8%
JMC	(456)	197	(259)	6.3%
Mustang[2]	38,147	(11,174)	26,973	60.0%
National Holdings	15,805	(2,345)	13,460	43.7%
Tamid	(196)	(192)	(388)	24.0%
Total	$90,118	$(43,254)	$46,864

	As of December 31, 2017
	NCI Equity Share	Net gain/(loss) attributable to non-controlling interests	Non-controlling interests in consolidated entities	Non- controlling ownership
Aevitas	$(126)	$(168)	$(294)	35.4%
Avenue[2]	17,454	(4,646)	12,808	66.1%
Caelum	(815)	(1,262)	(2,077)	34.7%
Cellvation	(259)	(96)	(355)	21.5%
Checkpoint[1]	21,635	(12,314)	9,321	62.0%
Coronado SO	(236)	(54)	(290)	13.0%
Cyprium	(143)	(15)	(158)	11.1%
Helocyte	(1,907)	(1,193)	(3,100)	20.0%
JMC	(469)	7	(462)	6.3%
Mustang[2]	48,740	(11,911)	36,829	61.6%
National Holdings	17,021	(1,216)	15,805	43.4%
Tamid	(6)	(92)	(98)	24.0%
Total	$100,889	$(32,960)	$67,929

(1)	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.

(2)	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

14.	Net Loss per Common Share

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Warrants to purchase Common Stock	890,892	678,072
Opus warrants to purchase Common Stock	1,880,000	206,593
Options to purchase Common Stock	1,085,502	1,095,905
Convertible Preferred Stock	1,000,000	-
Unvested Restricted Stock	11,014,596	9,848,505
Unvested Restricted Stock Units	1,796,134	1,234,555
Total	17,667,124	13,063,630

15.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Employee Awards	$1,012	$1,104	$3,075	$3,528
Executive awards of Fortress Companies’ stock	446	546	1,408	1,642
Non-employee awards	24	24	70	60
Fortress Companies:
Avenue	371	246	1,043	269
Checkpoint	1,128	910	2,336	4,271
Mustang	922	834	3,888	1,231
Caelum	152	427	92	427
Other	51	93	141	308
National	929	129	1,605	312
Total stock-based compensation	$5,035	$4,313	$13,658	$12,048

For the three months ended September 30, 2018 and 2017, approximately $1.8 million and $1.6 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $3.2 million and $2.7 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the nine months ended September 30, 2018 and 2017, approximately $4.9 million and $4.8 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $8.7 million and $7.2 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress Companies:

	Number of Shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2017	1,110,501	$3.78	$1,351,080	3.95
Exercised	-	-	-	-
Options vested and expected to vest at September 30, 2018	1,110,501	$3.78	$87,132	3.21
Options vested and exercisable	1,085,501	$3.75	$87,132	3.18

As of September 30, 2018, Fortress had no unrecognized stock-based compensation expense related to options.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock unit awards activities, excluding activities related to Fortress Companies:

	Number of Shares	Weighted average grant price
Unvested balance at December 31, 2017	11,874,034	$2.63
Restricted stock granted	1,392,856	3.99
Restricted stock vested	(213,333)	2.76
Restricted stock units granted	430,000	4.03
Restricted stock units forfeited	(426,978)	4.05
Restricted stock units vested	(516,732)	3.56
Unvested balance at September 30, 2018	12,539,847	$2.74

As of September 30, 2018, and 2017, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $9.8 million and $1.7 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.6 years and 2.0 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of Shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2017	2,774,189	$3.30	$2,204,530	4.47
Forfeited	(20,000)	5.72	-	-
Outstanding as of September 30, 2018	2,754,189	$3.28	$13,800	3.75
Exercisable as of September 30, 2018	849,189	$3.92	$13,800	3.39

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of September 30, 2018, 289,359 shares have been purchased and 710,641 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $52,000 and $52,000, respectively, for the three months ended September 30, 2018 and 2017, and was approximately $0.1 million and $0.1 million, respectively, for the nine months ended September 30, 2018 and 2017.

Capital Raises

Fortress

At the Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), for the nine month period ended September 30, 2018, the Company issued 2,668,756 shares of common stock at an average price of $2.61 per share for gross proceeds of $7.0 million. In connection with these sales, the Company paid aggregate fees of approximately $0.2 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fortress Companies

Checkpoint Therapeutics, Inc.

Checkpoint At the Market Offering

In November 2017, Checkpoint filed a shelf registration statement on Form S-3 (the "Checkpoint S-3"), which was declared effective in December 2017. Under the Checkpoint S-3, Checkpoint may sell up to a total of $100 million of its securities. In connection with the Checkpoint S-3, Checkpoint entered into an At-the-Market Issuance Sales Agreement (the "Checkpoint ATM") with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the Checkpoint ATM, Checkpoint pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the three and nine months ended September 30, 2018, Checkpoint sold a total of 1,841,774 shares of its common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

Checkpoint Public Offering of Common Stock

On March 12, 2018, Checkpoint closed an underwritten public offering in which it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from this offering were approximately $20.8 million, net of underwriting discounts and estimated offering expenses of approximately $2.2 million. The shares were sold under the Checkpoint S-3.

Approximately $69.0 million of the shelf remains available for sale under the Checkpoint S-3, following the offerings noted above. Checkpoint may offer the securities under the Checkpoint S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

Dr. Falk Pharma, GmbH v. Fortress Biotech, Inc. (Frankfurt am Main Regional Court, Ref. No. 3-06 0 28/16). Dr. Falk Pharma, GmbH (“Dr. Falk Pharma”) and Fortress were among the parties to that certain Collaboration Agreement dated March 20, 2012, whereby they agreed to collaborate to develop a product for treatment of Crohn’s disease. A dispute arose between Dr. Falk Pharma and Fortress with respect to their relative rights and obligations under the Collaboration Agreement; specifically, Dr. Falk Pharma contended that it had fulfilled its contractual obligations to Fortress and is entitled to the final milestone payment due under the Collaboration Agreement - EUR 2.5 million. Fortress contended that no such payment is due because a condition of the EUR 2.5 million payment was the delivery of a Clinical Study Report that addressed the primary and secondary objectives of a Phase II trial, and Fortress contended that Dr. Falk Pharma failed to deliver such a Clinical Study Report. Dr. Falk Pharma filed a lawsuit against Fortress in the above-referenced Court in Frankfurt, Germany to recover the EUR 2.5 million plus interest and attorneys’ fees, and Fortress filed an answer to the complaint, denying that it had any liability to Dr. Falk Pharma. On July 27, 2017, Fortress received a judgment from the court in Frankfurt awarding the full amount (EUR 2.5 million) plus interest to Dr. Falk Pharma. Fortress appealed the decision to the Higher Regional Court of Frankfurt on August 28, 2017, and the initial response of Dr. Falk Pharma to the appeal was filed on February 16, 2018. At an appellate hearing in the Higher Regional Court on June 12, 2018, the court issued an oral ruling upholding the lower court’s judgment and indicating that an impending written, enforceable judgment would do the same. On July 12, 2018, the Higher Regional Court approved and recorded terms of settlement between Fortress and Dr. Falk Pharma pursuant to which Fortress will pay $3.3 million to Dr. Falk Pharma over the course of a year, and approximately $37,000 to the court in mandated administrative fees. In accordance with the settlement, the Company paid Dr. Falk Pharma $2.0 million and the court mandated administrative fees of $39,500 during the three months ended September 30, 2018.

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

Liabilities for potential losses from complaints, legal actions, government investigations and proceedings are established where National believes that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In making these decisions, management bases its judgments on its knowledge of the situations, consultations with legal counsel and its historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect National’s estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, management cannot predict with certainty the eventual loss or range of loss related to such matters. At June 30, 2018 and September 30, 2017, National accrued approximately $0.5 million and $2.4 million, respectively. These amounts are included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. Amounts charged to operations for settlements and potential losses during the three months ended June 30, 2018 and 2017 were $(0.1) million and $2.3 million, respectively, and during the nine months ended June 30, 2018 and 2017, National charged $0.6 million and $3.3 million, respectively, to operations, which is included in other administrative expenses. National has included in "Professional fees" litigation and FINRA related expenses of $0.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $1.2 million for the nine months ended June 30, 2018 and 2017, respectively.

17.	Related Party Transactions

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 13.2% of the Company’s issued and outstanding Common Stock as of September 30, 2018. The Company’s Executive Vice Chairman, Strategic Development owns approximately 15.3% of the Company’s issued and outstanding Common Stock at September 30, 2018.

For their service in 2017, the Company’s CEO and Executive Vice Chairman received bonuses of $500,000 each, paid in cash during the quarter ended June 30, 2018. The bonus recipients waived their right to a cash bonus from the Company. The Company treated this transaction as a capital contribution, which is reflected on the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2018.

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

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended September 30, 2018 and 2017, the Company invoiced TGTX $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company invoiced TGTX $1.2 million and $0.8 million, respectively. At September 30, 2018, the amount receivable from TGTX related to this arrangement approximated $0.1 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), as of September 30, 2018, the Company had paid $1.8 million in rent under the Desk Space Agreements, and invoiced OPPM and TGTX approximately $162,000 and $0.7 million, respectively, for their prorated share of the rent base. In addition, for the nine months ended September 30, 2018, the Company had incurred approximately $96,000 in connection with the build out of the space and recorded a receivable of $43,000 due from TGTX and $10,000 due from OPPM. At September 30, 2018, the amount due from TGTX approximated a credit of $48,000 and the amount due from OPPM approximated $162,000.

Opus Credit Facility

On March 12, 2018, the Company and OPHIF amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”). The A&R Opus Credit Facility extends the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum (see Note 11). For the nine months ended September 30, 2018 and 2017, the Company paid $0.3 million and $0.8 million, respectively. The Q2 interest payment due May 31, 2018 was paid in 86,289 shares of Company stock. The Q3 interest payment due August 31, 2018 was paid in 147,741 shares of Company stock.

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

Mustang Option on Collaboration Agreement with TGTX

On February 2, 2018, Mustang entered into an Option Agreement the (“TGTX Mustang Option”) with TG Therapeutics, Inc. (“TGTX”), a related party, whereby TGTX was granted the option to enter into a global collaboration on the joint development and commercialization of product candidates pertaining to Mustang’s CD20 license agreement with the Fred Hutchinson Cancer Research Center. In consideration of the TGTX Mustang Option, TGTX is required to pay an option fee of $50,000, which was recorded by Mustang as Collaboration Revenue Related Party in the Condensed Consolidated Statement of Operations. The TGTX Option expired on August 1, 2018 without action. Mr. Weiss, the Company’s Executive Vice Chairman, Strategic Development, serves as the Chief Executive Officer of TGTX.

2018 Venture Notes

For the nine-month period ended September 30, 2018, the Company raised approximately $21.7 million in promissory notes. National Securities Corporation (“NSC”), a wholly-owned subsidiary of National, and a related party as a result of the Company’s ownership of National, acted as the sole placement agent for the 2018 Venture Notes. The Company paid NSC a fee of $1.7 million during the nine months ended September 30, 2018, in connection with the 2018 Venture Notes. At September 30, 2018, the fee, which was recorded as debt discount on the Company’s Condensed Consolidated Balance Sheet and will be amortized over the life of the 2018 Venture Notes, was eliminated in consolidation.

Founders Agreement

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements, with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. The following table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the subsidiaries’ certificates of incorporation.

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

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. The following table summarizes, by subsidiary, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments:

Fortress Company	Effective Date	Annual MSA Fee (Income)/Expense
Helocyte	March 20, 2015	$500
Avenue	February 17, 2015	500
Mustang	March 13, 2015	500
Checkpoint	March 17, 2015	500
Cellvation	October 31, 2016	500
Caelum	January 1, 2017	500
Cyprium	March 13, 2017	500
Aevitas	July 28, 2017	500
Tamid	November 30, 2017	500
Fortress		(4,500)
Consolidated (Income)/Expense		$-

National

On June 12, 2018, Michael S. Weiss, the Company’s Executive Vice Chairman, Strategic Development, resigned from his position on the National board of directors. As of September 30, 2018, the Company owns approximately 56.3% of National.

Additionally, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice Chairman, Strategic Development are both Co-Portfolio Managers and Partners of OPPM, which owns approximately 4.2% of National. In the normal course, National has occasionally provided the Company and the Company’s subsidiaries with placement agent services in connection with third party raises. These fees are eliminated in consolidation.

18.	Net Capital Requirements of Broker-Dealer Subsidiaries

NSC is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) (the “Rule”), which, among other things, requires the maintenance of minimum net capital. At June 30, 2018, National Securities had net capital of $11.3 million which was $10.3 million in excess of its required net capital of $1.0 million. National Securities is exempt from the provisions of the SEC’s Rule 15c3-3 since it is an introducing broker-dealer that clears all transactions on a fully disclosed basis and promptly transmits all customer funds and securities to clearing brokers.

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

The Company operates in three operating and reportable segments, Dermatology Product Sales, Pharmaceutical and Biotechnology Product Development and National. The accounting policies of the Company’s segments are the same as those described in Note 2. The following tables summarize, for the periods indicated, operating results by reportable segment:

Cost of goods sold is directly related to product sales only. Revenues derived from co-promote revenue had no cost of goods sold.

($ in thousands) Three Months Ended September 30, 2018	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	National	Consolidated
Net Revenue	$5,168	$5	$58,520	$63,693
Direct cost of goods	(1,406)	–	-	(1,406)
Sales and marketing costs	(2,754)	–	–	(2,754)
Research and development	–	(19,788)	–	(19,788)
General and administrative	(505)	(8,925)	–	(9,430)
National expenses	–	–	(55,204)	(55,204)
Segment income (loss) from operations	$503	$(28,708)	$3,316	$(24,889)
Segment assets	$10,765	$157,781	$56,373	$224,919

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended September 30, 2017	Sales	Development	National	Consolidated
Net Revenue	$2,170	$350	$44,366	$46,886
Direct cost of goods	(505)	–	–	(505)
Sales and marketing costs	(2,786)	–	–	(2,786)
Research and development	–	(16,190)	–	(16,190)
General and administrative	(349)	(11,969)	–	(12,318)
National Expenses	–	–	(47,690)	(47,690)
Segment loss from operations	$(1,470)	$(27,809)	$(3,324)	$(32,603)
Segment assets	$7,362	$160,038	$77,691	$245,091

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in thousands) Nine Months Ended September 30, 2018	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	National	Consolidated
Net Revenue	$17,366	525	$165,061	$182,952
Direct cost of goods	(4,546)	–	–	(4,546)
Sales and marketing costs	(8,443)	–	–	(8,443)
Research and development	–	(62,332)	–	(62,332)
General and administrative	(1,270)	(29,075)	–	(30,345)
National expenses	–	–	(162,258)	(162,258)
Segment income (loss) from operations	$3,107	$(90,882)	$2,803	$(84,972)
Segment assets	$10,765	$157,781	$56,373	$224,919

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Nine Months Ended September 30, 2017	Sales	Development	National	Consolidated
Net Revenue	$8,309	$1,393	$132,563	$142,265
Direct cost of goods	(1,852)	–	–	(1,852)
Sales and marketing costs	(7,663)	–	–	(7,663)
Research and development	–	(38,077)	–	(38,077)
General and administrative	(961)	(27,866)	–	(28,827)
National Expenses	–	–	(139,219)	(139,219)
Segment loss from operations	$(2,167)	$(64,550)	$(6,656)	$(73,373)
Segment assets	$7,362	$160,038	$77,691	$245,091

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

The Company’s contracts include variable consideration in the form of refunds for rights of return, price protection, and consideration payable to the customer. As such, for the three months ended September 30, 2018 and 2017, the Company recorded a return reserve of $0.5 million and $0.3 million, respectively. The Company estimates variable consideration using a percentage of sales approach. Under this method, the transaction price is constrained for the potential future returns and consideration payable to the customer because it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

(Unaudited)

Checkpoint

Impact to Checkpoint’s Collaboration and License Agreement Revenues

Collaboration Agreement with TGTX related to Dana-Farber License

In connection with Checkpoint’s license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-Ll and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid Checkpoint $0.5 million, representing an upfront licensing fee, and the Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, Checkpoint is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, Checkpoint receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to Checkpoint. For the three months ended September 30, 2018 and 2017, the Company recognized approximately nil and $46,000, respectively, in revenue from Checkpoint’s collaboration agreement with TGTX in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company recognized approximately $44,000 and $84,000, respectively, in revenue from Checkpoint’s collaboration agreement with TGTX in the Condensed Consolidated Statements of Operations.

Sublicense Agreement with TGTX related to Jubilant License

In connection with Checkpoint’s license agreement with Jubilant, Checkpoint entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid Checkpoint $1.0 million, representing an upfront licensing fee, and Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, Checkpoint is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays Checkpoint 50% of IND enabling costs and patent expenses. For the three months ended September 30, 2018 and 2017, Checkpoint recognized approximately $5,000 and $0.2 million, respectively, in revenue related to the sublicense agreement in the condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, Checkpoint recognized approximately $0.4 million and $0.8 million, respectively, in revenue related to the sublicense agreement in the condensed consolidated statements of operations.

Sponsored Research Collaboration with NeuPharma, Inc. and TGTX

In connection with Checkpoint’s license agreement with NeuPharma, Inc. (“NeuPharma”) Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid Checkpoint for all amounts previously paid. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the three months ended September 30, 2018 and 2017, Checkpoint recognized approximately nil and $0.1 million, respectively, in revenue in connection with the Sponsored Research Agreement in the Condensed Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company recognized approximately $31,000 and $0.5 million, respectively, in revenue in connection with the Sponsored Research Agreement in the condensed consolidated statements of operations.

The collaborations described above with TGTX each contain a single material performance obligation under Topic 606, which is the granting of a license that is functional intellectual property. Checkpoint’s performance obligation is satisfied at the point in time when the customer has the ability to use and benefit from the right to use the intellectual property.

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales based royalty payments are recognized as revenue when the subsequent sales occur. Checkpoint also receives variable consideration for certain research and development and patent maintenance related activities that are dependent upon Checkpoint’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the nine months ended September 30, 2018, Checkpoint did not receive any milestone or royalty payments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregation of Total Revenues

The Company has four marketed products, Targadox®, Exelderm®, Luxamend® and Ceracade®. Substantially all of the Company’s product revenues are recorded in the U.S. Substantially all of the Company’s collaboration revenues are from its collaboration with TGTX. Revenues by product and collaborator are summarized as follows (in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Targadox®	$4,322	$16,183
Other branded revenue	846	1,183
Total product revenues	5,168	17,366
TGTX	5	525
Total Revenue	$5,173	$17,891

Contract Balances and Performance Obligations

The Company recognized collaboration and license agreement revenues of $5,000 and $0.5 million during the three and nine months ended September 30, 2018, respectively, that were included in the deferred revenue balance as of January 1, 2018.

Significant Customers

For the three months ended September 30, 2018, one of the Company’s Dermatology Products customers accounted for more than 10.0% of its total gross product revenue in the amount of $10.9 million. For the three months ended September 30, 2017, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross revenue in the amount of $3.0 million and $1.7 million. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statement of Operations.

For the nine months ended September 30, 2018, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross product revenue in the amount of $22.5 million and $7.3 million. For the nine months ended September 30, 2017, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross revenue in the amount of $6.7 million and $6.0 million. The revenue from these customers is captured in the product revenue, net line item within the Condensed Consolidated Statement of Operations.

At September 30, 2018, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $9.0 million and $1.4 million, respectively.

At September 30, 2017, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $1.7 million and $1.5 million, respectively.

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

Disaggregation of Revenue

The following presents National’s revenues from contracts with customers disaggregated by major business activity for the three months ended September 30, 2018:

($ in thousands)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenues from customer contracts:
Commissions	$28,397	$85,422
Investment banking:
Underwriting	2,534	12,127
Private placement	13,567	26,866
Advisory	4,915	7,062
Other	–	156
Sub-total National revenue from contracts with customers	49,413	131,633
Other National revenue	9,107	33,428
Total National revenue	$58,520	$165,061

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

National does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2018. Investment banking advisory fees that are contingent upon completion of a specific milestone are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2018.

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

Income tax expense for the nine months ended September 30, 2018 and 2017 is based on the estimated annual effective tax rate. The Company has recorded $0.9 million and $2.4 million income tax expense to reflect National’s estimated current income tax expense for the three and nine months ended September 30, 2018. No income tax expense was recorded in 2017.

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

At September 30, 2018, in addition to National, we had several consolidated Fortress Companies, which contain licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), and Tamid Bio, Inc. (“Tamid”). We also have operational subsidiaries CB Securities Corporation, Immune Limited and FBIO Acquisition, Inc. (the acquisition vehicle we used to obtain National) and acquisition companies for which we are actively seeking product candidate licenses, including Coronado SO Co., Escala Therapeutics, Inc., GeneXion Oncology, Inc., Fortress Biotech China, Inc., FBIO Acquisition Corp. IV and FBIO Acquisition Corps. VI - XIV.

Checkpoint

In September 2018, Checkpoint announced preliminary interim safety and efficacy data from an ongoing Phase 1/2 clinical trial of CK-101. The data were presented in an oral presentation at the International Association for the Study of Lung Cancer (IASLC) 19th World Conference on Lung Cancer in Toronto. Enrollment in the trial is ongoing to identify the optimal dose to maximize therapeutic effect, following which a Phase 3 trial is planned to initiate in 2019 in treatment-naïve epidermal growth factor receptor (EGFR) mutation-positive non-small cell lung cancer (NSCLC) patients.

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

On September 12, 2018 Cyprium announced the publication of preclinical data for CUTX-101 (“Copper Histidinate”). The preclinical trial was conducted by the National Institute of Child Health and Human Development (“NICHD”) laboratory of Stephen G. Kaler, M.D., and evaluated low-, intermediate- and high-dose recombinant adeno-associated virus (“AAV”) serotype 9 (rAAV9)-ATP7A delivered to the cerebrospinal fluid (CSF) in combination with subcutaneous CUTX-101 in a mottled- brindled (mo-br) mouse model that closely mimics the biochemical and clinical phenotypes of Menkes disease. The rAAV9 construct carried the genetic instructions for a compact, reduced-size (rs) version of the Menkes copper transporter, ATP7A. Mutant mice that received high-dose CSF- directed rAAV9-rsATP7A in combination with CUTX-101 demonstrated improved long-term survival (53%) compared to mice that did not receive treatment (0%) or were administered either treatment by itself (0%, 0%). This synergistic treatment effect represents the most successful rescue to date of the mo-br mouse model. In addition, mutant mice treated with the high-dose CSF-directed rAAV9-rsATP7A in combination with CUTX-101 showed higher brain copper levels, normalized brain neurochemicals, improvement of brain mitochondrial abnormalities, and normal growth and neurobehavioral outcomes

Mustang

On October 15, 2018 Mustang appointed Martina A. Sersch, M.D., Ph.D., as Chief Medical Officer. Dr. Sersch will oversee the clinical development of Mustang’s pipeline in CAR T technologies and gene therapies.

On August 12, 2018 Mustang entered into an exclusive license worldwide agreement with St. Jude Children’s Research Hospital (“St. Jude”) for a clinical-stage lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“X-SCID”), also known as bubble boy disease. X-SCID is the most common form of severe immune deficiency, affecting approximately one in 50,000 to 100,000 newborns worldwide. The acquisition of this license by Mustang expands their pipeline into gene-therapy, allowing them to utilize the leverage existing synergies for their Worcester Massachusetts cell-processing facility.

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

For the nine months ended September 30, 2018, we generated $183.0 million of net revenue, of which $165.1 million of revenue relates to National, $0.5 million of revenue is in connection with Checkpoint and Mustang’s collaborative agreements with TG Therapeutics, Inc. (“TGTX”) and $17.4 million of revenue relates primarily to the sale of Journey branded and generic products compared to $142.3 million of net revenue, of which $132.6 million related to National, $1.4 million of revenue related to Checkpoint’s collaboration agreements with TGTX and $8.3 million related to the sale of Journey branded products for the nine months ended September 30, 2017. At September 30, 2018, we had an accumulated deficit of $371.4 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the nine months ended September 30, 2018, we had $4.5 million of costs of goods sold in connection with the sale of Journey branded and generic products, compared to $1.9 million for the nine months ended September 30, 2017.

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

For the three months ended September 30, 2018 and 2017, research and development expenses were approximately $16.1 million and $15.9 million, respectively. Additionally, during the three months ended September 30, 2018 and 2017, we expensed approximately $3.7 million and $0.3 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended September 30, 2018 and 2017, was $1.8 million and $1.6 million, respectively.

Research and development costs associated with the development of our licenses, net of noncash stock-based compensation expenses, for the three months ended September 30, 2018 and 2017, by entity, are as follows:

	Three Months Ended September 30,		% of total
($ in thousands)	2018	2017	2018	2017
Research & Development
Fortress	$771	$1,418	5%	10%
Subsidiaries:
Avenue	1,547	1,860	11%	13%
Checkpoint	6,143	4,446	43%	31%
Mustang	4,532	1,785	32%	12%
Other[1]	1,267	4,781	9%	34%
Total R&D	$14,260	$14,290	100%	100%

Note 1- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

Noncash stock-based compensation expense for the three months ended September 30, 2018 and 2017, by entity is as follows:

	Three Months Ended September 30,		% of total
($ in thousands)	2018	2017	2018	2017
Research & Development
Noncash stock-based compensation
Fortress	$235	$288	13%	18%
Subsidiaries:
Avenue	127	78	7%	5%
Checkpoint	642	446	35%	28%
Mustang	722	340	40%	21%
Other[1]	96	448	5%	28%
Total noncash stock-based comp. – R&D	$1,822	$1,600	100%	100%

Note 1- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

Research and development costs associated with the development of our licenses, net of noncash stock-based compensation expenses for the nine months ended September 30, 2018 and 2017, by entity are as follows:

	Nine Months Ended September 30,		% of total
($ in thousands)	2018	2017	2018	2017
Research & Development
Fortress	$4,702	$4,579	9%	15%
Subsidiaries:
Avenue	14,280	2,303	27%	8%
Checkpoint	18,115	10,779	34%	36%
Mustang	10,226	4,796	19%	16%
Other[1]	6,265	7,398	11%	25%
Total R&D	$53,588	$29,855	100%	100%

Note 1- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

Noncash stock-based compensation expense for the nine months ended September 30, 2018 and 2017, by entity was as follows:

	Nine Months Ended September 30,		% of total
($ in thousands)	2018	2017	2018	2017
Research & Development
Noncash stock-based compensation
Fortress	$878	$1,020	18%	21%
Subsidiaries:
Avenue	363	90	7%	2%
Checkpoint	930	2,799	19%	58%
Mustang	2,752	404	56%	8%
Other[1]	17	515	-%	11%
Total noncash stock-based comp – R&D	$4,940	$4,828	100%	100%

Note 1- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

Additionally, during the three and nine months ended September 30, 2018 and 2017, we expensed approximately $3.7 million and $3.8 million and $0.3 million and $3.4 million, respectively, in costs related to the acquisition of licenses.

We anticipate research and development expenses will increase in future periods, reflecting continued and increasing product development costs.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended September 30, 2018 and 2017, general and administrative expenses were approximately $12.2 million and $15.1 million, respectively. Noncash stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2018 and 2017, was $2.3 million and $2.6 million, respectively.

Included in the remaining $9.9 million and $12.5 million figures for the three months ended September 30, 2018 and 2017, respectively are the following subsidiary level expenses:

	Three Months Ended September 30,		% of total
($ in thousands)	2018	2017	2018	2017
General & Administrative
Fortress	$3,530	$3,264	36%	26%
Subsidiaries:
Avenue	564	608	6%	5%
Checkpoint	823	819	8%	6%
Journey[1]	3,211	3,073	32%	25%
Mustang	1,078	4,039	11%	32%
Other[2]	694	718	7%	6%
Total G&A	$9,900	$12,521	100%	100%

Note 1- Includes cost of outsourced sales force

Note 2- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

Noncash stock-based compensation expense included in general and administrative expense for the three months ended September 30, 2018 and 2017, by entity is as follows:

	Three Months Ended September 30,		% of total
($ in thousands)	2018	2017	2018	2017
General & Administrative
Noncash stock-based compensation
Fortress	$1,246	$1,385	55%	54%
Subsidiaries:
Avenue	244	167	11%	6%
Checkpoint	486	463	21%	18%
Mustang	200	493	9%	19%
Other[1]	108	75	4%	3%
Total noncash stock-based comp. – G&A	$2,284	$2,583	100%	100%

Note 1- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Helocyte, Journey and Tamid

For the nine months ended September 30, 2018 and 2017, general and administrative expenses were approximately $38.8 million and $36.5 million, respectively. Noncash stock-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2018 and 2017, was $7.1 million and $6.9 million, respectively.

Included in the remaining $31.7 million and $29.6 million figures for the nine months ended September 30, 2018 and 2017, respectively are the following subsidiary level expenses:

	Nine Months Ended September 30,		% of total
($ in thousands)	2018	2017	2018	2017
General & Administrative
Fortress	$11,599	$9,788	37%	33%
Subsidiaries:
Avenue	2,016	1,192	6%	4%
Checkpoint	2,682	2,404	8%	8%
Journey[1]	9,613	8,443	30%	29%
Mustang	3,809	6,046	12%	20%
Other[2]	1,955	1,709	7%	6%
Total G&A	$31,674	$29,582	100%	100%

Note 1- Includes cost of outsourced sales force
Note 2- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

Noncash stock-based compensation expense included in general and administrative expense for the nine months ended September 30, 2018 and 2017, by entity is as follows:

	Nine Months Ended September 30,		% of total
($ in thousands)	2018	2017	2018	2017
General & Administrative
Noncash stock-based compensation
Fortress	$3,674	$4,209	52%	61%
Subsidiaries:
Avenue	679	179	10%	3%
Checkpoint	1,406	1,473	20%	21%
Mustang	1,137	826	16%	12%
Other[1]	218	221	2%	3%
Total noncash stock-based comp. – G&A	$7,114	$6,908	100%	100%

Note 1- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Helocyte, Journey and Tamid

Operating expenses related to National for the three months ended September 30, 2018 and 2017 were $55.2 million and $47.7 million, respectively, of which $48.6 million and $40.0 million, respectively, related to commissions, compensation and fees.

Operating expenses related to National for the nine months ended September 30, 2018 and 2017 were $162.3 million and $139.2 million, respectively, of which $141.5 million and $119.0 million, respectively, related to commissions, compensation and fees.

We anticipate general and administrative expenses will increase in future periods, reflecting continued and increasing costs associated with:

•	support of our expanded research and development activities;
•	support of business development activities; and
•	an expanding infrastructure and increased professional fees and other costs associated therewith.

Comparison of three months ended September 30, 2018 and 2017	For the Three Months Ended September 30,		Change
($ in thousands, except per share amounts)	2018	2017	$	%
Revenue
Fortress
Product revenue, net	$5,168	$2,170	$2,998	138%
Revenue - from a related party	5	350	(345)	-99%
Net Fortress revenue	5,173	2,520	2,653	105%

National
Commissions	28,397	24,881	3,516	14%
Net dealer inventory gains	482	1,789	(1,307)	-73%
Investment banking	19,271	8,942	10,329	116%
Investment advisory	5,281	3,605	1,676	46%
Interest and dividends	771	674	97	14%
Transfer fees and clearing services	1,606	1,649	(43)	-3%
Tax preparation and accounting	2,444	2,527	(83)	-3%
Other	268	299	(31)	-10%
Total National revenue	58,520	44,366	14,154	32%
Net revenue	63,693	46,886	16,807	36%

Operating expenses
Fortress
Cost of goods sold - product revenue	1,406	505	901	178%
Research and development	16,082	15,890	192	1%
Research and development - licenses acquired	3,706	300	3,406	1135%
General and administrative	12,184	15,104	(2,920)	-19%
Total Fortress operating expenses	33,378	31,799	1,579	5%

National
Commissions, compensation and fees	48,556	39,963	8,593	22%
Clearing fees	451	470	(19)	-4%
Communications	856	690	166	24%
Occupancy	738	972	(234)	-24%
Licenses and registration	861	391	470	120%
Professional fees	1,076	1,082	(6)	-1%
Interest	26	5	21	420%
Underwriting costs	43	-	43	100%
Depreciation and amortization	871	507	364	72%
Other administrative expenses	1,726	3,610	(1,884)	-52%
Total National operating expenses	55,204	47,690	7,514	16%
Total operating expenses	88,582	79,489	9,093	11%
Loss from operations	(24,889)	(32,603)	7,714	-24%

Other income (expenses)
Interest income	269	204	65	32%
Interest expenses	(2,228)	(3,220)	992	-31%
Change in fair value of derivative liabilities	-	(639)	639	-100%
Change in fair value of subsidiary convertible note	(84)	(74)	(10)	14%
Change in fair value of investments	(565)	270	(835)	-309%
Other expenses	(146)	(245)	99	-40%
Total other expenses	(2,754)	(3,704)	950	-26%
Loss before income taxes	(27,643)	(36,307)	8,664	-24%

Income tax expense	944	-	944	100%
Net loss	(28,587)	(36,307)	7,720	-21%

Less: net loss attributable to non-controlling interest	(11,949)	9,191	(2,758)	30%
Net loss attributable to common stockholders	$(16,638)	$(27,116)	$10,478	-39%

Net revenues increased $16.8 million or 36% from the three months ended September 30, 2017 to the three months ended September 30, 2018. The increase in net revenue is related to an increase in product revenue of $3.0 million associated with Journey’s branded and generic products, offset by a decrease of $0.3 million in collaboration revenue between Checkpoint and TGTX, and Mustang and TGTX. National’s revenue increased by $14.2 million or 32%, of which $3.5 million is commissions, the increase is due to retail commissions increasing due to increased headcount and continuing strong equity markets. Investment banking revenue increased $10.3 million due to higher investor demand for and quality execution of product offerings from a diverse group of issuer clients.

Cost of goods sold increased by $0.9 million or 178% from the three months ended September 30, 2017 to the three months ended September 30, 2018 due to the increase in Journey branded and generic product revenue in the 2018 quarter as compared to the 2017 quarter.

Research and development expenses increased $0.2 million or 1% from the three months ended September 30, 2017 to the three months ended September 30, 2018. The following table shows the change in research and development spending for Fortress and by subsidiary:

	Three Months Ended September 30,		change
($ in thousands)	2018	2017	$	%
Research & Development
Noncash stock-based compensation
Fortress	$235	$288	(53)	-18%
Subsidiaries:
Avenue	127	78	49	63%
Checkpoint	642	446	196	44%
Mustang	722	340	382	112%
Other[1]	96	448	(352)	-79%
Sub-total noncash stock-based comp.	1,822	1,600	222	14%
R&D Costs
Fortress	771	1,418	(647)	-46%
Subsidiaries:
Avenue	1,547	1,860	(313)	-17%
Checkpoint	6,143	4,446	1,697	38%
Mustang	4,532	1,785	2,747	154%
Other[1]	1,267	4,781	(3,514)	-74%
Total R&D	$16,082	$15,890	$192	1%

Note 1- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

The increase in stock-based compensation across Avenue, Checkpoint and Mustang is attributable to new grants made to new hires, while the decrease in the “Other” category is due to the vesting of a grant made to a consultant at Caelum. The decrease in stock-based compensation for the three months ended September 30, 2018 for Fortress is due to the transfer of employees from Fortress to TGTX, a related-party, and the resulting forfeiture of equity grants held in Fortress by those employees.

The decrease in Fortress R&D spending is due to the lower R&D headcount subsequent to the transfer of Fortress R&D employees to TGTX, a related party, in the quarter ended September 30, 2018. Checkpoint’s increase in R&D spending is attributable to the commencement of clinical trials for CK-101 & CK-301, and increased manufacturing costs. Mustang’s increase in R&D spending is attributable to the fitting out of the cell processing facility, as well as increased headcount. The decrease in “Other” is attributable to costs incurred by Caelum for the start-up of CMC activities, and Helocyte for the start-up of sponsored research activities not replicated in 2018.

During the three months ended September 30, 2018, we made expenditures in connection with our research and development licenses of $3.7 million, compared with $0.3 million in expenditures related to licenses acquired during the three months ended September 30, 2017. The $3.4 million increase quarter over quarter is attributable to $1.0 million milestone payment recognized by Checkpoint for CK-301, $1.5 million milestone recognized by Helocyte for the Triplex license, $1.0 million recognized by Mustang for the X-SCID license, and $0.2 million recognized by Caelum for additional shares issued to Columbia under the terms of their license agreement, offset by expense of $0.3 million related to the Mustang license for CD20 recognized during the three months ended September 30, 2017.

General and administrative expenses decreased $2.9 million or 19% from the three months ended September 30, 2017 to the three months ended September 30, 2018 due to the settlement of a lawsuit by Mustang in the quarter ended September 30, 3017 for $2.2 million. The following table shows the change in general and administrative spending for Fortress and by subsidiary:

	Three Months Ended September 30,		Change
($ in thousands)	2018	2017	$	%
General & Administrative
Noncash stock-based compensation
Fortress	$1,246	$1,385	$(139)	-10%
Subsidiaries:
Avenue	244	167	77	46%
Checkpoint	486	463	23	5%
Mustang	200	493	(293)	-59%
Other[2]	108	75	33	100%
Sub-total noncash stock-based comp.	2,284	2,583	(299)	-12%
G&A Costs
Fortress	3,530	3,264	266	8%
Subsidiaries:
Avenue	564	608	(44)	-7%
Checkpoint	823	819	4	-%
JMC[1]	3,211	3,073	138	4%
Mustang	1,078	4,039	(2,961)	-73%
Other[2]	694	718	(24)	-3%
Total G&A	$12,184	$15,104	$(2,920)	-19%

Note 1- Includes costs of outsourced sales force

Note 2- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

For the three months ended September 30, 2018, the decrease in general and administrative expenses of $2.9 million or 19% is primarily attributable to the settlement of the Tang litigation in the quarter ended September 30, 2017 which resulted in expense recognition of $3.2 million, offset by an increase in expenses as a result of Mustang’s build-out of their general and administrative infrastructure, which includes headcount.

National’s operating expenses increased by $7.5 million or 16% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Commissions, compensation, and fees increased $8.6 million or 22%; commissions, compensation, and fees include expenses based on commission revenue earned, net dealer inventory gains and investment banking revenues, as well as compensation to our non-broker employees. The increase in commissions revenue was primarily responsible for the increase in this expense category.

Total other expense decreased $1.0 million, or 26% from the three months ended September 30, 2017 to the three months ended September 30, 2018. The decrease is primarily related to the decrease in interest expense and financing fees of $1.0 million or 31%. The decrease is primarily related to $1.3 million of financing fees incurred by Caelum for the quarter ended September 30, 2017 related to the placement of $9.9 million in convertible notes, offset by the increase in interest expense incurred on those notes.

	For the Nine Months Ended September 30,		Change
($ in thousands, except per share amounts)	2018	2017	$	%
Revenue
Fortress
Product revenue, net	$17,366	$8,309	$9,057	109%
Revenue - from a related party	525	1,393	(868)	-62%
Net Fortress revenue	17,891	9,702	8,189	84%

National
Commissions	85,422	73,380	12,042	16%
Net dealer inventory gains	5,601	6,666	(1,065)	-16%
Investment banking	43,012	26,595	16,417	62%
Investment advisory	15,811	10,480	5,331	51%
Interest and dividends	2,003	2,065	(62)	-3%
Transfer fees and clearing services	5,680	5,834	(154)	-3%
Tax preparation and accounting	6,835	6,527	308	5%
Other	697	1,016	(319)	-31%
Total National revenue	165,061	132,563	32,498	25%
Net revenue	182,952	142,265	40,687	29%

Operating expenses
Fortress
Cost of goods sold - product revenue	4,546	1,852	2,694	145%
Research and development	58,528	34,683	23,845	69%
Research and development - licenses acquired	3,804	3,394	410	12%
General and administrative	38,788	36,490	2,298	6%
Total Fortress operating expenses	105,666	76,419	29,247	38%

National
Commissions, compensation and fees	141,462	118,983	22,479	19%
Clearing fees	1,772	1,826	(54)	-3%
Communications	2,429	2,094	335	16%
Occupancy	2,834	2,916	(82)	-3%
Licenses and registration	2,028	1,223	805	66%
Professional fees	3,047	3,336	(289)	-9%
Interest	30	13	17	131%
Underwriting costs	230	-	230	100%
Depreciation and amortization	2,587	1,513	1,074	71%
Other administrative expenses	5,839	7,315	(1,476)	-20%
Total National operating expenses	162,258	139,219	23,039	17%
Total operating expenses	267,924	215,638	52,286	24%
Loss from operations	(84,972)	(73,373)	(11,599)	16%

Other income (expenses)
Interest income	841	530	311	59%
Interest expenses	(6,455)	(5,298)	(1,157)	22%
Change in fair value of derivative liabilities	(7,931)	5,155	(13,086)	-254%
Change in fair value of subsidiary convertible note	26	(359)	385	-107%
Change in fair value of investments	(1,390)	(241)	(1,149)	477%
Other expenses	(258)	(232)	(26)	11%
Total other expenses	(15,167)	(445)	(14,722)	3308%
Loss before income taxes	(100,139)	(73,818)	(26,321)	36%

Income tax expense	2,382	-	2,382	100%
Net loss	(102,521)	(73,818)	(28,703)	39%

Less: net loss attributable to non-controlling interest	(43,254)	(17,355)	(25,899)	149%
Net loss attributable to common stockholders	$(59,267)	$(56,463)	$(2,804)	5%

Net revenues increased $40.7 million or 29% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase in net revenue is related to an increase in product revenue of $9.1 million or 109% associated with Journey’s branded and generic products, offset by a decrease of $0.9 million or 62% in collaboration revenue between Checkpoint and TGTX, and Mustang and TGTX. National’s revenue increased by $32.5 million or 25%, of which $12.0 million is commissions, the increase is due to retail commissions increasing due to favorable markets, focus on a diversified product base and quality new hires. Investment banking revenue increased $16.4 million due to continuing high demand and quality execution of product offerings from a diverse group of issuers. Investment advisory revenue increased $5.3 million due to higher levels of assets under management and continued strength in equity markets.

Cost of goods sold increased by $2.7 million or 145% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 due to the increase in Journey branded and generic product revenue in the first nine months of 2018 as compared to the first nine months of 2017. This increase was due to the addition of generic options to some branded products, as well as the addition of Exelderm® to the Journey stable of branded products in the quarter ended September 30, 2018.

Research and development expenses increased $23.8 million or 69% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. This increase is attributable to increases in spending of:

	Nine Months Ended September 30,		Change
($ in thousands)	2018	2017	$	%
Research & Development
Noncash stock-based compensation
Fortress	$878	$1,020	$(142)	-14%
Subsidiaries:
Avenue	363	90	273	303%
Checkpoint	930	2,799	(1,869)	-67%
Mustang	2,752	404	2,348	581%
Other[1]	17	515	(498)	-97%
Sub-total noncash stock-based comp.	4,940	4,828	112	2%
R&D Costs
Fortress	4,702	4,579	123	3%
Subsidiaries:
Avenue	14,280	2,303	11,977	520%
Checkpoint	18,115	10,779	7,336	68%
Mustang	10,226	4,796	5,430	113%
Other[1]	6,265	7,398	(1,133)	-15%
Total R&D	$58,528	$34,683	$23,845	69%

Note 1- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

The increase in both Avenue and Checkpoint research and development spending is attributable to clinical trials, bunionectomy and safety studies for IV tramadol in the case of Avenue, and CK-101 & CK-301 for Checkpoint. Checkpoint’s increase was also partially caused by an increase in manufacturing costs for CK-301. Mustang’s increase is due to the building of the cell processing facility in Worcester, Massachusetts, as well as the research costs associated with new licenses acquired, consisting of Harvard’s CRISPR, City of Hope manufacturing, St. Jude’s X-SCID, and a sponsored research agreement with Fred Hutch for CD20, as well as an increase in Mustang R&D headcount from 4 at 9/30/2017 to 32 at 9/30/2018.

During the nine months ended September 30, 2018, we made expenditures totaling $3.8 million in connection with research and development licenses, compared with $3.4 million in expenditures related to licenses acquired during the nine months ended September 30, 2017.

	Nine Months Ended September		Change
($ in thousands)	2018	2017	$	%
Research & Development - licenses acquired
Milestones
Checkpoint	$1,000	$400	$600	150%
Helocyte	1,500	-	1,500	100%
Mustang	1,000	250	750	233%
Fortress	-	300	(300)	-100%
New licenses
Mustang	75	2,125	(2,050)	-96%
Caelum	-	219	(219)	-100%
Cyprium	-	100	(100)	-100%
Other
Caelum	201	-	201	100%
Cellvation	1	-	1	100%
Helocyte	21	-	21	100%
Aevitas	6	-	6	100%
Total	$3,804	$3,394	$410	12%

General and administrative expenses increased $2.3 million or 6% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The following table shows the change in general and administrative spending for Fortress and by subsidiary:

	Nine Months Ended September 30,		Change
($ in thousands)	2018	2017	$	%
General & Administrative
Noncash stock-based compensation
Fortress	$3,674	$4,209	$(535)	-13%
Subsidiaries:
Avenue	679	179	500	279%
Checkpoint	1,406	1,473	(67)	-5%
Mustang	1,137	826	311	38%
Other[2]	218	221	(3)	-1%
Sub-total noncash stock-based comp.	7,114	6,908	206	3%
G&A Costs
Fortress	11,599	9,788	1,811	19%
Subsidiaries:
Avenue	2,016	1,192	824	69%
Checkpoint	2,682	2,404	278	12%
JMC[1]	9,613	8,443	1,170	14%
Mustang	3,809	6,046	(2,237)	-37%
Other[2]	1,955	1,709	246	14%
Total G&A	$38,788	$36,490	$2,298	6%

Note 1- Includes costs of outsourced sales force

Note 2- Includes the following subsidiaries: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

The composition of the $2.3 million or 6% increase is comprised of the following:

•	an increase of $0.8 million in Avenue related to increased professional fees;
•	an increase of $1.2 million in Journey related to their increased outsourced sales force to support the growing portfolio of branded and generic products;
•	$1.0 million increase at Fortress for increased headcount due to growth of its Business Development infrastructure as well as an increase of $0.8 million in professional fees;
•	$0.3 million increase at Checkpoint related to increased professional fees as well as an increase in headcount costs;
•	offset by a decrease of $2.2 million for Mustang related to the Tang settlement for the quarter ended September 20, 2017; and
•	a $0.2 million increase in overall noncash stock-based compensation relates to additional equity grants at the subsidiary level offset by lower noncash stock-based compensation expense at the Fortress level due to completion of vesting periods.

National’s operating expenses increased by $23.0 million or 17% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Commissions, compensation, and fees increased $22.5 million or 19%; commissions, compensation, and fees include expenses based on commission revenue, net dealer inventory gains, investment banking and investment advisory, as well as compensation to our non-broker employees. The increase in commissions expense is primarily due to higher revenues earned in both commissions and investment banking revenues. Strategic new hires, increases in benefits expenses, and increases in stock-based compensation for stock grants also contributed to the increase. Licenses and registration expenses increased $0.8 million or 66% due to new licenses for software applications as National continues to invest in and implement multiple technology solutions. Professional fees decreased $0.3 million or 9% due to a reduction in the use of outside providers and more work being handled internally by employees. Other administrative expenses decreased $1.5 million or 20% due to a more normalized level of spending in the current year, as the prior period included a higher provision for potential arbitration settlements and an increase in certain insurance costs.

Total other expense increased $14.7 million, or 3308% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase is primarily related to the change in fair value of derivative liabilities of $13.1 million, or 254%, driven by the write-down of the warrants held by National, and an increase in the write-down of the fair value of investments of $1.1 million or 477%, driven by the write off of our investment in Origo.

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

	For the Nine Months Ended September 30,
($ in thousands)	2018	2017
Statement of cash flows data:
Total cash (used in) provided by:
Operating activities	$(77,835)	$(60,444)
Investing activities	5,054	(46,001)
Financing activities	53,999	129,723
Net (decrease) increase in cash and cash equivalents, cash deposits with clearing organizations and restricted cash	$(18,782)	$23,278

Operating Activities

Net cash used in operating activities increased $17.4 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase was primarily due to the increase of $28.7 million in net loss, offset by the decrease of $13.1 million in the fair value of derivative liabilities, a decrease in the fair value of investments of $1.1 million, and a decrease of $5.5 million in changes in operating assets and liabilities partially offset by an increase of $0.7 million of amortization expense related to intangible assets associated with our ownership in National, a $0.4 million increase of expense related to research and development-licenses acquired, an increase of $1.6 million in stock based compensation expense, and a decrease of $0.4 million related to the value of subsidiary convertible notes.

Investing Activities

Net cash used in investing activities decreased $51.1 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The decrease is primarily due to a $3.5 million increase in the purchase of short-term investments with the purchase of certificates of deposit by Mustang, offset by the $61.0 million redemption of certificates of deposit, also held by Mustang, an increase of $5.8 million in the purchase of property and equipment as the build-out of the cell processing facility in Worcester, Massachusetts by Mustang continues, as well as a decrease of $0.1 million in funds used to purchase research and development licenses.

Financing Activities

Net cash provided by financing activities was $54.0 million for the nine months ended September 30, 2018, compared to $129.7 million of net cash provided by financing activities for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, net proceeds from subsidiaries’ offerings were $23.0 million, net proceeds from the 2018 Venture Notes were $21.7 million, and $4.1 million was used to pay subsidiaries’ Convertible Notes. Additionally, $1.3 million of costs were incurred in connection with the issuance of Series A preferred stock, and $1.8 million was paid in Preferred A dividends, offset by $7.0 million in net proceeds from at-the-market offering and $8.0 million in net proceeds from Checkpoint’s at-the-market offering.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the addition of the 2018 Venture Notes. Total owed under the 2018 Venture Notes at September 30, 2018 is $21.7 million. The notes mature 36 months from issuance, provided that during the first 24 months the Company may extend the maturity date by six months. No principal amount will be due for the first 24 months (or the first 30 months if the maturity date is extended). Interest accrues at 8% payable quarterly for the first 24 months (or the first 30 months if the note is extended), and monthly during the last 12 months.

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

Based on our analysis, for the years ended December 31, 2016, December 31, 2017 and for the interim period through September 30, 2018, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Dr. Falk Pharma, GmbH v. Fortress Biotech, Inc. (Frankfurt am Main Regional Court, Ref. No. 3-06 0 28/16). Dr. Falk Pharma, GmbH (“Dr. Falk Pharma”) and Fortress are among the parties to that certain Collaboration Agreement dated March 20, 2012, whereby they agreed to collaborate to develop a product for treatment of Crohn’s disease. A dispute has arisen between Dr. Falk Pharma and Fortress with respect to their relative rights and obligations under the Collaboration Agreement. Specifically, Dr. Falk Pharma contends that it fulfilled its contractual obligations to Fortress and is entitled to the final milestone payment due under the Collaboration Agreement - EUR 2.5 million. Fortress contends that no such payment is due because a condition of the EUR 2.5 million payment was the delivery of a Clinical Study Report that addressed the primary and secondary objectives of a Phase II trial, and Fortress contends that Dr. Falk Pharma failed to deliver such a Clinical Study Report. Dr. Falk Pharma disputes that it failed to deliver such a report and further disputes that the delivery of such a report is a condition of Fortress’s obligation to make the EUR 2.5 million payment. After the parties’ attempts to negotiate a settlement of the dispute were unsuccessful, Dr. Falk Pharma filed a lawsuit against Fortress in the above-referenced Court in Frankfurt, Germany to recover the EUR 2.5 million plus interest and attorneys’ fees, and Fortress was served with the English translation of the lawsuit on August 11, 2016. Fortress retained local counsel and, on December 14, 2016, filed an answer to the complaint, denying that it had any liability to Dr. Falk Pharma. On July 27, 2017, Fortress received a judgment from the court in Frankfurt awarding the full amount (EUR 2.5 million) plus interest to Dr. Falk Pharma. Fortress appealed the decision to the Higher Regional Court of Frankfurt on August 28, 2017, and the initial response of Dr. Falk Pharma to the appeal was filed on February 16, 2018. At an appellate hearing in the Higher Regional Court on June 12, 2018, the court issued an oral ruling upholding the lower court’s judgment and indicating that an impending written, enforceable judgment would do the same. On July 12, 2018, the Higher Regional Court approved and recorded terms of settlement between Fortress and Dr. Falk Pharma pursuant to which Fortress will pay $3.3 million to Dr. Falk Pharma over the course of a year, and approximately $37,000 to the court in mandated administrative fees. In August 2018, pursuant to the terms of the settlement agreement, the Company paid Dr. Falk Pharma $2.0 million, as well as, $39,500 in mandated court fees.

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

If certain of our subsidiaries cannot innovate and develop products and services and/or commercialize biopharmaceutical products or grow our and their respective businesses, we may not be able to generate revenue.

Our growth strategy also depends on our and our subsidiaries’ ability to generate revenue. If we and our subsidiaries cannot innovate and develop products and services or commercialize future biopharmaceutical products or grow their respective businesses, we may not be able to generate revenue growth as anticipated.

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

We and our subsidiaries are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third-party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, comply with internal procedures, policies or agreements to which such employees, consultants or partners are subject, or disclose unauthorized activities to us and our subsidiaries. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant, or third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we and our subsidiaries take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us and our subsidiaries from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us or our subsidiaries, and we or our subsidiaries are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other civil and/or criminal sanctions.

We and our subsidiaries receive a large amount of proprietary information from potential or existing licensors of intellectual property and potential acquisition target companies, all pursuant to confidentiality agreements. The confidentiality and proprietary invention assignment agreements that we and our subsidiaries have in place with each of our employees and consultants prohibit the unauthorized disclosure of such information, but such employees or consultants may nonetheless disclose such information through negligence or willful misconduct. Any such unauthorized disclosures could subject us and our subsidiaries to monetary damages and/or injunctive or equitable relief. The notes, analyses and memoranda that we and our subsidiaries have generated based off such information are also valuable to our businesses, and the unauthorized disclosure or misappropriation of such materials by our and our subsidiaries’ employees and consultants could significantly harm our strategic initiatives - especially if such disclosures are made to our competitor companies.

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

We are primarily an early-stage biopharmaceutical company and certain of our subsidiaries, on whose success we largely rely, are also early-stage biopharmaceutical companies. To date, we and certain of our subsidiaries have engaged primarily in R&D and investment activities and have not generated any revenues from product sales. We and certain of our subsidiaries have incurred significant net losses since our inception. As of September 30, 2018, we had an accumulated deficit of approximately $371.4 million. We and certain of our subsidiaries have not demonstrated the ability to perform the functions necessary for the successful commercialization of any of our products, should any of them be approved for marketing. If we and/or our subsidiaries were to have products approved, the successful commercialization of such products would require us and our subsidiaries to perform or contract with third parties for performance of a variety of critical functions, including, but not necessarily limited to:

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

Neither we nor our biopharmaceutical subsidiaries (other than Journey Medical Corporation) currently have the infrastructure for the sales, marketing and distribution of any of our product candidates, and we and certain of our subsidiaries must build and maintain such an infrastructure or make arrangements with third parties to perform these functions in order to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us, certain of our subsidiaries or jointly with a partner, or the establishment of a contract sales force to market any products for which we or our subsidiaries may receive marketing approval, is expensive and time-consuming and could delay any such product launch or compromise the successful commercialization of such products. If we, certain of our subsidiaries, or our respective partners, are unable to establish and maintain sales and marketing capabilities or any other non-technical capabilities necessary to commercialize any products that may be successfully developed, we or certain of our subsidiaries will need to contract with third parties to market and sell such products. We or certain of our subsidiaries may not be able to establish arrangements with third parties on acceptable terms, or at all.

If any of our or certain of our subsidiaries’ product candidates that are successfully developed do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that any such product candidates generate from sales will be limited.

Even if our or certain of our subsidiaries’ product candidates receive regulatory approval, which may not occur, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our or certain of our subsidiaries’ product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, major operators of hospitals and clinics and patients of the product as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indication;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	changes in regulatory requirements by government authorities for our product candidates;

•	relative convenience and ease of administration;

•	the prevalence and severity of side effects and adverse events;

•	the effectiveness of our sales and marketing efforts; and

•	unfavorable publicity relating to the product.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the “ACA,” was enacted in 2010 and made significant changes to the United States’ healthcare system. The ACA and any revisions or replacements of that Act, any substitute legislation, and other changes in the law or regulatory framework could have a material adverse effect on our business.

Among the provisions of the ACA of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;

●	the new requirements under the federal Open Payments program and its implementing regulations;

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

●	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services (“HHS”) finalized a hospital payment reduction for drugs acquired through the 340B Drug Pricing Program and has proposed to expand this payment reduction to other hospital settings. HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

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

Our existing product candidates, and most of our subsidiaries’ product candidates remain in the early stage of development and will require substantial further capital expenditures, development, testing and regulatory clearances/approvals prior to commercialization. The development and regulatory approval process takes several years, and it is not likely that our product candidates or all our subsidiaries’ product candidates, even if successfully developed and approved by the FDA, would be commercially available for several years. Of the large number of drugs in development, only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if we and our subsidiaries are able to obtain the requisite financing to fund development programs, we cannot assure you that any of our or our subsidiaries’ product candidates will be successfully developed or commercialized, which could result in the failure of our business and a loss of your investment in our Company.

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

The types of disputes that may arise between us and our subsidiaries and the third parties from whom we and our subsidiaries license intellectual property include, but are not limited to:

•	the scope of rights granted under such license agreements and other interpretation-related issues;

•	the extent to which our technology and processes do or do not infringe on intellectual property of the licensor that is not subject to such license agreements;

•	the sublicensing of patent and other rights under our license agreements and/or collaborative development relationships, and the rights and obligations associated with such sublicensing;

•	the diligence and development obligations under license agreements (which may include specific diligence milestones) and what activities or achievements satisfy those diligence obligations;

•	whether or not the milestones associated with certain milestone payment obligations have been achieved or satisfied;

•	the applicability or scope of indemnification claims or obligations under such license agreements;

•	the permissibility and advisability of, and strategy regarding, the pursuit of potential third-party infringers of the intellectual property that is the subject of such license agreements;

•	the calculation of royalty, sublicense revenue and other payment obligations under such license agreements;

•	the extent to which license rights, if any, are retained by licensors under such license agreements;

•	whether or not a material breach has occurred under such license agreements and the extent to which such breach, if deemed to have occurred, is or can be cured within applicable cure periods, if any;

•	disputes regarding patent filing and prosecution decisions, as well as payment obligations regarding past and ongoing patent expenses;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

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

In addition, even if our or certain of our subsidiaries’ product candidates were to obtain approval, regulatory authorities may approve any of such product candidates or any future product candidate for fewer or more limited indications than we or our subsidiaries request, may not approve the price we or our subsidiaries intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of that product. Any of these scenarios could compromise the commercial prospects for one or more of our or our subsidiaries current or future product candidates.

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

The FDA and other regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or those of certain of our subsidiaries;

•	our or certain of our subsidiaries’ inability to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;

•	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

•	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;

•	the FDA may fail to approve the manufacturing processes or facilities or those of third-party manufacturers with which we, or certain of our subsidiaries or our respective collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or

•	the approval policies or regulations of the FDA may significantly change in a manner rendering the clinical data insufficient for approval or the product characteristics or benefit-risk profile unfavorable for approval.

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

As part of the strategy implemented by us and our subsidiaries to mitigate development risk, we and certain of our subsidiaries seek to develop product candidates with validated mechanisms of action and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results produced or obtained by third parties, which may ultimately prove to be inaccurate or unreliable. If the third-party data and results we and certain of our subsidiaries rely upon prove to be inaccurate, unreliable or not applicable to the product candidates of us and our subsidiaries, we could make inaccurate assumptions and conclusions about the product candidates of us and our subsidiaries, and our research and development efforts could be compromised and called into question during the review or any marketing applications we submit.

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

Our success depends upon our and certain of our subsidiaries’ abilities to obtain and maintain intellectual property rights and take advantage of certain regulatory market exclusivity periods.

Our success depends, in large part, on our and certain of our subsidiaries’ ability to obtain patent protection for product candidates and their formulations and uses. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we, our subsidiaries, or our respective partners will be successful in obtaining patents or what the scope of an issued patent may ultimately be. These risks and uncertainties include, but are not necessarily limited to, the following:

•	patent applications may not result in any patents being issued, or the scope of issued patents may not extend to competitive product candidates and their formulations and uses developed or produced by others;

•	our and our subsidiaries’ competitors, many of which have substantially greater resources than us, our subsidiaries, or our partners, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that may limit or interfere with our or our subsidiaries’ ability to make, use, and sell potential product candidates, or may affect any pending patent applications that we, our subsidiaries, or our respective partners may have;

•	there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

•	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

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

In addition, U.S. patent laws may change, which could prevent or limit us or our subsidiaries from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law, and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The USPTO implemented the America Invents Act on March 16, 2013.

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

Our success also depends on our ability, many of our subsidiaries’ abilities and the abilities of any of our respective current or future collaborators to develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our subsidiaries are developing products, some of which may be directed at claims that overlap with the subject matter of our or our subsidiaries’ intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our or our subsidiaries’ product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our or our subsidiaries’ product candidates of which we are not aware. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we and our subsidiaries cannot know with certainty whether we and our subsidiaries or our licensors were the first to make the inventions claimed in patents or pending patent applications that we and our subsidiaries own or licensed, or that we and our subsidiaries or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a US patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the PTO to determine priority of invention in the US. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our, our subsidiaries’ or any of our respective licensors’ patent rights are highly uncertain.

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

Competitors may infringe our or certain of our subsidiaries’ patents or the patents of our respective licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we or our subsidiaries assert against accused infringers could provoke these parties to assert counterclaims against us or our subsidiaries alleging invalidity of our or certain of our subsidiaries’ patents or that we or our subsidiaries infringe their patents; or provoke those parties to petition the PTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our subsidiaries is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our or our subsidiaries’ patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our or our subsidiaries’ patents at risk of being invalidated, found to be unenforceable, or interpreted narrowly and could likewise put pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our or our subsidiaries’ confidential information could be compromised by disclosure during this type of litigation.

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

Any product for which we or our subsidiaries obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping, and requirements regarding company presentations and interactions with healthcare professionals. Even if we or our subsidiaries obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We or our subsidiaries also may be subject to state laws and registration requirements covering the distribution of products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on product manufacturing, distribution or use;

•	restrictions on the labeling or marketing of a product;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we or our subsidiaries submit;

•	recalls;

•	fines;

•	suspension or withdrawal of marketing or regulatory approvals;

•	refusal to permit the import or export of products;

•	product seizure or detentions;

•	injunctions or the imposition of civil or criminal penalties; and

•	adverse publicity.

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

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from operations of approximately $101.2 million, $65.7 million and $50.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and losses from operations of $85.0 million for the nine months ended September 30, 2018. At September 30, 2018, we had an accumulated deficit of approximately $371.4 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development and our investments in certain of our subsidiaries, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At September 30, 2018, the total amount of debt outstanding was $85.1 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, the promissory note with IDB may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We may need substantial additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate one or more of our R&D programs, commercialization efforts and planned acquisitions and potentially change our growth strategy.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2017, 2016 and 2015 we incurred R&D expenses of approximately $52.5 million, $35.1 million and $29.8 million, respectively. For the nine months ended September 30, 2018, we incurred research and development expenses of approximately $58.5 million. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

At September 30, 2018, Lindsay A. Rosenwald, M.D. our Chairman, President and Chief Executive Officer, beneficially owned 13.2% of our issued and outstanding capital stock, including 40,000 Series A Preferred Shares. At September 30, 2018, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 15.3% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Almost all of the 56.2 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of September 30, 2018, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, we may issue and sell shares of our common stock having an aggregate offering price of up to $53.0 million from time to time. Any sale of a substantial number of shares of our Common Stock could cause a drop in the trading price of the Common Stock on the Nasdaq Stock Market.

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

November 9, 2018	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 9, 2018	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)

