Form 10-K
period 2018-12-31
Fortress Biotech, Inc.
filed 2019-03-18
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒ No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     ☒ No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $94,124,331 based upon the closing sale price of our common stock of $2.98 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

As of March 14, 2019, there were 61,302,251 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORTRESS BIOTECH, INC.

ANNUAL REPORT ON FORM 10-K

ii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth under “Item 1A. Risk Factors” including, in particular, risks relating to:

•	our growth strategy;
•	financing and strategic agreements and relationships;
•	our need for substantial additional funds and uncertainties relating to financings;
•	our ability to identify, acquire, close and integrate product candidates successfully and on a timely basis;
•	our ability to attract, integrate and retain key personnel;
•	the early stage of products under development;
•	the results of research and development activities;
•	uncertainties relating to preclinical and clinical testing;
•	the ability to secure and maintain third-party manufacturing, marketing and distribution of our and our affiliates’ products and product candidates;
•	government regulation;
•	patent and intellectual property matters;
•	dependence on third-party manufacturers; and
•	competition.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

iii

PART I

Item 1. Business.

Overview

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at our majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. We have executed such arrangements in collaboration with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, St. Jude Children’s Research Hospital and University College London.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help our partners achieve their goals. Our partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings.

Our business approach is designed for maximum flexibility, allowing us to pursue a broad array of new biopharmaceutical technologies with clinical and commercial potential. It enables us to move quickly to take advantage of time-sensitive opportunities when necessary and provides us with a range of options from which to select what we deem the most advantageous corporate or financial structure for each drug candidate. We seek to acquire, develop and commercialize drugs, drug candidates, technologies and operating subsidiaries with high growth potential, both at the Fortress level and via our partner companies. We believe that focusing on the identification, acquisition and early-stage development of product candidates while benefitting from our partners’ development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of product candidates progress to later stages of drug development.

As of the end of 2018, several of our partner companies possess licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), and Tamid Bio, Inc. (“Tamid”).

As used throughout this filing, the words “we”, “us” and “our” may refer to Fortress individually or together with our affiliates and partners, as dictated by context.

Product Candidates and Other Intellectual Property

Marketed Dermatology Products

Through our partner company Journey we market seven dermatology products:

Targadox: Targadox (doxycycline hyclate tablets) is a tetracycline-class antimicrobial indicated as adjunctive therapy for severe acne.

Exelderm®: Exelderm® is an antifungal cream or solution that helps relieve the symptoms of common skin infections such as ringworm and jock itch. Exelderm® cream can also help relieve the symptoms of athlete’s foot. Since launch in October 2018, Exelderm® prescriptions have grown by 290% (October 2018 – December 2018).

Ceracade®: Ceracade® is a steroid-free, ceramide-dominant formulation used to treat dry skin conditions and to manage and relieve the burning and itching associated with various types of dermatitis and radiation dermatitis.

Luxamend®: Luxamend® is a water-based emulsion formulated for the dressing and management of superficial wounds, minor abrasions, dermal ulcers, donor sites, first- and second-degree burns, including sunburns, and radiation dermatitis.

Ala-Scalp®: Ala-Scalp® is a topical hydrocortisone lotion indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses. Ala-Scalp® is sold under a co-promote agreement with Crown Labs.

Ala-Quin®: Ala-Quin® is a broad-spectrum antibacterial and antifungal cream. Ala-Quin® is sold under a co-promote agreement with Crown Labs.

Triderm™: Triderm™ is topical corticosteroid cream indicated for the he relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses. Triderm™ is sold under a co-promote agreement with Crown Labs.

MB-107 (XSCID)

Our partner company Mustang also collaborates with St. Jude Children’s Research Hospital (“St. Jude”) in the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“XSCID”). On August 2, 2018, Mustang entered into an exclusive worldwide license agreement with St. Jude for the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of XSCID. Mustang paid an upfront fee of $1.0 million, in August 2018 in consideration for the exclusive license. Additional payments are due to St. Jude upon the achievement of five development and commercialization milestones. XSCID is the most common form of severe immune deficiency. The acquisition of this license expands our pipeline into gene-therapy, allowing us to leverage existing synergies for Mustang’s Worcester, Massachusetts cell-processing facility.

CAEL-101 (AL Amyloidosis)

Our partner company Caelum, in collaboration with Alexion Pharmaceuticals, Inc., is working to develop a novel antibody (“mAb 11-1F4”), CAEL-101, for the treatment of amyloid light chain (“AL”) amyloidosis. CAEL-101 is a first-in-class monoclonal antibody (“mAb”) designed to improve organ function by reducing or eliminating amyloid deposits in the tissues and organs of patients with AL amyloidosis. The antibody is designed to bind to insoluble light chain amyloid protein, including both kappa and lambda subtypes. In a Phase 1a/1b study, CAEL-101 demonstrated improved organ function, including cardiac and renal function, in 27 patients with relapsed and refractory AL amyloidosis who had previously not had an organ response to standard of care therapy. This data supports CAEL-101’s potential to be a well-tolerated therapy that promotes amyloid resolution. CAEL-101 has received Orphan Drug Designation from the U.S. Food and Drug Administration as a therapy for patients with AL amyloidosis, and as a radio-imaging agent in AL amyloidosis.

Hematologic Malignancies

Our partner company Mustang collaborates with the City of Hope National Medical Center (“COH”) and Fred Hutchinson Cancer Research Center (“Fred Hutch”) in the development of proprietary chimeric antigen receptor (“CAR”) engineered T-cell (“CAR T”) therapies. CAR T uses the patient’s own T-cells to engage and destroy specific tumors. The process involves selecting specific T-cell subtypes, genetically engineering them to express chimeric antigen T-cell receptors and placing them back in the patient where they recognize and destroy cancer cells. We believe that harnessing the body’s own immune system to treat cancer is the next generation of cancer care that may prove curative across tumor types that have proved resistant to standard pharmacological and biological treatments.

MB-102 (CD123 CAR T Program for AML)

CD123 is a subunit of the heterodimeric interleukin-3-receptor (“IL-3R”) which is widely expressed on human hematologic malignancies including acute myeloid leukemia (“AML”). In addition, CD123 can be found on the surface of B cell acute lymphoblastic leukemia (“B-ALL”), hairy cell leukemia, blastic plasmacytoid dendritic cell neoplasm (“BPDCN”), chronic myeloid leukemia (“CML”) and Hodgkin’s lymphoma.

Our partner Mustang is currently investigating CD123 as a target for adoptive cellular immunotherapy in AML and BPDCN since high CD123 expression is associated with enhanced AML blast proliferation, increased resistance of blasts to apoptosis, and poor clinical prognosis. CD123 is overexpressed in the vast majority of cases of AML and in essentially all cases of BPDCN. MB-102 is currently in development at our partner company Mustang.

MB-106 (CD20 CAR T Program for B cell non-Hodgkin lymphoma)

CD20 is a B-cell lineage-specific phosphoprotein that is expressed in high, homogeneous density on the surface of more than 95% of B-cell non-Hodgkin lymphoma (“NHL”). CD20 is stable on the cell surface with minimal shedding or internalization upon binding antibody and is present at only nanomolar levels as soluble antigen. It is well established as an effective immunotherapy target, with extensive studies demonstrating improved tumor responses and survival of B-NHL patients treated with rituximab and other anti-CD20 antibodies.

More than 70,000 new cases of NHL are diagnosed each year in the United States, and more than 19,000 patients die of this group of diseases annually. Most forms of NHL including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma, which account collectively for ~45% of all cases of NHL are incurable with available therapies, except for allogenic hematopoietic stem cell transplant (“allo-SCT”). However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft versus host disease. Innovative new treatments are therefore urgently needed.

Fred Hutch has an open IND for a Phase 1 clinical study to assess the anti-tumor activity and safety of administering CAR T cells; as of December 31, 2018, five patients have been treated. This IND was submitted on February 24, 2017, with Fred Hutch as the sponsor. The trial will also assess the T cell persistence and determine the potential immunogenicity of the cells, and Mustang together with Fred Hutch will determine a recommended Phase 2 dose. MB-106 is currently in development at our partner company Mustang.

MB-104 (CS1 CAR T for Multiple Myeloma and Light Chain Amyloidosis)

CS1 (also known as CD319, CRACC and SLAMF7) was identified as an NK cell receptor regulating immune functions. It is also expressed on B cells, T cells, dendritic cells, NK-T cells, and monocytes. CS1 is overexpressed in multiple myeloma (“MM”) and light chain amyloidosis (“AL”), which makes it a good target for immunotherapy. A humanized anti-CS1 antibody, elotuzumab (Empliciti™), has shown promising results in clinical studies. Despite great advances in treatment, MM remains an incurable malignancy of plasma cells. AL is a protein deposition disorder that is a result of a plasma cell dysplasia, similar to MM. Immunotherapy is an attractive approach for AL because of the low burden of disease. Our academic partners at COH have developed a novel second generation CS1-specific CAR T cell therapy. In pre-clinical studies, they have demonstrated efficacy of these CAR T cells, both in vitro and in vivo, within the context of clinically relevant models of MM and AL. COH will be evaluating the safety of this CS1-specific CAR T cell therapy in a Phase 1/2 trial that is scheduled to commence in the first half of 2019.

Solid Tumors

MB-101 (IL13Ra2 CAR T Cell Program for Glioblastoma)

Glioblastoma multiforme (“GBM”) is the most common brain and central nervous system (“CNS”) cancer, accounting for for 45.2% of malignant primary brain and CNS tumors, 54% of all gliomas, and 16% of all primary brain and CNS tumors. There are an estimated 12,390 new glioblastoma cases predicted in 2017 in the US. Malignant brain tumors are the most common cause of cancer-related deaths in adolescents and young adults aged 15-39 and the most common cancer occurring among 15-19 year-olds in the US. While GBM is a rare disease (2-3 cases per 100,000 persons per year in the US and EU), it is quite lethal, with five-year survival rates historically under 10%. Standard of care therapy consists of maximal surgical resection, radiation and chemotherapy with temozolomide, which, while rarely curative, is shown to extend median overall survival from 4.5 to 15 months. GBM remains difficult to treat due to the inherent resistance of the tumor to conventional therapies.

Immunotherapy approaches targeting brain tumors offer promise over conventional treatments. IL13Ra2 is an attractive target for CAR T therapy, as it has limited expression in normal tissue but is over-expressed on the surface of greater than 50% of GBMs. CAR T cells are designed to express membrane-tethered IL-13 receptor ligand mutated at a single site (glutamic acid at position 13 to a tyrosine; E13Y) with high affinity for IL13Rα2 and reduced binding to IL13Ra1 in order to reduce healthy tissue targeting (Kahlon KS et al. Cancer Research. 2004;64:9160-9166).

Our partner Mustang is currently developing an optimized CAR T product incorporating enhancements in CAR T design and T cell engineering to improve antitumor potency and T cell persistence. The next step is to continue to enroll patients in this Phase 1 study to determine the maximum tolerated dose and a recommended Phase 2 dose. Additionally, in this Phase 1 study, Mustang is exploring optimal modes of delivery for CAR T cells for the treatment of GBM and optimal T cell selection. MB-101 is currently in development at our partner company Mustang.

MB-103 (HER2 CAR T for GBM & Metastatic Breast Cancer to Brain)

HER2/neu (often shortened to “HER2”) is a growth-promoting protein on the outside of all breast cells. Breast cancer cells with higher than normal levels of HER2 are called HER2-positive (“HER2+”). These cancers tend to grow and spread faster than other breast cancers. Breast cancer is the most commonly diagnosed cancer in women, with over 40,000 women in the United States expected to die from advanced metastatic disease in 2018. Approximately 20% to 25% of breast cancers overexpress HER2, which is an established therapeutic target of both monoclonal antibodies (“mAbs”) and receptor tyrosine kinase inhibitors. With the advent of effective mAbs directed against HER2, the median overall survival of patients with metastatic HER2+ breast cancer has improved. However, management of metastatic disease in the brain and/or CNS observed in up to 50% of HER2+ breast cancer patients, continues to be a clinical challenge in large part due to the inability of mAbs to sufficiently cross the blood-brain barrier. Although small-molecule inhibitors of HER2 exist and have been clinically approved, their single-agent efficacy in the context of metastatic disease to the brain has been limited. While HER2-targeted therapy in combination with conventional agents has shown some promise for the treatment of patients with metastatic breast cancer, control of brain metastases remains a significant unmet clinical need, as most patients survive less than two years following CNS involvement.

CAR-based T-cell immunotherapy is being actively investigated for the treatment of solid tumors, including HER2+ cancers. Mustang’s academic partners at COH have developed a second-generation HER2-specific CAR T-cell for the treatment of breast cancer that has metastasized to the brain. COH’s preclinical data demonstrate effective targeting of breast cancer brain metastases with intraventricular delivery of HER2-BB CAR T cells. COH will be evaluating the safety of this HER2-specific CAR T cell therapy in two phase 1/2 Trials that commenced in Q4 2018. MB-103 is currently in development at our partner company Mustang.

MB-105 (PSCA CAR T for Prostate & Pancreatic Cancers)

PSCA is a glycosylphosphatidylinositol-anchored cell membrane glycoprotein. In addition to being highly expressed in the prostate it is also expressed in the bladder, placenta, colon, kidney, and stomach. Prostate cancer may be amenable to T cell-based immunotherapy since several tumor antigens, including prostate stem-cell antigen (PSCA), are widely over-expressed in metastatic disease. Mustang’s academic partners at COH have developed a second-generation PSCA specific CAR T cell therapy that has demonstrated robust in vitro and in vivo anti-tumor activity in patient-derived, clinically relevant, bone-metastatic prostate cancer xenograft models. COH will be evaluating safety of this PSCA-specific CAR T cell therapy in a Phase 1/2 Trial that is scheduled to commence in the second half of 2019. MB-105 is currently in development at our partner company Mustang.

Intravenous (IV) Tramadol

Our partner company Avenue, in collaboration with InvaGen Pharmaceuticals, Inc., is developing intravenous (IV) Tramadol, for the treatment of moderate to moderately severe post-operative pain. IV Tramadol may fill a gap in the acute pain market between IV acetaminophen/NSAIDs and IV conventional narcotics. Avenue is currently evaluating IV Tramadol in a pivotal Phase 3 program for the management of postoperative pain with positive data from its first pivotal Phase 3 study announced in May 2018. The second pivotal Phase 3 trial was initiated in the fourth quarter of 2018, and Avenue expects to announce topline data in mid-2019.

CK-101 (EGFR mutation-positive NSCLC)

Our partner company Checkpoint is currently evaluating a lead small-molecule, targeted anti-cancer agent, CK-101, in a Phase 1/2 clinical trial for the treatment of patients with EGFR mutation-positive non-small cell lung cancer (NSCLC). In September 2018, Checkpoint announced preliminary interim safety and efficacy data from its ongoing Phase 1/2 clinical trial of CK-101. The data were presented in an oral presentation at the International Association for the Study of Lung Cancer (IASLC) 19th World Conference on Lung Cancer in Toronto. Enrollment in the trial is ongoing to identify the optimal dose with a new softgel capsule formulation to maximize therapeutic effect, following which a Phase 3 trial is planned to initiate in 2019 in treatment-naïve EGFR mutation-positive NSCLC patients.

CK-301

Checkpoint is also currently evaluating its lead antibody product candidate, CK-301, an anti-PD-L1 antibody licensed from the Dana-Farber Cancer Institute, in a Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts intended to support one or more Biologies License Application (“BLA”) submissions.

CUTX-101

Our partner company Cyprium is currently developing CUTX-101, a copper histidinate injection for the treatment of Menkes disease. Menkes disease is a rare X-linked pediatric disease caused by gene mutations of copper transporter ATP7A, which affects approximately one in 100,000 newborns per year. Biochemically, Menkes patients may have low levels of copper in their blood and brains, as well as abnormal levels of catecholamine, but definitive diagnosis is typically made by sequencing of the ATP7A gene. There is no current FDA-approved treatment for Menkes disease and its variants. CUTX-101, along with an AAV-ATP7A gene therapy that is also being developed by Cyprium, was granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”). CUTX-101 was also granted Fast Track Designation by the FDA for classic Menkes disease in patients who have not demonstrated significant clinical progression.

In January 2019, Cyprium received notification from the U.S. FDA that the sponsorship of the Investigational New Drug (“IND”) Application for CUTX-101 was transferred to Cyprium.

Triplex

Through our partner company Helocyte we are developing Triplex, a first-in-class and potentially best-in-class universal recombinant Modified Vaccinia Ankara viral vector vaccine engineered to induce a robust and durable virus-specific T cell response to three immuno-dominant proteins [UL83 (pp65), UL123 (IE1), UL122 (IE2)] linked to cytomegalovirus (CMV) complications in the transplant setting. In a Phase 1 study, Triplex was found to be safe, well-tolerated and highly immunogenic when administered to healthy volunteers at multiple dose levels (ClinicalTrials.gov Identifier: NCT01941056). In a recently-completed Phase 2 trial, Triplex was observed to be safe, well-tolerated, highly immunogenic and efficacious in reducing CMV events in allogeneic stem cell transplant recipients (ClinicalTrials.gov Identifier: NCT02506933). Triplex is currently the subject of multiple other ongoing and planned studies, one involving vaccination of the stem cell transplant donor (followed by vaccination of the recipient) in higher risk patients - potentially introducing CMV immunity sooner and positioning Triplex ahead of prophylactic antivirals in the standard of care. Helocyte secured an exclusive, worldwide license to Triplex from City of Hope National Medical Center in Duarte, California in April of 2015.

Other Product Candidates

ConVax

We and our partner Helocyte are also developing ConVax, a universal recombinant Modified Vaccinia Ankara viral vector vaccine designed to induce robust and durable humoral and cellular immune responses to cytomegalovirus (CMV).

CEVA-101

Through our partner company Cellvation we are working to develop CEVA-101, a cellular product comprised of autologous Bone Marrow-derived Mononuclear Cells (“BMMNCs”) currently being developed for the treatment of severe traumatic brain injury (TBI) in adults and children.

CEVA-D and CEVA-102

Also in partnership with Cellvation, we are developing CEVA-D, a novel bioreactor device that enhances the anti-inflammatory potency of bone marrow-derived cells without genetic manipulation, using wall shear stress (WSS) to suppress tumor necrosis factor-a (“TNF-a”) production by activated immune cells. CEVA-102 is the first cell product produced by CEVA-D, which we plan to develop for the treatment of severe traumatic brain injury (“TBI”) in adults and children.

TAMID-001

Through our majority-owned partner Tamid we are developing Tamid-001, an adeno-associated virus (AAV) gene therapy that targets the ocular manifestations of Mucopolysaccharidosis type I (MPS I), a rare and progressively debilitating disorder which is caused by the accumulation of glycosaminoglycans (GAGs) in multiple organs.

AVTS-001

Through our majority-owned partner Aevitas we are developing AVTS-001, an AAV gene therapy that restores lasting production of regulatory proteins, potentially providing a curative treatment for diseases with high unmet need.

CNDO-109

We continue to develop CNDO-109, a lysate that activates donor Natural Killer (NK) cells. We are also working with our partner company Mustang to genetically engineer CNDO-109-activated NK cells to express a CD123 chimeric antigen receptor construct as a potential combination therapy to treat AML.

Methazalomide

We are developing, in collaboration with Effcon Laboratories, Inc., an extended release formulation of methazalomide. Effcon leads the development efforts in connection therewith under our supervision and direction. We expect to initiate a pivotal and food effects study in 2019.

Intellectual Property Generally

Our goal is to obtain, maintain and enforce patent protection for our and, in some cases, our partner companies’ product candidates, formulations, processes, methods and any other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our and, in some cases, our partner companies’ product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, patent protection may not afford us with complete protection against competitors who seek to circumvent our patents.

We also depend upon the skills, knowledge, experience and know-how of our and our partners’ management and research and development personnel, as well as that of our advisers, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we and our partners currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we and our partners require all of our employees, consultants, advisers and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Competition

We and our partners operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our and our partners’ competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us and our partners. We and our partners also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The only pharmaceutical area in which we sell marketed products is dermatology, and the dermatological product competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors. The market for our dermatological products is very competitive, both across product categories and geographies. In addition to larger diversified pharmaceutical and medical device companies, we face competition from mid-size and smaller, regional and entrepreneurial companies with fewer products in niche areas or regions. The oral acne antibiotic market, in which Targadox competes, is divided into two categories: minocycline and doxycycline. Targadox competes in the doxycycline category, primarily against Mayne Pharma’s Doryx® brand. Also, Almirall recently introduced SEYSARA™, a tetracycline-class drug indicated for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 9 years of age and older. Exelderm®, a broad spectrum anti-fungal with two formulations, competes against Sebela Pharma’s Naftin® and Ortho Dermatologics Luzu®.

Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products that target the same diseases and conditions that we are targeting in biotechnology, biopharmaceutical, dermatological and other therapeutic areas. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. The principal methods of competition for our products include quality, efficacy, market acceptance, price, and marketing and promotional efforts, patient access programs and product insurance coverage reimbursement.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we and our partners are developing.

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

The NDA/BLA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA/BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA/BLA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. Drug manufacturers and their subcontractors are required to register their establishments with the FDA, and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we, our partners or our or their suppliers will be able to comply with the cGMP and other FDA regulatory requirements.

Post-Approval Requirements

Any pharmaceutical products for which we or our partners receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we and our partners receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment in research and product development. We are unable to predict the future course of federal or state healthcare legislation and regulations, including the Affordable Care Act.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Employees

As of December 31, 2018, we had 88 full-time employees at Fortress and our partner companies.

Executive Officers of Fortress

The following table sets forth certain information about our executive officers as of December 31, 2018.

Name	Age	Position
Lindsay A. Rosenwald, M.D.	63	Chairman of the Board of Directors, President and Chief Executive Officer
Robyn M. Hunter	57	Chief Financial Officer
George Avgerinos, Ph.D.	65	Senior Vice President, Biologics Operations
Michael S. Weiss	52	Executive Vice Chairman Strategic Development

Lindsay A. Rosenwald, M.D. has served as a member of the Company’s Board of Directors since October 2009 and as Chairman, President and Chief Executive Officer of the Company since December 2013. In addition, Dr. Rosenwald currently serves as President and Chief Executive Officer of Fortress partner companies Aevitas Therapeutics, Inc. and Tamid Bio, Inc. From November 2014 to August 2015 he served as interim President and Chief Executive Officer of Checkpoint Therapeutics, Inc. Dr. Rosenwald currently serves as a member of the board of directors of Fortress partner companies Aevitas Therapeutics, Inc., Avenue Therapeutics, Inc. (Nasdaq: ATXI), Caelum Biosciences, Inc., Cellvation, Inc., Checkpoint Therapeutics, Inc. (Nasdaq: CKPT), Cyprium Therapeutics, Inc., Helocyte, Inc., Journey Medical Corporation, Mustang Bio, Inc. (Nasdaq: MBIO) and Tamid Bio, Inc. Dr. Rosenwald is Co-Portfolio Manager and Partner of Opus Point Partners Management, LLC, an asset management firm in the life sciences industry, which he joined in 2009. Prior to that, from 1991 to 2008, he served as the Chairman of Paramount BioCapital, Inc. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

Robyn M. Hunter was appointed as the Company’s Chief Financial Officer on June 26, 2017. Ms. Hunter has more than 30 years of financial and operational experience in an array of industries. Prior to serving as the Company’s CFO, Ms. Hunter served as the Company’s Vice President and Corporate Controller since June 2011, where she implemented financial and operational processes, procedures and policies to facilitate the Company’s execution of its growth strategy. From January 2006 to May 2011, Ms. Hunter served as Senior Vice President and Chief Financial Officer of Schochet Associates. From August 2004 to January 2006, Ms. Hunter served as the Corporate Controller for Indevus Pharmaceuticals. From 1990 to 2004, Ms. Hunter held several positions from Accounting Manager to Vice President and Treasurer of The Stackpole Corporation. Ms. Hunter holds a Bachelor of Arts degree in Economics from Union College in Schenectady New York.

George Avgerinos, Ph.D. has served as our Senior Vice President, Biologics Operations since June 2013. Dr. Avgerinos joined us from AbbVie, Inc., where he was Vice President, HUMIRA® Manufacturing Sciences and External Partnerships. In his 22-year career at AbbVie, Inc., formerly Abbott Laboratories, formerly BASF Bioresearch Corporation (BASF), Dr. Avgerinos was responsible for many aspects of biologics development and operations. These included the HUMIRA® operations franchise, global biologics process and manufacturing sciences, biologics CMC, manufacturing operations, and third-party manufacturing. During his tenure, Dr. Avgerinos led and participated in the development of numerous clinical candidates which included the launch of HUMIRA®. He supported expansion of the supply chain to over $9.0 billion in annual global sales. Dr. Avgerinos’ efforts on HUMIRA® have been recognized with numerous awards, including the prestigious Abbott’s Chairman’s award in 2011. Dr. Avgerinos received a B.A. in Biophysics from the University of Connecticut and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology. Dr. Avgerinos also provides services for TG Therapeutics, Inc., a related party, pursuant to a shared services agreement.

Michael S. Weiss has served as our Executive Vice Chairman, Strategic Development since February 2014. He has served as Executive Vice Chairman, Strategic Development of Fortress Biotech since February 2014. He currently serves as a member of the board of directors of several of our partner companies, including: Aevitas Therapeutics, Inc., Cellvation, Inc., Checkpoint Therapeutics, Inc. (Nasdaq: CKPT), Cyprium Therapeutics, Inc., Helocyte, Inc., Mustang Bio, Inc. (Nasdaq: MBIO) and Tamid Bio, Inc. Mr. Weiss is currently the Executive Chairman of Mustang Bio, Inc. (where he served as interim CEO from March 2015 to April 2017) and the Chairman of the Board of Directors of Checkpoint Therapeutics, Inc. (where he served as interim CEO from August 2015 to October 2015). From March 2015 until February 2019, Mr. Weiss served on the board of Avenue Therapeutics, Inc. (Nasdaq: ATXI). Mr. Weiss also served as the Chairman of the Board of Directors of National Holdings Corporation (Nasdaq: NHLD) from September 2016 to June 2018. Since December 2011, Mr. Weiss has served in multiple capacities at TG Therapeutics, Inc., a related party, and is currently its Executive Chairman, Chief Executive Officer and President. He is a co-founder of, and has been a managing partner and principal of, Opus Point Partners Management, LLC since 2008. In 1999, Mr. Weiss founded Access Oncology, which was later acquired by Keryx Biopharmaceuticals (Nasdaq: KERX) in 2004. Following the merger, Mr. Weiss remained as CEO of Keryx. He began his professional career as a lawyer with Cravath, Swaine & Moore LLP. Mr. Weiss earned his B.S. in Finance from The University of Albany and his J.D. from Columbia Law School.

Available Information

We and certain of our affiliates file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Copies of our and certain of our affiliates’ reports on Form 10-K, Forms 10-Q and Forms 8-K may be obtained, free of charge, electronically through our website at www.fortressbiotech.com.

Item 1A. Risk factors

Investing in our Common Stock, Series A Preferred Stock or any other type of equity or debt securities (together our “Securities”) involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K including the consolidated financial statements and the related notes, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our partners and affiliates Checkpoint, Mustang, and Avenue with the SEC, before deciding to invest in our Securities. If any of the following risks or the risks included in the public filings of Checkpoint, Mustang or Avenue were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Securities could decline, and you could lose part of or all of your investment in our Securities. In addition, you should be aware that the below stated risks should be read as being applicable to our partners and affiliates such that, if any of the negative outcomes associated with any such risk is experienced by one of our partners or affiliates, the value of Fortress’ holdings in such partner or affiliate (if any) may decline.

Risks Related to our Growth Strategy

If we acquire, enter into joint ventures with or obtain a controlling interest in companies in the future, it could adversely affect our operating results and the value of our Securities, thereby diluting stockholder value, disrupting our business and/or diminishing the value of our holdings in our partner companies.

As part of our growth strategy, we might acquire, enter into joint ventures with, or obtain significant ownership stakes in other companies. Acquisitions of, joint ventures with and investments in other companies involve numerous risks, including, but not necessarily limited to:

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

If we fail to properly evaluate potential acquisitions, joint ventures or investments, we might not achieve the anticipated benefits of any such transaction, we might incur higher costs than anticipated, and management resources and attention might be diverted from other necessary or valuable activities.

If we or certain of cannot innovate and develop products and services and/or commercialize biopharmaceutical products or grow our and their respective businesses, we may not be able to generate revenue.

Our growth strategy also depends on our ability to generate revenue. If we cannot innovate and develop products and services or commercialize future biopharmaceutical products or grow their respective businesses, we may not be able to generate revenue growth as anticipated.

We may not be able to generate returns for our investors if certain of our partners or affiliates, several of which have limited or no operating history, no commercialized revenue generating products, and are not yet profitable, cannot obtain additional third-party financing.

As part of our growth strategy, we have made and will likely continue to make substantial financial and operational commitments in our affiliated partners, which at the time of investment often have limited or no operating history, no commercialized revenue generating products, and require additional third-party financing to fund product and services development or acquisitions. Our business depends in large part on the ability of one or more of our partner companies to innovate, in-license, acquire or invest in successful biopharmaceutical products, develop financial services and/or acquire companies in increasingly competitive and highly regulated markets. If certain of our partner companies do not successfully obtain additional third-party financing to commercialize products, successfully acquire companies, as applicable, the value of our businesses and our ownership stakes in our partner companies may be materially adversely affected.

If we cannot continue to fund our research and development programs, we may be required to reduce product development, which will adversely impact our growth strategy.

Our research and development (“R&D”) programs will require substantial additional capital to conduct research, preclinical testing and clinical trials, establish pilot scale and commercial scale manufacturing processes and facilities, and establish and develop quality control, regulatory, marketing, sales, and administrative capabilities to support these programs. We expect to fund our R&D activities from a combination of cash generated from royalties and milestones from our partners in various past, ongoing, and future collaborations, and through additional equity or debt financings from third parties. These financings could depress the stock prices of our Securities. If additional funds are required to support our operations and such funds cannot be obtained on favorable terms, we may not be able to develop products, which will adversely impact our growth strategy.

Collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

We anticipate substantial reliance upon strategic collaborations for marketing and commercializing our existing product candidates and we may rely even more on strategic collaborations for R&D of other product candidates. We may sell product offerings through strategic partnerships with pharmaceutical and biotechnology companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited.

If we enter into R&D collaborations during the early phases of drug development, success will, in part, depend on the performance of research collaborators. We may not directly control the amount or timing of resources devoted by research collaborators to activities related to product candidates. Research collaborators may not commit sufficient resources to our R&D programs. If any research collaborator fails to commit sufficient resources, the preclinical or clinical development programs related to the collaboration could be delayed or terminated. Also, collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to collaborators or to observe other obligations in agreements with them, the collaborators may have the right to terminate or stop performance of those agreements.

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property positions. In addition, there has been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of product candidates or the generation of sales revenue. To the extent that we enter into collaborative arrangements, the related product revenues that might follow are likely to be lower than if we directly marketed and sold products. Such collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on, and such collaborations could be more attractive than the one with us for any future product candidate.

Management of our relationships with collaborators will require:

•	significant time and effort from our management team;
•	coordination of our marketing and R&D programs with the respective marketing and R&D priorities of our collaborators; and
•	effective allocation of our resources to multiple projects.

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

We will need to continue to expend capital on improving our infrastructure to address our anticipated growth. Acquisitions of companies or products could place a strain on our management, and administrative, operational and financial systems. In addition, we may need to hire, train, and manage more employees, focusing on their integration with us and corporate culture. Integration and management issues associated with increased acquisitions may require a disproportionate amount of our management’s time and attention and distract our management from other activities related to running our business.

We may not be able to hire or retain key officers or employees needed to implement our business strategy and develop products and businesses.

Our success depends on the continued contributions of our executive officers, financial, scientific, and technical personnel and consultants, and on our ability to attract additional personnel as we continue to implement growth strategies and acquire and invest in companies with varied businesses. During our operating history, many essential responsibilities have been assigned to a relatively small number of individuals. However, as we continue to implement our growth strategy, the demands on our key employees will expand, and we will need to recruit additional qualified employees. The competition for such qualified personnel is intense, and the loss of services of certain key personnel, or our inability to attract additional personnel to fill critical positions, could adversely affect our business.

We currently depend heavily upon the efforts and abilities of our management team and the management teams of our partners. The loss or unavailability of the services of any of these individuals could have a material adverse effect on our business, prospects, financial condition and results. In addition, we have not obtained, do not own, are not the beneficiary of key-person life insurance for any of our key personnel. We only maintain a limited amount of directors’ and officers’ liability insurance coverage. There can be no assurance that this coverage will be sufficient to cover the costs of the events that may occur, in which case, there could be a substantial impact on our ability to continue operations.

Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including but not necessarily limited to noncompliance with regulatory standards and requirements or internal procedures, policies or agreements to which such employees, consultants and partners are subject, any of which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third-party partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with current good manufacturing practices (“CGMPs”), comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, comply with internal procedures, policies or agreements to which such employees, consultants or partners are subject, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant, or third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation, as well as civil and criminal liability. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other civil and/or criminal sanctions.

We receive a large amount of proprietary information from potential or existing licensors of intellectual property and potential acquisition target companies, all pursuant to confidentiality agreements. The confidentiality and proprietary invention assignment agreements that we have in place with each of our employees and consultants prohibit the unauthorized disclosure of such information, but such employees or consultants may nonetheless disclose such information through negligence or willful misconduct. Any such unauthorized disclosures could subject us to monetary damages and/or injunctive or equitable relief. The notes, analyses and memoranda that we have generated based off such information are also valuable to our businesses, and the unauthorized disclosure or misappropriation of such materials by our employees and consultants could significantly harm our strategic initiatives – especially if such disclosures are made to our competitor companies.

Certain of our officers and directors serve in similar roles at our partners, affiliates, related parties and/or other entities with which we transact business or in which we hold significant minority ownership positions; ongoing and future relationships and transactions between these parties could result in conflicts of interest.

We share directors and/or officers with certain of our partners, affiliates, related parties and/or other entities with which we transact business or in which we hold significant minority ownership positions, and such arrangements could create conflicts of interest in the future, including with respect to the allocation of corporate opportunities. While we believe that we have put in place policies and procedures to identify and mitigate such conflicts, and that any existing agreements that may give rise to such conflicts and any such policies or procedures were negotiated at arm’s length in conformity with fiduciary duties, such conflicts of interest may nonetheless arise. The existence and consequences of such potential conflicts could expose us to lost profits, claims by our investors and creditors, and harm to our results of operations.

Risks Related to Our Biopharmaceutical Business and Industry

We are an early-stage company with limited operating history on which stockholders can base an investment decision, and we rely heavily on third parties for the development and manufacturing of their products and product candidates.

We are primarily an early-stage biopharmaceutical company and certain of our partners and affiliates, on whose successes we largely rely, are also early-stage biopharmaceutical companies with limited operating histories. To date, we have engaged primarily in acquisition, evaluative and R&D activities and have not generated any revenues from product sales (except through Journey Medical Corporation). We have incurred significant net losses since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $396.3 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

•	identifying and evaluating product candidates;
•	negotiating, drafting and entering into licensing and other arrangements with product development partners; and
•	continuing to undertake pre-clinical development and designing and executing clinical trials.

We have also not demonstrated the ability to perform the functions necessary for the successful commercialization of any of our pre-commercial product candidates, should any of them be approved for marketing. If we were to have any such product candidates approved, the successful commercialization of such products would require us to perform or contract with third parties for performance of a variety of critical functions, including, but not necessarily limited to:

•	advising and participating in regulatory approval processes;
•	formulating and manufacturing products for clinical development programs and commercial sale; and
•	conducting sales and marketing activities.

Our operations have been limited to acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of, product candidates, both at the Fortress level and via our partner companies. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to develop and commercialize potential product candidates, as well as for you to assess the advisability of investing in our Securities. Each of these requirements will require substantial time, effort and financial resources.

If we are unable to establish or maintain sales and marketing capabilities or fail to enter into agreements with third parties to market, distribute and sell products that may be successfully developed, we may not be able to effectively market and sell products and generate product revenue.

We do not currently have the infrastructure for the sales, marketing and distribution of any of our product candidates (except for that which exists through Journey Medical Corporation), and we must build and maintain such infrastructures or make arrangements with third parties to perform these functions in order to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us or certain of our partners, or the establishment of a contract sales force to market any products for which we may receive marketing approval, is expensive and time-consuming and could delay any such product launch or compromise the successful commercialization of such products. If we are unable to establish and maintain sales and marketing capabilities or any other non-technical capabilities necessary to commercialize any products that may be successfully developed, we will need to contract with third parties to market and sell such products. We may not be able to establish arrangements with third parties on commercially reasonable terms, or at all.

If any of our product candidates that are successfully developed do not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that any such product candidates generate from sales will be limited.

Even if our product candidates receive regulatory approval, which may not occur, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and in turn we may not become or remain profitable.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

We intend to seek approval to market our future products in both the United States and in countries and territories outside the United States. If we obtain approval in one or more foreign countries, we will be subject to rules and regulations in those countries relating to such products. In some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which pharmaceuticals they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	experimental or investigational.

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

Among the provisions of the ACA of importance to our potential product candidates are:

•	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;
•	the new requirements under the federal Open Payments program and its implementing regulations;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. In March 2017, following the passage of the budget resolution for fiscal year 2017, the United States House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful. At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, 2018, Texas federal district court judge Reed O’Connor issued a ruling declaring that the ACA in it is entirety is unconstitutional. While this decision has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome through the appeals process may have a significant impact on our business.

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

The Trump Administration has also taken several regulatory steps to redirect ACA implementation. The Department of Health and Human Services (“HHS”) finalized Medicare fee-for-service hospital payment reductions for Part B drugs acquired through the 340B Drug Pricing Program. HHS also has signaled its intent to pursue reimbursement policy changes for Medicare Part B drugs as a whole that likely would reduce hospital and physician reimbursement for these drugs.

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements.

HHS also has taken steps to increase the availability of cheaper health insurance options, typically with fewer benefits and less generous coverage. The Administration has also signaled its intention to address drug prices and to increase competition, including by increasing the availability of biosimilars and generic drugs. As these are regulatory actions, a new administration could undo or modify these efforts.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

In addition, governments may impose price controls, which may adversely affect our future profitability.

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the US and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•	the federal Open Payments program, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to “covered recipients,” which include physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals) and applicable manufacturers. Applicable group purchasing organizations also are required to report annually to CMS the ownership and investment interests held by the physicians and their immediate family members. The SUPPORT for Patients and Communities Act added to the definition of covered recipient practitioners including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives effective in 2022. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and
•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our businesses. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our businesses.

Failure to be included in formularies developed by managed care organizations and coverage by other organizations may negatively impact the utilization of our products, which could harm our market shares and could have a material adverse effect on our business and financial condition.

Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our products. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, this could have a material adverse effect on our business and financial condition.

Most of our product candidates are at early stages of development and may not be successfully developed or commercialized.

Most of our existing product candidates remain in the early stages of development and will require substantial further capital expenditures, development, testing and regulatory clearances/approvals prior to commercialization. The development and regulatory approval processes take several years, and it is not likely that our product candidates, even if successfully developed and approved by the FDA, would be commercially available for several years. Of the large number of drugs in development, only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if we are able to obtain the requisite financing to fund development programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized, which could result in the failure of our business and a loss of your investment in our Company.

Because we in-license the intellectual property needed to develop and commercialize products and product candidates from third parties, any dispute with the licensors or the non-performance of such license agreements may adversely affect our ability to develop and commercialize the applicable product candidates.

The patents, patent applications and other intellectual property rights underpinning all of our existing product candidates were in-licensed from third parties. Under the terms of such license agreements, the licensors generally have the right to terminate such agreements in the event of a material breach. The licenses require us to make annual, milestone or other payments prior to commercialization of any product and our ability to make these payments depends on the ability to generate cash in the future. These license agreements also generally require the use of diligent and reasonable efforts to develop and commercialize product candidates.

If there is any conflict, dispute, disagreement or issue of non-performance between us or one of our partners, on the one hand, and the respective licensing partner, on the other hand, regarding the rights or obligations under the license agreements, including any conflict, dispute or disagreement arising from a failure to satisfy payment obligations under such agreements, the ability to develop and commercialize the affected product candidate may be adversely affected.

The types of disputes that may arise between us and the third parties from whom we license intellectual property include, but are not necessarily limited to:

•	the scope of rights granted under such license agreements and other interpretation-related issues;
•	the extent to which our technologies and processes infringe on intellectual property of the licensor that is not subject to such license agreements;
•	the scope and interpretation of the representations and warranties made to us by our licensors, including those pertaining to the licensors’ right title and interest in the licensed technology and the licensors’ right to grant the licenses contemplated by such agreements;
•	the sublicensing of patent and other rights under our license agreements and/or collaborative development relationships, and the rights and obligations associated with such sublicensing, including whether or not a given transaction constitutes a sublicense under such license agreement;
•	the diligence and development obligations under license agreements (which may include specific diligence milestones) and what activities or achievements satisfy those diligence obligations;
•	whether or not the milestones associated with certain milestone payment obligations have been achieved or satisfied;
•	the applicability or scope of indemnification claims or obligations under such license agreements;

•	the permissibility and advisability of, and strategy regarding, the pursuit of potential third-party infringers of the intellectual property that is the subject of such license agreements;
•	the calculation of royalty, milestone, sublicense revenue and other payment obligations under such license agreements;
•	the extent to which rights, if any, are retained by licensors under such license agreements;
•	whether or not a material breach has occurred under such license agreements and the extent to which such breach, if deemed to have occurred, is or can be cured within applicable cure periods, if any;
•	disputes regarding patent filing and prosecution decisions, as well as payment obligations regarding past and ongoing patent expenses;
•	intellectual property rights resulting from the joint creation or use of intellectual property (including improvements made to licensed intellectual property) by our and our partners’ licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations or may conflict in such a way that puts us in breach of one or more agreements, which would make us susceptible to lengthy and expensive disputes with one or more of such third-party licensing partners. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreements, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Product candidates that we advance into clinical trials may not receive regulatory approval.

Pharmaceutical development has inherent risks. We will be required to demonstrate through well-controlled clinical trials that product candidates are effective with a favorable benefit-risk profile for use in their target indications before seeking regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful, as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Also, we may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. As a result, product candidates that we advance into clinical trials may not receive regulatory approval.

In addition, even if our product candidates were to obtain approval, regulatory authorities may approve any such product candidates or any future product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of these scenarios could compromise the commercial prospects for one or more of our current or future product candidates. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of the product.

Any product candidates we advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of any product candidate, including our product candidates, is subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market a product candidate until such product candidate’s Biologics License Application (“BLA”) or New Drug Application (“NDA”) is approved by the FDA. The process of obtaining approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to significant clinical testing requirements, our ability to obtain marketing approval for product candidates depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed.

The FDA and other regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	our inability to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for an indication;
•	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
•	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;
•	the FDA may not approve the manufacturing processes or facilities or those of third-party manufacturers with which we or our respective collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or
•	the approval policies or regulations of the FDA may significantly change in a manner rendering the clinical data insufficient for approval or the product characteristics or benefit-risk profile unfavorable for approval.

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

Unacceptable adverse events caused by any of our product candidates that we advance into clinical trials could cause regulatory authorities to interrupt, delay or stop clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale. For example, in Phase 1/2 oncology trials, dose limiting toxicity (“DLT”) stopping rules are commonly applied.

We have not completed testing for any of our product candidates for the indications for which we intend to seek product approval in humans, and we currently do not know the extent of the adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates causes unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such products, or, if such product candidates are approved for marketing, future adverse events could cause us to withdraw such products from the market.

Delays in the commencement of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including, but not necessarily limited to, delays in:

•	obtaining regulatory clearance/approval to commence a clinical trial;
•	identifying, recruiting and training suitable clinical investigators;
•	reaching agreements on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
•	obtaining sufficient quantities of a product candidate for use in clinical trials;
•	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
•	identifying, recruiting and enrolling patients to participate in a clinical trial; or
•	retaining (or replacing) patients who have initiated a clinical trial but who may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, personal issues, or other reasons.

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs and delay or prevent our ability to complete development of that product or generate product revenues.

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

Changes in regulatory requirements and guidance also may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may in turn impact the costs and timing of, and the likelihood of successfully completing, a clinical trial. If we experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed, and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

Even if approved, any product candidates that we may develop and market may be later withdrawn from the market or subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates if approved. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory or if adverse events or other safety issues arise after approval, the FDA or a comparable regulatory authority in another jurisdiction may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to complete. In addition, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required. Any reformulation or labeling changes may limit the marketability of such products if approved.

We currently rely predominantly on third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely heavily on them and other contractors to produce commercial supplies of our products, and our dependence on third-party suppliers could adversely impact our businesses.

We depend heavily on third party manufacturers for product supply. If our contract manufacturers cannot successfully manufacture material that conforms to applicable specifications and with FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for those products. Our third-party suppliers will be required to maintain compliance with CGMPs and will be subject to inspections by the FDA and comparable agencies and authorities in other jurisdictions to confirm such compliance. In the event that the FDA or such other authorities determine that our third-party suppliers have not complied with CGMPs or comparable regulations, the relevant clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material and/or applicable compliance, and commercial product could be unfit for sale, or if distributed, could be recalled from the market. Any delay, interruption or other issues that arise in the manufacture, testing, packaging, labeling, storage, or distribution of our products as a result of a failure of the facilities or operations of our third-party suppliers to comply with regulatory requirements or pass any regulatory agency inspection could significantly impair our abilities to develop and commercialize our products and product candidates.

We also rely on third-party manufacturers to purchase from third-party suppliers the materials necessary to produce product candidates for anticipated clinical trials. There are a small number of suppliers for certain capital equipment and raw materials that are used to manufacture those products. We do not have any control over the process or timing of the acquisition of these raw materials by our third-party manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of raw material components related to an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval.

We do not expect to have the resources or capacity to commercially manufacture our products internally, if approved, and would likely continue to be heavily dependent upon third-party manufacturers. Our dependence on third parties to manufacture and supply clinical trial materials, as well as our planned dependence on third party manufacturers for any products that may be approved, may adversely affect our abilities to develop and commercialize products in a timely or cost-effective manner, or at all.

We rely on third parties to conduct clinical trials. If these third parties do not meet agreed-upon deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful, and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We intend to, and do, use CROs to conduct planned clinical trials and will, and do, rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with specified clinical protocols. These CROs, investigators, and other third parties will and do play a significant role in the conduct of our trials and the subsequent collection and analysis of data from the clinical trials.

There is no guarantee that any CROs, investigators and other third parties upon which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. If any of the clinical trial sites terminates for any reason, we may lose follow-up information on patients enrolled in our ongoing clinical trials unless the care of those patients is transferred to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisers or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site, or the FDA’s willingness to accept such data, may be jeopardized.

We rely on clinical and pre-clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

As part of the strategy we implement to mitigate development risk, we seek to develop product candidates with well-studied mechanisms of action, and we intend to utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical and pre-clinical data and other results produced or obtained by third parties, which may ultimately prove to be inaccurate or unreliable. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates, we could make inaccurate assumptions and conclusions about our product candidates, and our research and development efforts could be compromised or called into question during the review of any marketing applications that we submit.

If our competitors develop treatments for any of the target indications for which our product candidates are being developed and those competitor products are approved more quickly, marketed more successfully or demonstrated to be more effective, the commercial opportunity with respect to that product candidate will be reduced or eliminated.

We operate in highly competitive segments of the biopharmaceutical market and face competition from many different sources, including commercial pharmaceutical enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than we do. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in clinical and pre-clinical research, some in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We will also face competition from these third parties in establishing clinical trial sites, in patient registration for clinical trials, and in identifying and in-licensing new product candidates.

We may incur substantial product liability or indemnification claims relating to the clinical testing of product candidates.

We face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials, and claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While we have and/or intend to maintain product liability insurance relating to clinical trials, that coverage may not be sufficient to cover potential claims, and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements under which we indemnify third parties for certain claims relating to product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

We may use biological materials and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

We, and/or third parties on our behalf, may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations may also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our respective resources, and clinical trials or regulatory approvals could be suspended.

Although we maintain workers’ compensation insurance to cover costs and expenses incurred due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted in connection with the storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our success depends upon our abilities to obtain and maintain intellectual property rights and take advantage of certain regulatory market exclusivity periods.

Our success depends, in large part, on our ability to obtain patent protection for product candidates and their formulations and uses. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in obtaining patents or what the scope of an issued patent may ultimately be. These risks and uncertainties include, but are not necessarily limited to, the following:

•	patent applications may not result in any patents being issued, or the scope of issued patents may not extend to competitive product candidates and their formulations and uses developed or produced by others;
•	our competitors, many of which have substantially greater resources than us or our partners, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that may limit or interfere with our abilities to make, use, and sell potential product candidates, file new patent applications, or may affect any pending patent applications that we may have;
•	there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
•	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

In addition, patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our US patent positions. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technologies or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Third parties are often responsible for maintaining patent protection for our product candidates, at our and their expense. If that party fails to appropriately prosecute and maintain patent protection for a product candidate, our abilities to develop and commercialize products may be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. Such a failure to properly protect intellectual property rights relating to any of our product candidates could have a material adverse effect on our financial condition and results of operations.

In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law, and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The USPTO implemented the America Invents Act on March 16, 2013.

We and our licensors also rely on trade secrets and proprietary know-how to protect product candidates. Although we have taken steps to protect our and their trade secrets and unpatented know-how, including entering into confidentiality and non-use agreements with third parties, and proprietary information and invention assignment agreements with employees, consultants and advisers, third parties may still come upon this same or similar information independently. Despite these efforts, any of these parties may also breach the agreements and may unintentionally or willfully disclose our or our licensors’ proprietary information, including our trade secrets, and we may not be able to identify such breaches or obtain adequate remedies. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our or our licensor’ trade secrets were to be lawfully obtained or independently developed by a competitor, we and our licensors would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our or our licensors’ trade secrets were to be disclosed to or independently developed by a competitor, our competitive positions would be harmed.

We also may rely on the regulatory period of market exclusivity for any of our biologic product candidates that are successfully developed and approved for commercialization. Although this period in the United States is generally 12 years from the date of marketing approval (depending on the nature of the specific product), there is a risk that the U.S. Congress could amend laws to significantly shorten this exclusivity period, as initially proposed by President Obama. Once any regulatory period of exclusivity expires, depending on the status of our patent coverage and the nature of the product, we may not be able to prevent others from marketing products that are biosimilar to or interchangeable with our products, which would materially adversely affect our business.

If we or our licensors are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our success also depends on our ability, and the abilities of any of our respective current or future collaborators, to develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our or our licensors’ intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we or our licensors are not aware. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we/such licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we and our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a US patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the PTO to determine priority of invention in the US. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our or any of our licensors’ patent rights are highly uncertain.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to, among other things:

•	obtain additional licenses, which may not be available on commercially reasonable terms, if at all;
•	abandon an infringing product candidate or redesign products or processes to avoid infringement;
•	pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;
•	pay substantial royalties, fees and/or grant cross-licenses to product candidates; and/or
•	defend litigation or administrative proceedings which may be costly regardless of outcome, and which could result in a substantial diversion of financial and management resources.

We may be involved in lawsuits to protect or enforce patents or the patents of licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our or our licensors’ patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our or our licensors’ patents or that we infringe their patents; or provoke those parties to petition the PTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensor’s is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, found to be unenforceable, or interpreted narrowly and could likewise put pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their other clients or former employers.

As is common in the biopharmaceutical industry, we engage the services of consultants to assist in the development of product candidates. Many of these consultants were previously employed at, or may have previously been or are currently providing consulting services to, other pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims related to whether these consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending these claims, litigation could result in substantial costs and be a distraction to management.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products, when and if any of them is approved.

Any product for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping, and requirements regarding company presentations and interactions with healthcare professionals. Even if we obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We also may be subject to state laws and registration requirements covering the distribution of drug products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

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

If we or our suppliers, third-party contractors, clinical investigators or collaborators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we or our collaborators may lose marketing approval for products when and if any of them are approved, resulting in decreased revenue from milestones, product sales or royalties.

We rely on information technology, and any internet or internal computer system failures, inadequacies, interruptions or compromises of our systems or the security of confidential information could damage our reputation and harm our business.

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. We could experience system failures and degradations in the future. We also rely on space and office-sharing arrangements that impose additional burdens on our ability to maintain the security of confidential information. We cannot assure you that we will be able to prevent an extended and/or material system failure or the unintentional disclosure of confidential information if any of the following or similar events occurs:

•	human error;
•	subsystem, component, or software failure;
•	a power or telecommunications failure;
•	hacker attacks, cyber-attacks, software viruses, security breaches, unauthorized access or intentional acts of vandalism; or
•	terrorist acts or war.

If any of the foregoing events were to occur, our business operations could be disrupted in ways that would require the incurrence of substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data and applications, or inappropriate/unauthorized disclosure of confidential or proprietary information (including trade secrets), we could incur liability and our business and financial condition could be harmed.

The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits or we could lose key data which could cause us to curtail or cease operations.

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our business could be seriously impaired. We have property, liability and business interruption insurance which may not be adequate to cover losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the U.S. President has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a civilian hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze was to remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget (“OMB”) in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion or at all. This hiring freeze was lifted later in 2017. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business or the business of our partners.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business or the business of our partners. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the timing of our or our partners’ development process may be delayed which would result in delayed milestone revenues and materially harm our operations of business.

Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We are an early-stage company with a history of operating losses that is expected to continue, and we are unable to predict the extent of future losses, whether we will generate significant or any revenues or whether we will achieve or sustain profitability. We have also historically financed our growth and operations in part through the assumption of debt; should an event of default occur under any applicable loan documents, our business would be materially adversely affected.

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from continuing operations of approximately $130.8 million and $97.5 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, we had an accumulated deficit of approximately $396.3 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new partners and affiliates in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At December 31, 2018, the total amount of debt outstanding was $79.5 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. Such restrictive covenants may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

To service our debt securities, which includes series of preferred stock, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt obligations would have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock and/or debt securities to decline.

Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Alternatively, as we have done in the past, we may also elect to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock and/or debt securities to decline.

Repayment of our indebtedness is dependent in part on the generation of cash flow by Journey and its ability to make such cash available to us, by dividend, debt repayment or otherwise. Journey may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries, including Journey, is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.

Our ability to continue to reduce our indebtedness will depend upon factors including our future operating performance, our ability to access the capital markets to refinance existing debt and prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We can provide no assurance of the amount by which we will reduce our debt, if at all. In addition, servicing our debt will result in a reduction in the amount of our cash flow available for other purposes, including operating costs and capital expenditures that could improve our competitive position and results of operations.

We have in the past acted, do currently act, and are likely to continue in the future to act as guarantor and/or indemnitor of the obligations, actions or inactions of certain of our subsidiaries and affiliated companies; depending on the terms of such arrangements, we may be contractually obligated to pay substantial amounts to third parties based on the actions or inactions of our subsidiaries and/or affiliates.

We have in the past acted, do currently act, and are likely to continue in the future to act as guarantor of the debt obligations of several of our subsidiaries and/or affiliates, including Aevitas, Cellvation, Cyprium and Tamid. Depending on the terms of such guaranty arrangements, we may be contractually obligated to pay substantial amounts to third parties lenders based on the actions or inactions of such subsidiaries and/or affiliates, which would result in a reduction of the amount of our cash available for other purposes and may have a material adverse effect on the price of our Securities.

We also have in the past acted, do currently act, and are likely to continue in the future to act as indemnitor of potential losses that may be experienced by one or more of our affiliated companies and/or their partners or investors. In particular, under that certain Indemnification Agreement, dated as of November 12, 2018 (the “Indemnification Agreement”), we indemnify InvaGen Pharmaceuticals Inc. (“InvaGen”) and its affiliates for any losses they may sustain in connection with inaccuracies that may appear in the representations and warranties that our partner company Avenue made to InvaGen in that certain Stock Purchase and Merger Agreement, dated as of November 12, 2018 (the “Avenue SPMA”). The maximum amount of indemnification we may have to provide under the Indemnification Agreement is $35 million, and such obligation terminates upon the consummation of the Merger Transaction (as defined in the Avenue SPMA). In the event of payment by us of any such indemnification amount, we would be able to recoup such amounts (other than our pro rata share of the indemnification as a shareholder in Avenue) from the Merger Transaction proceeds, but if the Merger Transaction never occurs, we would have no means of recouping such previously-paid indemnification amounts. If we become obligated to pay all or a portion of such indemnification amounts (regardless of whether or not we are partially reimbursed out of the proceeds of the Merger Transaction), our business and the market value of our common stock and/or debt securities may be materially adversely impacted.

We have in the past and are likely in the future to undergo collaborations and/or divestitures with respect to certain of our assets and subsidiaries, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth.

We have in the past completed a number of partnerships and/or contingent sales of our assets and subsidiaries, including an equity investment and contingent sale between Avenue and InvaGen and an equity investment and option transaction between Caelum and Alexion Pharmaceuticals, Inc. Each of these transactions has been time-consuming and has diverted management’s attention. As a result of these contingent sales (and other similar transactions we may in the future complete), we may experience a reduction in the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. For example, in connection with execution of the Avenue SPMA, we signed a Restrictive Covenant Agreement, which prohibits us from, directly or indirectly, engaging in the business of hospital administered pain management anywhere in the world other than Canada, Central America or South America for a period of five years after the earlier of the termination of the Avenue SPMA or consummation of the Merger Transaction (as defined in the SPMA).

In addition, in connection with any such transaction that involves a (contingent or non-contingent) sale of one of our assets or subsidiaries, we may surrender our ability to realize long-term value from such asset or subsidiary, in the form of foregone royalties, milestone payments, sublicensing revenue or otherwise, in exchange for upfront and/or other payments. In the event, for instance, that a product candidate underpinning any such asset or subsidiary is granted FDA approval for commercialization following the execution of documentation governing the sale by us of such asset or subsidiary, the transferee of such asset or subsidiary may realize tremendous value from commercializing such product, which we would have realized for ourselves had we not executed such sale transaction and been able to achieve applicable approvals independently.

Should we seek to enter into collaborations or divestitures with respect to other assets or subsidiaries, we may be unable to consummate such arrangements on satisfactory or commercially reasonable terms within our anticipated timelines. In addition, our ability to identify, enter into and/or consummate collaborations and/or divestitures may be limited by competition we face from other companies in pursuing similar transactions in the biotechnology and pharmaceutical industries. Any collaboration or divestiture we pursue, whether we are able to complete it or not, may be complex, time consuming and expensive, may divert the management’s attention, have a negative impact on our customer relationships, cause us to incur costs associated with maintaining the business of the targeted collaboration or divestiture during the transaction process and also to incur costs of closing and disposing the affected business or transferring the operations of the business to other facilities. In addition, if such transactions are not completed for any reason, the market price of our common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common stock.

As a result of these factors, any collaboration or divestiture (whether or not completed) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business or the business of our partners.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business or the business of our partners. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the timing of our or our partners’ development process may be delayed which would result in delayed milestone revenues and materially harm our operations of business.

The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits or we could lose key data which could cause us to curtail or cease operations.

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our business could be seriously impaired. We have property, liability and business interruption insurance which may not be adequate to cover losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.

We may need substantial additional funding and may be unable to raise capital when needed, which may force us to delay, curtail or eliminate one or more of our R&D programs, commercialization efforts or planned acquisitions and potentially change our growth strategy.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2018 and 2017 we incurred R&D expenses of approximately $83.3 million and $48.3 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner or on different terms than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financings may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain financial commitments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. In addition, if we raise additional funds through licensing or sublicensing arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our Securities.

Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and related rules, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. If material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future could cause us to fail to meet our future reporting obligations and cause the price of our Securities to decline.

Future revenue based on sales of our dermatology products, especially Targadox and Exelderm®, may be lower than expected or lower than in previous periods.

The vast majority of our operating income for the foreseeable future is expected to come from the sale of dermatology products through our partner company Journey Medical Corporation. Any setback that may occur with respect to such products, in particular Targadox and Exelderm®, could significantly impair our operating results and/or reduce our revenue and the market prices of our Securities. Setbacks for such products could include, but are not necessarily limited to problems with shipping, distribution, demand, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products, physician or patient acceptance of the products, as well as higher than expected total rebates, returns or rebates. These products also are or may become subject to third party generic competition.

Risks Associated with our Capital Stock

Some of our executives, directors and principal stockholders can control our direction and policies, and their interests may be adverse to the interests of our other stockholders.

At December 31, 2018, Lindsay A. Rosenwald, M.D. our Chairman, President and Chief Executive Officer, beneficially owned 13.1% of our issued and outstanding capital stock, including 98,164 Series A Preferred Shares. At December 31, 2018, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 15.2% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

The market price of our Securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

The stock prices of our Securities may experience substantial volatility as a result of a number of factors, including, but not necessarily limited to:

•	announcements we make regarding our current product candidates, acquisition of potential new product candidates and companies and/or in-licensing through multiple partners/affiliates;
•	sales or potential sales of substantial amounts of our Common Stock;

•	issuance of debt or other Securities;
•	our delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of any of these trials;
•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;
•	developments concerning our licensors and/or product manufacturers;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries;
•	governmental regulation and legislation;
•	unstable regional political and economic conditions, such as those caused by the U.S. presidential administration change;
•	variations in our anticipated or actual operating results; and
•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. The stock markets in general, and the market for pharmaceutical and biotechnological companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market prices of our Securities, regardless of our actual operating performance.

Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the price of our Common Stock.

Almost all of the 57.8 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of December 31, 2018 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, from time to time we may issue and sell shares of our Common Stock having an aggregate offering price of up to $16.5 million as of December 31, 2018. Any sale of a substantial number of shares of our Common Stock could cause a drop in the trading price of our Common Stock on the Nasdaq Stock Market.

We have never paid and currently do not intend to pay cash dividends in the near future, except for the dividend we pay on our Preferred A shares. As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our or their common stock, or made stock dividends, except for the dividend we pay on our Preferred A shares, and we currently intend to retain future earnings, if any, to fund the development and growth of our businesses, and retain our stock positions. In addition, the terms of existing and future debt agreements may preclude us from paying cash of stock dividends. Equally, each of our affiliates and partners is governed by its own board of directors with individual governance and decision-making regimes and mandates to oversee such entities in accordance with their respective fiduciary duties. As a result, we alone cannot determine the acts that could maximize value to you of such affiliates/partners in which we maintain ownership positions, such as declaring cash or stock dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

Provisions in our certificate of incorporation, our bylaws and Delaware law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the trading price of our Common Stock or other Securities.

Provisions of our certificate of incorporation, our bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	the inability of stockholders to call special meetings; and

•	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.

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

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Common Stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you would receive a premium for your ownership of our Securities through an acquisition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

Journey

In June 2017, Journey extended its lease for 2,295 square feet of office space in Scottsdale, AZ by one year, at an average annual rent of approximately $55,000. Journey originally took occupancy of this space in November 2014. In August 2018, Journey amended their lease and entered into a new-two year extension for 3,681 square feet of office space in the same location in Scottsdale, AZ at an annual rate of approximately $94,000. The term of this amended lease commenced on December 1, 2018 and will expire on November 30, 2020.

Mustang

On October 27, 2017, Mustang entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation (“Landlord”). Pursuant to the terms of the lease agreement, Mustang agreed to lease 27,043 square feet from the Landlord, located at 377 Plantation Street in Worcester, MA (the “Facility”), through November 2026, subject to additional extensions at Mustang’s option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis. Mustang plans to make improvements to the facility of approximately $3.5 million.

The Facility initiated cell processing operations for both personalized CAR T and gene therapies in late 2018.

Item 1.	Legal Proceedings

Fortress Biotech, Inc.

Dr. Falk Pharma, GmbH v. Fortress Biotech, Inc. (Frankfurt am Main Regional Court, Ref. No. 3-06 0 28/16). Dr. Falk Pharma, GmbH (“Dr. Falk Pharma”) and Fortress were among the parties to that certain Collaboration Agreement dated March 20, 2012, whereby they agreed to collaborate to develop a product for treatment of Crohn’s disease. A dispute arose between Dr. Falk Pharma and Fortress with respect to their relative rights and obligations under the Collaboration Agreement; specifically, Dr. Falk Pharma contended that it had fulfilled its contractual obligations to Fortress and is entitled to the final milestone payment due under the Collaboration Agreement - EUR 2.5 million. Fortress contended that no such payment is due because a condition of the EUR 2.5 million payment was the delivery of a Clinical Study Report that addressed the primary and secondary objectives of a Phase II trial, and Fortress contended that Dr. Falk Pharma failed to deliver such a Clinical Study Report. Dr. Falk Pharma filed a lawsuit against Fortress in the above-referenced Court in Frankfurt, Germany to recover the EUR 2.5 million plus interest and attorneys’ fees, and Fortress filed an answer to the complaint, denying that it had any liability to Dr. Falk Pharma. On July 27, 2017, Fortress received a judgment from the court in Frankfurt awarding the full amount (EUR 2.5 million) plus interest to Dr. Falk Pharma. Fortress appealed the decision to the Higher Regional Court of Frankfurt on August 28, 2017, and the initial response of Dr. Falk Pharma to the appeal was filed on February 16, 2018. At an appellate hearing in the Higher Regional Court on June 12, 2018, the court issued an oral ruling upholding the lower court’s judgment and indicating that an impending written, enforceable judgment would do the same. On July 12, 2018, the Higher Regional Court approved and recorded terms of settlement between Fortress and Dr. Falk Pharma pursuant to which Fortress paid $3.3 million to Dr. Falk Pharma during the calendar year of 2018, and approximately $39,500 to the court in mandated administrative fees. An additional $300,000 is due during calendar year 2019.

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

	2018		2017
	High	Low	High	Low
First quarter	$5.35	$3.42	$3.91	$2.25
Second quarter	$5.10	$2.92	$4.98	$3.15
Third quarter	$3.13	$1.44	$4.89	$3.83
Fourth quarter	$1.53	$0.57	$4.84	$3.26

Holders of Record

As of March 14, 2019, there were approximately 557 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Forward-Looking Statements” at the beginning of this Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-K. We undertake no obligation to update any forward-looking statements in the discussion of our financial condition and results of operations to reflect events or circumstances after the date of this report or to reflect actual outcomes

We are a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at our majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. We have executed such arrangements in collaboration with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, St. Jude Children’s Research Hospital and University College London.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, we leverage our business, scientific, regulatory, legal and finance expertise to help our partners achieve their goals. Our partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings.

2018 Activity

Marketed Dermatology Products

In 2018, through our partner company Journey, our seven marketed products generated net revenue of $23.4 million and $3.8 million in net income.

In the fourth quarter of 2018, Journey launched Exelderm®, a cream and solution for fungal infections. Also, in 2018, Journey signed a co-promotion agreement with Crown Laboratories to promote Triderm®, a topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses; Ala-quin®, a cream for mixed infections; and Ala-scalp®, a hydrocortisone lotion for corticosteroid-responsive dermatoses. We anticipate launching at least one or two new prescription drugs in 2019. Our partner company Journey markets our dermatology products.

IV Tramadol

In May 2018, our partner company Avenue announced that the first pivotal Phase 3 trial of IV tramadol achieved the primary endpoint of a statistically significant improvement in Sum of Pain Intensity Difference over 48 hours compared to placebo in patients with moderate to moderately severe postoperative pain following bunionectomy surgery. In addition, the trial met its key secondary endpoints and demonstrated a clear dose response.

In November 2018, Avenue announced definitive agreements regarding an equity subscription and contingent acquisition by InvaGen, a subsidiary of Cipla Limited, a leading pharmaceutical company. The first stage of the transaction closed in February 2019, and InvaGen acquired 5,833,333 shares of Avenue Therapeutics’ common stock at $6.00 per share for total gross consideration of $35.0 million, representing a 33.3% stake in Avenue’s capital stock on a fully diluted basis.

In December 2018, Avenue announced that the first patient has been dosed in a pivotal Phase 3 clinical trial of IV tramadol for the management of moderate to moderately severe pain in patients following abdominoplasty surgery. Topline data is expected to be available in mid-2019.

CAEL-101

In January 2019, Caelum signed a collaboration agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) to advance the development of CAEL-101. Under the terms of the agreement, Alexion acquired a minority equity interest in Caelum and an exclusive option to acquire the remaining equity in the company based on Phase 2 data for pre-negotiated economics. Alexion will make payments to Caelum totaling $60 million, including the purchase price for the equity and milestone-dependent development funding payments. The collaboration also provides for potential additional payments of up to $500 million, including the upfront, regulatory and commercial milestone payments, in the event Alexion exercises the acquisition option.

In March 2018, a new analysis of data from the Phase 1b trial of CAEL-101 (mAb 11-1F4), a light chain fibril-reactive monoclonal antibody (“mAb”) 11-1F4, for the treatment of relapsed or refractory amyloid light chain (“AL”) amyloidosis was presented at the 16th International Symposium on Amyloidosis. The data demonstrated a correlation between a sustained decrease in N-terminal pro-brain natriuretic peptide (NT-proBNP) levels and an improvement in global longitudinal strain (“GLS”) following CAEL-101 treatment in patients with cardiac AL amyloidosis.

In June 2018, Caelum announced a complete analysis of cardiac data from a Phase 1b trial of CAEL-101 (mAb 11-1F4) for the treatment of relapsed or refractory AL amyloidosis demonstrating CAEL-101’s potential to improve myocardial function as assessed by GLS and generate a sustained decrease in N-terminal pro-brain natriuretic peptide levels in AL amyloidosis patients experiencing cardiac involvement. Columbia University presented the data at the American Society of Echocardiography’s 29th Annual Scientific Sessions.

In December 2018, Caelum announced additional GLS data from the Phase 1b study of CAEL-101 in patients with cardiac AL amyloidosis, which further confirmed CAEL-101’s efficiency improving GLS and NT-proBNP. Caelum also announced imaging data from a preclinical study that demonstrate the potential of using radiolabeled CAEL-101 for real-time imaging of human amyloidosis in vivo. The data were presented during two oral sessions at the 60th American Society of Hematology (“ASH”) Annual Meeting.

Triplex

The multicenter Phase 2 study of Triplex for cytomegalovirus (“CMV”) control in allogeneic stem cell transplant recipients has concluded, and its primary endpoint was met. The full dataset has been accepted for oral presentation at the 45th Annual Meeting of the European Society for Blood and Marrow Transplantation (“EBMT”) being held in Frankfurt, Germany March 24-27, 2019. Our partner company Helocyte is developing this program in collaboration with COH.

MB-107 (XSCID Gene Therapy)

In August 2018, our partner company Mustang announced that it entered into an exclusive worldwide license agreement with St. Jude Children’s Research Hospital (“St. Jude”) for the development of a potentially first-in-class ex vivo lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (XSCID), also known as bubble boy disease. The therapy is currently being evaluated in a Phase 1/2 multicenter trial in infants under the age of two. This study is the world’s first lentiviral gene therapy trial for infants with XSCID. The therapy is also being investigated in patients over the age of two in a second Phase 1/2 trial at the National Institutes of Health (“NIH”). Mustang believes these may be registration trials. Mustang is currently developing XSCID in collaboration with St Jude.

CK-301 (anti-PD-L1 antibody)

In March 2018, our partner company Checkpoint completed the dose escalation portion of the ongoing Phase 1 trial of CK-301, a fully human anti-PD-L1 antibody, in selected recurrent or metastatic cancers, and initiated the first dose expansion cohort, which is evaluating an 800 mg dose of CK-301 administered every two weeks.

In January 2019, Checkpoint announced that the ongoing multi-center clinical trial of anti-PD-L1 antibody CK-301 was expanded to enroll patients in three endometrial and colorectal cohorts intended to support requests for accelerated approval and Biologics License Application (“BLA”) submissions to the FDA. The ongoing trial is also enrolling cohorts of patients with NSCLC and cutaneous squamous cell carcinoma.

CK-101 (third-generation EGFR inhibitor)

In September 2018, Checkpoint announced interim safety and efficacy data from our Phase 1/2 clinical trial of CK-101, a third-generation EGFR tyrosine kinase inhibitor (“TKI”) being evaluated in advanced NSCLC. The data were presented in an oral presentation at the International Association for the Study of Lung Cancer (“IASLC”) 19th World Conference on Lung Cancer in Toronto. CK-101 was well tolerated across multiple dose groups and safe. Durable anti-tumor activity was observed, particularly in treatment-naïve EGFR mutation-positive NSCLC patients.

CUTX-101 and AAV-based gene therapy

In July 2018, our partner company Cyprium announced that the FDA granted Fast Track Designation to CUTX-101 (“Copper Histidinate”), a product candidate for patients diagnosed with classic Menkes disease who have not demonstrated significant clinical progression. CUTX-101 is currently in a Phase 3 clinical trial.

In September 2018, Cyprium announced the publication of preclinical data on adeno-associated virus (AAV)-based gene therapy combined with subcutaneous CUTX-101 for Menkes disease in Molecular Therapy: Methods & Clinical Development.

In January 2019, Cyprium received notification from the U.S. FDA that the sponsorship of the Investigational New Drug (“IND”) application for CUTX-101 was transferred to Cyprium.

MB-102 (CD123 CAR T)

In July 2018, our partner company Mustang Bio, Inc. completed a pre-Investigational New Drug (“pre-IND”) meeting with the U.S. Food and Drug Administration (“FDA”) for MB-102 (“CD123 CAR T”). Based on the meeting, Mustang expects to initiate a Phase 1/2 trial of MB-102 in acute myeloid leukemia (“AML”), blastic plasmacytoid dendritic cell neoplasm (“BPDCN”) and high-risk myelodysplastic syndrome in the first half of 2019.

In November 2018, Mustang announced that additional safety and efficacy Phase 1 data evaluating MB-102 (CD123 CAR) in relapsed or refractory AML and BPDCN were presented in an oral session at the American Association for Cancer Research (“AACR”) Special Conference on Tumor Immunology and Immunotherapy.

In December 2018, the FDA granted Orphan Drug Designation to MB-102 (CD123 CAR T) for the treatment of BPDCN, a rare and incurable blood cancer with a median survival of less than 18 months and no standard of care.

MB-101 (IL13Rα2-specific CAR T)

In May 2018, Mustang announced the publication of preclinical data in JCI Insight demonstrating that glioblastoma-targeted CD4+ CAR T cells mediate superior antitumor activity over CD8+ CAR T cells. The data, published by research partner City of Hope, will be applied in the ongoing Phase 1 trial of IL13Rα2-specific CAR T MB-101 in glioblastoma.

Oncolytic Virus (C134)

In February 2019, Mustang announced that they partnered and entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital to develop an oncolytic virus (C134) for the treatment of glioblastoma multiforme (“GBM”). Mustang intends to combine the oncolytic virus with MB-101 (IL13Rα2-specific CAR) to potentially enhance efficacy in treating GBM.

MB-103 (HER2-specific CAR T)

In October 2018, Mustang announced that a first-of-its-kind Phase 1 clinical trial evaluating the safety and effectiveness of intraventricular delivery of CAR T cells to the brains of patients with HER2-positive breast cancer with brain metastases was initiated at City of Hope. City of Hope dosed the first patient in December 2018. In addition, Mustang announced that City of Hope dosed the first patient in a Phase 1 clinical trial of HER2-specific CAR T cells in treating recurrent or refractory grade III-IV glioma. The trial is evaluating the side effects and best dose of HER2-specific CAR T cells in treating patients with grade III-IV glioma that has come back or does not respond to treatment.

CK-103 (BET Inhibitor)

In April 2018, preclinical data was presented on Checkpoint’s BET inhibitor, CK-103, at the AACR Annual Meeting. CK-103 demonstrated combinatorial effects in an in vivo model with anti-PD-1 antibodies, which may support the development of CK-103 as an anti-cancer agent alone and in combination with CK-301.

CNDO-109

In June 2018, data from a Phase 1 trial evaluating CNDO-109-activated allogeneic natural killer (“NK”) cells in AML patients were published in the journal Biology of Blood and Marrow Transplantation. The data demonstrated that CNDO-109-activated NK cells are safe, well tolerated and may be capable of extending complete remissions in high-risk AML patients.

AAV Gene Therapy

In January 2018, our partner company Aevitas entered into a sponsored research agreement with the laboratory of Guangping Gao, Ph.D., at the University of Massachusetts Medical School to evaluate construct optimization for our AAV gene therapy treatment for complement-mediated diseases, including dry age-related macular degeneration, paroxysmal nocturnal hemoglobinuria and atypical hemolytic uremic syndrome.

In August 2018, Aevitas announced that it entered into a sponsored research agreement with the laboratory of Wenchao Song, Ph.D., at the University of Pennsylvania to evaluate our AAV gene therapy technology in the university’s proprietary animal models of complement-mediated diseases.

2018 Venture Notes

In the quarter ended March 2018, we closed a private placement of promissory notes for an aggregate of $21.7 million (the “2018 Venture Notes”) through National Securities Corporation (“NSC”), a wholly-owned subsidiary of National, and, at the time a related party by virtue of our ownership of National. We intend to use the proceeds from the 2018 Venture Notes to acquire and license medical technologies and products through existing or recently formed partner companies.

NSC acted as the sole placement agent for the 2018 Venture Notes. We paid NSC a fee of $1.7 million during the year ended December 31, 2018 in connection with its placement of the 2018 Venture Notes.

Sale of National

In November 2018, we entered into an agreement to sell our 56.1% majority stake in National Holdings Corporation, to NHC Holdings, LLC, a wholly-owned subsidiary of B. Riley Financial, Inc. Under the terms of the agreement, we sold approximately 3.0 million of our shares in National, in an initial closing on November 16, 2018 at $3.25 per share for proceeds of $9.8 million. We sold our remaining 4.0 million shares at the same per-share price in February 2019 for proceeds of $13.1 million. The aggregate purchase price totaled approximately $22.9 million for our 56.1% stake and following the second closing we no longer owned shares in National.

Critical Accounting Policies and Use of Estimates

See Note 2 to the Consolidated Financial Statements.

Results of Operations

General

For the year ended December 31, 2018 we generated $26.9 million of net revenue; $23.4 million of revenue relates primarily to the sale of Journey branded and generic products and $3.5 million of revenue is in connection with Checkpoint’s collaborative agreements with TGTX, a related party. At December 31, 2018, we had an accumulated deficit of $396.3 million primarily as a result of research and development expenses, purchases of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

We had $6.1 million of costs of goods sold in connection with the sale of JMC branded and generic products for the year ended December 31, 2018.

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

Also included in research and development is the total purchase price for licenses acquired during the period.

For the year ended December 31, 2018 and 2017, research and development expenses were approximately $83.3 million and $48.3 million, respectively. Additionally, during the year ended December 31, 2018 and 2017, we expensed approximately $4.1 million and $4.2 million, respectively, in costs related to the acquisition of licenses.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, excluding noncash stock-based compensation expenses, for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		% of total
($ in thousands)	2018	2017	2018	2017
Research & Development
Fortress	$5,472	$6,403	7%	14%
Partner companies:
Avenue	16,710	6,246	21%	14%
Checkpoint	30,562	14,954	39%	34%
Mustang	17,425	7,002	22%	16%
Other[1]	7,852	9,685	11%	22%
Total Research & Development	$78,021	$44,290	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum, Cellvation, Cyprium, Helocyte and Tamid

Noncash, stock-based compensation expense included in research and development for the year ended December 31, 2018 and 2017, was $5.3 million and $4.0 million, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of personnel related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the years ended December 31, 2018 and 2017, general and administrative expenses were $53.4 million and $50.9 million, respectively. Stock based compensation expense included in general and administrative expenses in 2018 and 2017 was $9.7 million and $9.4 million, respectively.

The table below provides a summary by entity of general and administrative expenses excluding non-cash stock compensation expenses for the years ended December 31, 2018 and 2017, respectively:

	Year Ended December 31,		% of Total
($ in thousands)	2018	2017	2018	2017
General & Administrative
Fortress	$15,370	$14,034	35%	34%
Partner companies:
Avenue	3,137	2,018	7%	5%
Checkpoint	3,626	3,232	8%	8%
JMC[1]	13,417	11,550	31%	28%
Mustang	4,978	8,603	11%	21%
Other[2]	3,143	2,089	8%	4%
Total General &Administrative	$43,671	$41,526	100%	100%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

Comparison of Years Ended December 31, 2018 and 2017

	For the Years Ended December 31,		Change
($ in thousands, except per share amounts)	2018	2017	$	%
Revenue
Product revenue, net	$23,376	$15,520	$7,856	51%
Revenue - from a related party	3,506	1,725	1,781	103%
Net revenue	26,882	17,245	9,637	56%

Operating expenses
Cost of goods sold - product revenue	6,125	3,658	2,467	67%
Research and development	83,333	48,322	35,011	72%
Research and development - licenses acquired	4,050	4,164	(114)	-3%
General and administrative	53,371	50,897	2,474	5%
Total operating expenses	146,879	107,041	39,838	37%
Loss from operations	(119,997)	(89,796)	(30,201)	34%

Other income (expenses)
Interest income	1,104	819	285	35%
Interest expense and financing fee	(10,340)	(7,687)	(2,653)	35%
Change in fair value of derivative liabilities	(682)	(368)	(314)	85%
Change in fair value of Partner convertible note	437	(457)	894	-196%
Change in fair value of investments	(1,390)	226	(1,616)	-715%
Other income (loss)	68	(250)	318	-127%
Total other expenses	(10,803)	(7,717)	(3,086)	40%
Loss from continuing operations	(130,800)	(97,513)	(33,287)	34%

Discontinued operations:
Gain from disposal of National	2,333	-	2,333	100%
Loss from discontinued operations, net of tax	(13,469)	(2,323)	(11,146)	480%
Total loss from discontinued operations	(11,136)	(2,323)	(8,813)	379%
Net loss	(141,936)	(99,836)	(42,100)	42%

Less: net loss attributable to non-controlling interest	(57,789)	(32,960)	(24,829)	75%
Net loss attributable to common stockholders	$(84,147)	$(66,876)	$(17,271)	26%

For the year ended December 31, 2018, $3.5 million of revenue was in connection with Checkpoint’s collaborative agreements with TGTX, and $23.4 million of revenue related primarily to the sale of Journey branded and generic products. The net increase in revenue of $9.6 million or 56% is due to the growth in sales of Journey’s products of $7.9 million and an increase in revenue from a related party of $1.8 million.

Cost of goods sold increased by $2.5 million or 67% due to the growth in Journey’s product sales.

Research and development expenses increased $35.0 million, or 72%, from the year ended December 31, 2017 to the year ended December 31, 2018. The following table shows the change in research and development spending for Fortress and by partner company:

	Year Ended December 31,		Change
($ in thousands)	2018	2017	$	%
Research & Development
Stock-based compensation
Fortress	$1,068	$1,258	$(190)	-15%
Partner company:
Avenue	596	203	393	194%
Checkpoint	95	1,181	(1,086)	-92%
Mustang	3,429	691	2,738	396%
Other[1]	124	699	(575)	-82%
Sub-total stock-based compensation	5,312	4,032	1,280	32%
Other research & development
Fortress	5,472	6,403	(931)	-42%
Partner company:
Avenue	16,710	6,246	10,464	168%
Checkpoint	30,562	14,954	15,608	104%
Mustang	17,425	7,002	10,423	149%
Other[1]	7,852	9,685	(1,833)	-19%
Total Research & Development	$83,333	$48,322	$35,011	72%

Note 1: Includes the following partner company: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

The increase in stock-based compensation for Avenue and Mustang is attributable to new grants made to new hires, while the decrease in Fortress, Checkpoint, and the “Other” category is due to overall vesting of grants as well as the decrease in value attributed to marking to market grants held by non-employees.

The decrease in Fortress research and development spending is due to the lower research and development headcount subsequent to the transfer of Fortress research and development employees to TGTX, a related party, in the quarter ended September 30, 2018. Checkpoint’s increase in research and development spending is attributable to the increased manufacturing costs and clinical trial expense for CK-101 and CK-301. Mustang’s increase in research and development spending is attributable to the fitting out of the cell processing facility, as well as increased headcount. The decrease in “Other” is attributable to costs incurred by Caelum for the start-up of product development activities, and Helocyte for the start-up of sponsored research activities not replicated in 2018.

General and administrative expenses increased $2.5 million, or 5%, from the year ended December 31, 2017 to the year ended December 31, 2018. The following table shows the change in general and administrative spending for Fortress and by partner company:

	Year Ended December 31,		Change
($ in thousands)	2018	2017	$	%
General & Administrative
Stock-based compensation
Fortress	$4,966	$5,431	$(465)	-9%
Partner company:
Avenue	940	400	540	135%
Checkpoint	1,900	1,937	(37)	-2%
Mustang	1,531	1,322	209	16%
Other[2]	363	281	82	29%
Sub-total stock-based compensation	9,700	9,371	329	4%
Other general and administrative
Fortress	15,370	14,034	1,336	10%
Partner company:
Avenue	3,137	2,018	1,119	55%
Checkpoint	3,626	3,232	394	12%
JMC[1]	13,417	11,550	1,867	16%
Mustang	4,978	8,603	(3,625)	-42%
Other[2]	3,143	2,089	1,054	50%
Total General &Administrative	$53,371	$50,897	$2,474	5%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum, Cellvation, Cyprium, Escala, Helocyte and Tamid

For the year ended December 31, 2018, the increase in general and administrative expenses of $2.5 million or 5% is primarily attributable to Fortress and Avenue’s increase in public company costs, investor relations and a legal settlement accrual as well as an increase in JMC’s sales and marketing costs, offset by a decrease in legal costs at Mustang for non-recurring expenses related to the Tang litigation.

Total other expense increased $3.1 million, or 40%, from $7.7 million for the year ended December 31, 2017 to $10.8 million for the year ended December 31, 2018, primarily due to an increase of $2.7 million in interest expense and financing fees, $1.6 million decrease in the fair value of investments, offset by $0.9 million decrease in the fair value of Caelum’s convertible notes as they were written down to face value due to the probability of conversion in the first quarter of 2019, as well as an increase of $0.3 million in interest income.

Non-controlling interests increased $24.8 million, or 75%, from the year ended December 31, 2017 to the year ended December 31, 2018. This increase reflects the partner companies.

Operating Activities

Net cash used in operating activities increased $17.5 million from the year ended December 31, 2017 to the year ended December 31, 2018. The increase was primarily due to the increase of $33.3 million in net loss from continuing operations, offset by an increase in the fair value of investments of $1.6 million, an increase in stock-based compensation expense of $1.6 million and an increase of $9.6 million in changes in operating assets and liabilities, and a change in cash provided by discontinued operations of $2.4 million.

Investing Activities

Net cash provided by investing activities increased $59.0 million from the year ended December 31, 2017 to the year ended December 31, 2018. The increase is primarily due to a $50.9 million increase in the redemption of certificates of deposit, as well as a decrease in the purchase of short-term investments of $3.5 million, a decrease of $2.3 million in funds used to purchase research and development licenses, offset by an increase of $6.5 million in the purchase of property and equipment as the build-out of the cell processing facility in Worcester, Massachusetts by Mustang continues, as well. Net cash provided by discontinued investing activities amounted to $9.8 million for the year ended December 31, 2018.

Financing Activities

Net cash provided by financing activities was $50.6 million for the year ended December 31, 2018, compared to $150.4 million of net cash provided by financing activities for the year ended December 31, 2017. During the year ended December 31, 2018, net proceeds from partner companies’ offerings were $22.7 million, net proceeds from the 2018 Venture Notes were $19.8 million, net proceeds from at-the-market offering was $7.0 million and net proceeds from subsidiaries’ at-the-market offering was $7.7 million. This was offset by $4.4 million used to pay subsidiaries’ Convertible Notes and $2.3 million paid in Preferred A dividends.

Liquidity and Capital Resources

We fund our operations through cash on hand, the sale of debt and third-party financings. At December 31, 2018, we had cash, cash equivalents and restricted cash of $81.6 million of which $36.3 million relates to Fortress, $22.0 million relates to Checkpoint, $17.0 million relates to Mustang, $2.7 million relates to Avenue, $1.2 million relates to Caelum, $1.7 million relates to Journey and $0.7 million relates to the remaining partner companies combined. Restricted cash of $16.1 million is comprised of: $14.9 million collateralizing the IDB Note, $0.6 million of which is securing a letter of credit used as a security deposit for the New York, NY lease that became effective on October 3, 2014, $0.5 million secures the Worcester, Massachusetts lease signed by Mustang that became effective on October 27, 2017, and $0.1 million securing the Waltham, Massachusetts lease signed by Fortress that became effective in October 2015.

In 2018 the Company closed a private placement of promissory notes for an aggregate of $21.7 million (the “2018 Venture Notes”) through NSC, the proceeds of which will be used to acquire and license medical technologies and products through existing or recently formed partner companies, as well as financing its existing partner companies.

Pursuant to the terms of an Amended and Restated At Market Issuance Sales Agreement with MLV & Co. LLC, and FBR Capital Markets & Co., (“ATM”), for the year ended December 31, 2018, the Company issued 2,914,410 shares of common stock at an average price of $2.50 per share for gross proceeds of $7.3 million. No shares were issued under the ATM in 2017. In 2018 Checkpoint sold a total of 1,841,774 shares of common stock in connection with an S-3 declared effective in December 2017; Checkpoint had entered into an At-the-Market Issuance Sales Agreement (the "Checkpoint ATM") with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC, relating to the sale of shares of common stock. The Checkpoint ATM raised aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share. Additionally, in March 2018 Checkpoint completed an underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. In 2018, we also raised $0.2 million from the issuance of our common shares in connection with our ESPP.

In 2017, Avenue completed an IPO of its common stock, issuing 6,325,000 shares inclusive of 825,000 shares subject to an underwriter over-allotment at $6.00 per share, resulting in gross proceeds of approximately $38.0 million. Also in 2017, Mustang raised gross proceeds of $56.0 million, before expenses, in a private placement of shares and warrants for which OPN Capital Markets was the placement agent. Further, in November 2017, we received gross proceeds of $25.0 million related to the issuance of shares of 9.375% Series A Cumulative Redeemable Perpetual Preferred stock in a private placement, and also during 2017, we raised $0.2 million from the issuance of our common shares in connection with our ESPP.

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, sale of partner companies such as National, the exercise of purchase options for Avenue and Caelum, or through other sources of financing.

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

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal controls over financial reporting as of December 31, 2018 has been audited by our independent registered accounting firm, BDO USA, LLP, as stated in their attestation report, which is included on page F-3 herein.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART II

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements.

The following financial statements are filed as part of this report:

(b) Exhibits.

		Incorporated by Reference
		(Unless Otherwise Indicated)
Exhibit
Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-12G	000-54463	3.1	July 15, 2011

3.2	First Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	10-12G	000-54463	3.2	July 15, 2011

3.3	Second Amended and Restated Bylaws of the Registrant.	8-K	-	3.7	October 31, 2013

3.4	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended.	10-K	-	3.8	March 14, 2014

3.5	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended	8-K	-	3.9	April 27, 2015

4.1	Form of Common Stock Certificate.	10-12G	000-54463	4.1	July 15, 2011

4.2	Certificate of Designation of Rights and Preferences 9.375% Series A Perpetual Preferred Stock.	8-K	001-35366	3.1	November 7, 2017

10.1	Coronado Biosciences, Inc. 2007 Stock Incentive Plan. #	10-12G	000-54463	10.8	July 15, 2011

10.2	Form of Stock Option Award Agreement. #	10-12G	000-54463	10.9	July 15, 2011

10.3	Amended and Restated Consulting Agreement, entered into as of January 1, 2019, by and between the Registrant and Eric Rowinsky.*	—	—	—	—

10.4	Form of Indemnification Agreement by and between the Registrant and its officers and directors.	10-12G/A	000-54463	10.25	August 23, 2011

10.5	Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan. #	DEF 14A	—	—	July 13, 2012

10.6	Promissory Note issued by Registrant to Israel Discount Bank of New York, dated February 13, 2014.	8-K	—	10.53	February 18, 2014

10.7	Assignment and Pledge of Money Market Account date February 13, 2014 in favor of Israel Discount Bank of New York.	8-K	—	10.54	February 18, 2014

10.8	Restricted Stock Issuance Agreement, dated as of February 2, 2014, by and between the Registrant and Michael S. Weiss.#	8-K/A	—	10.55	February 26, 2014

10.9	Restricted Stock Issuance Agreement, dated as of December 19, 2013, by and between the Registrant and Michael S. Weiss.#	10-K	—	10.57	March 14, 2014

10.10	Restricted Stock Issuance Agreement, dated as of December 19, 2013, by and between the Registrant and Lindsay A. Rosenwald, M.D.#	10-K	—	10.58	March 14, 2014

10.11	Form of Coronado Biosciences, Inc. 2013 Stock Incentive Plan Award Agreement (2013 Stock Incentive Plan). #	S-8	333-194588	10.60	March 14, 2014

10.12	Form of Subscription Agreement	8-K	—	10.61	November 10, 2014

10.13	Note Purchase Agreement, dated February 27, 2015, by and between the Registrant and NSC Biotech Venture Fund.	8-K	—	10.62	March 5, 2015

10.14	Form of Subco Securities Purchase Agreement.	8-K	—	10.64	March 5, 2015

10.15	Form of Subco Warrant.	8-K	—	10.65	March 5, 2015

10.16	Form of Subco Promissory Note.	8-K	—	10.66	March 5, 2015

10.17	Coronado Biosciences, Inc. Deferred Compensation Plan for Directors, dated March 12, 2015. #	8-K	—	10.67	March 18, 2015

10.18	Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended. #	DEF 14A	—	—	June 4, 2015

10.19	Fortress Biotech, Inc. Long-Term Incentive Plan. #	DEF 14A	—	—	June 4, 2015

10.20	Restricted Stock Unit Award Agreement between Fortress Biotech, Inc. and George Avgerinos effective July 15, 2015.#	8-K	—	10.70	July 17, 2015

10.21	Amended and Restated Promissory Note issued by the Registrant to NSC Biotech Venture Fund I LLC, dated July 29, 2015.	8-K	—	10.71	August 4, 2015

10.22	Form of Support and Voting Agreement by and among Fortress Biotech, Inc., FBIO Acquisition, Inc., and certain officers and directors (and certain of their affiliates) of National Holdings Corporation.	8-K	—	10.28	April 28, 2016

10.23	Stockholder Rights Agreement by and between National Holdings Corporation and FBIO Acquisition, Inc., dated April 27, 2016.	8-K	—	10.29	April 28, 2016

10.24	Form of Voting Agreement by and among Fortress Biotech, Inc., FBIO Acquisition, Inc., and certain officers and directors (and certain of their affiliates) of National Holdings Corporation.	8-K	—	10.30	April 28, 2016

10.25	Amended and Restated At Market Issuance Sales Agreement, dated August 27, 2016, between the registrant, MLV & Co., LLC and FBR Capital Markets & Co.	8-K	—	10.32	August 17, 2016

10.26	Form of Fortress Biotech, Inc. Convertible Second Promissory Note.	10-Q	—	10.34	November 9, 2016

10.27	Form of Common Stock Purchase Warrant.	10-Q	—	10.35	November 9, 2016

10.28	Pledge and Security Agreement dated as of September 14, 2016 made by Fortress Biotech, Inc. and FBIO Acquisition, Inc. in favor of Opus Point Healthcare Innovations Fund, LP.	10-Q	—	10.36	November 9, 2016

10.29	Placement Agency Agreement dated March 25, 2017, between Fortress Biotech, Inc., NAM Biotech Fund II, LLC- Series I and National Securities Corporation.	10-Q	—	10.33	May 10, 2017

10.30	Placement Agency Agreement dated March 25, 2017, between Fortress Biotech, Inc., NAM Special Situations Fund I QP, LLC – FBIO Series I and National Securities Corporation.	10-Q	—	10.34	May 10, 2017

10.31	Form of Common Stock Purchase Warrant in favor of National Securities Corporation.	10-Q	—	10.35	May 10, 2017

10.32	Form of Note Purchase Agreement between Fortress Biotech, Inc., NAM Biotech Fund II, LLC – Series I and NAM Special Situations Fund I QP, LLC – FBIO Series I.	10-Q	—	10.36	May 10, 2017

10.33	Form of Promissory Note issued by Fortress Biotech, Inc. to NAM Biotech Fund II, LLC – Series I and NAM Special Situations Fund I QP, LLC – FBIO Series I.	10-Q	—	10.37	May 10, 2017

10.34	Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan, as amended.	8-K	—	10.38	June 12, 2017

10.35	Fortress Biotech, Inc. Amended and Restated Long-Term Incentive Plan.	8-K	—	10.39	June 12, 2017

10.36	Amended and Restated Credit Facility Agreement dated as of March 12, 2018, by and among Fortress Biotech, Inc. and Opus Healthcare Innovations Fund, LP.*	10-K	—	10.39	March 16, 2018

10.37	At Market Issuance Sales Agreement, among the Company and B. Riley FBR, Inc., National Securities Corporation, LifeSci Capital LLC, Maxim Group LLC and Noble Capital Markets, Inc. dated April 5, 2018.	8-K	000-54463	1.1	April 5, 2018

10.38	Stock Purchase and Merger Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., InvaGen Pharmaceuticals Inc. and Madison Pharmaceuticals Inc.	8-K	000-54463	10.1	November 16, 2018

10.39	Stockholders Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc., Avenue Therapeutics, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc.	8-K	000-54463	10.2	November 16, 2018

10.40	Credit Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and InvaGen Pharmaceuticals Inc.	8-K	000-54463	10.3	November 16, 2018

10.41	Guaranty, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc.	8-K	000-54463	10.4	November 16, 2018

10.42	Voting and Support Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc., Avenue Therapeutics, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc.	8-K	000-54463	10.5	November 16, 2018

10.43	Waiver Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc., Avenue Therapeutics, Inc. and InvaGen Pharmaceuticals Inc.	8-K	000-54463	10.6	November 16, 2018

10.44	Restrictive Covenant Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc.	8-K	000-54463	10.7	November 16, 2018

10.45	Indemnification Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc.	8-K	000-54463	10.8	November 16, 2018

10.46	Stock Purchase Agreement by and among FBIO Acquisition, Inc., Fortress Biotech, Inc., and NHC Holdings, LLC, dated November 14, 2018.	8-K	000-54463	10.1	November 20, 2018

10.47	Development, Option and Stock Purchase Agreement by and among Caelum Biosciences, Inc., Alexion Pharmaceuticals, Inc., Fortress Biotech, Inc., and the several shareholders of Caelum Biosciences, Inc., dated January 30, 2019.*	8-K	000-54463	—	January 31, 2019

14.1	Code of Ethics of Registrant applicable to Directors, Officers and Employees.	S-1	333-177041	14.1	September 28, 2011

21.1	Subsidiaries of the Registrant.	—	—	—	Filed herewith

23.1	Consent Independent Registered Public Accounting Firm.	—	—	—	Filed herewith

24.1	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	Filed herewith

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

# Management contract or compensatory plan.

*Filed herewith

Item 16. Form 10-K Summary

None.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Fortress Biotech, Inc. and subsidiaries

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fortress Biotech, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2016.

/s/ BDO USA, LLP

Boston, Massachusetts

March 18, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Fortress Biotech, Inc. and subsidiaries

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Fortress Biotech, Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Boston, Massachusetts

March 18, 2019

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$65,508	$94,952
Accounts receivable	5,498	7,758
Short-term investments (certificates of deposit)	17,604	36,002
Inventory	678	171
Other receivables - related party	2,095	618
Prepaid expenses and other current assets	6,735	5,732
Current assets held for sale	13,089	37,948
Total current assets	111,207	183,181

Property and equipment, net	12,019	7,116
Restricted cash	16,074	16,006
Long-term investments, at fair value	-	1,390
Intangible asset	1,417	883
Other assets	276	258
Noncurrent assets held for sale	-	37,116
Total assets	$140,993	$245,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,067	$27,412
Accounts payable and accrued expenses - related party	149	222
Interest payable	1,232	315
Interest payable - related party	97	669
Notes payable, short-term - related party (net of debt discount of $336 and $973 at December 31, 2018 and December 31, 2017, respectively)	9,164	8,528
Partner company convertible note, short-term, at fair value	9,914	4,700
Derivative warrant liability	991	309
Current liabilities held for sale	-	29,283
Total current liabilities	55,614	71,438

Notes payable, long-term (net of debt discount of $4,567 and $4,072 at December 31, 2018 and December 31, 2017, respectively)	60,425	39,212
Partner company convertible note, long-term, at fair value	-	10,059
Other long-term liabilities	5,211	4,739
Total liabilities	121,250	125,448

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 1,000,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017; liquidation value of $25.00 per share	1	1
Common stock, $.001 par value, 100,000,000 shares authorized, 57,845,447 and 50,991,285 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	58	51
Common stock issuable, 744,322 and 158,015 shares as of December 31, 2018 and December 31, 2017, respectively	659	500
Additional paid-in-capital	397,408	364,148
Accumulated deficit	(396,274)	(312,127)
Total stockholders' equity attributed to the Company	1,852	52,573

Non-controlling interests	17,891	67,929
Total stockholders' equity	19,743	120,502
Total liabilities and stockholders' equity	$140,993	$245,950

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	For the Years Ended December 31,
	2018	2017
Revenue
Product revenue, net	$23,376	$15,520
Revenue – from a related party	3,506	1,725
Net revenue	26,882	17,245

Operating expenses
Cost of goods sold – product revenue	6,125	3,658
Research and development	83,333	48,322
Research and development – licenses acquired	4,050	4,164
General and administrative	53,371	50,897
Total operating expenses	146,879	107,041
Loss from operations	(119,997)	(89,796)

Other income (expenses)
Interest income	1,104	819
Interest expense and financing fee	(10,340)	(7,687)
Change in fair value of derivative liabilities	(682)	(368)
Change in fair value of subsidiary convertible note	437	(457)
Change in fair value of investments	(1,390)	226
Other income (loss)	68	(250)
Total other expenses	(10,803)	(7,717)
Loss from continuing operations	(130,800)	(97,513)
Discontinued operations:
Gain from disposal of National	2,333	-
Loss from discontinued operations, net of tax	(13,469)	(2,323)
Total loss from discontinued operations	(11,136)	(2,323)
Net loss	(141,936)	(99,836)

Less: net loss attributable to non-controlling interests	57,789	32,960
Net loss attributable to common stockholders	$(84,147)	$(66,876)

Loss from continuing operations per common share – basic and diluted	$(3.01)	$(2.34)
Loss from discontinued operations per common share – basic and diluted	$(0.26)	$(0.06)
Net loss per common share attributable to common stockholders – basic and diluted	$(1.94)	$(1.61)

Weighted average common shares outstanding – basic and diluted	43,461,978	41,658,733

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

	Series A Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2016	-	$-	48,932,023	$49	$-	$283,697	$(245,251)	$44,473	$82,968
Exercise of options for cash	-	-	20,000	-	-	27	-	-	27
Stock-based compensation expense	-	-	-	-	-	13,403	-	-	13,403
Issuance of restricted stock	-	-	1,796,270	2	-	(2)	-	-	-
Issuance of Series A preferred stock for cash, net	1,000,000	1	-	-	-	22,195	-	-	22,196
Issuance of partner companies’ common shares for license expenses	-	-	-	-	-	1,727	-	-	1,727
Issuance of partner companies’ common shares for research and development expenses	-	-	-	-	-	50	-	-	50
Issuance of partner companies’ common shares for settlement	-	-	-	-	-	2,062	-	-	2,062
Issuance of common stock under ESPP	-	-	67,733	-	-	191	-	-	191
Issuance of common stock for research and development expenses	-	-	43,292	-	-	200	-	-	200
Disposal of National	-	-	-	-	-	391	-	-	391
Partner companies’ offering, net	-	-	-	-	-	95,116	-	-	95,116
Debt discount related to Opus Credit Facility	-	-	-	-	-	201	-	-	201
Issuance of warrants by partner companies’ in conjunction with NSC debt	-	-	-	-	-	750	-	-	750
Conversion of subsidiary's notes payable	-	-	-	-	-	314	-	-	314
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	500	-	-	-	500
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	131,967	-	-	541	-	-	541
Preferred A dividends declared and paid	-	-	-	-	-	(299)	-	-	(299)
Non-controlling interest in partner companies’	-	-	-	-	-	(56,416)	-	56,416	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(32,960)	(32,960)
Net loss attributable to common stockholders	-	-	-	-	-	-	(66,876)	-	(66,876)
Balance at December 31, 2017	1,000,000	$1	50,991,285	$51	$500	$364,148	$(312,127)	$67,929	$120,502
Stock-based compensation expense	-	-	-	-	-	15,012	-	-	15,012
Settlement of restricted stock units into common stock	-	-	2,601,701	3	-	(3)	-	-	-
Issuance of common stock under ESPP	-	-	110,856	-	-	198	-	-	198
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	164	112	-	-	276
Partner company’s offering, net	-	-	-	-	-	22,668	-	-	22,668
Partner company’s at-the-market offering, net	-	-	-	-	-	7,747	-	-	7,747
Exercise of partner company’s warrants for cash	-	-	-	-	-	181	-	-	181
Issuance of common stock for at-the-market offering, net	-	-	2,914,410	3	-	7,014	-	-	7,017
Contribution of capital for 2017 bonuses	-	-	-	-	-	1,000	-	-	1,000
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	495	-	-	-	495
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	783,965	1	(500)	1,971	-	-	1,472
Common shares issued for Opus interest expense	-	-	443,230	-	-	859	-	-	859
Preferred A dividends declared and paid	-	-	-	-	-	(2,344)	-	-	(2,344)
2017 Preferred A offering cost adjustment	-	-	-	-	-	154	-	-	154
Disposal of National	-	-	-	-	-	2,247	-	(15,805)	(13,558)
Non-controlling interest in subsidiaries	-	-	-	-	-	(23,556)	-	23,556	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(57,789)	(57,789)
Net loss attributable to common stockholders	-	-	-	-	-	-	(84,147)	-	(84,147)
Balance at December 31, 2018	1,000,000	$1	57,845,447	$58	$659	$397,408	$(396,274)	$17,891	$19,743

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(141,936)	$(99,836)
Less: Net loss on discontinued operations	(13,469)	(2,323)
Gain from disposal of National	2,333	-
Loss from continuing operations	(130,800)	(97,513)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,393	726
Amortization of debt discount	2,419	3,141
Amortization of product revenue license fee	666	534
Stock-based compensation expense	15,012	13,403
Issuance of common stock for research and development expenses	-	200
Issuance of common stock for research and development-licenses acquired expense	276	-
Issuance of subsidiaries' common shares for research and development expenses	-	50
Common shares issued for Opus interest expense	859	-
Change in fair value of investments	1,390	(226)
Change in fair value of derivative liabilities	682	368
Change in fair value of subsidiary convertible note	(437)	457
Loss on write off of investment	-	250
Research and development-licenses acquired, expense	3,774	4,164
Change in fair value of subsidiaries' assets and liabilities	-	104
Common shares issuable for interest expense	495	500
Common shares issued for interest expense	1,472	541
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	2,260	(5,928)
Inventory	(507)	32
Other receivables – related party	(1,477)	1,172
Prepaid expenses and other current assets	(3)	(4,011)
Other assets	(17)	-
Accounts payable and accrued expenses	4,686	10,651
Accounts payable and accrued expenses – related party	(23)	172
Interest payable	917	176
Interest payable – related party	(572)	602
Current assets held for sale	-	3,189
Noncurrent assets held for sale	-	(620)
Current liabilities held for sale	-	(9,008)
Other long-term liabilities	472	(284)
Net cash used in continuing operating activities	(97,063)	(77,158)
Net cash used in discontinued operating activities	(1,785)	(4,147)
Net cash used in operating activities	(98,848)	(81,305)

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Continued

($ in thousands)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(1,074)	(3,365)
Purchase of property and equipment	(7,082)	(648)
Purchase of short-term investment (certificates of deposit)	(52,604)	(56,091)
Redemption of short-term investment (certificates of deposit)	71,002	20,089
Security deposits paid	(1)	(251)
Security deposits refund	-	42
Acquisition of intangible assets - Journey	(1,200)	-
Net cash provided by (used in) continuing investing activities	9,041	(40,224)
Net cash provided by discontinued investing activities	9,783	-
Net cash provided by (used in) investing activities	18,824	(40,224)

Cash Flows from Financing Activities:
Proceeds from issuance of Series A preferred stock	154	25,000
Payment of costs related to the issuance of Series A preferred stock	-	(2,804)
Payment of Preferred A dividends	(2,344)	(299)
Proceeds from at-the-market offering	7,274	-
Payment of cost related to at-the-market offering	(257)	-
Proceeds from partner company’s public offering	23,011	95,117
Payment of costs related partner company’s public offering	(343)	-
Proceeds from partner company’s at-the-market offering	7,981	-
Payment of costs related to partner company’s at-the-market offering	(234)	-
Proceeds from exercise of partner companies’ warrants	181	-
Proceeds from exercise of stock options	-	27
Proceeds from issuance of common stock under ESPP	198	191
Proceeds from 2017 Subordinated Note Financing	-	28,355
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	-	(81)
Proceeds from Opus Credit Facility	-	2,500
Proceeds from 2018 Venture Notes	21,707	-
Payment of debt issue costs associated with 2018 Venture Notes	(1,868)	-
Payment of NSC Note	-	(3,608)
Payment of debt issue costs	(404)	-
Proceeds from partner company’s Convertible Note	-	9,914
Payment of debt issuance costs associated with partner companies’ Convertible Note	-	(104)
Payment of partner companies’ Convertible Note	(4,408)	-
Net cash provided by continuing financing activities	50,648	154,208
Net cash used in discontinued financing activities	-	(3,827)
Net cash provided by financing activities	50,648	150,381

Net decrease in cash and cash equivalents and restricted cash	(29,376)	28,852
Cash and cash equivalents and restricted cash at beginning of period	110,958	82,106
Cash and cash equivalents and restricted cash at end of period	$81,582	$110,958

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,448	$207
Cash paid for interest - related party	$281	$571

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$3	$2
Issuance of warrants by partner companies’ in conjunction with NSC debt	$-	$750
Issuance of partner companies’' common shares for settlement	$-	$2,062
Debt discount related to Opus Credit Facility	$-	$201
Unpaid debt offering cost	$-	$58
Conversion of partner company’s notes payable	$-	$314
Common shares issuable for license acquired	$-	$1,682
Common shares issued for 2017 Subordinated Note Financing interest expense	$500	$-
Receivables of contribution of capital for 2017 bonuses	$1,000	$-
Unpaid fixed assets	$196	$982
Unpaid research and development licenses acquired	$2,700	$755

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which the Company does at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities the Company founded and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. The Fortress Companies have executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, St. Jude Children’s Research Hospital and University College London.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings; to date, three partner companies are publicly-traded, and two have consummated strategic partnerships with industry leaders Alexion Pharmaceuticals, Inc. and InvaGen Pharmaceuticals, Inc. (a subsidiary of Cipla Limited), respectively.

As of December 31, 2018, several of the partner companies contain licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), and Tamid Bio, Inc. (“Tamid”). The Company also maintains exclusive ownership positions in operational subsidiaries CB Securities Corporation, Innmune Limited and FBIO Acquisition, Inc. and majority ownership positions in acquisition companies for which the Company is actively seeking product candidate licenses, including Coronado SO Co., Escala Therapeutics, Inc., GeneXion Oncology, Inc., FBIO Acquisition Corp. IV, FBIO Acquisition Corps. VI – XIV and Fortress Biotech, China, Inc.

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of companies, the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of a partner company, grants or other arrangements to fully develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure will be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

National Holdings Corporation

During 2016, the Company purchased 56.6% of National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”) through wholly-owned subsidiary FBIO Acquisition, Inc. (“FBIO Acquisition”). The Company paid total consideration of $22.9 million or approximately 7.0 million shares at $3.25 per share in connection with this transaction. On November 14, 2018, the Company announced that it had reached an agreement with NHC Holdings, LLC (“NHC”) to sell all of its shares of National, representing 56.1% of the total outstanding shares of NHLD for $3.25 per share or total consideration of $22.9 million. Pursuant to the terms of the agreement with NHC the sale of the shares was subject to two closings. The first closing occurred on November 14, 2018 in which the Company sold approximately 3.0 million of its shares in NHLD and received $9.8 million in proceeds. The second closing occurred on February 11, 2019 upon the receipt of FINRA approval of the sale in which the Company received $13.1 million in proceeds for the sale of its remaining 4.0 million shares of NHLD to NHC and two other minority holders and received. At December 31, 2018, the Company’s holding in National approximated 32.1% and was recorded on the consolidated balance sheets at fair value as a component of current assets held for sale.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Discontinued Operations

At December 31, 2018, the Company determined that its National segment met the discontinued operations criteria set forth in Accounting Standards Codification (ASC) Subtopic 205-20-45, Presentation of Financial Statements, for the twelve months ended December 30, 2018 and 2017. As such, the National segment results have been classified as discontinued operations in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations. See Note 3 for more information relating to the Company’s discontinued operations.

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

Segment Reporting

The Company operates in two operating and reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The Company evaluates the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2018 and at December 31, 2017 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

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

At December 31, 2018, the Company had approximately $27.6 million in certificates of deposit. The Company classified $10.0 million as cash and cash equivalents and classified $17.6 million as short-term investments (certificates of deposits) held-to-maturity as of December 31, 2018. At December 31, 2017, the Company had approximately $50.0 million in certificates of deposit. The Company classified $14.0 million as cash and cash equivalents and classified $36.0 million as short-term investments (certificates of deposits) held-to-maturity as of December 31, 2017. This classification was based upon management’s determination that it has the positive intent and ability to hold the securities until their maturity dates, as its investments mature within one year and the underlying cash invested in these securities is not required for current operations.

Property and Equipment

Computer equipment, furniture & fixtures and machinery & equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the respective leases.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of December 31, 2018, and 2017, the Company has $16.1 million and $16.0 million, respectively, of restricted cash collateralizing a note payable of $14.9 million in 2018 and 2017, and certain pledges to secure a letter of credit in connection with certain office leases of $1.2 million and $1.1 million in 2018 and 2017, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows for the years ended December 31, 2018, and 2017 ($ in thousands).

	December 31,
	2018	2017
Cash and cash equivalents	$65,508	$94,952
Restricted cash	16,074	16,006
Total cash and cash equivalents and restricted cash	$81,582	$110,958

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

Accounts Receivable

Accounts receivable consists of amounts due to the Company for product sales from JMC. The Company’s accounts receivable reflects discounts for estimated early payment and for product estimated returns. Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. The allowance for product estimated returns were $3.1 million and $1.3 million at December 31, 2018 and December 31, 2017, respectively. The Company recorded expense related to returns reserve of $2.4 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively.

Current Investments at Fair Value

The Company elects the fair value option, instead of the equity method, for its current investment in National at fair value (see Note 3). The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected are recognized as a change in fair value of investments on the Consolidated Statements of Operations.

Fair Value Option

As permitted under the FASB, ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for the Helocyte and Caelum convertible notes. In accordance with ASC 825, the Company records these convertible notes at fair value with changes in fair value recorded in the Consolidated Statement of Operations. As a result of applying the fair value option, direct costs and fees related to the Helocyte and Caelum convertible notes were recognized in earnings as incurred and were not deferred. During 2018, the Helocyte convertible notes matured and the Company repaid the principal amount due of approximately $4.4 million.

Accounting for Warrants at Fair Value

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The fair value of warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging , since “down-round protection” is not an input into the calculation of the fair value of warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Company assessed the classification of warrants issued, in connection with convertible note financing for Helocyte in 2016 and Caelum’s convertible note financing in 2017 (the “Helocyte and Caelum Warrants”), and determined that the Helocyte, and Caelum Warrants met the criteria for liability classification. Accordingly, the Company classified the Helocyte and Caelum Warrants as a liability at their fair value and adjusts the instruments to fair value at each balance sheet date until the warrants are exercised or expired. Any change in the fair value of the Helocyte, and Caelum Warrants is recognized as “change in the fair value of derivative liabilities” in the Consolidated Statements of Operations.

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

The Company recorded the related issue costs and value ascribed to the warrants as a debt discount of the Opus Credit Facility. The discount is amortized utilizing the effective interest method over the term of the Opus Credit Facility. The unamortized discount, if any, upon repayment of the Opus Credit Facility will be expensed to interest expense. In accordance with ASC Subtopic 470-20, the Company determined the weighted average effective interest rate of the debt was approximately 17% at December 31, 2018. The Company has also evaluated the Opus Credit Facility and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation.

Issuance of Debt and Equity

The Company issues complex financial instruments which include both equity and debt features. The Company analyzes each instrument under ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging and, ASC 470, Debt, in order to establish whether such instruments include any embedded derivatives.

Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company will perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company would recognize an impairment loss only if it’s carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. As of December 31, 2018 and 2017 there were no indicators of impairment.

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

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price for the licenses acquired during the period was reflected as research and development - licenses acquired on the Consolidated Statements of Operations for the year ended December 31, 2018 and 2017.

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

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard was effective on January 1, 2018; however, early adoption is permitted. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

In January 2017, the FASB issued an ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of this update did not impact the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach applied to all of its contracts. The adoption of this update did not have a material impact on the Company’s financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU No. 2018-07 as of January 1, 2019. The adoption of this update did not have a material impact on the Company’s financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606”. The issuance of ASC 606 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. The new standard is effective on January 1, 2020 with early adoption permitted. The Company elected to adopt ASU 2018-18 in December 2018. The adoption of this update did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP.   In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented.  The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above.  The Company is still finalizing its analysis but expects to recognize additional operating liabilities from approximately $27.5 million to $24.9 million, with corresponding Right of Use (ROU) assets of approximately $24.6 million to $22 million as of January 1, 2019 based on the present value of the remaining lease payments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets are measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020 and may be adopted earlier. The Company is currently evaluating the impact, if any, that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

 In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company does not expect the adoption of this guidance to have a material impact on its financial statements and anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

3. Discontinued Operations

As of December 31, 2018, the Company recorded its investment in National at fair value of $13.1 million or $3.25 per share. This holding is reported on the Company’s Consolidated Balance Sheets as current assets held for sale on December 31, 2018. Pursuant to the NHC Agreement the Company also recorded a net gain of $2.3 million related to the transactions which is included in discontinued operations in the consolidated statement of operations for the twelve months ended December 31, 2018.

The following is a summary of revenue and expenses of National for the years ended December 31, 2018 and 2017:

	December 31,
($ in thousands)	2018	2017
Revenue	$210,980	$170,339

Operating expenses
Commissions, compensation and fees	182,127	155,187
Clearing fees	2,400	2,343
Communications	3,260	2,767
Occupancy	3,755	4,286
Licenses and registration	2,735	1,726
Professional fees	4,306	4,531
Interest	97	14
Depreciation and amortization	1,551	2,089
Other administrative expenses	8,165	8,808
Total operating expenses	208,396	181,751
Gain (loss) from operations	2,584	(11,412)

Other income (expenses)
Change in fair value of derivative liabilities	-	304
Interest expense and financing fees	-	1,827
Change in fair value of warrants	(13,018)	8,455
Other income	153	16
Total other (expenses) income	(12,865)	10,602
Loss from discontinued operations before income taxes	(10,281)	(810)

Income tax expense	3,188	1,513
Loss from discontinued operations	(13,469)	(2,323)

Gain from disposal of National	2,333	-
Total loss from discontinued operations, net of tax	$(11,136)	$(2,323)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In connection with this sale, the Company classified the assets and liabilities related to NHLD, included on its consolidated balance sheet as of December 31, 2018 and December 31, 2017, as held for sale as presented in the table below:

	December 31,
($ in thousands)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$-	$18,963
Cash deposits with clearing organizations	-	1,041
Receivables from broker-dealers and clearing organizations	-	7,395
Forgivable loans receivable	-	1,616
Securities owned, at fair value	-	1,985
Current assets held for sale	13,089	-
Prepaid expenses and other current assets	-	6,948
Total current assets held for sale	13,089	37,948

Property and equipment, net	-	2,397
Restricted cash	-	1,381
Goodwill	-	18,645
Intangible assets	-	14,340
Other assets	-	353
Total non-current assets held for sale	-	37,116
Total assets held for sale	$13,089	$75,064

Liability classified as held for sale:
	December 31,
($ in thousands)	2018	2017
Current liabilities
Accounts payable and accrued expenses	$-	$8,404
Accrued commissions and payroll payable	-	10,065
Contingent consideration payable	-	311
Deferred clearing and marketing credits	-	786
Securities sold, not yet purchased at fair value	-	151
Warrants issued in 2017 and issuable in 2016	-	5,597
Other current liabilities	-	3,969
Total current liabilities held for sale	-	29,283
Total liabilities held for sale	$-	$29,283

The table below depicts the cash flows from the transaction for the twelve months ended December 31, 2018 and 2017, respectively:

	December 31,
($ in thousands)	2018	2017
Operating activities
Effect of elimination entry with discontinued operations presentation	$(1,785)	$(4,147)
Total cash used in discontinued operating activities	$(1,785)	$(4,147)

Investing activities
Proceeds from sale of National	$9,783	$-
Total cash provided by discontinued investing activities	$9,783	$-

Financing activities
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	$-	$(2,836)
Payment of debt issuance costs associated with partner company’s Convertible Note	-	(991)
Total cash used in discontinued financing activities	$-	$(3,827)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

4. Property and Equipment

Fortress’ property and equipment consisted of the following:

		December 31,
($ in thousands)	Useful Life (Years)	2018	2017
Computer equipment	3	$648	$543
Furniture and fixtures	5	1,128	1,009
Machinery & equipment	5	3,143	143
Leasehold improvements	5-15	9,271	5,351
Construction in progress [1]	N/A	393	1,241
Total property and equipment		14,583	8,287
Less: Accumulated depreciation		(2,564)	(1,171)
Property and equipment, net		$12,019	$7,116

Note 1: Relates to the Mustang cell processing facility.

Depreciation expenses of Fortress’ property and equipment for the years ended December 31, 2018 and 2017 was $1.4 million and $0.7 million, respectively, and was recorded in research and development, manufacturing and general and administrative expense in the Consolidated Statements of Operations.

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

As of December 31, 2017, the Company valued its investment in Origo, a publicly traded company, utilizing the following assumptions: probability of a successful business combination of 46.53%, and no dividend rate, which yielded an underlying value of $10.65 per ordinary share for the private placement shares. The rights and warrants were valued utilizing a binomial-lattice model utilizing a risk-free rate of return of 1.28% and a strike price of $11.50 per share arriving at a value of $1.06 for each right and $1.07 for each warrant as of December 31, 2017. Time to expected business combination/ liquidation was 0.05 at December 31, 2017. At December 31, 2017, the fair value of the Company’s investment in Origo was $1.4 million, respectively. The Company also had a working capital note with Origo of $0.3 million.

On August 10, 2018, Origo entered into a Termination and Mutual Release between Origo and Hightimes Holding Corp. (“HTH”), HTHC Merger Sub, Inc. (“Merger Sub”) and Jose Aldeanueva, pursuant the terms of the Merger Agreement, dated July 24, 2017, as amended, effectively terminating the possibility of a business combination. Additionally, on August 10, 2018 the officers and directors of Origo notified shareholders of their intention to dissolve and liquidate in accordance with the Memorandum and Articles of Association of Origo. In accordance with the liquidation, Origo redeemed all of its outstanding ordinary shares that were included in the units issued in its initial public offering (the “Public Shares”), at a per-share redemption price of approximately $11.00. The redemption was completed on August 15, 2018. Since the Company’s investment in Origo, was not eligible for the redemption, the Company wrote off its investment in Origo and recorded a decrease in fair-value of investment of $1.4 million for the year ended December 31, 2018. The Company’s working capital note of $0.3 million, was also written off in the year ended December 31, 2018.

Contingently Issuable Warrant

Pursuant to the terms of the 2018 Venture Notes (see Note 9), if a partner company receives proceeds from the 2018 Venture Notes, such partner company will issue a note to the fund and the fund will receive a warrant to purchase a number of shares of the partner company ’s stock equal to 25% of the outstanding partner company note divided by the lowest price for which the partner company sells its equity in its first third party financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the partner company’s common stock and are accounted for in accordance with ASC 815, Derivatives and Hedging. For the twelve months ended December 31, 2018, Aevitas, Cellvation and Cyprium received funds from the 2018 Venture Notes. The Company evaluated whether or not a third party financing was probable at December 31, 2018 for each of the entities and determined that it was not, as such the Company did not record any value associated with the contingently issued warrants. The Company did not have any borrowings under this note in 2017.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Warrant Liabilities

Helocyte

The fair value of Helocyte’s warrant liability, which was issued in connection with Helocyte’s convertible note, as of December 31, 2018 and 2017, approximated nil and $87,000, respectively. During 2018 the notes matured and were paid off (see Note 9) and as such the warrant was not issued.. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Helocyte’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2017 are as follows:

	December 31
	2018	2017
Risk-free interest rate	NA	2.04% - 2.08%
Expected dividend yield	NA	-%
Expected term in years	NA	3.50 – 3.92
Expected volatility	NA	70%

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2017	$167
Change in fair value of derivative liabilities	(80)
Ending balance at December 31, 2017	$87
Change in fair value of derivative liabilities	(87)
Ending balance at December 31, 2018	$–

Caelum

The fair value of Caelum's warrant liability, which was issued in connection with Caelum’s convertible note, was written up to the full value of the liability at December 31, 2018 due to the conversion of the notes in January 2019 (see Note 21). The fair value at December 31, 2018 and 2017 was measured using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 and 2017 are as follows:

	December 31
	2018	2017
Risk-free interest rate	2.905% -2.909%	2.154% - 2.168%
Expected dividend yield	–%	–%
Expected term in years	3.84 – 3.96	4.58 - 4.71
Expected volatility	70%	70%

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2017	$-
Additions	225
Change in fair value of derivative liabilities	(3)
Ending balance at December 31, 2017	$222
Change in fair value of derivative liabilities	769
Ending balance at December 31, 2018	$991

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Convertible Notes at Fair Value

Helocyte

For the year ended December 31, 2017, Helocyte’s convertible debt was measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the convertible debt that is categorized within Level 3 of the fair value hierarchy is presented in the following table. For the year ended December 31, 2018 the note was not valued as it matured and was paid off. For the year ended December 31, 2017 the following input were utilized to derive the note’s fair value:

	December 31
	2018	2017
Risk-free interest rate	NA	1.53% - 1.72%
Expected dividend yield	NA	-
Expected term in years	NA	0.50 - 0.911
Expected volatility	NA	52.4%

($ in thousands)	Helocyte Convertible Note, at fair value
Beginning balance at January 1, 2017	$4,487
Change in fair value of convertible notes	213
Ending balance at December 31, 2017	$4,700
Payment of convertible note	(4,408)
Change in fair value of convertible notes	(292)
Ending balance at December 31, 2018	$–

Caelum

Caelum’s convertible debt is measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s convertible debt that is categorized within Level 3. As of December 31, 2018, conversion of the Caelum Convertible Note was probable and as such the fair value approximated cost. For the years ended December 31, 2018 and 2017 the following input were utilized to derive the note’s fair value:

	December 31
	2018	2017
Risk-free interest rate	2.302%	1.506%- 1.851%
Expected dividend yield	–%	-%
Expected term in years	0.32	0.46 – 1.70
Expected volatility	67%	70.0%

($ in thousands)	Caelum Convertible Note, at fair value
Beginning balance at January 1, 2017	$–
Additions	$9,914
Change in fair value of convertible notes	145
Ending balance at December 31, 2017	$10,059
Change in fair value of convertible notes	(145)
Ending balance at December 31, 2018	$9,914

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value on a recurring basis on the Consolidated Balance Sheets as of December 31, 2018 and 2017:

	Fair Value Measurement as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$–	$–	$991	$991
Helocyte Convertible Note, at fair value	–	–	–	–
Caelum Convertible Note, at fair value	–	–	9,914	9,914
Total	$–	$–	$10,905	$10,905

	Fair Value Measurement as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Long-term investments, at fair value	$–	$–	$1,390	$1,390
Total	$–	$–	$1,390	$1,390

Liabilities
Warrant liabilities	$–	$–	$309	$309
Caelum Convertible Note, at fair value	–	–	10,059	10,059
Helocyte Convertible Note, at fair value	–	–	4,700	4,700
Total	$–	$–	$15,068	$15,068

The table below provides a roll forward of the changes in fair value of Level 3 financial instruments for the years ended December 31, 2018 and 2017:

	Investment	Convertible Notes at fair value		Warrants [1]	Warrant
($ in thousands)	in Origo	Helocyte	Caelum	National	liabilities	Total
Balance at December 31, 2017	$1,390	$4,700	$10,059	$5,597	$87	$21,833
Payment of convertible note	–	(4,408)	–	–	–	(4,408)
Disposal of National	–	–	–	(5,597)	222	(5,375)
Change in fair value of investments	(1,390)	–	–	–	–	(1,390)
Change in fair value of convertible notes	–	(292)	(145)	–	–	(437)
Change in fair value of derivative liabilities	–	–	–	–	682	682
Balance at December 31, 2018	$–	$–	$9,914	$–	$991	$10,905

			Convertible Notes, at fair value
($ in thousands)	Investment in Origo	Investment in laser device	Helocyte	Avenue	Caelum	Warrants [1] National	Warrant liabilities	Total
Balance at December 31, 2016	$1,164	$250	$4,487	$200	$-	$14,673	$167	$20,941
Additions during the period	–	–	–	–	9,914	–	–	9,914
Conversion into common shares	–	–	–	(299)	–	(765)	–	(1,064)
Loss on write off investment	–	(250)	–	–	–	–	–	(250)
Change in fair value of investments	226	–	–	–	–	–	–	226
Change in fair value of convertible notes	–	–	213	99	145	–	–	457
Change in fair value of derivative liabilities	–	–	–	–	–	(8,311)	(80)	(8,391)
Balance at December 30, 2017	$1,390	$-	$4,700	$–	$10,059	$5,597	$87	$21,833

Note 1: Warrants issued and issuable related to National

6. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress, Aevitas, Avenue, Caelum, Cellvation, Checkpoint, Coronado SO, Cyprium, Escala, Helocyte, Mustang and Tamid require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the year ended December 31, 2018 and 2017, the purchase price of licenses, totaling approximately $4.1 million and $4.2 million, respectively, was classified as research and development-licenses acquired in the Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018 and 2017, the Company’s research and development-licenses acquired are comprised of the following:

	For the Years Ended December 31,
($ in thousands)	2018	2017
Fortress	$–	$300

Partner companies:
Aevitas	1	–
Caelum	252	219
Checkpoint	1,000	400
Cellvation	1	–
Cyprium	–	100
Helocyte	1,521	–
Mustang	1,275	2,875
Tamid	–	270
Total	$4,050	$4,164

In September 2016, Fortress entered into a Development and License Agreement with Effcon Laboratories, Inc. (“Effcon”) for the extended release formulation of methazolamide. Fortress made an upfront payment to Effcon of $0.2 million. Seven additional milestone payments totaling up to $5.3 million may become payable upon the achievement of certain developmental and sales milestones. Fortress agreed to fund a related development budget of up to $1.6 million. A mid-single digit to low double-digit royalty on net sales is due for the term of the contract. - licenses acquired. For the twelve months ended December 31, 2017, the Company paid a $0.3 million milestone in connection with the successful completion of the Pilot Pharmacokinetics study. No milestones were achieved during 2018.

Avenue

License Agreement with Revogenex Ireland Ltd

In February 2015, Avenue purchased an exclusive license to IV Tramadol for the U.S. market from Revogenex, a privately held company in Dublin, Ireland. Fortress made an upfront payment of $2.0 million to Revogenex upon execution of the exclusive license, which has been included in research and development-licenses acquired on the Consolidated Statements of Operations. In addition, on June 17, 2015, Avenue paid an additional $1.0 million to Revogenex after receiving all the assets specified in the agreement. Under the terms of the agreement, Revogenex is eligible to receive additional milestone payments upon the achievement of certain development milestones, in addition to royalty payments for sales of the product. Tramadol is a centrally acting synthetic opioid analgesic for moderate to moderately severe pain and is available as immediate release or extended-release tablets in the United States. For the years ended December 31, 2018 and 2017, no research and development – licenses acquired expense was recognized in connection with the license from Revogenex.

On October 29, 2018, Avenue and Zaklady Farmaceutyczne Polpharma (“Polpharma”) extended the term of the supply agreement to eight years from the date of the launch of the product. In addition, under the terms of the amended agreement, Polpharma is eligible to receive a milestone payment totaling $2.0 million upon the achievement of a certain development milestone, as well as royalty payments for sales of the product.

Caelum

License Agreement with Columbia University

In January 2017, Caelum entered into an exclusive license agreement with Columbia University (“Columbia”) to secure worldwide license rights to CAEL-101 (11-1F4), a chimeric fibril-reactive monoclonal antibody (mAb) being evaluated in a Phase 1a/1b study for the treatment of amyloid light chain (“AL”) amyloidosis. This transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. Caelum made an upfront payment of approximately $0.2 million to Columbia upon execution of the exclusive license and also granted Columbia 1,050,000 shares of Common Stock, representing 10% ownership of Caelum, as of such date valued at $29,000 or $0.028 per share utilizing an Option pricing Method - Equity Allocation model, applying a volatility of 70%, a risk-free rate of return of 1.93%, a term of 5 years and a discount for lack of marketability of 49.5%.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Under the terms of the agreement, Columbia is eligible to receive additional milestone payments of up to $5.5 million upon the achievement of certain development milestones, in addition to royalty payments for sales of the product. CAEL-101 is a novel antibody being developed for patients with AL Amyloidosis, a rare systemic disorder caused by an abnormality of plasma cells in the bone marrow. For the year ended December 31, 2018, Caelum recorded expense of approximately $0.2 million in connection with its license for CAEL-101 from Columbia University, which is included in the Company’s Statements of Operations for the year ended December 31, 2017.

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

Checkpoint

Dana-Farber Cancer Institute

In March 2015, Checkpoint entered into an exclusive license agreement with Dana-Farber Cancer Institute (“Dana-Farber”) to develop a portfolio of fully human immuno-oncology targeted antibodies. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX. Under the terms of the agreement, Checkpoint paid Dana-Farber an up-front licensing fee of $1.0 million in 2015 and, on May 11, 2015, granted Dana-Farber 500,000 shares of Checkpoint common stock, valued at $32,500 or $0.065 per share. The agreement included an anti-dilution clause that maintained Dana-Farber’s ownership at 5% until such time that Checkpoint raised $10.0 million in cash in exchange for common shares. Pursuant to this provision, on September 30, 2015, Checkpoint granted to Dana-Farber an additional 136,830 shares of common stock valued at approximately $0.6 million and the anti-dilution clause thereafter expired. Dana-Farber is eligible to receive payments of up to an aggregate of approximately $21.5 million for each licensed product upon Checkpoint’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. In addition, Dana-Farber is eligible to receive up to an aggregate of $60.0 million upon Checkpoint’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. Following the second anniversary of the effective date of the Dana-Farber license agreement, Dana-Farber receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to Dana-Farber. The portfolio of antibodies licensed from Dana-Farber include antibodies targeting PD-L1, GITR and CAIX.

In September 2018 Checkpoint expensed a non-refundable milestone payment of $1.0 million upon the twelfth patient dosed in a Phase 1 clinical study of its anti-PD-LI antibody, CK-301, which is included in the Statements of Operations for the year ended December 31, 2018.

In connection with the license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies, while Checkpoint retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the agreement, TGTX paid Checkpoint $0.5 million, representing an upfront licensing fee, and Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. Checkpoint’s potential milestone payments are comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, Checkpoint is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, Checkpoint receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to Checkpoint. TGTX also pays Checkpoint for its out-of-pocket costs of material used by TGTX for their development activities. During the year ended December 31, 2018 and 2017, Checkpoint recognized approximately $3.0 million and $0.1 million, respectively in revenue from its collaboration agreement with TGTX on the Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NeuPharma, Inc.

In March 2015, Checkpoint entered into an exclusive license agreement with NeuPharma, Inc. (“NeuPharma”) to develop and commercialize novel irreversible, 3rd generation epidermal growth factor receptor (“EGFR”) inhibitors including CK-101, on a worldwide basis (other than certain Asian countries). On the same date, the Company assigned all of its right and interest in the EGFR inhibitors to Checkpoint. Under the terms of the agreement, Checkpoint paid NeuPharma an up-front licensing fee of $1.0 million in 2015, and NeuPharma is eligible to receive payments of up to an aggregate of approximately $40.0 million upon Checkpoint’s successful achievement of certain clinical development and regulatory milestones in up to three indications, of which $22.5 million are due upon various regulatory approvals to commercialize the products. In addition, NeuPharma is eligible to receive payments of up to an aggregate of $40.0 million upon Checkpoint’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered mid to high-single digit percentage of net sales.

In September 2016, Checkpoint dosed the first patient in a Phase 1/2 clinical study of CK-101, which is currently ongoing as of December 31, 2018.

In connection with the license agreement with NeuPharma, in March 2015, Checkpoint entered into an option agreement with TGTX, a related party, which agreement was assigned to Checkpoint on the same date, for a global collaboration of certain compounds licensed. The option agreement expired on December 31, 2018.

Teva Pharmaceutical Industries Ltd. (through its subsidiary, Cephalon, Inc.)

In December 2015, Fortress entered into a license agreement with Teva Pharmaceutical Industries Ltd. through its subsidiary, Cephalon, Inc. (“Cephalon”). This agreement was assigned Checkpoint by the Company on the same date. Under the terms of the license agreement, Checkpoint obtained an exclusive, worldwide license to Cephalon’s patents relating to CEP-8983 and its small molecule prodrug, CEP-9722, a PARP inhibitor, which Checkpoint now refers to as CK-102. Checkpoint paid Cephalon an up-front licensing fee of $0.5 million. In August 2018, Checkpoint gave notice to Cephalon of its intention to terminate the license agreement, which became effective in February 2019.

Jubilant Biosys Limited

In May 2016, Checkpoint entered into a license agreement with Jubilant Biosys Limited (“Jubilant”), whereby Checkpoint obtained an exclusive, worldwide license (the “Jubilant License”) to Jubilant’s family of patents covering compounds that inhibit BRD4, a member of the BET domain for cancer treatment, including CK-103. Under the terms of the Jubilant License, Checkpoint paid Jubilant an up-front licensing fee of $2.0 million, and Jubilant is eligible to receive payments up to an aggregate of approximately $89.0 million upon Checkpoint’s successful achievement of certain preclinical, clinical development, and regulatory milestones, of which $59.5 million are due upon various regulatory approvals to commercialize the products. In addition, Jubilant is eligible to receive payments up to an aggregate of $89.0 million upon Checkpoint’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered low to mid-single digit percentage of net sales. In March 2017, Checkpoint expensed a non-refundable milestone payment of $0.4 million upon the successful completion of toxicology studies under the terms of the license agreement with Jubilant, which is included in the Company’s Statements of Operations for the year ended December 31, 2017.

In connection with the Jubilant License, Checkpoint entered into a sublicense agreement with TGTX (the “Sublicense Agreement”), a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, with Checkpoint retaining the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and the Company’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid Checkpoint $1.0 million, representing an upfront licensing fee, recorded as collaboration revenue – related party and Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. Such potential milestone payments may approximate $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, Checkpoint is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of three sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays Checkpoint for 50% of IND enabling costs and patent expenses. The Company recognized $0.4 million and $1.0 million in revenue related to this arrangement during the year ended December 31, 2018 and 2017, respectively.

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

In October 2017, Coronado SO transferred its proprietary interests and rights in its lead product candidate to a third party. In exchange for this assignment, Fortress made a $50,000 cash payment and issued 43,292 shares of Fortress common stock valued at $0.2 million valued at $4.6197 per share, representing the five-day volume-weighted average closing price of Fortress common stock prior to October 10, 2017, the effective date of the transfer. Fortress recorded the expense of approximately $0.3 million during the fourth quarter of 2017 on it Consolidated Statements of Operations, in research and development expense. Further, terms of the assignment provide for the receipt by Coronado SO of three potential future sales milestones totaling $1.8 million from the third-party transferee.

Cyprium

License Agreement with the Eunice Kennedy Shriver National Institute of Child Health and Human Development

In March 2017, Cyprium and the Eunice Kennedy Shriver National Institute of Child Health and Human Development (“NICHD”), part of the National Institutes of Health (“NIH”), entered into a Cooperative Research and Development Agreement to advance the clinical development of Phase 3 candidate CUTX-101 (copper histidinate injection) for the treatment of Menkes disease. Cyprium and NICHD also entered into a worldwide, exclusive license agreement to develop and commercialize AAV-based ATP7A gene therapy for use in combination with CUTX-101 for the treatment of Menkes disease and related copper transport disorders. This transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. Cyprium made an upfront payment of $0.1 million to NICHD upon execution of the exclusive license, which was included in research and development - licenses acquired on the Consolidated Statement of Operations.

Helocyte

License Agreement with the City of Hope

In March 2016, Helocyte entered into amended and restated license agreements for each of its PepVax and Triplex immunotherapies programs with its licensor City of Hope National Medical Center (“COH”). The amended and restated licenses expand the intellectual property and other rights granted to Helocyte by COH in the original license agreement. The financial terms of the original license have not been modified, and if Helocyte successfully develops and commercializes Triplex, COH will receive milestones, royalties and other payments. In 2018, Helocyte discontinued the development of PepVax and terminated the related license and clinical trial agreements with COH.

Helocyte entered into the original license agreement with COH on March 31, 2015, to secure: (i) an exclusive worldwide license for two immunotherapies for CMV control in the post-transplant setting (known as Triplex and PepVax); and (ii) an option for an exclusive worldwide license to an immunotherapy for the prevention of congenital CMV (known as Pentamer). In consideration for the license and option, Helocyte made an upfront payment of $150,000. On April 28, 2015, Helocyte exercised the option and secured exclusive worldwide rights to Pentamer from COH for an upfront payment of $45,000. If Helocyte successfully develops and commercializes Triplex, COH could receive up to $9.0 million for the achievement of three developmental milestones, $26.0 million for three sales milestones, single digit royalties based on net sales reduced by certain factors and a minimum annual royalty of $0.75 million per year following a first marketing approval. Since Helocyte discontinued development of PepVax and terminated the related license and clinical trial agreements with COH, no future milestones or royalties are due are due in connection with this license. If Helocyte successfully develops and commercializes Pentamer, COH could receive up to $5.5 million for the achievement of four development milestones, $26.0 million for three sales milestones, single digit royalties based on net sales reduced by certain factors and a minimum annual royalty of $0.75 million per year following a first marketing approval.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

For the twelve months ended December 31, 2018 and 2017, Helocyte recorded $1.5 million and nil, respectively in research and development - licenses acquired on the Consolidated Statement of Operations in connection with this license. The expense recorded in 2018 was in connection to the achievement of a milestone due upon the completion of the Phase 2 clinical study for Triplex, which was met during the fourth quarter of 2018. Also, during 2018, Helocyte discontinued development under the PepVax license and terminated the related license and clinical trial agreements with COH.

Mustang

For the years ended December 31, 2018 and 2017 Mustang recorded the following expense in research and development – licenses acquired:

	For the year ended December 31,
($ in thousands)	2018	2017
City of Hope
Manufacturing	$75	$–
IL13Rα2	–	500
IV/ICV	–	125
PSCA	–	300
HER2	200	600
CSI	–	600
Harvard - CRISPR	–	250
UCLA	–	200
Fred Hutch - CD20	–	300
St. Jude – XSCID	1,000	–
Total	$1,275	$2,875

License Agreement with the City of Hope

In March 2015, Mustang entered into an exclusive license agreement with COH to acquire intellectual property rights pertaining to CAR T (the “COH License”). Pursuant to the COH License, Mustang paid COH an upfront fee of $2.0 million in April 2015 (included in research and development-licenses acquired expenses on the Consolidated Statement of Operations) and granted COH 1.0 million shares of Mustang’s Class A Common Stock, representing 10% ownership of Mustang. Additional payments totaling $2.0 million are due upon the completion of two financial milestones, and payments totaling $14.5 million are due upon the completion of six development goals. Future mid-single digit royalty payments are due on net sales of licensed products, with a minimum annual royalty of $1.0 million.

Mustang valued the stock grant to COH utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 44.8%, weighted average cost of capital of 30%, and net of debt utilized, resulting in a value of $0.147 per share or $0.1 million on March 31, 2015.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In February 2017, the Company and COH amended and restated the Original Agreement by entering into three separate amended and restated exclusive license agreements, one relating to CD123, one relating to IL13Rα2 and one relating to the Spacer technology, that amended the Original Agreement in certain other respects, and collectively replace the Original Agreement in its entirety. The total potential consideration payable to COH by the Company, in equity or cash, did not, in the aggregate, change materially from the Original Agreement.

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

IL13R2 License

Pursuant to the IL13R2 License, Mustang and COH acknowledge that an upfront fee was paid under the Original License. In addition, an annual maintenance fee will continue to apply. COH is eligible to receive up to approximately $14.5 million in milestone payments upon and subject to the achievement of certain milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. Mustang is obligated to pay COH a percentage of certain revenues received in connection with a sublicense in the mid-teens to mid-thirties, depending on the timing of the sublicense in the development of any product. In addition, equity grants made under the Original License were acknowledged, and the anti-dilution provisions of the Original License were carried forward. During the years ended December 31, 2018 and 2017, Mustang recorded an expense of nil and $0.5 million, respectively in connection with the achievement of certain milestones pursuant to the IL13R2 License.

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

IV/ICV Agreement

On February 17, 2017, Mustang entered into an exclusive license agreement (the “IV/ICV Agreement”) with COH to acquire intellectual property rights in patent applications related to the intraventricular and intracerebroventricular methods of delivering T cells that express CARs. Pursuant to the IV/ICV Agreement, Mustang paid COH an upfront fee of $0.1 million in March 2017. COH is eligible to receive up to approximately $0.1 million in milestone payments upon the achievement of a certain milestone as well as an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products and services. During the years ended December 31, 2018 and 2017, respectively, Mustang recorded an expense of nil and $0.1 million, respectively in connection with the acquisition of this license.

HER2 Technology License

On May 31, 2017, Mustang entered into an exclusive license agreement with the COH for the use of human epidermal growth factor receptor 2 (HER2) CAR T technology (HER2 Technology), which will initially be applied in the treatment of glioblastoma multiforme. Pursuant to the Agreement, Mustang paid an upfront fee of $0.6 million and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments of up to $14.9 million are due upon and subject to the achievement of ten development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products. During the years ended December 31, 2018 and 2017, respectively, Mustang recorded an expense of $0.2 million and $0.6 million, respectively in connection with the acquisition of this license as well as the achievement of a milestone in connection with this license during 2018.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

CS1 Technology License

On May 31, 2017, Mustang entered into an exclusive license agreement with the COH for the use of CS1 specific CAR T technology (CS1 Technology) to be directed against multiple myeloma. Pursuant to the Agreement, Mustang paid an upfront fee of $0.6 million on July 3, 2017 and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments of up to $14.9 million are due upon and subject to the achievement of ten development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products. During the years ended December 31, 2018 and 2017, respectively, Mustang recorded an expense of nil and $0.6 million, respectively in connection with the acquisition of this license.

PSCA Technology License

On May 31, 2017, Mustang entered into an exclusive license agreement with the COH for the use of prostate stem cell antigen (PSCA) CAR T technology (PSCA Technology) to be used in the treatment of prostate cancer. Pursuant to the Agreement, Mustang paid an upfront fee of $0.3 million on July 3, 2017 and will owe an annual maintenance fee of $50,000 (beginning in 2019). Additional payments of up to $14.9 million are due upon and subject to the achievement of ten development milestones, and royalty payments in the mid-single digits are due on net sales of licensed products. During the years ended December 31, 2018 and 2017, respectively, Mustang recorded an expense of nil and $0.3 million, respectively in connection with the acquisition of this license.

Manufacturing License

On January 3, 2018, Mustang entered into a non-exclusive license agreement with COH to acquire patent and licensed know-how rights related to developing, manufacturing, and commercializing licensed products. The Company paid $75,000 in consideration for the licenses to the patent rights and the licensed know-how in addition to an annual maintenance fee. Royalty payments in the low-single digits are due on net sales of licensed products. During the years ended December 31, 2018 and 2017, respectively, Mustang recorded an expense of $0.1 million and nil, respectively in connection with the acquisition of this license.

License with University of California

On March 17, 2017, Mustang entered into an exclusive license agreement with the Regents of the University of California (“UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. Pursuant to the UCLA Agreement, Mustang paid UCLA an upfront fee of $0.2 million on April 25, 2017. Annual maintenance fees also apply; additional payments are due upon achievement of certain development milestones totaling $14.3 million, and royalty payments in the mid-single digits are due on net sales of licensed products. During the years ended December 31, 2018 and 2017, respectively, Mustang recorded an expense of nil and $0.2 million, respectively in connection with the acquisition of this license.

Fred Hutchinson Cancer Research Center License

On July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD 20 Technology License”). Pursuant to the CD 20 Technology License, Mustang paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by Mustang of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of certain development milestones totaling $39.1 million and royalty payments in the mid-single digits are due on net sales of licensed products. During the years ended December 31, 2018 and 2017, respectively, Mustang recorded an expense of nil and $0.3 million, respectively in connection with the acquisition of this license.

Harvard College License

On November 20, 2017, Mustang entered into an exclusive, worldwide license agreement with President and Fellows of Harvard College (the “Harvard Agreement”) for the use of gene editing, via the use of CRISPR/Cas9, to be used in enhancing the efficacy of chimeric antigen receptor T (CAR T) cell therapies for solid tumor indications and to generate universal off the shelf CAR T cell therapies for both liquid and solid tumor indications. Pursuant to the Harvard Agreement, Mustang paid Harvard College an upfront fee of $0.3 million and will owe an annual maintenance fee of $25,000 and $50,000 for calendar years 2018 and 2019, respectively, and $100,000 for each subsequent calendar year during the term of the agreement. Additional payments are due for the achievement of seven development milestones totaling $16.7 million and royalty payments in the low-single digits are due on the net sales of licensed products. During the years ended December 31, 2018 and 2017, respectively, Mustang recorded an expense of nil and $0.3 million, respectively in connection with the acquisition of this license.

St. Jude Children’s Research Hospital

On August 2, 2018, Mustang entered into an exclusive worldwide license agreement with St. Jude Children’s Research Hospital (“St. Jude”) for the development of a first-in-class ex vivo lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“XSCID”). Mustang paid $1.0 million in consideration for the exclusive license in addition to an annual maintenance fee of $0.1 million (beginning in 2019). St. Jude is eligible to receive payments totaling $13.5 million upon the achievement of five development and commercialization milestones. Royalty payments in the mid-single digits are due on net sales of licensed products. During the years ended December 31, 2018 and 2017, respectively, Mustang recorded an expense of $1.0 million and nil , respectively in connection with the acquisition of this license.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Tamid

Licenses with the University of North Carolina

On November 30, 2017, Tamid entered into three exclusive AAV gene therapies licensing arrangements with the University of North Carolina at Chapel Hill (“UNC”).  The preclinical product candidates acquired through these licenses target ocular manifestations of Mucopolysaccharidosis type 1 (MPS1), dysferlinopathies and corneal transplant rejections.  The three therapies were developed in the lab of Matthew Hirsch, Ph.D., Assistant Professor, Ophthalmology at the UNC Gene Therapy center.  During the years ended December 31, 2018 and 2017, Tamid recorded an expense of nil and $0.3 million, respectively, in connection with these licensing arrangements.

As additional consideration for the three licenses, UNC received 1.0 million common shares of Tamid representing 10% of the ownership of Tamid. The stock grant to the UNC was valued utilizing an equity allocation method model to determine the value of the equity grant.  The model utilized a discount for lack of marketability of 40.5%, and a volatility of 75% resulting in a value of $0.015 per share or $15,000 recorded as part of the license fee acquired for the year ended December 31, 2017.

MPS1 License

Under the MPS1 license, additional payments are due to UNC upon the achievement by Tamid of two development milestones totaling $5.5 million.  Additional payments totaling $7.5 million are due upon the achievement of certain net sales milestones. In addition, the achievement of certain diligence milestones is required. Extension for such milestones is $10,000 per milestone for the first year and $20,000 per milestone thereafter.

Nanadysferlin License

Under the Nanadysferlin license, additional payments are due to UNC upon the achievement by Tamid of three development milestones totaling $5.4 million.  Additional payments totaling $33 million are due upon the achievement of five net sales milestones. In addition, the achievement of certain diligence milestones is required. Extension for such milestones is $10,000 per milestone for the first year and $20,000 per milestone thereafter.

HLA-G License

Under the HLA-G license, additional payments are due to UNC upon the achievement by Tamid of three development milestones totaling $5.4 million.  Additional payments totaling $42 million are due upon the achievement of five net sales milestones. In addition, the achievement of certain diligence milestones is required. Extension for such milestones is $10,000 per milestone for the first year and $20,000 per milestone thereafter.

7. Milestones and Sponsored Research Agreements

The Company has a license agreement with the University College London Business PLC (“UCLB”) under which the Company received an exclusive, worldwide license to develop and commercialize CNDO-109 to activate NK cells for the treatment of cancer-related and other conditions. In consideration for the license, the Company made upfront payments totaling $0.1 million and may be required to make future milestone payments totaling up to approximately $22.0 million upon the achievement of various milestones related to regulatory or commercial events In the event that CNDO-109 is commercialized, the Company is obligated to pay to UCLB annual royalties ranging from 3% to 5% based upon various levels of net sales of the product. Under the terms of the license agreement, the Company is allowed to grant sublicenses to third parties without the prior approval of UCLB. In the event that the Company sublicenses CNDO-109 to a third party, the Company is obligated to pay to UCLB all or a portion of the royalties the Company receives from the sub-licensee. Through December 31, 2018, the Company has not sub-licensed CNDO-109 to a third party.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Aevitas

On January 25, 2018, Aevitas entered into a Sponsored Research Agreement with the University of Massachusetts (“UMass SRA”) for certain continued research and development activities related to the development of adeno-associated virus (“AAV”) gene therapies in complement-mediated diseases. The total amount to be funded by Aevitas under the UMass SRA is $0.8 million. Pursuant to the terms of the UMass SRA, Aevitas paid $0.8 million which was due upon execution. For the year ended December 31, 2018, Aevitas recorded expense of approximately $0.8 million in connection with the UMass SRA. The expense was recorded in research and development expenses in the Company’s Consolidated Statements of Operations. No expense related to this Agreement was recorded in 2017.

On July 24, 2018, Aevitas entered into a Sponsored Research Agreement with the Trustees of the University of Pennsylvania (“UPenn SRA”) for certain continued research and development activities related to the development of AAV gene therapies in complement-mediated diseases. The total amount to be funded by Aevitas under the UPenn SRA is $2.0 million. Pursuant to the terms of the UPenn SRA, Aevitas paid $0.3 million which was due upon execution. For the year ended December 31, 2018, Aevitas recorded expense of approximately $0.5 million in connection with the UMass SRA. The expense was recorded in research and development expenses in the Company’s Consolidated Statements of Operations. No expense related to this Agreement was recorded in 2017.

Caelum

On March 12, 2018, Caelum entered into a Sponsored Research Agreement with Columbia University to conduct preclinical research in connection with CAEL-101. The total cost of the study approximates $0.1 million. For the year ended December 31, 2018, Caelum recorded expense of approximately $0.1 million in connection with the agreement. The expense was recorded in research and development expense in the Company’s Consolidated Statements of Operations. No expense related to this Agreement was recorded in 2017.

Cellvation

In October 2016, Cellvation entered research funding agreement with the University of Texas in connection with the license for a method and apparatus for conditioning cell populations for cell therapies. In connection with this agreement Cellvation agreed to fund $0.8 million of research quarterly through March 31, 2018. The agreement was revised effective May 1, 2017, with quarterly payments extended through December 31, 2018. For the year ended December 31, 2018 and 2017 Cellvation recorded an expense of $0.3 million and $0.1 million, respectively, representing amounts due under this arrangement.

Checkpoint

NeuPharma, Inc. Sponsored Research Agreement

In connection with its license agreement with NeuPharma, Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX, a related party, agreed to assume all costs associated with this Sponsored Research Agreement and paid Checkpoint for all amounts previously paid by the Company.  For the year ended December 31, 2018 and 2017, approximately $35,000 and $0.6 million, respectively, was recognized in revenue in connection with the Sponsored Research Agreement in the Consolidated Statements of Operations.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018 and 2017, Helocyte recorded approximately $0.1 million and $3.7 million, consisting of nil and $2.6 million in connection with the Triplex Research Agreement and $0.1 million and $1.1 million in connection with the PepVax Research Agreement and nil, respectively, recorded in research and development expenses in the Company’s Consolidated Statements of Operations in connection with these agreements.

ConVax (Pentamer) Sponsored Research Agreement

On May 1, 2017, Helocyte and COH entered in a Sponsored Research Agreement for preclinical studies in connection with the development of ConVax. In June 2017, Helocyte made an upfront payment of $1.5 million to fund the development plan, the payment was recorded as a prepayment on the Consolidated Balance Sheets. For the years ended December 31, 2018 and 2017, Helocyte recorded approximately $1.3 million and $0.2 million, respectively, in research and development expenses in the Company’s Consolidated Statements of Operations. This agreement expired during 2018.

Mustang

For the years ended December 31, 2018 and 2017 Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the year ended December 31,
($ in thousands)	2018	2017
City of Hope	$2,000	$2,000
City of Hope - CD123	835	1,367
City of Hope - IL13Rα2	1,056	1,385
City of Hope - Manufacturing	458	-
Fred Hutch - CD20	1,301	614
BIDMC - CRISPR	69	138
Total	$5,719	$5,504

City of Hope Sponsored Research Agreement

In March 2015, in connection with Mustang’s license with COH for the development of CAR T, Mustang entered into a Sponsored Research Agreement in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal annual installments, until 2020. The research covered under this arrangement is for IL13Rα2, CD123 and the Spacer technology. For the year ended December 31, 2018 and 2017, Mustang incurred expense of $2.0 million and $2.0 million, respectively and recorded as research and development expense in the Company’s Consolidated Statement of Operations.

CD 123 Clinical Research Support Agreement

On February 17, 2017, Mustang entered into a Clinical Research Support Agreement for CD123. Pursuant to the terms of this agreement, Mustang made an upfront payment of approximately $20,000 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of CD123. For the year ended December 31, 2018 and 2017 Mustang recorded approximately $0.8 million and $1.4 million, respectively, in research and development expenses in the Company’s Consolidated Statements of Operations.

IL13R2 Clinical Research Support Agreement

Also, on February 17, 2017, Mustang entered into a Clinical Research Support Agreement for IL13R2 (“IL13R2 CRA”). Pursuant to the terms of this agreement Mustang made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of IL13R2. For the year ended December 31, 2018 and 2017, Mustang recorded approximately $1.1 million and $1.4 million, respectively, in research and development expenses under the IL13R2 CRA in the Company’s Consolidated Statements of Operations.

City of Hope Sponsored Research Agreement - Manufacturing

On January 3, 2018, Mustang entered into a Sponsored Research Agreement with COH to optimize and develop CAR T cell processing procedures. Pursuant to the SRA, the Company will fund continued research in the amount of $0.9 million for the program, which has an initial term of two (2) years. For the year ended December 31, 2018 and 2017 Mustang recorded approximately $0.5 million and nil, respectively, in research and development expenses in the Company’s Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

CD20 Clinical Trial Agreement

Also, on July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutch, Mustang entered into an investigator-initiated clinical trial agreement (“CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, Mustang agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. For the year ended December 31, 2018 and 2017 Mustang recorded $1.3 million and $0.6 million of expense, respectively, related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations.

CRISPR Sponsored Research Agreement

On November 28, 2017, Mustang entered into a Sponsored Research Agreement with Beth Israel Deaconess Medical Center Inc. (“BIDMC”) to perform research relating to gene editing, via the use of CRISPR/Cas9, to be used in enhancing the efficacy of chimeric antigen receptor T (CAR T) cell therapies for solid tumor indications and to generate universal off the shelf CAR T cell therapies for both liquid and solid tumor indications. The Company agreed to fund approximately $0.8 million over a three-year period. The Company recorded $0.1 million and $0.1 million in 2018 and 2017, respectively, related to this arrangement related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations.

Tamid

On November 30, 2017, in connection with its three separate license agreements with UNC, Tamid entered into a Sponsored Research Agreement with UNC (“UNC SRA”) for certain continued research and development activities related to Nanodysferlin for treatment of Dysferlinopathy, and AAV-HLA-G for corneal transplant rejection. Total amount to be funded by Tamid under the UNC SRA is $2.3 million over a term of three years. Pursuant to the terms of the UNC SRA, Tamid paid $0.8 million which was due upon execution. For the year ended December 31, 2018 and 2017, Tamid recorded expense of $0.7 million and $0.1 million respectively in connection with the UNC SRA. The expense was recorded in research and development expenses in the Company’s Consolidated Statements of Operations.

8. Intangibles

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

On August 31, 2018, JMC entered into an agreement with a third party to acquire the exclusive rights to Exelderm®, a topical antifungal available in a cream and solution. This acquisition was recorded as an intangible asset and expense will be recognized over the expected life of Exelderm® of 3 years. JMC commenced the sale of Exelderm® in September 2018 and accordingly commenced the amortization of this cost.

The table below provides a summary of the JMC intangible asset as of December 31, 2018 and 2017, respectively:

($ in thousands)	Estimated Useful
	Lives (in years)	2018	2017
Ceracade®	3	$300	$300
Luxamend®	3	50	50
Targadox®	3	1,250	1,250
Exelderm®	3	1,200	0
Total		2,800	1,600
Accumulated amortization		1,383	717
Net intangible assets		$1,417	$883

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The table below provides a summary for the years ended December 31, 2018 and 2017, of JMC recognized expense related to its product licenses, which was recorded in costs of goods sold on the Consolidated Statement of Operations (see Note 18):

($ in thousands)
Intangible assets at January 1, 2017	$1,417
Addition	–
Amortization expense	(534)
Intangible assets at December 31, 2017	$883
Addition	1,200
Amortization expense	(666)
Intangible assets at December 31, 2018	$1,417

The future amortization of these intangible assets is as follows ($ in thousands):

					Total
	Ceracade®	Luxamend®	Targadox®	Exelderm®	Amortization
Year Ended December 31, 2019	$33	$4	$313	$400	$750
Year Ended December 31, 2020	–	–	–	400	400
Year Ended December 31, 2021	–	–	–	267	267
Total	$33	$4	$313	$1,067	$1,417

9. Debt and Interest

Debt

Total debt consists of the following as of December 31, 2018 and December 31, 2017:

	December 31,
($ in thousands)	2018	2017	Interest rate	Maturity
IDB Note	$14,929	$14,929	2.25%	Aug - 2020
2017 Subordinated Note Financing	3,254	3,254	8.00%	March - 2020
2017 Subordinated Note Financing	13,893	13,893	8.00%	May - 2020
2017 Subordinated Note Financing	1,820	1,820	8.00%	June - 2020
2017 Subordinated Note Financing	3,018	3,018	8.00%	August - 2020
2017 Subordinated Note Financing	6,371	6,371	8.00%	September - 2020
2018 Venture Debt	6,517	–	8.00%	February - 2021
2018 Venture Debt	15,190	–	8.00%	March - 2021
Opus Credit Facility[3]	9,500	9,500	12.00%	September - 2019
Helocyte Convertible Note, at fair value[2]	–	1,000	8.00%	December 2017
Helocyte Convertible Note, at fair value[2]	–	2,194	8.00%	September - 2018
Helocyte Convertible Note, at fair value[2]	–	1,062	8.00%	April - 2018
Helocyte Convertible Note, at fair value	–	444	8.00%	November - 2018
Caelum Convertible Note, at fair value[1]	1,000	1,017	8.00%	January - 2019
Caelum Convertible Note, at fair value[1]	6,800	6,900	8.00%	February - 2019
Caelum Convertible Note, at fair value[1]	2,114	2,142	8.00%	March - 2019
Total notes payable	84,406	67,544
Less: Discount on notes payable	4,903	5,045
Total notes payable	$79,503	$62,499

Note 1:  – Classified as short-term on the Company’s Consolidated Balance Sheet as of December 31, 2018.

Note 2:  – Classified as short-term on the Company’s Consolidated Balance Sheet as of December 31, 2017.

Note 3:  – Classified as short-term on the Company’s Consolidated Balance Sheet as of December 31, 2018 and 2017.

IDB Note

On February 13, 2014, the Company executed a promissory note in favor of IDB in the amount of $15.0 million (the “IDB Note”). The Company borrowed $14.0 million against this note and used it to repay its prior loan from Hercules Technology Growth Capital, Inc. The Company may request revolving advances under the IDB Note in a minimum amount of $0.1 million (or the remaining amount of the undrawn balance under the IDB Note if such amount is less than $0.1 million). All amounts advanced under the IDB Note are due in full at the earlier of: (i) August 1, 2020, as extended or (ii) on the IDB’s election following the occurrence and continuation of an event of default. The unpaid principal amount of each advance shall bear interest at a rate per annum equal to the rate payable on the Company’s money market account plus a margin of 150 basis points. The interest rate at December 31, 2018 was 2.25%. The IDB Note contains various representations and warranties customary for financings of this type.

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

At December 31, 2018 and 2017, the Company had approximately $14.9 million outstanding under its promissory note with IDB.

NSC Note

In March 2015, the Company closed a private placement of a promissory note for $10.0 million through National Securities Corporation’s “NSC Note”. The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Strategic Development, are Co-Portfolio Managers and Partners of Opus Point Partners Management, LLC (“OPPM”), which owns approximately 4.7% of National Holdings Corporation, Inc. the parent of National Securities Inc. The Company used the proceeds from the NSC Note to acquire medical technologies and products. The NSC Note matured in 36 months, provided that during the first 24 months the Company can extend the maturity date by six months. No principal amount is due for the first 24 months (or the first 30 months if the maturity date is extended). Thereafter, the NSC Note will be repaid at the rate of 1/12 of the principal amount per month for a period of 12 months. Interest on the note is 8% payable quarterly during the first 24 months (or the first 30 months if the note is extended) and monthly during the last 12 months. NSC, a wholly owned subsidiary of National Holdings Corporation, acted as the sole placement agent for the NSC Note. The Company paid NSC a fee of $0.9 million during the year ended December 31, 2015, in connection with the NSC Note. At December 31, 2015, the Company recorded the fee as a discount to notes payable, long-term on the Consolidated Balance Sheets and amortized it over the life of the NSC Note. The effective interest rate on the NSC Note was 14.00% at December 31, 2017, respectively. The NSC Note was paid in July 2017.

Helocyte Convertible Notes

During 2016 Helocyte entered into an agreement with Aegis Capital Corp. (“Aegis”) to raise up to $5.0 million in convertible notes. The notes had an initial term of 18 months, which could be extended at the option of the holder, on one or more occasions, for up to 180 days and accrue simple interest at the rate of 5% per annum for the first 12 months and 8% per annum simple interest thereafter. The notes are guaranteed by Fortress. The outstanding principal and interest of the notes automatically converts into the type of equity securities sold by Helocyte in the next sale of equity securities in which Helocyte realizes aggregate gross cash proceeds of at least $10.0 million (before commissions or other expenses and excluding conversion of the notes) at a conversion price equal to the lesser of (a) the lowest price per share at which equity securities of Helocyte are sold in such sale less a 33% discount and (b) a per share price based on a pre-offering valuation of $50.0 million divided by the number of common shares outstanding on a fully-diluted basis. The outstanding principal and interest of the notes may be converted at the option of the holder in any sale of equity securities that does not meet the $10.0 million threshold for automatic conversion using the same methodology. The notes also automatically convert upon a “Sale” of Helocyte, defined as (a) a transaction or series of related transactions where one or more non-affiliates acquires (i) capital stock of Helocyte or any surviving successor entity possessing the voting power to elect a majority of the board of directors or (ii) a majority of the outstanding capital stock of Helocyte or the surviving successor entity (b) the sale, lease or other disposition of all or substantially all of Helocyte’s assets or any other transaction resulting in substantially all of Helocyte’s assets being converted into securities of another entity or cash. Upon a Sale of Helocyte, the outstanding principal and interest of the notes automatically converts into common shares at a price equal to the lesser of (a) a discount to the price per share being paid in the Sale of Helocyte equal to 33% or (b) a conversion price per share based on a pre-sale valuation of $50.0 million divided by the fully-diluted common stock of Helocyte immediately prior to the Sale of Helocyte (excluding the notes).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Due to the complexity and number of embedded features within each convertible note, and as permitted under accounting guidance, the Company elected to account for the convertible notes and all the embedded features under the fair value option (see note 5).

During the twelve months ended December 31, 2018, the Helocyte Convertible Notes matured, and were all repaid in full.

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

On March 12, 2018, the Company and Opus Point Healthcare Innovation Healthcare Fund (“OPHIF”) amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”). The A&R Opus Credit Facility extended the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum. The A&R Opus Credit Facility was accounted for as a debt modification for the year ended December 31, 2018.

As of December 31, 2018, and 2017, $9.5 million was outstanding under the Opus Credit Facility.

IDB Letters of Credit

The Company has several letters of credit (“LOC”) with IDB securing rent deposits for lease facilities totaling approximately $1.1 million. The LOC’s are secured by cash, which is included in restricted cash. Interest paid on the letters of credit is 2% per annum.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

National Securities Corporation (“NSC”), a subsidiary of National and a related party, (see Note 16), pursuant to a Placement Agency Agreement entered into between the Company, NAM Biotech Fund and NSC (the “NAM Placement Agency Agreement”) and a Placement Agency Agreement entered into between the Company, NAM Special Situations Fund and NSC (together with the NAM Placement Agency Agreement, the “Placement Agency Agreements”) acts as placement agent in the 2017 Subordinated Note Financing. Pursuant to the terms of the Placement Agency Agreements, NSC receives (in addition to reimbursement of certain expenses) an aggregate cash fee equal to 10% of the aggregate sales price of the Notes sold in the 2017 Subordinated Note Financing to NAM Biotech Fund and NAM Special Situations Fund. The Placement Agent also receives warrants equal to 10% of the aggregate principal amount of the Notes sold in the 2017 Subordinated Note Financing divided by the closing share price of the Company’s common stock on the date of closing (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable immediately at such closing share price for a period of five years. The Placement Agent will have a right of first offer for a period of 12 months for any proposed issuance of the Company’s capital stock in a private financing, subject to certain exceptions, and will also have the right to participate as an investor in subsequent financings.

On March 31, 2017, the Company held its first closing of the 2017 Subordinated Note Financing and received gross proceeds of $3.2 million. NSC received a cash fee of approximately $0.3 million and warrant to purchase 87,946 shares of the Company’s common stock at an exercise price of per share $3.70.

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

Caelum Convertible Notes

On July 31, 2017 Caelum through National Securities Corporation (“NSC” or “Placement Agent”), a subsidiary of National offered up to $10 million, convertible promissory notes (the “Caelum Convertible Notes”) to accredited investors (as defined under the U.S. Federal securities laws). Under the terms of the offering the Placement Agent received a 10% selling commission, payable by Caelum and deducted from the gross proceeds (see Note 16).

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

On January 30, 2019 Caelum entered into a Development, Option and Stock Purchase Agreement (the “DOSPA”) and related documents by and among Caelum, Alexion Therapeutics, Inc. (“Alexion”), Fortress and the Caelum security holders’ parties thereto (including Fortress, the “Sellers”) (see Note 21). The first of four transactional components of the DOSPA is the purchase by Alexion of a number of shares of Caelum preferred stock equal to 19.9% of Caelum’s total capitalization for consideration of $30 million. This transaction caused the Caelum convertible notes to convert into 1,870,412,shares of Caelum preferred Class B stock. Based on this transaction, the notes were written down to par value of $9.9 million and the related warrant liability was written up to the full value of $1.0 million at December 31, 2018 (see Note 5). Further, the Alexion transaction resulted in the automatic conversion of the notes, as such on January 30, 2019 the notes were converted into equity.

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

During the year ended December 31, 2018, the Company has transferred $2.2 million to Aevitas, $1.4 million to Tamid, $1.1 Million to Cyprium and $1.7 million to Cellvation. Notwithstanding such transfers, the Company continues to hold such debt balances as liabilities on its own balance sheet on a consolidated basis, until such time as the SubCo Funding Threshold is met with respect to a particular subsidiary.

In connection with this transfer NSC will receive warrants to purchase each such subsidiary’s stock equal to 25% of that subsidiary’s proceeds of the 2018 Venture Notes divided by the lowest price at which the subsidiary sells its equity in its first third party equity financing. The warrants issued will have a term of 10 years and an exercise price equal to the par value of the Fortress subsidiary’s common stock. As of December 31, 2018, the warrants were contingently issuable as neither an initial public offering nor a third-party financing had occurred.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	For the Years Ended December 31,
($ in thousands)	2018			2017
	Interest	Fees [1]	Total	Interest	Financing	Fees [1]	Total
IDB Note	$341	$-	$341	$340	$-	$-	$340
NSC Debt	-	-	-	147	-	201	348
2017 Subordinated Note Financing	4,217	1,363	5,580	2,234	-	686	2,920
Opus Credit Facility	1,141	636	1,777	1,085	-	1,037	2,122
Venture Debt	1,364	420	1,784	-	-	-	-
LOC Fees	30	-	30	36	-	-	36
Helocyte Convertible Note	94	-	94	261	1	-	262
Avenue Convertible Note	-	-	-	5	3	-	8
Caelum Convertible Note	787	-	787	265	100	1,217	1,582
Falk CSR	(64)	-	(64)	64	-	-	64
Other	11	-	11	5	-	-	5
Total Interest Expense and Financing Fee	$7,921	$2,419	$10,340	$4,442	$104	$3,141	$7,687

Note 1: Amortization of fees

10. Accrued Liabilities and other Long-Term Liabilities

Accrued expenses and other long-term liabilities, excluding National, consisted of the following:

	December 31,
($ in thousands)	2018	2017
Accrued expenses:
Professional fees	$1,434	$1,625
Salaries, bonuses and related benefits	5,843	5,279
Accrued expenses - related party	-	95
Research and development	3,805	1,873
Research and development - milestones	200	800
Research and development - manufacturing	826	1,188
Research and development - clinical supplies	160	85
Research and development - license maintenance fees	519	100
Dr. Falk Pharma settlement	300	3,059
Accrued royalties payable	1,108	1,411
Accrued coupon expense	838	1,087
Other	1,327	1,030
Total accrued expenses	$16,360	$17,632

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge	5,211	4,739
Total other long-term liabilities	$5,211	$4,739

11. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows ($ in thousands):

		For the twelve months ended
	As of December 31, 2018	December 31, 2018	As of December 31, 2018
($ in thousands)	NCI equity share	Net loss attributable to non- controlling interests	Non-controlling interests in consolidated entities	Non-controlling ownership
Aevitas	$(474)	$(606)	$(1,080)	36.1%
Avenue [1]	13,326	(13,735)	(409)	64.81%
Caelum	(2,436)	(2,413)	(4,849)	36.8%
Cellvation	(457)	(185)	(642)	21.1%
Checkpoint [1]	31,648	(23,470)	8,178	69.3%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(210)	(62)	(272)	10.8%
Helocyte	(3,372)	(684)	(4,056)	19.8%
JMC	(475)	245	(230)	6.9%
Mustang [1]	38,631	(16,628)	22,003	60.5%
Tamid	(211)	(251)	(462)	23.4%
Total	$75,680	$(57,789)	$17,891

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	As of December, 31, 2017	For the twelve months ended December 31, 2017	As of December 31, 2017
	NCI equity share	Net gain/(loss) attributable to non-controlling interests	Non-controlling interests in consolidated entities	Non-controlling ownership
Aevitas	$(126)	$(168)	$(294)	35.4%
Avenue[2]	17,454	(4,646)	12,808	66.1%
Caelum	(815)	(1,262)	(2,077)	34.7%
Cellvation	(259)	(96)	(355)	21.5%
Checkpoint[1]	21,635	(12,314)	9,321	62.0%
Coronado SO	(236)	(54)	(290)	13.0%
Cyprium	(143)	(15)	(158)	11.1%
Helocyte	(1,907)	(1,193)	(3,100)	20.0%
JMC	(469)	7	(462)	6.3%
Mustang[2]	48,740	(11,911)	36,829	61.6%
National Holdings	17,021	(1,216)	15,805	43.4%
Tamid	(6)	(92)	(98)	24.0%
Total	$100,889	$(32,960)	$67,929

Note1:	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.

Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

12. Net Loss per Common Share

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

 Included in Common Stock issued and outstanding as of December 31, 2018 and 2017 were 11,174,113 and 9,840,614 shares of unvested restricted stock, which is excluded from the weighted average Common Stock outstanding since its effect would be dilutive.

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

The following shares of potentially dilutive securities, weighted during the years ended December 31, 2018 and 2017 have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	For the Years Ended December 31,
	2018	2017
Warrants to purchase Common Stock	886,682	745,285
Opus warrants to purchase Common Stock	1,880,000	628,383
Options to purchase Common Stock	1,085,502	1,093,283
Convertible preferred stock	1,000,000	2,740
Unvested Restricted Stock	11,174,113	9,840,614
Unvested Restricted Stock Units	1,655,849	1,390,799
Total	17,682,146	13,701,104

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

13. Stockholders’ Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 100,000,000 shares of $0.001 par value Common Stock of which 57,845,447 and 50,991,285 shares are outstanding at December 31, 2018 and 2017, respectively.

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

Rights and Preference

Holders of the Company’s Common Stock have no preemptive, conversion or subscription rights, and there is no redemption or sinking fund provisions applicable to the Common Stock. The rights, preferences and privileges of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that are or may be issued.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Dividends

Dividends on Series A Preferred Stock accrue daily and will be cumulative from, and including, the date of original issue and shall be payable quarterly every March 31, June 30, September 30, and December 31, at the rate of 9.375% per annum of its liquidation preference, which is equivalent to $2.34375 per annum per share. The first dividend on Series A Preferred Stock sold in the offering was payable on December 31, 2017 (in the amount of $0.299479 per share) to the holders of record of the Series A Preferred Stock at the close of business on December 15, 2017 and thereafter for each subsequent quarter in the amount of $0.5839375 per share. The Company recorded approximately $2.3 million and $0.3 million of dividends in Additional Paid in Capital on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

As of December 31, 2018, and 2017, 1,000,000 shares of Series A Preferred Stock were issued and outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Stock-Based Compensation

As of December 31, 2018, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). In 2007, the Company’s Board of Directors adopted and stockholders approved the 2007 Plan authorizing the Company to grant up to 6,000,000 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, stock options and other types of grants. In 2013, the Company’s Board of Directors adopted and stockholders approved the 2013 Plan authorizing the Company to grant up to 2,300,000 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, stock options and other types of grants. In 2015, the Company’s Board of Directors and stockholders approved an increase of 7,700,000 shares for the 2013 Plan bringing the total number of shares approved under this plan to 10,000,000, with the aggregate total of authorized shares available for grants under the 2007 Plan and the 2013 Plan of up to 16,000,000 shares. An aggregate 13,176,146 shares were granted under both the Company’s 2007 and 2013 plans, net of cancellations, and 2,823,854 shares were available for issuance as of December 31, 2018.

Certain partner companies have their own equity compensation plan under which shares are granted to eligible employees, directors and consultants in the form of restricted stock, stock options, and other types of grants of stock of the respective partner company’s common stock. The table below provides a summary of those plans as of December 31, 2018:

Partner Company	Stock Plan	Shares Authorized	Shares available at December 31, 2018
Aevitas	Aevitas Therapeutics, Inc. 2018 Long Term Incentive Plan	2,000,000	1,802,000
Avenue	Avenue Therapeutics, Inc. 2015 Stock Plan	2,000,000	647,022
Caelum	Caelum Biosciences Inc. 2017 Incentive Plan	3,000,000	371,336
Cellvation	Cellvation Inc. 2016 Incentive Plan	2,000,000	300,000
Checkpoint	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Stock Plan	5,000,000	2,345,457
Cyprium	Cyprium Therapeutics, Inc. 2017 Stock Plan	2,000,000	2,000,000
Helocyte	DiaVax Biosciences, Inc. 2015 Incentive Plan	2,000,000	341,667
Journey	Journey Medical Corporation 2015 Stock Plan	3,000,000	434,792
Mustang	Mustang Bio, Inc. 2016 Incentive Plan	5,000,000	2,049,689
Tamid	FBIO Acquisition Corp. V 2017 Incentive Plan	2,000,000	1,600,000

The purpose of the Company’s and partner company’s equity compensation plans is to provide for equity awards as part of an overall compensation package of performance-based rewards to attract and retain qualified personnel. Such awards include, without limitation, options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. Vesting of awards may be based upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions.

Incentive and non-statutory stock options are granted pursuant to option agreements adopted by the plan administrator. Options generally have 10-year contractual terms and vest in three equal annual installments commencing on the grant date.

The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. In applying this model, the Company uses the following assumptions:

•	Risk-Free Interest Rate: The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the options for each option group.
•	Volatility: As the Company has a limited trading history for its Common Stock, the expected stock price volatility for its Common Stock was estimated by incorporating two years of the Company’s historical volatility and the average historical price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. The Company’s historical volatility is weighted with that of the peer group and that combined historical volatility is weighted 80% with a 20% weighting of the Company’s implied volatility, which is obtained from traded options of the Company’s stock. The Company intends to continue to consistently apply this process using the same or similar public companies until it has sufficient historical information regarding the volatility of its Common Stock that is consistent with the expected life of the options. Should circumstances change such that the identified companies are no longer similar to the Company, more suitable companies whose share prices are publicly available would be utilized in the calculation.
•	Expected Term: Due to the limited exercise history of the Company’s stock options, the Company determined the expected term based on the Simplified Method under SAB 107 and the expected term for non-employees is the remaining contractual life for both options and warrants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

•	Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future on its common stock.

The fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the straight-line method. Journey and Mustang issued stock options during the years ended December 31, 2018 and 2017.

The fair value for non-employee stock-based awards are marked-to-market on each valuation date until vested using the Black-Scholes pricing model.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
($ in thousands)	2018	2017
Employee awards	$4,062	$6,606
Executive awards Fortress Companies' stock	1,878	-
Non-employee awards	93	83
Partner companies:
Avenue	1,537	604
Checkpoint	1,995	3,118
Mustang	4,960	2,013
Caelum	282	595
Journey	146	224
Other	59	160
Total stock-based compensation expense	$15,012	$13,403

For the years ended December 31, 2018 and 2017, $5.3 million and $4.0 million was included in research and development expenses, and $9.7 million and $9.4 million was included in general and administrative expenses, respectively.

Options

The following table summarizes Fortress stock option activities excluding activities related to partner companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2017	1,110,501	$3.78	$1,351,080	3.95
Forfeited	(25,000)	4.75	–	-
Options vested and expected to vest at December 31, 2018	1,085,501	$3.75	$–	2.93
Options vested and exercisable	1,085,501	$3.75	$–	2.93
Options outstanding	1,085,501	$3.75	$–	2.93

During the years ended December 31, 2018 and 2017, exercises of stock options resulted in total proceeds of approximately nil and $27,000, respectively.

As of December 31, 2018, the Company had unrecognized stock-based compensation expense related to all unvested options and vested options of nil and nil, respectively.

Restricted Stock

Stock-based compensation expense from restricted stock awards and restricted stock units for the years ended December 31, 2018 and 2017 was $13.9 million and $11.3 million, respectively.

During 2018, the Company granted 1,721,802 restricted shares of its Common Stock to executives and directors of the Company and 490,000 restricted stock units to employees and non-employees of the Company. The fair value of the restricted stock awards issued during 2018 of $6.6 million and the fair value of the restricted stock unit awards issued during 2018 of $1.8 million were estimated on the grant date using the Company’s stock price as of the grant date.  The 2018 restricted stock awards and restricted stock unit awards vest upon both the passage of time as well as meeting certain performance criteria. Restricted stock awards and restricted stock unit awards are expensed under the straight-line method over the vesting period.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries:

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2016	10,094,095	$2.49
Restricted stock granted	1,325,396	2.70
Restricted stock vested	(213,333)	2.75
Restricted stock units granted	1,128,750	4.17
Restricted stock units forfeited	(15,000)	2.98
Restricted stock units vested	(445,874)	3.50
Unvested balance at December 31, 2017	11,874,034	$2.63
Restricted stock granted	1,721,802	3.81
Restricted stock vested	(213,334)	2.76
Restricted stock units granted	490,000	3.64
Restricted stock units forfeited	(474,478)	3.94
Restricted stock units vested	(752,042)	3.56
Unvested balance at December 31, 2018	12,645,982	$2.72

The total fair value of restricted stock units and awards that vested during the years ended December 31, 2018 and 2017 was $3.3 million and $2.1 million, respectively. As of December 31, 2018, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock and restricted stock unit awards of $6.1 million and $3.0 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 4.9 years and 2.5 years, respectively. This amount does not include 294,583 restricted stock units as of December 31, 2018 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Deferred Compensation Plan

On March 12, 2015, the Company’s Compensation Committee approved the Deferred Compensation Plan allowing all non-employee directors the opportunity to defer all or a portion of their fees or compensation, including restricted stock and restricted stock units. During the year ended December 31, 2018 and 2017, certain non-employee directors elected to defer an aggregate of 230,000 and 230,000 restricted stock awards, respectively, under this plan.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

On June 1, 2018, the Company issued 43,707 shares of Common Stock under the ESPP. The shares were issued at $2.93 per share, which represents 85% of the closing price of $3.45 of the Common Stock on May 31, 2018. On December 31, 2018, the Company issued 67,148 shares of Common Stock under the ESPP. The shares were issued at $1.04 per share, which represents 85% of the closing price of $1.22 of the Common Stock on November 30, 2018.

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

As of December 31, 2018, 356,507 shares have been purchased and 643,493 shares are available for future sale under the Company’s ESPP. The Company recognized share-based compensation expense of $0.2 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to partner companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2016	2,263,453	$3.62	$79,800	4.74
Granted	816,180	3.84	260,380	4.87
Forfeited	(305,444)	7.07	–	–
Outstanding as of December 31, 2017	2,774,189	$3.30	$2,204,530	4.47
Forfeited	(20,000)	5.72	–	–
Outstanding as of December 31, 2018	2,754,189	$3.28	$–	3.49
Exercisable as of December 31, 2018	849,189	$3.92	$–	3.13

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

Beginning in 2017, LTIP equity interest grants were made in the form of stock. During the year ended December 31, 2017, Mr. Weiss and Dr. Rosenwald received, for their services to the Company, stock awards of 500,000 shares representing 5% of the ownership in the following entities:

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

For the year ended December 31, 2017, the Company recorded expense of approximately $0.1 million related to these grants on the Consolidated Statements of Operations. These grants are expensed by the Company at the time of the grant, as they are immediately vested.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On January 1, 2018 and 2017, the Compensation Committee granted 586,429 and 552,698 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants, made in accordance with the LTIP, represent 1% of total outstanding shares of the Company as of the dates of such grants and were granted in recognition of their performance in 2017 and 2016. The shares are subject to repurchase by the Company until both of the following conditions are met: (i) the Company’s market capitalization increases by a minimum of $100.0 million, and (ii) the employee is either in the service of the Company as an employee or as a Board member (or both) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary separation from service (as defined in the LTIP). The Company’s repurchase option on such shares will also lapse upon the occurrence of a corporate transaction (as defined in the LTIP) if the eligible employee is in service on the date of the corporate transaction. The fair value of each grant on the grant date was approximately $2.3 million for the 2018 grant and $1.5 million for the 2017 grant. For the year ended December 31, 2018 and 2017, the Company recorded expense of approximately $1.3 million and $0.6 million, respectively related to these grants on the Consolidated Statements of Operations.

For their service in 2017, Dr. Rosenwald and Mr. Weiss received bonuses of $500,000 each, paid in cash during the quarter ended June 30, 2018 (the “LTIP Annual Cash Bonus”). Dr. Rosenwald and Mr. Weiss waived their right to the LTIP Annual Cash Bonus. The Company treated this transaction as a capital contribution, which is reflected on the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2018. In lieu of the LTIP Annual Cash Bonus, on July 3, 2018 the Company’s Board granted Dr. Rosenwald and Mr. Weiss each a restricted stock award for the number of shares of the Company’s common stock with a fair market value equal to the LTIP Annual Cash Bonus, measured at the date of such consent; such number of shares as calculated at the $3.04 closing trading price of the Company’s common stock, equal to 164,473 shares each. The fair value of each grant on the grant date was approximately $0.5 million. For the year ended December 31, 2018, the Company recorded expense of approximately $0.1 million related to these grants on the Consolidated Statements of Operations.

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

Checkpoint Therapeutics, Inc.

In November 2017, the Checkpoint filed a shelf registration statement on Form S-3 (the "S-3"), which was declared effective in December 2017. Under the S-3, Checkpoint may sell up to a total of $100 million of its securities. In connection with the S-3, Checkpoint entered into an At-the-Market Issuance Sales Agreement (the "Checkpoint ATM") with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each a "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the Checkpoint ATM, Checkpoint pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. During the year ended December 31, 2018, Checkpoint sold a total of 1,841,774 shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs.

In March 2018, Checkpoint completed an underwritten public offering, whereby it sold 5,290,000 shares of its common stock at a price of $4.35 per share for gross proceeds of approximately $23.0 million. Total net proceeds from the offering were approximately $20.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million, including approximately $1.8 million to National Securities Corporation, a subsidiary of National.

Mustang Bio, Inc.

In 2017, Mustang raised gross proceeds of $56.0 million, before expenses, in a private placement of shares and warrants for which OPN Capital Markets was the placement agent and received a fee of $5.6 million (recorded as contra-equity) or 10% of the gross proceeds. The financing involved the sale of units, each consisting of 10,000 shares of common stock and a warrant exercisable for 2,500 shares of common stock at an exercise price of $8.50 per share, for a total price of $65,000 per unit. The warrants have a five-year term and are only exercisable for cash. Mustang issued 8.6 million unregistered shares of common stock, excluding founder shares, and 2.2 million warrants in connection with this transaction. In addition, the placement agent received 861,077 warrants or 10% of the shares issued.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2018, the Company determined that the warrants still did not meet the definition of a derivative and continued to qualify for equity recognition.

At Market Offering

On August 17, 2016, the Company entered into an Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with MLV & Co. LLC, or MLV, and FBR Capital Markets & Co., or FBR (“ATM”). On August 18, 2016, the Company filed a Registration Statement on Form S-3, which became effective on December 1, 2016 and permits the Company to issue and sell shares of its common stock having an aggregate offering price of up to $53.0 million from time to time through MLV and FBR, as sales agents under the Sales Agreement. The Sales Agreement terminates on August 17, 2019.

Pursuant to the terms of the ATM, for the year ended December 31, 2018, the Company issued 2,914,410 shares of common stock at an average price of $2.50 per share for gross proceeds of $7.3 million. In connection with these sales, the Company paid aggregate fees of approximately $0.3 million. No shares were issued under the ATM in 2017.

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

14. Commitments and Contingencies

Operating Lease Obligations

In October 2015, the Company entered into a 5-year lease for approximately 6,100 square feet of office space in Waltham, MA at an average annual rent of approximately $0.2 million. The Company took occupancy of this space in January 2016. For the twelve months ended December 31, 2018 and 2017, the Company recorded $0.2 million and 0.2 million, respectively of rent expense related to this facility.

On October 3, 2014, the Company entered into a 15-year lease for office space at 2 Gansevoort Street New York, NY 10014, at an average annual rent of $2.5 million. The Company took possession of this space in December 2015, and it became the Company’s principal executive office upon occupancy in the first half of 2016. Also, on October 3, 2014, the Company entered into Desk Share Agreements with each of OPPM and TGTX, to occupy 10% and 45%, respectively, of the New York, NY office space that requires them to pay their share of the average annual rent of $0.3 million and $1.1 million, respectively. These initial rent allocations will be adjusted periodically for each party based upon actual percentage of the office space occupied. At December 31, 2018, the office space occupied by OPPM and TGTX is 9% and 46%. Additionally, the Company has reserved the right to execute additional desk share agreements with other third parties and those arrangements will also affect the cost of the lease actually borne by the Company. The lease was executed to further the business strategy, which includes forming additional subsidiaries and/or affiliate companies. Mr. Weiss is Executive Chairman, Chief Executive Officer, President and a stockholder of TGTX. The lease is subject to early termination by the Company, or in circumstances including events of default, the landlord, and includes a five-year extension option in our favor. For the twelve months ended December 31, 2018 and 2017, the Company recorded $0.9 million and $1.0 million, respectively of rent expense related to this facility.

In December 2012, the Company assumed a lease from TSO Laboratories, Inc., a wholly owned subsidiary of Ovamed GmbH, for approximately 8,700 square feet of space in Woburn, MA for the purpose of establishing a manufacturing facility for TSO. The term of the lease ended February 28, 2018. The annual rent payment was approximately $0.1 million. In July 2017, the Company entered into an agreement with the landlord of this facility, whereby the Company returned the facility to the landlord.

Journey

In June 2017, Journey extended its lease for one year for 2,295 square feet of office space in Scottsdale, AZ, at an annual rate of approximately $55,000. Journey took occupancy of this space in November 2014. In August 2018, Journey amended their lease for two years and relocated to a 3,681 square feet of office space in the same location in Scottsdale, AZ at an annual rate of approximately $94,000. The term of this amended lease commenced on December 1, 2018 and will expire on November 30, 2020.

For the twelve months ended December 31, 2018 and 2017, the Company recorded $0.1 million and $0.1 million, respectively of rent expense related to this facility.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Mustang

On October 27, 2017, Mustang entered into a lease agreement to lease a 27,043 sf cell processing facility, located at 377 Plantation Street in Worcester, MA, through November 2026, subject to additional extensions at Mustang’s option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis. Mustang completed improvements to the facility of approximately $3.5 million.

The terms of the lease also require that Mustang post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which shall increase to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) when the facility is fully occupied by Mustang. After the fifth lease year, the letter of credit obligation is subject to reduction.

The Facility became operational for the production of gene therapies and personalized CAR T therapies in 2018.

For the twelve months ended December 31, 2018 and 2017 Mustang recorded $0.4 million and $0.1 million of rent expense.

Total future minimum lease payments under all leases are:

($ in thousands)
2019	$3,070
2020	3,289
2021	3,084
2022	3,084
2023	3,137
Beyond	23,466
Total minimum lease payments	$39,130

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term. Rent expense for the years ended December 31, 2018 and 2017 was $1.7 million and $1.2 million, respectively.

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

Fortress Biotech, Inc.

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

Dr. Falk Pharma, GmbH v. Fortress Biotech, Inc. (Frankfurt am Main Regional Court, Ref. No. 3-06 0 28/16). Dr. Falk Pharma, GmbH (“Dr. Falk Pharma”) and Fortress were among the parties to that certain Collaboration Agreement dated March 20, 2012, whereby they agreed to collaborate to develop a product for treatment of Crohn’s disease. A dispute arose between Dr. Falk Pharma and Fortress with respect to their relative rights and obligations under the Collaboration Agreement; specifically, Dr. Falk Pharma contended that it had fulfilled its contractual obligations to Fortress and is entitled to the final milestone payment due under the Collaboration Agreement - EUR 2.5 million. Fortress contended that no such payment is due because a condition of the EUR 2.5 million payment was the delivery of a Clinical Study Report that addressed the primary and secondary objectives of a Phase II trial, and Fortress contended that Dr. Falk Pharma failed to deliver such a Clinical Study Report. Dr. Falk Pharma filed a lawsuit against Fortress in the above-referenced Court in Frankfurt, Germany to recover the EUR 2.5 million plus interest and attorneys’ fees, and Fortress filed an answer to the complaint, denying that it had any liability to Dr. Falk Pharma. On July 27, 2017, Fortress received a judgment from the court in Frankfurt awarding the full amount (EUR 2.5 million) plus interest to Dr. Falk Pharma. Fortress appealed the decision to the Higher Regional Court of Frankfurt on August 28, 2017, and the initial response of Dr. Falk Pharma to the appeal was filed on February 16, 2018. At an appellate hearing in the Higher Regional Court on June 12, 2018, the court issued an oral ruling upholding the lower court’s judgment and indicating that an impending written, enforceable judgment would do the same. On July 12, 2018, the Higher Regional Court approved and recorded terms of settlement between Fortress and Dr. Falk Pharma pursuant to which Fortress paid $3.3 million to Dr. Falk Pharma during the calendar year of 2018, and approximately $39,500 to the court in mandated administrative fees. An additional $300,000 is due during calendar year 2019.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

At December 31, 2018 and 2017, the Company recorded a liability of approximately $0.3 million and $3.0 million, representing the U.S. dollar equivalent of the EUR 2.5 million on the Consolidated Balance Sheets.

Fortress and Mustang

On January 15, 2016, Dr. Winson Tang (“Tang”) filed a Complaint against the Company in the Superior Court of the State of California, County of Los Angeles.  Winson Tang v. Lindsay Rosenwald et al., Case No. BC607346. As amended, the Complaint alleged a breach of contract by the Company and two officers, Dr. Rosenwald and Mr. Weiss, and two claims against other Defendants, including Mustang. On November 3, 2017, Tang and Defendants entered into a Settlement Agreement regarding this matter.

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

15. Employee Benefit Plan

On January 1, 2008, the Company adopted a defined contribution 401(k) plan which allows employees to contribute up to a percentage of their compensation, subject to IRS limitations and provides for a discretionary Company match up to a maximum of 4% of employee compensation. For the years ended December 31, 2018 and 2017, the Company paid a matching contribution of $0.2 million and $0.2 million, respectively.

16. Related Party Transactions

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 13.1% and 13.0% of the Company’s issued and outstanding Common Stock as of December 31, 2018 and 2017, respectively. The Company’s Executive Vice Chairman, Strategic Development individually owns approximately 15.2% and 15.2% of the Company’s issued and outstanding Common Stock at December 31, 2018 and 2017, respectively.

For their service in 2017, the Company’s CEO and Executive Vice Chairman received bonuses of $500,000 each, paid in cash during the quarter ended June 30, 2018. The bonus recipients waived their right to a cash bonus from the Company. The Company treated this transaction as a capital contribution, which is reflected on the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2018.

Shared Services Agreement with TGTX

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the year ended December 31, 2018 and 2017, the Company invoiced TGTX $1.3 million and $1.0 million respectively. The Company received payments of $1.3 million and $0.9, respectively, for the years ended December 31, 2018 and 2017.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Each initial Desk Share Agreement has a term of five years. The Company took possession of the New York, NY office space in December 2015, commenced build out of the space shortly thereafter and took occupancy of the space in April 2016. As of December 31, 2017, the Company paid $2.4 million in rent under the Desk Space Agreements, and invoiced OPPM and TGTX approximately $135,000 and $1.0 million, respectively, for their prorated share of the rent base. In addition, as of December 31, 2017 the Company had incurred $163,000 in connection with the build out of the space and recorded a receivable of $24,000 due from TGTX and $6,600 due from OPPM.

As of July 1, 2018, TGTX employees began to occupy desks in the Waltham, MA office under the Desk Share Agreement. TGTX began to pay their share of the rent based on actual percentage of the office space occupied on a month by month basis. As of December 31, 2018, the Company had paid approximately $223,000 in rent for the Waltham, MA office, and invoiced TGTX approximately $47,000.

As of December 31, 2018, the Company had paid $2.7 million in rent under the Desk Share Agreements for both the New York, NY office and the Waltham, MA office combined, and invoiced TGTX and OPPM approximately $1.0 million and $217,000, respectively, for their prorated shares of the rents. In addition, for the year ended December 31, 2018, the Company had incurred approximately $121,000 in connection with the build out of the space and received the $54,000 due from TGTX and recorded a receivable of $12,000 due from OPPM. At December 31, 2018, the amount due from TGTX approximated $105,000 and the amount due from OPPM approximated $229,000.

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

On March 12, 2018, the Company and OPHIF amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”). The A&R Opus Credit Facility extends the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum. For the years ended December 31, 2018 and 2017, the Company paid cash for interest expense of $0.3 million and $1.1 million, respectively (see Note 9).

Checkpoint Public Offering of Common Stock

NSC, a subsidiary of National (of which the Company owns 32.1%, as of December 31, 2018), served as an underwriter in connection with Checkpoint’s 2018 equity offering, which closed on March 12, 2018. As the underwriter, NSC received a fee of approximately $1.8 million, or 8% on the gross proceeds raised of $23.0 million.

2018 Venture Notes

For the year ended December 31, 2018, the Company raised approximately $21.7 million in promissory notes. National Securities Corporation (“NSC”), a wholly-owned subsidiary of National, and a related party as a result of the Company’s ownership of National, acted as the sole placement agent for the 2018 Venture Notes. The Company paid NSC a fee of $1.7 million during the year ended December 31, 2018, in connection with the 2018 Venture Notes. At December 31, 2018, the fee, which was recorded as debt discount on the Company’s Consolidated Balance Sheet and will be amortized over the life of the 2018 Venture Notes. In November 2018, the Company announced that it had an agreement to sell its majority holding in National, the sale was completed in February of 2019, see Note 3.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

2017 Subordinated Note Financing

On March 17, 2017, the Company and NSC, a subsidiary of National, (entered into placement agency agreements with NAM Biotech Fund and NAM Special Situation Fund in connection with the sale of subordinated promissory notes (see Note 9). Pursuant to the terms of the agreements, NSC received a placement agent fee in cash of 10% of the debt raised and warrants equal to 10% of the aggregate principal amount of debt raised divided by the closing share price of the Company’s common stock on the date of closing.

For the year ended December 31, 2017, NSC earned a placement agent fee of $2.8 million and a Placement Agent Warrant to purchase 716,180 shares of the Company’s common stock, all of which are outstanding, with exercise prices ranging from $3.61 to $4.75. In November 2018, the Company announced that it had an agreement to sell its majority holding in National, of which NSC is a wholly owned subsidiary, the sale was completed in February of 2019, see Note 3.

Caelum Convertible Notes

On July 31, 2017 Caelum through NSC, a subsidiary of National, offered up to $10 million, convertible promissory notes to accredited investors (as defined under the U.S. Federal securities laws). Caelum raised $9.9 million in the offering, in three separate closings and paid a placement fee equal to NSC of 10% of the proceeds of the sale or $1.0 million. Additionally NSC received warrants to purchase a number of shares the Caelum’s Common Stock equal to 10% of the aggregate amount of shares underlying the Notes with a per share exercise price equal to 110% of the per share conversion price of the Notes; provided, however, that if no Note converts, the exercise price will be $75 million dollars divided by the total number of fully-diluted shares of Common Stock outstanding immediately prior to exercise of the warrant, giving effect to the assumed conversion of all options, warrants, and convertible securities of the Company, see Note 9. In January 2019, as a result of the Caelum strategic financing these notes were converted pursuant to the terms of the note agreement.

For the year ended December 31, 2017, NSC earned fees of approximately $1.0 million. No fees were earner for the year ended December 31, 2018. In November 2018, the Company announced that it had an agreement to sell its majority holding in National, of which NSC is a wholly owned subsidiary, the sale was completed in February of 2019, see Note 3.

Avenue IPO

On June 26, 2017, Avenue completed an IPO in which NSC acted as co-manager and earned fees and commissions of approximately $2.3 million that were deducted from the proceeds. In November 2018, the Company announced that it had an agreement to sell its majority holding in National, of which NSC is a wholly owned subsidiary, the sale was completed in February of 2019, see Note 3.

Founders Agreement and Management Services Agreement

The Company has entered into Founders Agreements with each of the Fortress subsidiaries listed in the table below. Pursuant to each Founders Agreement, in exchange for the time and capital expended in the formation of each partner company and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, the Company will loan each such partner company an amount representing the up-front fee required to acquire assets. Each Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by the Company or a Change in Control (as defined in the Founders Agreement) occurs. In connection with each Founders Agreement the Company receives 250,000 Class A Preferred shares (except for that with Checkpoint, in which the Company holds Class A Common Stock). The Class A Preferred Stock (Class A Common Stock with respect to Checkpoint) is identical to common stock other than as to voting rights, conversion rights and the PIK Dividend right (as described below). Each share of Class A Preferred Stock (Class A Common Stock with respect to Checkpoint) is entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding Class A Preferred Stock (Class A Common Stock with respect to Checkpoint) are convertible and the denominator of which is the number of shares of outstanding Class A Preferred Stock (Class A Common Stock with respect to Checkpoint). Thus, the Class A Preferred Stock (Class A Common Stock with respect to Checkpoint) will at all times constitute a voting majority. Each share of Class A Preferred Stock (Class A Common Stock with respect to Checkpoint) is convertible, at the holder’s option, into one fully paid and nonassessable share of common stock of such partner company, subject to certain adjustments. The holders of Class A Preferred Stock (and the Class A Common Stock with respect to Checkpoint), as a class, are entitled receive on each effective date or “Trigger Date” (defined as the date that the Company first acquired, whether by license or otherwise, ownership rights to a product) of each agreement (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock (Class A Common Stock with respect to Checkpoint) is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of such partner company’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date. The Company has reached agreements with several of the partner companies to change the PIK Dividend Interest Payment Date to January 1 of each year - a change that has not and will not result in the issuance of any additional partner company common stock beyond that amount to which the Company would otherwise be entitled absent such change(s). The Company owns 100% of the Class A Preferred Stock (Class A Common Stock with respect to Checkpoint) of each partner company that has a Founders Agreement with the Company.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As additional consideration under the Founders Agreement, each partner company with which the Company has entered into a Founders Agreement will also: (i) pay an equity fee in shares of the common stock of such partner company, payable within five (5) business days of the closing of any equity or debt financing for each partner company or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when the Company no longer has majority voting control in such partner company’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of such partner company’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, each such partner company will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%).

The following table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the subsidiaries’ certificates of incorporation.

Partner company	Effective Date [1]	PIK Dividend as a % of fully diluted outstanding capitalization	Class of Stock Issued
Helocyte	March 20, 2015	2.5%	Common Stock
Avenue	February 17, 2015	2.5%[4]	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Checkpoint	March 17, 2015	0.0%[2]	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Caelum	January 1, 2017	2.5%	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Aevitas	July 28, 2017	2.5%	Common Stock
Tamid	November 30, 2017 [3]	2.5%	Common Stock

Note 1:	Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement.
Note 2:	Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.
Note 3:	Represents the Trigger Date.
Note 4:	Pursuant to the terms of the agreement between Avenue and InvaGen Pharmaceuticals, Inc. during the option period PIK dividends will not be paid nor accrued

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

Equity Fees

The following table summarizes, by subsidiary, the PIK dividend or equity fee recorded by the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the subsidiaries’ certificates of incorporation for the years ended December 31, 2018 and 2017 ($ in thousands):

Partner company	PIK Dividend Date	Year Ended December 31, 2018[1]	Year Ended December 31, 2017[2]

Aevitas	January 1	$6	$–
Avenue[3]	January 1	–	1,103
Caelum	January 1	462	302
Cellvation	January 1	5	8
Checkpoint	March 17	1,748	2,296
Cyprium	January 1	3	1
Helocyte	January 1	167	321
Mustang	January 1	2,085	9,479
Tamid	January 1	15	–
Fortress		(4,491)	(13,510)
		$–	$–

Note 1:	Includes 2019 PIK dividend accrued for the year ended December 31, 2018, as Type 1 subsequent event
Note 2:	Includes 2018 PIK dividend accrued for the year ended December 31, 2017, as Type 1 subsequent event
Note 3:	Pursuant to the terms of the agreement between Avenue and InvaGen Pharmaceuticals, Inc. during the option period PIK dividends will not be paid nor accrued.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of partner companies. Pursuant to each MSA, the Company’s management and personnel provide advisory, consulting and strategic services to each partner company that has entered into an MSA with Fortress for a period of five (5) years. Such services may include, without limitation, (i) advice and assistance concerning any and all aspects of each such partner company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of each such partner company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Each such partner company is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, such partner companies are not obligated to take or act upon any advice rendered from Fortress, and the Company shall not be liable to any such partner company for its actions or inactions based upon the Company’s advice. The Company and its affiliates, including all members of Fortress’ Board of Directors, have been contractually exempted from fiduciary duties to each such partner company relating to corporate opportunities.

The following table summarizes, by partner company, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments ($ in thousands):

Fortress partner	Effective Date	Annual MSA Fee (Income)/Expense
Helocyte	March 20, 2015	$500
Avenue [2]	February 17, 2015	500
[Mustang	March 13, 2015	500
Checkpoint	March 17, 2015	500
Cellvation	October 31, 2016	500
Caelum	January 1, 2017	500
Cyprium	March 13, 2017	500
Aevitas	July 28, 2017	500
Tamid	November 30, 2017 [1]	500
Fortress		(4,500)
Consolidated (Income)/Expense		$–

Note 1:	Trigger Date
Note 2:	Pursuant to the terms of the agreement between Avenue and InvaGen Pharmaceuticals, Inc. during the option period fees under the MSA will not be due nor will they be accrued.

Fees and Stock Grants Received by Fortress

Fees recorded in connection with the Company’s agreements with its subsidiaries are eliminated in consolidation. These include management services fees, issuance of common shares of partner companies in connection with third party raises and annual stock dividend or issuances on the anniversary date of respective Founders Agreements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Chord Advisors, LLC

In May 2015, the Company entered into a full-service consulting agreement with Chord Advisors, LLC (“Chord”) to provide advisory accounting services. Under the terms of the agreement, the Company pays Chord $10,000 per month to provide technical accounting and financial reporting support. Either party upon 30-days written notice can terminate the agreement. Mustang, Checkpoint and Avenue are billed at a blended hourly rate, for services incurred. For the years ended December 31, 2018, and 2017, Mustang incurred approximately $82,000 and $90,000, respectively, Checkpoint incurred approximately $50,000 and $65,000, respectively, and Avenue incurred approximately $9,000 and $64,700, respectively, in hourly fees.

17. Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The components of the income tax provision (benefit) are as follows:

	For the years ended December 31,
($ in thousands)	2018	2017

Current
Federal	$–	$1,074
State	–	439
Deferred
Federal	–	–
State	–	–
Total	$–	$1,513

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards (“NOL”) in the accompanying consolidated financial statements and has established a valuation allowance of $130.1 million against its net deferred tax assets. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The significant components of the Company’s deferred taxes consist of the following:

	As of December 31,
($ in thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$93,823	$71,616
Amortization of license fees	12,552	13,648
Amortization of in-process R&D	420	557
Stock compensation	10,404	10,682
Accruals and reserves	2,267	5,166
Tax credits	10,207	7,376
Startup costs	55	75
Unrealized gain/loss on investments	805	–
Startup costs	2,535	–
Total deferred tax assets	133,068	109,120
Less: valuation allowance	(132,114)	(101,645)
Net deferred tax assets	$954	$7,475

Deferred tax liabilities:
Unrealized gain/loss on investment	$–	$(685
Intangibles	–	(3,321)
Basis in subsidiary	(954)	(3,469)
Total deferred tax assets, net	$–	$–

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	For the Year Ended December 31,
	2018	2017
Percentage of pre-tax income:
U.S. federal statutory income tax rate	21%	35%
State taxes, net of federal benefit	5%	8%
Credits	3%	1%
Non-deductible items	–%	(2)%
Provision to return	(1)%	1%
Stock based compensation shortfall	(1)%	(1)%
Change in federal rate	–%	(43)%
Change in state rate	(3)%	2%
Intercompany elimination adjustments	–%	(3)%
National Disposal	–%	–%
Change in fair value of warrants	–%	3%
Change in valuation allowance	(25)%	(7)%
Change in subsidiary basis	1%	4%
Other	–%	–%
Effective income tax rate	–%	(2)%

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

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. The Company performed an initial assessment and recorded a decrease to its deferred tax assets and valuation allowance of $42.2 million, with a corresponding net adjustment to deferred income tax expense of zero for the year ended December 31, 2017 in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”). As required by SAB 118, the Company continued to reassess and refine the effects of the Tax Act on its deferred tax amounts during 2018 as new information concerning those deferred tax amounts that existed at December 31, 2017 becomes available to the Company. As of December 31, 2018, the Company has completed the accounting for the income tax effects of the Tax Act and recorded zero deferred income tax expense.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Realization of the deferred tax assets is substantially dependent on the Company’s ability to generate sufficient taxable income within certain future periods. Management has considered the Company’s history of cumulative tax and book losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of December 31, 2017 and 2018. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2017 and 2018. The valuation allowance increased by a net $30.5 million during the current year.

The Company has incurred net operating losses (“NOLs”) since inception. At December 31, 2018, the Company had federal NOLs of $348.0 million, which will begin to expire in the year 2020, state NOLs of $308.0 million, which will begin to expire in 2022, and federal income tax credits of $10.2 million, which will begin to expire in 2028. The utilization of the Company’s NOLs and tax credit carryovers are subject to annual Internal Revenue Code Section 382 limitations (“382 Limitations”). Based on the analysis of the NOLs and tax credit carryovers subject to the 382 Limitations, the Company has concluded that the 382 Limitations would not prevent the Company from utilizing all of its NOLs and tax credit carryovers before expiration.

On November 14, 2018, the Company entered into a stock purchase agreement with B. Riley Financial, Inc. (“B. Riley”) to sell approximately 7.0 million shares of the common stock of National, representing approximately 56.1% of National’s outstanding common stock and the Company’s entire economic interest in National. The first closing occurred on November 14, 2018 in which the Company sold approximately 3.0 million of its shares in NHLD and received $9.8 million in proceeds. The second closing occurred on February 11, 2019 upon the receipt of FINRA approval of the sale in which the Company received $13.1 million in proceeds for the sale of its remaining 4.0 million shares of NHLD to NHC and two other minority holders and received. The Company has written off National’s deferred tax assets and the corresponding allowance as of December 31, 2018.

As of December 31, 2018, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2018. The NOLs from tax years 2006 through 2018 remain open to examination (and adjustment) by the Internal Revenue Service and state taxing authorities. In addition, federal tax years ending December 31, 2015, 2016, and 2017 are open for assessment of federal taxes. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

18. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company’s segments are the same as those described in Note 2. Prior to the sale of National the Company operated in three segments, one which included National, see Note 3. The following tables summarize, for the periods indicated, operating results, from continued operations by reportable segment ($ in thousands):

	Dermatology	Pharmaceutical and
	Products	Biotechnology
Year Ended December 31, 2018	Sales	Product Development	Consolidated
Net Revenue	$23,376	$3,506	$26,882
Direct cost of goods	(6,125)	–	(6,125)
Sales and marketing costs	(11,639)	–	(11,639)
Research and development	–	(87,383)	(87,383)
General and administrative	(1,778)	(39,954)	(41,732)
Other Expenses	–	(10,803)	(10,803)
Segment gain (loss) from continuing operations	$3,734	$(134,534)	$(130,800)
Segment assets	$10,401	$130,592	$140,993

	Dermatology	Pharmaceutical and
	Products	Biotechnology
Year Ended December 31, 2017	Sales	Product Development	Consolidated
Net Revenue	$15,520	$1,725	$17,245
Direct cost of goods	(3,658)	-	(3,658)
Sales and marketing costs	(10,410)	-	(10,410)
Research and development	-	(52,486)	(52,486)
General and administrative	(1,140)	(39,347)	(40,487)
Other Expenses	-	(7,717)	(7,717)
Segment gain (loss) from operations	$312	$(97,825)	$(97,513)
Segment assets	$9,644	$161,242	$170,886
Assets held for sale			75,064
Total consolidated			$245,950

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

19. Revenues from Contracts and Significant Customers

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 were presented under Topic 606, while prior period amounts were not adjusted and reported under the accounting standards in effect for the prior periods.

Impact to Journey Medical Product Sales

Topic 606 does not generally change the practice under which the Company recognizes product revenue from sales of Targadox®, Exelderm®, Luxamend® and Ceracade®. The Company’s performance obligation to deliver products is satisfied at the point in time that the goods are delivered to the customer, which is when the customer obtains title to and has the risks and rewards of ownership of the products.

The Company’s contracts include variable consideration in the form of refunds for rights of return, price protection, and consideration payable to the customer. As such, accounts receivable are net of an allowance for estimated product returns of $3.1 million and $1.3 million, at December 31, 2018 and December 31, 2017, respectively, and the Company recorded expense related to the returns reserve of $2.4 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The Company estimates variable consideration using a percentage of sales approach. Under this method, the transaction price is constrained for the potential future returns and consideration payable to the customer because it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Checkpoint

Impact to Checkpoint’s Collaboration and License Agreement Revenues

Collaboration Agreement with TGTX related to Dana-Farber License

In connection with Checkpoint’s license agreement with Dana-Farber, Checkpoint entered into a collaboration agreement with TGTX, a related party, to develop and commercialize the anti-PD-Ll and anti-GITR antibody research programs in the field of hematological malignancies, while the Company retains the right to develop and commercialize these antibodies in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the collaboration agreement, TGTX paid Checkpoint $0.5 million, representing an upfront licensing fee, and the Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $21.5 million for each product upon TGTX’s successful achievement of certain clinical development, regulatory and first commercial sale milestones. This is comprised of up to approximately $7.0 million upon TGTX’s successful completion of clinical development milestones, and up to approximately $14.5 million upon first commercial sales in specified territories. In addition, Checkpoint is eligible to receive up to an aggregate of $60.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales, in addition to royalty payments based on a tiered high single digit percentage of net sales. Following the second anniversary of the effective date of the agreement, Checkpoint receives an annual license maintenance fee, which is creditable against milestone payments or royalties due to Checkpoint. TGTX also pays Checkpoint for its out-of-pocket costs of material used by TGTX for their development activities. For the year ended December 31, 2018 and 2017, the Company recognized approximately $3.0 million and $0.1 million, respectively, in revenue from Checkpoint’s collaboration agreement with TGTX in the Consolidated Statements of Operations.

Sublicense Agreement with TGTX related to Jubilant License

In connection with Checkpoint’s license agreement with Jubilant, Checkpoint entered into a sublicense agreement with TGTX, a related party, to develop and commercialize the compounds licensed in the field of hematological malignancies, while the Company retains the right to develop and commercialize these compounds in the field of solid tumors. Michael Weiss, Chairman of the Board of Directors of Checkpoint and Fortress’ Executive Vice Chairman, Strategic Development, is also the Executive Chairman, President and Chief Executive Officer and a stockholder of TGTX. Under the terms of the Sublicense Agreement, TGTX paid Checkpoint $1.0 million, representing an upfront licensing fee, and Checkpoint is eligible to receive substantive potential milestone payments up to an aggregate of approximately $87.2 million upon TGTX’s successful achievement of clinical development and regulatory milestones. This is comprised of up to approximately $25.5 million upon TGTX’s successful completion of three clinical development milestones for two licensed products, and up to approximately $61.7 million upon the achievement of five regulatory approvals and first commercial sales in specified territories for two licensed products. In addition, Checkpoint is eligible to receive potential milestone payments up to an aggregate of $89.0 million upon TGTX’s successful achievement of certain sales milestones based on aggregate net sales by TGTX, for two licensed products, in addition to royalty payments based on a mid-single digit percentage of net sales by TGTX. TGTX also pays Checkpoint 50% of IND enabling costs and patent expenses. For the year ended December 31, 2018 and 2017, Checkpoint recognized approximately $0.4 million and $1.0 million, respectively, in revenue related to the sublicense agreement in the consolidated statements of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Sponsored Research Collaboration with NeuPharma, Inc. and TGTX

In connection with Checkpoint’s license agreement with NeuPharma, Inc. (“NeuPharma”) Checkpoint entered into a Sponsored Research Agreement with NeuPharma for certain research and development activities. Effective January 11, 2016, TGTX agreed to assume all costs associated with this Sponsored Research Agreement and paid Checkpoint for all amounts previously paid. This assumption of costs by TGTX survives any termination or expiration of the option agreement. For the year ended December 31, 2018 and 2017, the Company recognized approximately $35,000 and $0.6 million, respectively, in revenue in connection with the Sponsored Research Agreement in the consolidated statements of operations.

The collaborations described above with TGTX each contain single material performance obligations under Topic 606, which is the granting of a license that is functional intellectual property. Checkpoint’s performance obligation was satisfied at the point in time when the customer had the ability to use and benefit from the right to use the intellectual property.

The milestone payments are based on successful achievement of clinical development, regulatory, and sales milestones. Because these payments are contingent on the occurrence of a future event, they represent variable consideration and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The sales-based royalty payments are recognized as revenue when the subsequent sales occur. Checkpoint also receives variable consideration for certain research and development, out-of-pocket material costs and patent maintenance related activities that are dependent upon Checkpoint’s actual expenditures under the collaborations and are constrained and included in the transaction price only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue is recognized approximately when the amounts become due because it relates to an already satisfied performance obligation. For the year ended December 31, 2018, Checkpoint did not receive any milestone or royalty payments.

Disaggregation of Total Revenues

The Company has four marketed products, Targadox®, Exelderm®, Luxamend® and Ceracade®. Substantially all of the Company’s product revenues are recorded in the U.S. Substantially all of the Company’s collaboration revenues are from its collaboration with TGTX. Revenues by product and collaborator are summarized as follows ($ in thousands):

	Year ended December 31,
	2018	2017
Targadox®	$21,225	$13,752
Other branded revenue	2,151	1,768
Total product revenues	23,376	15,520
TGTX	3,506	1,725
Total Revenue	$26,882	$17,245

Contract Balances and Performance Obligations

The Company recognized collaboration and license agreement revenues of $3.6 million during the year ended December 31, 2018, respectively.

Significant Customers

For the year ended December 31, 2018, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross product revenue, accounting for approximately 48.5% and 10.6%, respectively. The revenue from these customers is captured in the product revenue, net line item within the Consolidated Statements of Operations.

For the year ended December 31, 2017, three of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross product revenue, accounting for approximately 26.0%, 18.5% and 13.1% respectively. The revenue from these customers is captured in the product revenue, net line item within the Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

At December 31, 2018, one of the Company’s Dermatology Products customers accounted for 79.1% of its total accounts receivable balance.

At December 31, 2017, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total accounts receivable balance, at 20.8% and 16.5%, respectively.

Net Revenue from Pharmaceutical and Biotechnology Product Development represents collaboration revenue from TGTX in connection with Checkpoint, which is classified as related party revenue.

 20. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for fiscal years 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

($ in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total Revenue	$5,903	$6,815	$5,173	$8,991
Operating expenses	$(40,075)	$(32,213)	$(33,378)	$(41,213)
Other expense	$(1,969)	$(3,394)	$(3,030)	$(2,410)
Gain from disposal of National	$–	$–	$–	$2,333
Gain (loss) from discontinued operations	$(2,077)	$(6,924)	$2,648	$(7,116)
Non-controlling interests	$17,200	$14,105	$11,949	$14,535
Net loss attributable to common stockholders	$(21,018)	$(21,611)	$(16,638)	$(24,880)
Basic and diluted net loss per common share	$(0.49)	$(0.50)	$(0.37)	$(0.55)

2017
Total Revenue	$2,778	$4,404	$2,520	$7,543
Operating expenses	$(19,125)	$(25,495)	$(31,799)	$(30,622)
Other expense	$(1,248)	$(1,674)	$(3,067)	$(1,728)
Gain (loss) from discontinued operations	$3,034	$(184)	$(3,961)	$(1,212)
Non-controlling interests	$2,580	$5,584	$9,191	$15,605
Net loss attributable to common stockholders	$(11,982)	$(17,365)	$(27,116)	$(10,413)
Basic and diluted net loss per common share	$(0.30)	$(0.43)	$(0.67)	$(0.25)

21. Subsequent Events

Caelum

On January 30, 2019, Caelum entered into a Development, Option and Stock Purchase Agreement (the “DOSPA”) and related documents by and among Caelum, Alexion Therapeutics, Inc. (“Alexion”), Fortress and the Caelum security holders’ parties thereto (including Fortress, the “Sellers”). As of the date hereof and following the First Stage Purchase (as defined below), the Company owns approximately 40% of the issued and outstanding capital stock of Caelum and effective the first quarter of 2019 pursuant to Fortress’ disposition of its preferred A shares common shares, the Company will cease to consolidate Caelum’s results.

Development, Option and Stock Purchase Agreement

The DOSPA broadly comprises four transactional components: (i) an initial purchase by Alexion of a number of shares of Caelum preferred stock equal to 19.9% of Caelum’s total capitalization, for consideration of $30.0 million (the “First-Stage Purchase”), received by Caelum upon the execution of the DOSPA; (ii) subsequent potential development funding payments due upon the satisfaction of certain development milestones related to Caelum’s phase 2 clinical trial achieved by CAEL-101, Caelum’s lead product candidate, that in the aggregate comprise $30.0 million; (iii) an Alexion option to purchase all of the equity of the Sellers for $150M or $200M, depending on BLA (as defined below) approval timing (the “Second-Stage Acquisition”); and (iv) in the event of exercise of the Option (as defined below), certain contingent earn-out payments made to the Sellers upon the achievement of certain regulatory and commercial milestones of up to $325 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Avenue

On November 12, 2018, Avenue entered into a Stock Purchase and Merger Agreement (the “SPMA”) by and among Avenue, InvaGen Pharmaceuticals Inc. (the “InvaGen”) and Madison Pharmaceuticals Inc., a wholly-owned subsidiary of the Buyer, pursuant to which the Buyer intended to purchase, for $35.0 million, common stock representing 33.3% of the fully diluted capitalization of Avenue (the “First Stage Closing”), and subsequently acquire the remaining issued and outstanding capital stock of Avenue in a reverse subsidiary merger transaction (the “Merger Transaction” and “Second Stage Closing”, respectively), for aggregate consideration of $180.0 million (payable to all non-Buyer shareholders of Avenue), subject to certain reductions. In the Merger Transaction, stockholders would also receive certain contingent value rights which represent the right to receive certain contingent cash payments upon the achievement of certain milestones relating to annual net sales and gross profit targets of IV Tramadol, pursuant to a contingent value rights agreement to be entered into between Avenue and a rights agent upon the Second Stage Closing. Pursuant to the terms and subject to the conditions set forth in the SPMA, the Buyer will, at the Second Stage Closing, hold 100% of the issued and outstanding equity interests of Avenue.

On February 8, 2019, Avenue and InvaGen completed the First Stage Closing under the SPMA. In connection with the First Stage Closing, Avenue received $35.0 million from the Buyer and the Buyer received 5,833,333 shares of Avenue’s common stock, resulting in an ownership interest in Avenue by the Buyer of 33.3% on a fully diluted basis.

National

On February 11, 2019, FBIO Acquisition a wholly-owned subsidiary of Fortress, completed the previously-announced sale of its remaining holdings of National shares of common stock to NHC, a wholly-owned subsidiary of B. Riley FBR, Inc., for $3.25 per share, pursuant to the terms of the stock purchase agreement dated November 14, 2018 (the “Purchase Agreement”). Pursuant to the terms of the NHC Agreement, NHC, along with two other minority purchaser designees, collectively purchased the remaining National shares held by FBIO Acquisition for an aggregate price of approximately $13.1 million.

The Purchase Agreement contains normal and customary representations and warranties. As of this filing, FBIO Acquisition and its parent, the Company, own no shares of National common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress Biotech, Inc.

March 18, 2019	By:	/s/ Lindsay A. Rosenwald, M.D.
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

Signature	Title	Date

/s/ Lindsay A. Rosenwald, M.D.	Chairman of the Board of Directors, President and Chief	March 18, 2019
Lindsay A. Rosenwald, M.D.	Executive Officer (Principal Executive Officer)

/s/ Robyn M. Hunter	Chief Financial Officer	March 18, 2019
Robyn M. Hunter	(Principal Financial Officer)

/s/ Eric K. Rowinsky, M.D.	Vice Chairman of the Board of Directors	March 18, 2019
Eric K. Rowinsky, M.D.

/s/ Michael S. Weiss	Executive Vice Chairman, Strategic Development and	March 18, 2019
Michael S. Weiss	Director

/s/ Jimmie Harvey, Jr., M.D.	Director	March 18, 2019
Jimmie Harvey, Jr., M.D.

/s/ Malcolm Hoenlein	Director	March 18, 2019
Malcolm Hoenlein

/s/ Dov Klein	Director	March 18, 2019
Dov Klein

/s/ J. Jay Lobell	Director	March 18, 2019
J. Jay Lobell