Form 10-Q
period 2019-03-31
Fortress Biotech, Inc.
filed 2019-05-10
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Exchange Name
Common Stock	FBIO	Nasdaq Capital Market
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock	FBIOP	Nasdaq Capital Market

As of May 8, 2019, there were 65,230,630 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

PART I.          FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,444	$65,508
Accounts receivable	8,022	5,498
Short-term investments (certificates of deposit)	5,044	17,604
Inventory	629	678
Other receivables - related party	2,129	2,095
Prepaid expenses and other current assets	4,281	6,735
Current assets held for sale	–	13,089
Total current assets	136,549	111,207

Property and equipment, net	11,833	12,019
Operating lease right-of-use asset, net	22,618	–
Restricted cash	16,074	16,074
Long-term investment, at fair value	11,056	–
Intangible asset	1,183	1,417
Other assets	1,225	276
Total assets	$200,538	$140,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$37,073	$34,067
Accounts payable and accrued expenses - related party	16	149
Interest payable	1,013	1,232
Interest payable - related party	97	97
Notes payable, short-term - related party (net of debt discount of $223 and $336 at March 31, 2019 and December 31, 2018, respectively)	9,277	9,164
Partner company convertible note, short-term, at fair value	–	9,914
Operating lease liabilities – short-term	1,481	–
Derivative warrant liability	–	991
Total current liabilities	48,957	55,614

Notes payable, long-term (net of debt discount of $6,385 and $4,567 at March 31, 2019 and December 31, 2018, respectively)	73,607	60,425
Operating lease liabilities – long-term	24,989	–
Other long-term liabilities	2,276	5,211
Total liabilities	149,829	121,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 1,000,000 shares issued and outstanding as of March 31, 2019 December 31, 2018; liquidation value of $25.00 per share	1	1
Common stock, $.001 par value, 100,000,000 shares authorized, 63,126,521 and 57,845,447 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	63	58
Common stock issuable, 475,225 and 744,332 shares as of March 31, 2019 and December 31, 2018, respectively	765	659
Additional paid-in-capital	414,870	397,408
Accumulated deficit	(394,882)	(396,274)
Total stockholders' equity attributed to the Company	20,817	1,852
Non-controlling interests	29,892	17,891
Total stockholders' equity	50,709	19,743
Total liabilities and stockholders' equity	$200,538	$140,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue
Product revenue, net	$6,125	$5,509
Revenue - from a related party	352	394
Net revenue	6,477	5,903

Operating expenses
Cost of goods sold - product revenue	1,884	1,472
Research and development	23,273	24,958
Research and development - licenses acquired	450	97
General and administrative	13,478	13,548
Total operating expenses	39,085	40,075
Loss from operations	(32,608)	(34,172)

Other income (expenses)
Interest income	438	278
Interest expense and financing fee	(2,469)	(2,403)
Change in fair value of derivative liability	–	23
Change in fair value of subsidiary convertible note	–	250
Change in fair value of investments	–	(118)
Gain on deconsolidation of Caelum	18,384	–
Total other income (expense)	16,353	(1,970)
Loss from continuing operations	(16,255)	(36,142)
Discontinued operations
Loss from discontinued operations, net of tax	–	(2,076)
Total loss from discontinued operations	–	(2,076)
Net loss	(16,255)	(38,218)

Less: net loss attributable to non-controlling interests	17,647	17,200
Net income (loss) attributable to common stockholders	$1,392	$(21,018)

Loss from continuing operations per common share - basic and diluted	$(0.34)	$(0.85)
Loss from discontinued operations per common share - basic and diluted	$–	$(0.05)
Net income (loss) per common share attributable to common stockholders - basic	$0.03	$(0.49)
Net income (loss) per common share attributable to common stockholders - diluted	$0.02	$(0.49)

Weighted average common shares outstanding - basic	48,506,994	42,518,403
Weighted average common shares outstanding - diluted	63,811,136	42,518,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

	Series A				Common	Additional			Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2018	1,000,000	$1	57,845,447	$58	$659	$397,408	$(396,274)	$17,891	$19,743
Stock-based compensation expense	-	-	-	-	-	3,309	-	-	3,309
Issuance of restricted stock	-	-	1,609,325	2	-	(2)	-	-	-
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	(164)	164	-	-	-
Issuance of common stock for at-the-market offering, net	-	-	2,927,427	3	-	6,139	-	-	6,142
Preferred A dividends declared and paid	-	-	-	-	-	(586)	-	-	(586)
Partner company’s sale of stock, net	-	-	-	-	-	31,499	-	-	31,499
Partner company’s at-the-market offering, net	-	-	-	-	-	355	-	-	355
Issuance of partner company warrants in conjunction with Horizon Notes						888			888
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	484	-	-	-	484
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	744,322	-	(495)	495	-	-	-
Common shares issuable for Opus interest expense	-	-	-	-	281	-	-	-	281
Non-controlling interest in subsidiaries	-	-	-	-	-	(24,799)	-	24,799	-
Deconsolidation of Caelum non-controlling interest	-	-	-	-	-	-	-	4,849	4,849
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(17,647)	(17,647)
Net income attributable to common stockholders	-	-	-	-	-	-	1,392	-	1,392
Balance at March 31, 2019	1,000,000	$1	63,126,521	$63	$765	$414,870	$(394,882)	$29,892	$50,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

	Series A				Common	Additional			Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2017	1,000,000	$1	50,991,285	$51	$500	$364,148	$(312,127)	$67,929	$120,502
Stock-based compensation expense	-	-	-	-	-	4,795	-	-	4,795
Issuance of restricted stock	-	-	1,472,440	1	-	(1)	-	-	-
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	-	22	-	-	22
Subsidiary's offering, net	-	-	-	-	-	20,844	-	-	20,844
Exercise of subsidiary's warrants for cash	-	-	-	-	-	96	-	-	96
Issuance of common stock for at-the-market offering	-	-	64,797	-	-	318	-	-	318
At-the-market offering cost	-	-	-	-	-	(6)	-	-	(6)
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	489	-	-	-	489
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	158,015	-	(500)	500	-	-	-
Preferred A dividends declared and paid	-	-	-	-	-	(586)	-	-	(586)
–Disposal of National	-	-	-	-	-	(710)	-	-	(710)
Non-controlling interest in subsidiaries	-	-	-	-	-	(15,166)	-	15,166	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(17,200)	(17,200)
Net loss attributable to common stockholders	-	-	-	-	-	-	(21,018)	-	(21,018)
Balance at March 31, 2018	1,000,000	$1	52,686,537	$52	$489	$374,254	$(333,145)	$65,895	$107,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(16,255)	$(38,218)
Net loss on discontinued operations	–	(2,076)
Loss from continuing operations	(16,255)	(36,142)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	481	196
Amortization of debt discount	622	661
Amortization of product revenue license fee	234	133
Amortization of operating lease right-of-use assets	381	–
Stock-based compensation expense	3,309	4,795
Common shares issuable for Opus interest expense	281	–
Common shares issuable for 2017 Subordinated Note Financing interest expense	484	489
Change in fair value of investments	–	118
Change in fair value of derivative liability	–	(23)
Change in fair value of partner company convertible note	–	(250)
Gain on deconsolidation of Caelum	(18,384)	–
Research and development-licenses acquired, expense	450	97

Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(2,524)	(556)
Inventory	49	(51)
Other receivables - related party	(34)	(326)
Prepaid expenses and other current assets	2,483	(1,466)
Other assets	(949)	(343)
Current assets held for sale	–	(3,383)
Noncurrent assets held for sale	–	427
Current liabilities held for sale	–	4,040
Accounts payable and accrued expenses	3,664	6,195
Accounts payable and accrued expenses - related party	(133)	(98)
Interest payable	(21)	17
Interest payable - related party	–	(12)
Lease liabilities	(351)	–
Other long-term liabilities	888	19
Net cash used in continuing operating activities	(25,325)	(25,463)
Net cash used in discontinued operating activities	–	(2,381)
Net cash used in operating activities	(25,325)	(27,844)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)

(Unaudited)

Cash Flows from Investing Activities:
Purchase of research and development licenses	-	(75)
Purchase of property and equipment	(300)	(765)
Purchase of short-term investment (certificates of deposit)	-	(25,000)
Redemption of short-term investment (certificates of deposit)	12,560	24,000
Deconsolidation of Caelum	(1,201)	-
Net cash provided by (used in) continuing investing activities	11,059	(1,840)
Net cash provided by discontinued investing activities	13,089	-
Net cash provided by (used in) investing activities	24,148	(1,840)

Cash Flows from Financing Activities:

Payment of Preferred A dividends	(586)	(586)
Inter-company costs related to the issuance of Series A preferred stock	–	1,298
Proceeds from at-the-market offering	6,251	229
Payment of cost related to at-the-market offering	(109)	(6)
Proceeds from partner company’s sale of stock	34,999	23,011
Payment of costs related to partner company’s sale of stock	(3,500)	(2,167)
Proceeds from partner company’s at-the-market offering	366	-
Payment of costs related to partner company’s at-the-market offering	(11)	-
Proceeds from exercise of partner companies’ warrants	–	96
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	–	(255)
Proceeds from 2018 Venture Notes	–	21,707
Payment of debt issue costs associated with 2018 Venture Notes	(67)	(1,814)
Proceeds from partner company’s Horizon Notes	15,000	–
Payment of debt issuance costs associated with partner company’s Horizon Notes	(230)	–
Payment of partner company’s Convertible Notes	–	(1,858)
Net cash provided by financing activities	52,113	39,655

Net increase in cash and cash equivalents and restricted cash	50,936	9,971
Cash and cash equivalents and restricted cash at beginning of period	81,582	110,958
Cash and cash equivalents and restricted cash at end of period	$132,518	$120,929

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,100	$394
Cash paid for interest - related party	$–	$853

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$2	$1
Receivable from ATM issuances	$–	$89
Unpaid debt offering costs	$1,202	$–
Common shares issuable for license acquired	$164	$–
Common shares issued for 2017 Subordinated Note Financing interest expense	$495	$500
Issuance of partner company warrants in conjunction with Horizon Notes	$888	$–
Unpaid fixed assets	$191	$2,321
Inter-company costs related to the issuance of Series A preferred stock	$–	$1,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which the Company does at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities the Company founded and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Fortress through its partner companies has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, St. Jude Children’s Research Hospital and University College London.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings; to date, three partner companies are publicly-traded, and two have consummated strategic partnerships with industry leaders Alexion Pharmaceuticals, Inc. and InvaGen Pharmaceuticals, Inc. (a subsidiary of Cipla Limited).

As of March 31, 2019, several of the Fortress partner companies maintain licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), and Tamid Bio, Inc. (“Tamid”).

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities and proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of a partner company, grants or other arrangements to fully develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure will be curtailed.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of the companies: Avenue, Checkpoint and Mustang. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2019, from which the Company derived the balance sheet data at December 31, 2018, as well as Checkpoint’s Form 10-K filed with the SEC on March 18, 2019, Mustang’s Form 10-K, filed with the SEC on March 18, 2019, and Avenue’s Form 10-K, filed with the SEC on March 12, 2019.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Avenue, Aevitas, CB Securities Corporation, Cellvation, Coronado SO Co., Checkpoint, Cyprium, Escala Therapeutics, Inc., GeneXion Oncology, Inc., Helocyte, Immune Limited, JMC, Mustang, Tamid, Fortress Biotech China, Inc., FBIO Acquisition Corp. IV, FBIO Acquisition Corps. VI - XIV, and JG Pharma, Inc., a subsidiary of JMC. All intercompany balances and transactions have been eliminated.

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

Discontinued Operations

At December 31, 2018, the Company determined that its National segment met the discontinued operations criteria set forth in Accounting Standards Codification (ASC) Subtopic 205-20-45, Presentation of Financial Statements. As such, the National segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. See Note 3 for more information relating to the Company’s discontinued operations.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2018 Annual Report other than the adoption of the Financial Accounting Standards Board (FASB) Accounting Standard Updates (ASU) ASU 2016-02, Leases, and 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For stock-based compensation awards to non-employees, prior to the adoption of ASU 2018-07 on January 1, 2019, the Company remeasured the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards were recognized as compensation expense in the period of change. Subsequent to the adoption of ASU 2018-07, the Company recognizes non-employees compensation costs over the requisite service period based on a measurement of fair value for each stock award.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model or 409A valuations, as applicable. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Recently Adopted Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company included the required presentation of changes in stockholders’ equity in this Form 10-Q.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU No. 2018-07 as of January 1, 2019. As a result of the adoption of ASU 2018-07, the grant date fair value of non-employee awards will be fixed as of December 31, 2018, rather than the prior methodology that recognized a variable cost based on the fair value of such shares as of their vesting dates. The Company recorded non-employees’ awards as of January 1, 2019 prospectively. The Company’s implementation of this standard as of January 1, 2019 did not have a material impact on its condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this ASU on January 1, 2019 did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP.   In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented.  The Company adopted Topic 842 on January 1, 2019, using the optional transition method by recording a right of use asset of $23.0 million, a lease liability of $26.8 million and eliminated deferred rent of approximately $3.8 million; there was no effect on opening retained earnings, and the Company continues to account for leases in the prior period financial statements under ASC Topic 840. In adopting the new standard, the Company elected to apply the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement , which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

3. Discontinued Operations

The following is a summary of revenue and expenses of National for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
($ in thousands)	2019	2018
Revenue	$–	$49,522

Operating expenses
Commissions, compensation and fees	–	43,561
Clearing fees	–	743
Communications	–	760
Occupancy	–	955
Licenses and registration	–	637
Professional fees	–	1,393
Underwriting costs	–	145
Interest	–	2
Depreciation and amortization	–	859
Other administrative expenses	–	1,781
Total operating expenses	–	50,836
Gain (loss) from operations	–	(1,314)

Other income (expenses)
Change in fair value of derivative liabilities	–	(1,088)
Interest expense and financing fees	–	320
Interest income	–	6
Total other expenses	–	(762)
Total loss from discontinued operations	$–	$(2,076)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2019, the Company received $13.1 million or $3.25 per share, for its remaining ownership of National, as such as of March 31, 2019 the Company had no asset available for sale on its condensed consolidated balance sheets. In connection with this sale, the Company classified the assets and liabilities related to National, included on its condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, as held for sale as presented in the table below:

	March 31,	December 31,
($ in thousands)	2019	2018
ASSETS
Current assets
Current assets held for sale	$–	$13,089
Total current assets held for sale	–	13,089

Total assets held for sale	$–	$13,089

The table below depicts the cash flows from the transaction for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31,
($ in thousands)	2019	2018
Operating activities
Effect of elimination entry on discontinued operations presentation	$–	$(305)
Net loss on discontinued operations	–	(2,076)
Total cash used in discontinued operating activities	$–	$(2,381)

Investing activities
Proceeds from sale of National	$13,089	$–
Total cash provided by discontinued investing activities	$13,089	$–

4. Collaboration and Stock Purchase Agreements

Caelum

Agreement with Alexion

In January 2019, our partner company Caelum Biosciences, Inc. (“Caelum”) signed an agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) to advance the development of CAEL-101. Under the terms of the agreement, Alexion purchased a 19.9% minority equity interest in Caelum for $30 million. Additionally, Alexion has agreed to make potential payments to Caelum upon the achievement of certain developmental milestones, in exchange for which Alexion obtained a contingent exclusive option to acquire the remaining equity in the company for pre-negotiated economics.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the Alexion agreement, the Company deconsolidated its holdings in Caelum immediately prior to the execution of the agreement. The following table provides a summary of the assets and liabilities of Caelum impacted by the deconsolidation:

January
($ in thousands)	2019
ASSETS
Current assets
Cash and cash equivalents	$1,201
Prepaid expenses and other current assets	6
Total current assets held for sale	$1,207

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$2,246
Interest payable	198
Interest payable - related party	106
Note payable - related party	929
Note payable	9,914
Warrant liability	991
Other current liabilities	14,384
Net liabilities impacted by deconsolidation	$13,177

In connection with this transaction the Company recorded a gain resulting from the deconsolidation of Caelum on its condensed consolidated financial statements for the three months ended March 31, 2019:

($ in thousands)	Gain on deconsolidation of Caelum
Fair value of Caelum	$11,056
Net liabilities deconsolidated	13,177
Non-controlling interest share	(4,849)
Write off of MSA fees due Fortress	(1,000)
Gain on deconsolidation of Caelum	$18,384

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Avenue

Agreement with InvaGen

On November 12, 2018, the Company’s partner company Avenue entered into a Stock Purchase and Merger Agreement (“SPMA”) with InvaGen Pharmaceuticals Inc. (“InvaGen”) and Madison Pharmaceuticals Inc., a newly-formed, wholly-owned subsidiary of InvaGen. Pursuant to the SPMA, and following approval by Avenue’s stockholders on February 8, 2019, InvaGen purchased a number of shares of Avenue common stock representing 33.3% of Avenue’s fully-diluted capital stock for net proceeds to Avenue of $31.5 million (after deducting fees and other offering-related costs).

Upon the achievement of certain closing conditions (including most notably U.S. Food and Drug Administration approval for IV Tramadol, Avenue’s product candidate), InvaGen will be obligated to acquire Avenue via reverse subsidiary merger (the “Merger Transaction”). Under the Merger Transaction, InvaGen will pay $180 million (subject to certain potential reductions) to the holders of Avenue’s capital stock (other than InvaGen itself).

Subject to the terms and conditions described in the SPMA, InvaGen may also provide interim financing to Avenue in an amount of up to $7.0 million during the time period between February 8, 2019 and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to Company stockholders by virtue of the Merger Transaction.

Prior to the closing of the Merger Transaction, Avenue will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a trust company as rights, pursuant to which holders of common shares of Avenue, other than InvaGen (each, a “Holder”), will be entitled to receive on Contingent Value Right (“CVR”) for each share held immediately prior to the Merger Transaction.

Each CVR represents the right of its holder to receive a contingent cash payment pursuant to the CVR Agreement upon the achievement of certain milestones. If, during the period commencing on the day following the closing of the Merger Transaction until December 31, 2028, IV Tramadol generates at least $325 million or more in Net Sales (as defined in the CVR Agreement) in a calendar year, each Holder shall entitled to receive their pro rata share of (i) if the product generated less than $400 million in Net Sales during such calendar year, 10% of Gross Profit (as defined in the CVR Agreement), (ii) if the product generated between $400 million and $500 million in Net Sales during such calendar year, 12.5% of Gross Profit, or (iii) if the product generated more than $500 million in Net Sales during such calendar year, 15% of Gross Profit. Additionally, at any time beginning on January 1, 2029 that IV Tramadol has generated at least $1.5 billion in aggregate Net Sales, then with respect to each calendar year in which IV Tramadol generates $100 million or more in Net Sales, each Holder shall be entitled to receive their pro rata share of an amount equal to 20% of the Gross Profit generated by IV Tramadol. These additional payments will terminate on the earlier of December 31, 2036 and the date (which may be extended by up to 6 months) that any person has received approval from the FDA for an Abbreviated New Drug Application or an FDA AP-rated 505(b)(2) NDA using IV Tramadol.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Property and Equipment

Fortress’ property and equipment consisted of the following:

($ in thousands)	Useful Life (Years)	March 31, 2019	December 31, 2018
Computer equipment	3	$648	$648
Furniture and fixtures	5	1,142	1,128
Machinery & equipment	5	3,242	3,143
Leasehold improvements	5-15	9,359	9,271
Construction in progress [1]	N/A	487	393
Total property and equipment		14,878	14,583
Less: Accumulated depreciation		(3,045)	(2,564)
Property and equipment, net		$11,833	$12,019

Note 1: Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended March 31, 2019 and 2018, was approximately $0.5 million and $0.2 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

6. Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Fair Value of Caelum

The Company valued its investment in Caelum in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $11.1 million based on a per share value of $1.549. The following inputs were utilized to derive the value: risk free rate of return of 2.24%, volatility of 70% and a discount for lack of marketability of 27.9%.

In connection with the DOSPA Caelum’s convertible notes automatically converted into common shares of Caelum and the warrant liability payable to the placement agent in connection with the placement of the convertible notes was also issued.

Caelum Warrant Liability

The Caelum warrant liability and convertible notes did not exist as of March 31, 2019. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s warrant liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 is as follows:

December 31, 2018
Risk-free interest rate	2.905% – 2.909%
Expected dividend yield	–%
Expected term in years	3.84 – 3.96
Expected volatility	70%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2019	$991
Issuance of warrant due to conversion of note	(991)
Ending balance at March 31, 2019	$–

Caelum Convertible Notes

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s convertible notes that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 is as follows:

December 31, 2018
Risk-free interest rate	2.302%
Expected dividend yield	–%
Expected term in years	0.32
Expected volatility	67%

($ in thousands)	Caelum Convertible Notes, at fair value
Beginning balance at January 1, 2019	$9,914
Conversion of the convertible notes	(9,914)
Ending balance at March 31, 2019	$–

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value as of March 31, 2019 and December 31, 2018:

	Fair Value Measurement as of March 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$–	$–	$11,056	$11,056
Total	$–	$–	$11,056	$11,056

	Fair Value Measurement as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Caelum warrant liability	$–	$–	$991	$991
Caelum convertible notes, at fair value	–	–	9,914	9,914
Total	$–	$–	$10,905	$10,905

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments as of March 31, 2019:

	Caelum
($ in thousands)	Convertible Note	Warrant liability	Total
Balance at December 31, 2018	$9,914	$991	$10,905
Conversion of convertible notes	(9,914)	–	(9,914)
Issuance of warrant	–	(991)	(991)
Balance at March 31, 2019	$–	$–	$–

As of March 31, 2019, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress, Aevitas, Avenue, Cellvation, Checkpoint, Cyprium, Helocyte, Mustang and Tamid require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three months ended March 31, 2019 and 2018, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations as reflected in the table below:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018

Partner companies:
Helocyte	$–	$21
Mustang	450	75
Cellvation	–	1
Total	$450	$97

Mustang

In February 2019, Mustang announced that it partnered and entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital (“Nationwide”) to develop the C134 oncolytic virus (MB-108) for the treatment of glioblastoma multiforme (“GBM”). Mustang intends to combine MB-108 with MB-101 (IL13R2-specific CAR) to potentially enhance efficacy in treating GBM. Mustang paid $0.2 million in consideration for the license for exclusive, worldwide rights to develop and commercialize products that incorporate data, know-how and/or C134 virus that were developed at Nationwide. Additional payments are due to Nationwide upon achievement of development and commercialization milestones totaling $152.8 million. Royalty payments in the low-single digits are due on net sales of licensed products.

For the three months ended March 31, 2019 and 2018, Mustang recorded the following expense in research and development for licenses acquired:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
City of Hope (COH) – CD123	$250	$–
City of Hope manufacturing	–	75
Nationwide Children’s Hospital – C134 (MB-108)	200	–
Total	$450	$75

8. Sponsored Research and Clinical Trial Agreements

Aevitas

In 2018, Aevitas entered into a Sponsored Research Agreement (SRA) with the University of Massachusetts (“UMass SRA”) for certain continued research and development activities related to the development of adeno-associated virus (“AAV”) gene therapies in complement-mediated diseases and with the Trustees of the University of Pennsylvania (“UPenn SRA”) for certain continued research and development activities related to the development of AAV gene therapies in complement-mediated diseases. For the three months ended March 31, 2019 and 2018, Aevitas recorded the following expense in research and development for sponsored research and clinical trial agreements:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
UMass – AAV	$–	$100
UPenn – AAV	250	–
Total	$250	$100

Cellvation

For the three months ended March 31, 2019 and 2018, respectively, Cellvation recorded expense of $0.1 million and $0.1 million, respectively, in connection with its sponsored research arrangement with the University of Texas. The expense was recorded in research and development expense in the Company’s condensed consolidated statements of operations.

Mustang

For the three months ended March 31, 2019 and 2018, Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
City of Hope (COH)	$500	$500
COH – CD123 (MB-102)	303	150
COH – IL13Ra2 (MB-101)	342	360
COH – manufacturing	114	114
Fred Hutch-CD20 (MB-106)	267	266
BIDMC – CRISPR	69	–
Total	$1,595	$1,390

9. Intangibles, net

The table below provides a summary of the JMC intangible asset as of March 31, 2019 and December 31, 2018, respectively:

	Estimated Useful	March 31,	December 31,
($ in thousands)	Lives (in years)	2019	2018
Ceracade®	3	$300	$300
Luxamend®	3	50	50
Targadox®	3	1,250	1,250
Exelderm®	3	1,200	1,200
Total		2,800	2,800
Accumulated amortization		1,617	1,383
Net intangible assets		$1,183	$1,417

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below provides a summary for the three months ended March 31, 2019, of JMC recognized expense related to its product licenses, which was recorded in costs of goods sold on the Condensed Consolidated Statement of Operations:

($ in thousands)	Intangible Assets
Beginning balance at January 1, 2019	$1,417
Amortization expense	(234)
Ending balance at March 31, 2019	$1,183

The future amortization of these intangible assets is as follows:

				Total
($ in thousands)	Ceracade®	Targadox®	Exelderm®	Amortization
For the nine-months ending December 31, 2019	$8	$208	$300	$516
December 31, 2020	–	–	400	400
December 31, 2021	–	–	267	267
Total	$8	$208	$967	$1,183

10. Debt and Interest

Debt

Total debt consists of the following as of March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018	Interest rate	Maturity
IDB Note	$14,929	$14,929	2.25%	Aug - 2020
2017 Subordinated Note Financing	3,254	3,254	8.00%	March - 2020
2017 Subordinated Note Financing	13,893	13,893	8.00%	May - 2020
2017 Subordinated Note Financing	1,820	1,820	8.00%	June - 2020
2017 Subordinated Note Financing	3,018	3,018	8.00%	August - 2020
2017 Subordinated Note Financing	6,371	6,371	8.00%	September - 2020
2018 Venture Debt	6,517	6,517	8.00%	February - 2021
2018 Venture Debt	15,190	15,190	8.00%	March - 2021
Opus Credit Facility[1]	9,500	9,500	12.00%	September - 2019
Mustang Horizon Notes[2]	15,000	–	9.00%	October - 2022
Caelum Convertible Note, at fair value[1]	–	1,000	8.00%	January - 2019
Caelum Convertible Note, at fair value[1]	–	6,800	8.00%	February - 2019
Caelum Convertible Note, at fair value[1]	–	2,114	8.00%	March - 2019
Total notes payable	89,492	84,406
Less: Discount on notes payable	6,608	4,903
Total notes payable	$82,884	$79,503

Note 1: Classified as short-term on the Company’s Consolidated Balance Sheet as of December 31, 2018.

Note 2: Interest rate is 9.0% plus one-month LIBOR Rate in excess of 2.5%

Mustang Horizon Notes

On March 29, 2019, Mustang entered into a $20.0 million venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), the proceeds of which will provide Mustang with additional working capital to continue development of its gene and cell therapies. In accordance with the Loan Agreement, $15.0 million of the $20.0 million loan was funded on the Closing Date, with the remaining $5.0 million fundable upon Mustang achieving certain predetermined milestones.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Each advance under the Horizon Loan Agreement will mature 42 months from the first day of the month following the funding of the advance. The first three advances will mature on October 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to 9.00% plus the amount by which the one-month LIBOR Rate, as reported in the Wall Street Journal, exceeds 2.50%. The Loan Agreement provides for interest-only payments commencing May 1, 2019 through and including October 1, 2020. The interest-only period may be extended to April 1, 2021 if Mustang satisfies the Interest Only Extension Milestone (as defined in the Loan Agreement). Thereafter, commencing May 1, 2021, amortization payments will be payable monthly in eighteen installments of principal and interest. At its option, upon ten business days’ prior written notice to Horizon, Mustang may prepay all or any portion greater than or equal to $500,000 of each of the outstanding advances by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest, subject to a prepayment charge of 4.0% of the then outstanding principal balance of each advance if such advance is prepaid on or before the Loan Amortization Date (as defined in the Loan Agreement), 3% if such advance is prepaid after the Loan Amortization Date applicable to such Loan, but on or prior to twelve months following the Loan Amortization Date, and 2% thereafter. In addition, a final payment equal to $0.3 million for each advance (i.e., $0.8 million in aggregate with respect to the initial $15.0 million) is due on the maturity date or other date of payment in full. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

Each advance of the loan is secured by a lien on substantially all of the assets of Mustang, other than Intellectual Property and Excluded Collateral (in each case as defined in the Loan Agreement), and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries.

The events of default under the Loan Agreement include, among other things, without limitation, and subject to customary grace periods, (1) Mustang’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) Mustang’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse change, (4) Mustang making a false or misleading representation or warranty in any material respect, (5) Mustang’s insolvency or bankruptcy, (6) certain attachments or judgments on the Mustang’s assets, (7) the occurrence of any material default under certain agreements or obligations of Mustang involving indebtedness in excess of $0.3 million or (8) failing to maintain minimum monthly cash balances which range from approximately $8.0 to $13.0 million over the term of the loan. If an event of default occurs, Horizon is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains warrant coverage of 5% of the total amount of the facility. Four warrants (the “Warrants”) were issued by Mustang to Horizon to purchase a combined 288,184 shares of Mustang’s common stock with an exercise price of $3.47 and a fair value of $0.9 million. The Warrant is exercisable for ten years from the date of issuance. Horizon may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion. The shares of Mustang’s common stock will, upon request by Horizon, be registered and freely tradeable following a period of six months after issuance.

Mustang paid Horizon an initial commitment fee of $0.2 million and reimbursed Horizon for $30,000 of legal fees in connection with the Loan Agreement. Mustang incurred approximately $1.2 million of legal and other direct costs incurred in connection with the Loan Agreement.

All fees, warrants, and costs paid to Horizon and all direct costs incurred by Mustang are recognized as a debt discount to the funded loans and are amortized to interest expense using the effective interest method over the term of the Loan Agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended March 31,
	2019			2018
($ in thousands)	Interest	Fees [1]	Total	Interest	Fees [1]	Total
IDB Note	$83	$-	$83	$84	$-	$84
2017 Subordinated Note Financing	1,028	363	1,391	1,048	325	1,373
Opus Credit Facility	281	113	394	281	319	600
2018 Venture Notes	429	146	575	56	17	73
LOC Fees	15	–	15	7	–	7
Helocyte Convertible Note	–	–	–	68	–	68
Caelum Convertible Note	–	–	–	196	–	196
Mustang Horizon Notes	11	–	11	–	–	–
Other	–	–	–	2	–	2
Total Interest Expense and Financing Fee	$1,847	$622	$2,469	$1,742	$661	$2,403

Note 1: amortization of fees

11. Leases

On October 3, 2014, the Company entered into a 15-year lease for office space at 2 Gansevoort Street, New York, NY 10014, at an average annual rent of $2.7 million. The Company took possession of this space, which serves as its principal executive offices, in December 2015, and took occupancy in April 2016. Total rent expense, over the full term of the lease for this space will approximate $40.7 million. In conjunction with the lease, the Company entered into Desk Space Agreements with two related parties: OPPM and TGTX, to occupy 10% and 45%, respectively, of the office space that requires them to pay their share of the average annual rent of $0.3 million and $1.1 million, respectively. The total net rent expense will approximate $16.0 million over the lease term. These initial rent allocations will be adjusted periodically for each party based upon actual percentage of the office space occupied. Additionally, the Company has reserved the right to execute desk space agreements with other third parties and those arrangements will also affect the cost of the lease actually borne by us.

In October 2015, the Company entered into a 5-year lease for approximately 6,100 square feet of office space in Waltham, MA at an average annual rent of approximately $0.2 million. The Company took occupancy of this space in January 2016.

Journey

In June 2017, Journey extended its lease for 2,295 square feet of office space in Scottsdale, AZ by one year, at an average annual rent of approximately $55,000. Journey originally took occupancy of this space in November 2014. In August 2018, Journey amended their lease and entered into a new two-year extension for 3,681 square feet of office space in the same location in Scottsdale, AZ at an annual rate of approximately $94,000. The term of this amended lease commenced on December 1, 2018 and will expire on November 30, 2020.

Mustang

On October 27, 2017, Mustang entered into a lease agreement with WCS - 377 Plantation Street, Inc., a Massachusetts nonprofit corporation (“Landlord”). Pursuant to the terms of the lease agreement, Mustang agreed to lease 27,043 square feet from the Landlord, located at 377 Plantation Street in Worcester, MA (the “Facility”), through November 2026, subject to additional extensions at Mustang’s option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis. Mustang has made improvements to the facility of approximately $3.9 million.

The Facility initiated cell processing operations for both personalized CAR T and gene therapies in late 2018.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company leases copiers under agreements classified as operating leases that expire on various dates through 2021.

Most of the Company’s lease liabilities result from the lease of its New York City, NY office, which expires in 2031 and Mustang’s Worcester, MA cell processing facility lease which expires in 2026. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options.  The Company does not act as a lessor or have any leases classified as financing leases. At March 31, 2019, the Company had operating lease liabilities of $26.5 million and right of use assets of $22.6 million, which were included in the condensed balance sheet.

During the three months ended March 31, 2019, the Company recorded $0.8 million as lease expense to current period operations.

As of
($ in thousands)	March 31, 2019
Lease cost
Operating lease cost	$796
Shared lease costs	(477)
Variable lease cost	26
Total lease cost	$345

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of Topic 842:

($ in thousands)	Three Months Ended March 31, 2019
Operating cash flows from operating leases	$(767)
Right-of-use assets exchanged for new operating lease liabilities	$22,618
Weighted-average remaining lease term – operating leases (years)	6.7
Weighted-average discount rate – operating leases	6.2%

($ in thousands)	Future Lease Liability
Nine months ended December 31, 2019	$1,871
Year ended December 31, 2020	3,351
Year ended December 31, 2021	3,114
Year ended December 31, 2022	3,084
Year ended December 31, 2023	3,137
Other	23,463
Total operating lease liabilities	38,020
Less: present value discount	(11,550)
Net operating lease liabilities, short-term and long-term	$26,470

At December 31, 2018, the total future minimum lease payments under all leases were:

($ in thousands)
2019	$3,070
2020	3,289
2021	3,084
2022	3,084
2023	3,137
Beyond	23,466
Total minimum lease payments	$39,130

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Accrued Liabilities and other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

($ in thousands)	March 31, 2019	December 31, 2018
Accrued expenses:
Professional fees	$1,262	$1,434
Salaries, bonuses and related benefits	5,592	5,843
Accrued expenses - related party	16	–
Research and development	4,855	3,805
Research and development - milestones	–	200
Research and development - manufacturing	826	826
Research and development - clinical supplies	215	160
Research and development - license maintenance fees	489	519
Dr. Falk Pharma settlement	300	300
Accrued royalties payable	1,233	1,108
Accrued coupon expense	993	838
Other	4,546	1,327
Total accrued expenses	$20,327	$16,360

Other long-term liabilities:
Deferred expenses related to build-out[1]	2,276	5,211
Total other long-term liabilities	$2,276	$5,211

Note 1: As of March 31, 2019, balance consists of deferred charges related to build-out of the New York facility, and as of December 31, 2018, balance consists of deferred rent and deferred build out charges.

13. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

		For the three months ended
	As of March 31, 2019	March 31, 2019	As of March 31, 2019
($ in thousands)	NCI equity share	Net loss attributable to non- controlling interests	Non-controlling interests in consolidated entities	Non-controlling ownership
Aevitas	$(1,125)	$(138)	$(1,263)	36.1%
Avenue [2]	23,702	(8,000)	(15,702)	77.2%
Caelum [3]	–	–	–	60.1%
Cellvation	(670)	(53)	(723)	21.1%
Checkpoint [1]	8,754	(3,932)	4,822	68.1%
Coronado SO	(290)	–	(290)	13.0%
Cyprium	(279)	(43)	(322)	10.6%
Helocyte	(4,045)	(48)	(4,093)	19.3%
JMC	(227)	24	(203)	6.9%
Mustang [2]	22,211	(5,419)	16,792	58.9%
Tamid	(492)	(38)	(530)	23.4%
Total	$47,539	$(17,647)	$29,892

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		For the twelve months ended
	As of December 31, 2018	December 31, 2018	As of December 31, 2018
($ in thousands)	NCI equity share	Net loss attributable to non- controlling interests	Non-controlling interests in consolidated entities	Non-controlling ownership
Aevitas	$(474)	$(606)	$(1,080)	36.1%
Avenue [2]	13,326	(13,735)	(409)	64.81%
Caelum	(2,436)	(2,413)	(4,849)	36.8%
Cellvation	(457)	(185)	(642)	21.1%
Checkpoint [1]	31,648	(23,470)	8,178	69.3%
Coronado SO	(290)	–	(290)	13.0%
Cyprium	(210)	(62)	(272)	10.8%
Helocyte	(3,372)	(684)	(4,056)	19.8%
JMC	(475)	245	(230)	6.9%
Mustang [2]	38,631	(16,628)	22,003	60.5%
Tamid	(211)	(251)	(462)	23.4%
Total	$75,680	$(57,789)	$17,891

Note 1: Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.

Note 2: Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

Note 3: Effective January 30, 2019, Caelum ceased to be a controlled Fortress entity and as such is no longer consolidated.

14. Net Income (Loss) per Common Share

The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to common stockholders	$1,392	$(21,018)

Weighted average shares outstanding - basic	48,506,994	42,518,403
Preferred stock, Series A	1,000,000	–
Stock options	378,835	–
Warrants	60,000	–
Unvested restricted stock	12,622,076	–
Unvested restricted stock units	1,243,231	–
Weighted average shares outstanding - diluted	63,811,136	42,518,403

Per share data:
Basic	$0.03	$(0.49)
Diluted	$0.02	$(0.49)

Basic income (loss) per share is calculated by dividing income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing income (loss) by the weighted-average number of common stock and common stock equivalents outstanding for the period.

The Company’s common stock equivalents, including unvested restricted stock, options, and warrants have been excluded from the computation of diluted income (loss) per share for the three months ended March 31, 2018 as the effect would be to reduce the income (loss) per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income (loss) per share is the same for the quarter ended March 31, 2018.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the three months ended March 31, 2018:

March 31, 2018
Warrants to purchase Common Stock	894,189
Opus warrants to purchase Common Stock	1,880,000
Options to purchase Common Stock	1,085,501
Convertible Preferred Stock	1,000,000
Unvested Restricted Stock	11,050,943
Unvested Restricted Stock Units	1,778,154
Total	17,688,787

15. Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Employee awards	$935	$942
Executive awards of Fortress partner companies’ stock	352	518
Non-employee awards	(2)	23
Fortress partner companies:
Avenue	751	349
Checkpoint	798	1,137
Mustang	432	1,995
Other	43	(169)
Total stock-based compensation	$3,309	$4,795

For the three months ended March 31, 2019 and 2018, approximately $0.6 million and $2.3 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.7 million and $2.5 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2018	1,085,501	$3.75	$–	2.93
Exercised	–	–	–	–
Options vested and expected to vest at March 31, 2019	1,085,501	$3.75	$155,322	2.68
Options vested and exercisable	1,085,501	$3.75	$155,322	2.68

As of March 31, 2019, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2018	12,645,982	$2.72
Restricted stock granted	1,516,408	0.86
Restricted stock vested	(220,000)	2.82
Restricted stock units forfeited	(43,333)	4.56
Restricted stock units vested	(33,750)	3.59
Unvested balance at March 31, 2019	13,865,307	$2.51

As of March 31, 2019 and 2018, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $14.8 million and $2.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 5.4 years and 2.4 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2018	2,754,189	$3.28	$–	3.49
Granted	–	–	–	–
Forfeited	–	–	–	–
Outstanding as of March 31, 2019	2,754,189	$3.28	$24,600	3.25
Exercisable as of March 31, 2019	849,189	$3.92	$24,600	2.89

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

As of March 31, 2019, 356,507 shares have been purchased and 643,493 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $20,000 and $38,000, respectively, for the three months ended March 31, 2019 and 2018.

Capital Raises

At-the-Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), for the three-month period ended March 31, 2019, the Company issued approximately 2.9 million shares of common stock at an average price of $2.14 per share for gross proceeds of $6.3 million. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million.

These shares were sold pursuant to the current shelf registration statement on Form S-3; approximately $10.2 million of the shelf remains available for sale at March 31, 2019.

Checkpoint Therapeutics, Inc.

Checkpoint At-the-Market Offering

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

During the three months ended March 31, 2019, Checkpoint sold a total of 90,269 shares of its common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $0.4 million at an average selling price of $4.05 per share. Pursuant to the Founders Agreement, Checkpoint issued 2,254 shares of common stock to Fortress for the ATM offering noted above.

Approximately $68.6 million of the shelf remains available for sale under the Checkpoint S-3, following the offerings noted above. Checkpoint may offer the securities under the Checkpoint S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

17. Related Party Transactions

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 15.3% of the Company’s issued and outstanding Common Stock as of March 31, 2019. The Company’s Executive Vice Chairman, Strategic Development owns approximately 14.9% of the Company’s issued and outstanding Common Stock at March 31, 2019.

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended March 31, 2019 and 2018, the Company invoiced TGTX $0.1 million and $0.3 million, respectively. At March 31, 2019, the amount receivable from TGTX related to this arrangement approximated $0.1 million.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), as of March 31, 2019, the Company had paid $0.7 million in rent under the Desk Space Agreements, and invoiced TGTX and OPPM approximately $0.3 million and $0.1 million, respectively, for their prorated share of the rent base. At March 31, 2019, the amount due from TGTX approximated $0.4 million and the amount due from OPPM approximated $0.4 million.

Opus Credit Facility

On March 12, 2018, the Company and OPHIF amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”). The A&R Opus Credit Facility extends the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum. For the three months ended March 31, 2019 and 2018, the Company paid nil and $0.3 million, respectively.

Founders Agreements

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. The following table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the subsidiaries’ certificates of incorporation.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fortress Partner Company	Effective Date (1)	PIK Dividend as a % of fully diluted outstanding capitalization		Class of Stock Issued
Helocyte	March 20, 2015	2.5%		Common Stock
Avenue	February 17, 2015	0.0	%(2)	Common Stock
Mustang	March 13, 2015	2.5%		Common Stock
Checkpoint	March 17, 2015	0.0	%(3)	Common Stock
Cellvation	October 31, 2016	2.5%		Common Stock
Caelum	January 1, 2017	0.0	%(4)	Common Stock
Cyprium	March 13, 2017	2.5%		Common Stock
Aevitas	July 28, 2017	2.5%		Common Stock
Tamid	November 30, 2017 (5)	2.5%		Common Stock

Note 1: Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement or has since been amended to January 1 of each calendar year.

Note 2: Concurrently with the execution and delivery of the Stock Purchase and Merger Agreement (“SPMA”) entered into between, Avenue, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”) (together, the “SPMA Parties”), the SPMA Parties entered into a waiver agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement to the termination of InvaGen’s rights under the SPMA. Pursuant to the Waiver Agreement, immediately prior to the closing of the Merger Transaction contemplated under the SPMA, the Company will convert all of its preferred shares into common shares pursuant to the terms of the certificate of incorporation of Avenue, as amended from time to time.

Note 3: Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.

Note 4: Effective January 31, 2019 the Caelum Founders Agreement and MSA with Fortress were terminated in conjunction with the execution of a Development Option and Share Purchase Agreement (“DOSPA”) between Caelum and Alexion Therapeutics, Inc. (See Note 4).

Note 5: Represents the Trigger Date, the date that the Fortress partner company first acquires, whether by license or otherwise, ownership rights in a product.

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. The following table summarizes, by subsidiary, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fortress partner company	Effective Date	Annual MSA Fee (Income)/Expense
Helocyte	March 20, 2015	$500
Avenue (1)	February 17, 2015	–
Mustang	March 13, 2015	500
Checkpoint	March 17, 2015	500
Cellvation	October 31, 2016	500
Caelum(2)	January 1, 2017	–
Cyprium	March 13, 2017	500
Aevitas	July 28, 2017	500
Tamid	November 30, 2017	500
Fortress		(3,500)
Consolidated (Income)/Expense		$–

Note 1: Concurrently with the execution and delivery of the SPMA entered into between, Avenue, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”) (together, the “SPMA Parties”), the SPMA Parties entered into a waiver agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement to the termination of InvaGen’s rights under the SPMA. Pursuant to the Waiver Agreement, immediately prior to the closing of the Merger Transaction contemplated under the SPMA, the Company will convert all of its preferred shares into common shares pursuant to the terms of the certificate of incorporation of Avenue, as amended from time to time. (See Note 4).

Note 2: Effective January 31, 2019 the Caelum Founders Agreement and MSA with Fortress were terminated in conjunction with the execution of a DOSPA between Caelum and Alexion Therapeutics, Inc. and $1.0 million of fees accrued under the MSA were written off (See Note 4).

18. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company’s segments are the same as those described in Note 2. Prior to the sale of National the Company operated in three segments, one of which included National, see Note 3. The following tables summarize, for the periods indicated, operating results, from continued operations by reportable segment:

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended March 31, 2019	Sales	Development	Consolidated
Net Revenue	$6,125	$352	$6,477
Direct cost of goods	(1,884)	–	(1,884)
Sales and marketing costs	(3,493)	–	(3,493)
Research and development	–	(23,723)	(23,723)
General and administrative	(387)	(9,598)	(9,985)
Segment income (loss) from operations	$361	$(32,969)	$(32,608)
Segment assets	$11,079	$189,459	$200,538

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in thousands) Three Months Ended March 31, 2018	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	Consolidated
Net Revenue	$5,509	$394	$5,903
Direct cost of goods	(1,472)	–	(1,472)
Sales and marketing costs	(2,764)	–	(2,764)
Research and development	–	(25,055)	(25,055)
General and administrative	(397)	(10,387)	(10,784)
Segment income (loss) from operations	$876	$(35,048)	$(34,172)
Segment assets	$11,163	$189,560	$200,723
Assets held for sale			64,352
Total consolidated			$265,075

19. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenues

The Company has three marketed products, Targadox®, Luxamend®, Ceracade® and Exelderm®. Substantially all of the Company’s product revenues are recorded in the U.S. Substantially all of the Company’s collaboration revenues are from its collaboration with TGTX. Revenues by product and collaborator are summarized as follows (in thousands):

	Three months ended March 31,
	2019	2018
Targadox®	$5,700	$5,498
Other branded revenue	425	11
Total product revenues	$6,125	$5,509
TGTX	352	394
Total Revenue	$6,477	$5,903

Significant Customers

For the three months ended March 31, 2019, one of the Company’s Dermatology Products customers accounted for more than 10.0% of its total gross product revenue in the amount of $19.9 million.

For the three months ended March 31, 2018, three of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross product revenue in the amount of $4.4 million and $3.9 million and $2.0 million, respectively.

At March 31, 2019, one of the Company’s Dermatology Products customers accounted for more than 10.0% of its total accounts receivable balance in the amount of $7.7 million.

At March 31, 2018, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total accounts receivable balance in the amount of $3.0 million and $2.1 million, respectively.

20. Incomes taxes

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

Income tax expense for the three months ended March 31, 2019 and 2018 is based on the estimated annual effective tax rate.

21. Subsequent Events

Capital Raises

Mustang At-the-Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), subsequent to the quarter ended March 31, 2019, the Company issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million. In connection with these sales, the Company paid aggregate fees of approximately $0.4 million.

These shares were sold pursuant to Mustang’s current shelf registration statement on Form S-3; approximately $20.9 million of the shelf remains available for sale as of the date of filing.

Mustang Public Offering of Common Stock

On April 30, 2019, Mustang announced the pricing of an underwritten public offering, whereby it sold 6,875,000 shares of its common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which has been exercised) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses. The shares were sold under a Registration Statement (No. 333-226175) on Form S-3, filed by Mustang with the Securities and Exchange Commission. The offering closed on May 2, 2019, with the over-allotment closing on May 8, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially, from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at our majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. We have a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. We have executed such arrangements in collaboration with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, St. Jude Children’s Research Hospital and University College London.

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

Recent Events

Marketed Dermatology Products

In the quarter ended March 31, 2019, through our partner company Journey Medical Corporation (“Journey” or “JMC”), our seven marketed products generated net revenue of $6.1 million.

IV Tramadol

IV Tramadol is currently in development at our partner, Avenue Therapeutics, Inc. (“Avenue”). In February 2019, Avenue’s shareholders approved the first stage closing of the equity subscription and contingent acquisition by InvaGen, a subsidiary of Cipla Limited, a leading pharmaceutical company. In connection with this transaction, InvaGen acquired approximately 5.8 million shares of Avenue Therapeutics’ common stock at $6.00 per share, representing a 33.3% stake in Avenue’s capital stock on a fully diluted basis and Avenue received total gross consideration of $35.0 million before deducting offering costs of $2.7 million.

Avenue is currently running a second pivotal Phase 3 efficacy and safety study of IV tramadol in patients with post-operative pain following abdominoplasty procedure. Based on the enrollment pace of similar studies, we anticipate that Avenue will have topline data from this second Phase 3 trial by the end of the second quarter in 2019. Avenue also initiated an open-label, single-arm safety study in December 2017. The results of this study showed that IV Tramadol with a side effect profile consistent with known pharmacology.

If primary endpoints are met in connection with the study, Avenue plans to submit a new drug application, or an NDA, for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA) by the end of 2019.

CAEL-101

In January 2019, Caelum Biosciences Inc. (“Caelum”) signed a Development, Option and Stock Purchase Agreement (“DOSPA”) with Alexion Pharmaceuticals, Inc. (“Alexion”) to advance the development of CAEL-101. Under the terms of the DOSPA, Alexion acquired a minority equity interest in Caelum and an exclusive option to acquire the remaining equity in the company based on Phase 2 data for pre-negotiated economics. Alexion will make payments to Caelum totaling $60 million, including the purchase price for the equity and milestone-dependent development funding payments. The collaboration also provides for potential additional payments of up to $500 million, including the upfront, regulatory and commercial milestone payments, in the event Alexion exercises the acquisition option. For the quarter ended March 31, 2019, Caelum had received $30 million from Alexion under the terms of the DOSPA and issued approximately 4.1 million class B preferred shares.

Triplex

The multicenter Phase 2 study of Triplex for cytomegalovirus (“CMV”) control in allogeneic stem cell transplant recipients has concluded, and its primary endpoint was met. The full dataset was accepted for oral presentation at the 45 th Annual Meeting of the European Society for Blood and Marrow Transplantation (“EBMT”) held in Frankfurt, Germany March 24-27, 2019. Our partner company Helocyte, Inc. (“Helocyte”) is developing this program in collaboration with COH.

MB-107 (XSCID Gene Therapy)

In April 2019 St. Jude Children’s Research Hospital (“St. Jude”) published Phase 1/2 clinical data in the New England Journal of Medicine that underscores the potential of MB-107 as a novel approach for newly diagnosed infants with X-linked severe combined immunodeficiency (“XSCID”). It is anticipated that the investigational new drug application (“IND”) will be transferred from St. Jude’s to Mustang Bio, Inc. (“Mustang”) by the end of 2019, after which patients’ cells from all three participating clinical trial sites will be processed at Mustang’s Worcester, Mass., facility.

In August 2018, our partner company Mustang announced that it entered into an exclusive worldwide license agreement with St. Jude for the development of a potentially first-in-class ex vivo lentiviral gene therapy for the treatment of XSCID, also known as bubble boy disease. The therapy is currently being evaluated in a Phase 1/2 multicenter trial in infants under the age of two. This study is the world’s first lentiviral gene therapy trial for infants with XSCID. The therapy is also being investigated in patients over the age of two in a second Phase 1/2 trial at the National Institutes of Health (“NIH”). Mustang believes these may be registration trials.

Cosibelimab (formerly CK-301, an anti-PD-L1 antibody)

In January 2019, our partner company Checkpoint Therapeutics, Inc. (“Checkpoint”) announced that the ongoing multi-center clinical trial of Cosibelimab, a fully human anti-PD-L1 antibody, was expanded to enroll patients in three endometrial and colorectal cohorts intended to support potential requests for accelerated approval and Biologics License Application (“BLA”) submissions to the FDA. The ongoing trial is also enrolling cohorts of patients with NSCLC and cutaneous squamous cell carcinoma.

In May 2019, Checkpoint announced interim results of the ongoing multi-center clinical trial of Cosibelimab.

CUTX-101

In January 2019, our partner company Cyprium Therapeutics, Inc. (“Cyprium”) received notification from the U.S. FDA that the sponsorship of the Investigational New Drug (“IND”) application for CUTX-101 (“Copper Histidinate”), a product candidate for the treatment of Menkes disease, was transferred to Cyprium. CUTX-101 is currently in a Phase 3 clinical trial.

Oncolytic Virus C134 (MB-108)

In February 2019, Mustang announced that they partnered and entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital to develop the C134 oncolytic virus (MB-108) for the treatment of glioblastoma multiforme (“GBM”). Mustang intends to combine MB-108 with MB-101 (IL13Rα2-specific CAR) to potentially enhance efficacy in treating GBM.

Mustang Capital Raises

Horizon Notes

In April 2019, Mustang announced that it had entered into a $20 million debt financing agreement with Horizon Technology Finance Corporation (NASDAQ: HRZN) (“Horizon”), a leading specialty finance company that provides capital in the form of secured loans to venture-backed companies in the technology, life sciences, healthcare information and services and cleantech industries. $15 million of the $20 million loan funded upon closing, and the remaining $5 million may be funded upon the achievement by Mustang of certain predetermined milestones. Each advance of the loan will be repaid in 42 monthly payments consisting of 18 monthly payments of interest only, followed by 24 monthly payments of principal and accrued interest, payable monthly in arrears. The interest-only period may be extended to 24 months contingent upon Mustang achieving certain milestones. In connection with the debt financing, Mustang issued Horizon warrants to purchase up to 288,184 of its common shares at an exercise price of $3.47 per share.

At-the-Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), subsequent to the quarter ended March 31, 2019, the Company issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million. In connection with these sales, the Company paid aggregate fees of approximately $0.4 million.

These shares were sold pursuant to Mustang’s current shelf registration statement on Form S-3; approximately $20.9 million of the shelf remains available for sale as of the date of filing.

Public Offering of Common Stock

On April 30, 2019, Mustang announced the pricing of an underwritten public offering, whereby it sold 6,875,000 shares of its common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which has been exercised) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses. The shares were sold under a Registration Statement (No. 333-226175) on Form S-3, filed by Mustang with the Securities and Exchange Commission. The offering closed on May 2, 2019, with the over-allotment closing on May 8, 2019.

Sale of National

In February 2019, we sold our remaining 4.0 million shares in National Holdings Corporation, to NHC Holdings, LLC, a wholly-owned subsidiary of B. Riley Financial, Inc. at $3.25 per share for proceeds of $13.1 million. The aggregate purchase price totaled approximately $22.9 million for our 56.1% stake and following the February closing we no longer owned shares in National.

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

For the three months ended March 31, 2019, we generated $6.5 million of net revenue, of which $0.4 million of revenue relates to Checkpoint’s collaborative agreements with TG Therapeutics Inc. (“TGTX”) and $6.1 million of revenue relates primarily to the sale of Journey branded products. At March 31, 2019, we had an accumulated deficit of $394.9 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three months ended March 31, 2019, we had $1.9 million of costs of goods sold in connection with the sale of Journey’s marketed products, compared to $1.5 million at March 31, 2018.

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

For the three months ended March 31, 2019 and 2018, research and development expenses were approximately $23.3 million and $25.0 million, respectively. Additionally, during the three months ended March 31, 2019 and 2018, we expensed approximately $0.5 million and $0.1 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2019 and 2018, was $0.6 million and $2.3 million, respectively.

Research and development costs associated with the development of our licenses, net of noncash stock-based compensation expenses, for the three months ended March 31, 2019 and 2018, by entity, are as follows:

	Quarter Ended March 31,		% of total
($ in millions)	2019	2018	2019	2018
Research & Development
Fortress	$544	$1,896	2%	8%
Partner Companies:
Avenue	10,060	9,193	44%	41%
Checkpoint	4,385	6,190	19%	27%
Mustang	6,801	2,778	30%	12%
Other[1]	839	2,554	4%	11%
Total Research & Development	$22,629	$22,611	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

Noncash stock-based compensation expense for the three months ended March 31, 2019 and 2018, by entity is as follows:

	Quarter Ended March 31,		% of total
($ in millions)	2019	2018	2019	2018
Research & Development
Noncash stock-based compensation
Fortress	$167	$306	26%	13%
Partner Companies:
Avenue	182	133	28%	6%
Checkpoint	196	680	30%	29%
Mustang	96	1,452	15%	62%
Other[1]	3	(224)	0%	-10%
Total Research & Development	$644	$2,347	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

General and Administrative Expenses

General and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended March 31, 2019 and 2018, general and administrative expenses were approximately $13.5 million and $13.5 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months March 31, 2019 and 2018, was $2.7 million and $2.5 million, respectively.

Included in the remaining $10.8 million and $11.1 million figures for the three months ended March 31, 2019 and 2018, respectively are the following partner company expenses:

	Quarter Ended March 31,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Fortress	$3,477	$3,951	32%	36%
Partner Companies:
Avenue	550	757	5%	7%
Checkpoint	967	1,034	9%	9%
JMC[1]	3,885	3,133	36%	28%
Mustang	1,549	1,504	14%	14%
Other[2]	385	721	4%	6%
Total General & Administrative	$10,813	$11,100	100%	100%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

Noncash stock-based compensation expense included in general and administrative expense for the three months ended March 31, 2019 and 2018, by entity is as follows:

	Quarter Ended March 31,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Non cash stock-based compensation
Fortress	$1,118	$1,177	42%	48%
Partner Companies:
Avenue	569	216	21%	9%
Checkpoint	602	457	23%	19%
Mustang	336	543	13%	22%
Other[1]	40	55	2%	2%
Total General & Administrative	$2,665	$2,448	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

Comparison of three months ended March 31, 2019 and 2018

	For the Three Months Ended March 31,		Change
($ in thousands, except per share amounts)	2019	2018	$	%
Revenue
Product revenue, net	$6,125	$5,509	$616	11%
Revenue - from a related party	352	394	(42)	-11%
Net revenue	6,477	5,903	574	10%

Operating expenses
Cost of goods sold - product revenue	1,884	1,472	412	28%
Research and development	23,273	24,958	(1,685)	-7%
Research and development - licenses acquired	450	97	(353)	364%
General and administrative	13,478	13,548	(70)	—1%
Total operating expenses	39,085	40,075	(990)	-2%
Loss from operations	(32,608)	(34,172)	(1,564)	-5%

Other income (expenses)
Interest income	438	278	160	58%
Interest expense and financing fee	(2,469)	(2,403)	(66)	3%
Change in fair value of derivative liabilities	-	23	(23)	-100%
Change in fair value of subsidiary convertible note	-	250	(250)	-100%
Change in fair value of investments	-	(118)	118	-100%
Gain from deconsolidation of Caelum	18,384	-	18,384	100%
Total other income (expenses)	16,353	(1,970)	18,323	-930%
Loss from continuing operations	(16,255)	(36,142)	19,887	-55%

Discontinued operations:
Loss from discontinued operations, net of tax	-	(2,076)	2,067	-100%
Total loss from discontinued operations	-	(2,076)	2,076	-100%
Net loss	(16,255)	(38,218)	21,963	-57%
Less: net loss attributable to non-controlling interest	(17,647)	(17,200)	(447)	3%
Net income (loss) attributable to common stockholders	$1,392	$(21,018)	$22,410	-107%

Net revenues increased $0.6 million or 10% from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase in net revenue is related to an increase in product revenue of $0.6 million associated with Journey’s marketed products, offset by a decrease of less than $0.1 million in collaboration revenue between Checkpoint and TGTX.

Cost of goods sold increased by $0.4 million or 28% from the three months ended March 31, 2018 to the three months ended March 31, 2019 due to the increase in Journey marketed products revenue in the first quarter of 2019 as compared to the first quarter of 2018.

Research and development expenses decreased $1.7 million or 7% from the three months ended March 31, 2018 to the three months ended March 31, 2019. The following table shows the change in research and development spending by Fortress and its partner companies:

	Quarter Ended March 31,		Change
($ in millions)	2019	2018	$	%
Research & Development
Stock-based compensation
Fortress	$167	$306	$(139)	-45%
Partner Companies:
Avenue	182	133	49	37%
Checkpoint	196	680	(484)	-71%
Mustang	96	1,452	(1,356)	-93%
Other[1]	3	(224)	230	-101%
Sub-total stock-based compensation	644	2,347	(1,701)	-73%
Other Research & Development
Fortress	544	1,896	(1,352)	-71%
Partner Companies:
Avenue	10,060	9,193	867	9%
Checkpoint	4,385	6,190	(1,805)	-29%
Mustang	6,801	2,778	4,023	145%
Other[1]	839	2,554	(1,717)	-67%
Total Research & Development	$23,273	$24,958	$(1,685)	-7%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

The decrease in stock-based compensation is due to overall vesting of grants for Mustang and Checkpoint, as well as the decrease in value attributed to marking to market grants held by non-employees due to the stock price decreases.

The decrease in Fortress research and development spending is due to the lower research and development headcount subsequent to the transfer of Fortress research and development employees to TGTX, a related party, in the quarter ended September 30, 2018. Checkpoint’s decrease in research and development spending is attributable to the manufacturing costs related to the PD-L1 GMP batch incurred in the quarter ended March 31, 2018 and not replicated in the current quarter. Mustang’s increase in research and development spending is attributable to the fitting out of the cell processing facility, the purchase of lab supplies, increased headcount, and increased costs incurred under sponsored research agreements with City of Hope. The decrease in “Other” is attributable to Caelum’s deconsolidation and Helocyte’s sponsored research activities with City of Hope not replicated in 2019.

General and administrative expenses decreased $0.1 million, or 1%, from the quarter ended March 31, 2018 to the quarter ended March 31, 2019. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Quarter Ended March 31,		Change
($ in thousands)	2019	2018	$	%
General & Administrative
Stock-based compensation
Fortress	$1,118	$1,177	$(59)	-5%
Partner Companies:
Avenue	569	216	353	163%
Checkpoint	602	457	145	32%
Mustang	336	543	(208)	-38%
Other[2]	40	55	(14)	-25%
Sub-total stock-based compensation	2,665	2,448	217	9%
Other G&A
Fortress	3,477	3,951	(474)	-12%
Partner Companies:
Avenue	550	757	(207)	-27%
Checkpoint	967	1,034	(67)	-6%
JMC[1]	3,885	3,133	752	24%
Mustang	1,550	1,504	46	3%
Other[2]	384	721	(337)	-47%
Total General & Administrative	$13,478	$13,548	$(70)	-1%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

For the quarter ended March 31, 2019, the decrease in general and administrative expenses of $0.1 million or 1% is primarily attributable to Fortress’ decreased headcount and travel costs of $0.2 million and Avenue’s decrease in investor relations and marketing costs of $0.2 million offset by Journey’s sales and marketing cost increases of $0.5 million.

Total other income or expense increased $18.3 million, or 930%, from a loss of $2.0 million for the quarter ended March 31, 2018 to income of $16.4 million for the quarter ended March 31, 2019, primarily due to the gain on the deconsolidation of Caelum of $18.4 million.

Net loss attributable to non-controlling interests increased $0.4 million, or 3%, from the quarter ended March 31, 2018 to the quarter ended March 31, 2019. This increase reflects the partner companies’ share of net loss, which increased despite the decrease in net loss of $22.0 million or 57% from the quarter ended March 31, 2018 to the quarter ended March 31, 2019 due to the fact that Caelum was deconsolidated.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, sales of stakes in partner companies, the contingent acquisitions of Avenue and Caelum, or through other sources of financing.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
($ in thousands)	2019	2018
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(25,325)	$(27,844)
Investing activities	24,148	(1,840)
Financing activities	52,113	39,655
Net increase in Cash and cash equivalents and restricted cash	$50,936	$9,971

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Three Months Ended March 31, 2019
	Fortress[1]	Avenue	Checkpoint	Mustang	Total
($ in thousands)
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(4,876)	$(5,568)	$(8,203)	$(6,678)	$(25,325)
Investing activities	11,952	-	-	12,196	24,148
Financing activities	5,800	32,345	355	13,613	52,113
Net increase in cash and cash equivalents and restricted cash	$12,876	$26,777	$(7,848)	$19,131	$50,936

	For the Three Months Ended March 31, 2018
	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(10,253)	$(6,819)	$(5,207)	$(5,565)	$(27,844)
Investing activities	(89)	10,000	-	(11,751)	(1,840)
Financing activities	18,714	-	20,845	96	39,655
Net increase in cash and cash equivalents and restricted cash	$8,372	$3,181	$15,638	$(17,220)	$9,971

Note 1: Includes Fortress and non-public subsidiaries

Operating Activities

Net cash used in operating activities decreased $2.5 million from the three months ended March 31, 2018, compared to the three months ended March 31, 2019. The increase was primarily due to the decrease of $19.9 million in net loss from continuing operations, primarily offset by the gain from the deconsolidation of Caelum of $18.4 million and a $0.4 million increase of expense related to research and development-licenses acquired.

Investing Activities

Net cash provided by investing activities increased $26.0 million from the three months ended March 31, 2018, compared to the three months ended March 31, 2019. The increase is primarily due to $13.1 million received from the sale of National, a decrease in the purchase of short-term investments of $25.0 million, offset by the $11.4 million redemption of certificates of deposit held by Mustang, a decrease of $0.5 million in the purchase of property and equipment as the build-out of the cell processing facility in Worcester, Massachusetts by Mustang slows, $1.2 million decrease in cash due to deconsolidation of Caelum, as well as a decrease of $0.1 million in funds used to purchase research and development licenses.

Financing Activities

Net cash provided by financing activities was $39.7 million for the three months ended March 31, 2018, compared to $52.1 million of net cash provided by financing activities for the three months ended March 31, 2019. During the three months ended March 31, 2019, net proceeds from subsidiaries’ offerings were $31.5 million, and net proceeds from Mustang’s Horizon Notes was $15.0 million. Additionally, $0.6 million was paid in Preferred A dividends, and $6.1 million was received in net proceeds from the Company’s at-the-market offering and $0.4 million was received in net proceeds from a partner company’s at-the-market offerings.

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

Based on our analysis, for the years ended December 31, 2017, December 31, 2018 and for the interim period through March 31, 2019, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

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

If we or certain of our partner companies cannot innovate and develop products and services and/or commercialize biopharmaceutical products or grow our and their respective businesses, we may not be able to generate revenue.

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

We currently depend heavily upon the efforts and abilities of our management team and the management teams of our partners. The loss or unavailability of the services of any of these individuals could have a material adverse effect on our business, prospects, financial condition and results. In addition, we have not obtained, do not own, and are not the beneficiary of key-person life insurance for any of our key personnel. We only maintain a limited amount of directors’ and officers’ liability insurance coverage. There can be no assurance that this coverage will be sufficient to cover the costs of the events that may occur, in which case, there could be a substantial impact on our ability to continue operations.

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

We receive a large amount of proprietary information from potential or existing licensors of intellectual property and potential acquisition target companies, all pursuant to confidentiality agreements. The confidentiality and proprietary invention assignment agreements that we have in place with each of our employees and consultants prohibit the unauthorized disclosure of such information, but such employees or consultants may nonetheless disclose such information through negligence or willful misconduct. Any such unauthorized disclosures could subject us to monetary damages and/or injunctive or equitable relief. The notes, analyses and memoranda that we have generated based off such information are also valuable to our businesses, and the unauthorized disclosure or misappropriation of such materials by our employees and consultants could significantly harm our strategic initiatives - especially if such disclosures are made to our competitor companies.

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

We are primarily an early-stage biopharmaceutical company and certain of our partners and affiliates, on whose successes we largely rely, are also early-stage biopharmaceutical companies with limited operating histories. To date, we have engaged primarily in acquisition, evaluative and R&D activities and have not generated any revenues from product sales (except through Journey Medical Corporation). We have incurred significant net losses since our inception. As of March 31, 2019, we had an accumulated deficit of approximately $394.9 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from continuing operations of approximately $130.8 million and $97.5 million for the years ended December 31, 2018 and 2017, respectively. At March 31, 2019, we had an accumulated deficit of approximately $394.9 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new partners and affiliates in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At March 31, 2019, the total amount of debt outstanding was $82.9 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. Such restrictive covenants may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

We have in the past completed a number of partnerships and/or contingent sales of our assets and subsidiaries, including an equity investment and contingent sale between Avenue and InvaGen and an equity investment and option transaction between Caelum and Alexion Pharmaceuticals, Inc. Each of these transactions has been time-consuming and has diverted management’s attention. As a result of these contingent sales (and other similar transactions we may in the future complete), we may experience a reduction in the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. For example, in connection with execution of the Avenue SPMA, we signed a Restrictive Covenant Agreement, which prohibits us from, directly or indirectly, engaging in the business of hospital administered pain management anywhere in the world other than Canada, Central America or South America for a period of five years after the earlier of the termination of the Avenue SPMA or consummation of the Merger Transaction (as defined in the Avenue SPMA).

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

At March 31, 2019, Lindsay A. Rosenwald, M.D. our Chairman, President and Chief Executive Officer, beneficially owned 15.3% of our issued and outstanding capital stock, including 98,164 shares of our Series A Stock. At March 31, 2019, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 14.9% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Almost all of the 66.0 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of March 31, 2019 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, from time to time we may issue and sell shares of our Common Stock having an aggregate offering price of up to $10.2 million as of March 31, 2019. Any sale of a substantial number of shares of our Common Stock could cause a drop in the trading price of our Common Stock on the Nasdaq Stock Market.

We have never paid and currently do not intend to pay cash dividends in the near future, except for the dividend we pay on shares of our Series A Preferred Stock. As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our or their common stock, or made stock dividends, except for the dividend we pay on shares of our Series A Preferred Stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our businesses, and retain our stock positions. In addition, the terms of existing and future debt agreements may preclude us from paying cash of stock dividends. Equally, each of our affiliates and partners is governed by its own board of directors with individual governance and decision-making regimes and mandates to oversee such entities in accordance with their respective fiduciary duties. As a result, we alone cannot determine the acts that could maximize value to you of such affiliates/partners in which we maintain ownership positions, such as declaring cash or stock dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Development, Option and Stock Purchase Agreement dated January 30, 2019 by and among Fortress Biotech, Inc., Caelum Biosciences, Inc. (“Caelum”), Alexion Therapeutics, Inc., and the Caelum security holders parties thereto.

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2019	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 10, 2019	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)

