Form 10-Q
period 2019-06-30
Fortress Biotech, Inc.
filed 2019-08-09
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, there were 69,042,411 shares of Common Stock of the issuer outstanding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$149,407	$65,508
Accounts receivable (net of allowance of $250 and $0 at June 30, 2019 and December 31, 2018, respectively)	3,104	5,498
Short-term investments (certificates of deposit)	5,000	17,604
Inventory	732	678
Other receivables - related party	1,850	2,095
Prepaid expenses and other current assets	3,418	6,735
Current assets held for sale	-	13,089
Total current assets	163,511	111,207

Property and equipment, net	12,023	12,019
Operating lease right-of-use asset, net	22,255	-
Restricted cash	16,074	16,074
Long-term investment, at fair value	11,193	-
Intangible asset	971	1,417
Other assets	1,237	276
Total assets	$227,264	$140,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,260	$34,067
Accounts payable and accrued expenses - related party	-	149
Interest payable	1,022	1,232
Interest payable - related party	94	97
Notes payable, short-term - related party (net of debt discount of $104 and $336 at June 30, 2019 and December 31, 2018, respectively)	9,396	9,164
Partner company convertible note, short-term, at fair value	-	9,914
Operating lease liabilities - short-term	1,626	-
Derivative warrant liability	-	991
Total current liabilities	36,398	55,614

Notes payable, long-term (net of debt discount of $6,435 and $4,567 at June 30, 2019 and December 31, 2018, respectively)	74,307	60,425
Operating lease liabilities - long-term	24,510	-
Other long-term liabilities	2,229	5,211
Total liabilities	137,444	121,250

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 1,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018; liquidation value of $25.00 per share	1	1
Common stock, $.001 par value, 100,000,000 shares authorized, 68,138,203 and 57,845,447 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	68	58
Common stock issuable, 317,804 and 744,322 shares as of June 30, 2019 and December 31, 2018, respectively	490	659
Additional paid-in-capital	439,295	397,408
Accumulated deficit	(407,980)	(396,274)
Total stockholders' equity attributed to the Company	31,874	1,852

Non-controlling interests	57,946	17,891
Total stockholders' equity	89,820	19,743
Total liabilities and stockholders' equity	$227,264	$140,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
($ in thousands except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Product revenue, net	$8,199	$6,689	$14,324	$12,198
Revenue - from a related party	1,051	126	1,403	520
Net revenue	9,250	6,815	15,727	12,718

Operating expenses
Cost of goods sold - product revenue	2,386	1,668	4,270	3,140
Research and development	18,511	17,488	41,784	42,446
Research and development – licenses acquired	200	1	650	98
General and administrative	13,443	13,056	26,921	26,604
Total operating expenses	34,540	32,213	73,625	72,288
Loss from operations	(25,290)	(25,398)	(57,898)	(59,570)

Other income (expense)
Interest income	779	294	1,217	572
Interest expense and financing fee	(3,106)	(2,590)	(5,575)	(4,993)
Change in fair value of derivative liability	-	79	-	102
Change in fair value of subsidiary convertible note	-	(140)	-	110
Change in fair value of investments	-	(707)	-	(825)
Other loss	-	(333)	-	(333)
Gain on deconsolidation of Caelum	137	-	18,521	-
Total other income (expense)	(2,190)	(3,397)	14,163	(5,367)
Loss from continuing operations	(27,480)	(28,795)	(43,735)	(64,937)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(6,921)	-	(8,997)
Total loss from discontinued operations	-	(6,921)	-	(8,997)
Net loss	(27,480)	(35,716)	(43,735)	(73,934)

Less: net loss attributable to non-controlling interests	14,382	14,105	32,029	31,305
Net loss attributable to common stockholders	$(13,098)	$(21,611)	$(11,706)	$(42,629)

Loss from continuing operations per common share - basic and diluted	$(0.51)	$(0.66)	$(0.86)	$(1.51)
Loss from discontinued operations per common share - basic and diluted	$-	$(0.16)	$-	$(0.21)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.24)	$(0.50)	$(0.23)	$(0.99)

Weighted average common shares outstanding - basic and diluted	53,726,125	43,377,629	51,130,977	42,948,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
($ in thousands)
(Unaudited)

Three Months Ended June 30, 2019

	Series A Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at March 31, 2019	1,000,000	$1	63,126,521	$63	$765	$414,870	$(394,882)	$29,892	$50,709
Stock-based compensation expense	-	-	-	-	-	3,373	-	-	3,373
Issuance of restricted stock	-	-	55,417	-	-	-	-	-	-
Issuance of common stock under ESPP	-	-	54,221	-	-	60	-	-	60
Issuance of common stock for at-the-market offering, net	-	-	4,463,399	5	-	7,720	-	-	7,725
Preferred A dividends declared and paid	-	-	-	-	-	(586)	-	-	(586)
Partner company’s offering, net	-	-	-	-	-	29,485	-	-	29,485
Partner company’s at-the-market offering, net	-	-	-	-	-	25,984	-	-	25,984
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	490	-	-	-	490
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	268,324	-	(484)	484	-	-	-
Common shares issued for Opus interest expense	-	-	170,321	-	(281)	341	-	-	60
Non-controlling interest in subsidiaries	-	-	-	-	-	(42,436)	-	42,436	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(14,382)	(14,382)
Net loss attributable to common stockholders	-	-	-	-	-	-	(13,098)	-	(13,098)
Balance at June 30, 2019	1,000,000	$1	68,138,203	$68	$490	$439,295	$(407,980)	$57,946	$89,820

Six Months Ended June 30, 2019

					Common	Additional
	Series A Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2018	1,000,000	$1	57,845,447	$58	$659	$397,408	$(396,274)	$17,891	$19,743
Stock-based compensation expense	-	-	-	-	-	6,682	-	-	6,682
Issuance of restricted stock	-	-	1,664,742	2	-	(2)	-	-	-
Issuance of common stock under ESPP	-	-	54,221	-	-	60	-	-	60
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	(164)	164	-	-	-
Issuance of common stock for at-the-market offering, net	-	-	7,390,826	8	-	13,859	-	-	13,867
Preferred A dividends declared and paid	-	-	-	-	-	(1,172)	-	-	(1,172)
Partner company’s offering, net	-	-	-	-	-	60,984	-	-	60,984
Partner company’s at-the-market offering, net	-	-	-	-	-	26,339	-	-	26,339
Issuance of partner company warrants in conjunction with Horizon Notes	-	-	-	-	-	888	-	-	888
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	490	-	-	-	490
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	1,012,646	-	(495)	979	-	-	484
Common shares issuable for Opus interest expense	-	-	-	-	281	-	-	-	281
Common shares issued for Opus interest expense	-	-	170,321	-	(281)	341	-	-	60
Non-controlling interest in subsidiaries	-	-	-	-	-	(67,235)	-	67,235	-
Deconsolidation of Caelum non-controlling interest	-	-	-	-	-	-	-	4,849	4,849
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(32,029)	(32,029)
Net loss attributable to common stockholders	-	-	-	-	-	-	(11,706)	-	(11,706)
Balance at June 30, 2019	1,000,000	$1	68,138,203	$68	$490	$439,295	$(407,980)	$57,946	$89,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
($ in thousands)
(Unaudited)

Three Months Ended June 30, 2018

					Common	Additional
	Series A Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at March 31, 2018	1,000,000	$1	52,686,537	$52	$489	$374,254	$(333,145)	$65,895	$107,546
Stock-based compensation expense	-	-	-	-	-	3,152	-	-	3,152
Issuance of restricted stock	-	-	85,834	1	-	(1)	-	-	-
Issuance of common stock under ESPP	-	-	43,707	-	-	128	-	-	128
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	-	1	-	-	1
Subsidiary's offering cost	-	-	-	-	-	1,813	-	-	1,813
Exercise of subsidiary's warrants for cash	-	-	-	-	-	85	-	-	85
Issuance of common stock for at-the-market offering	-	-	1,066,038	1	-	3,751	-	-	3,752
At-the-market offering cost	-	-	-	-	-	(135)	-	-	(135)
Common shares issuable for Opus interest expense	-	-	-	-	287	-	-	-	287
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	489	-	-	-	489
Common shares issued for2017 Subordinated Note Financing interest expense	-	-	104,958	-	(489)	489	-	-	-
Preferred A dividends declared and paid	-	-	-	-	-	(586)	-	-	(586)
2017 Preferred A offering cost adjustment	-	-	-	-	-	1,297	-	-	1,297
Disposal of NHLD	-	-	-	-	-	14,152	-	-	14,152
Non-controlling interest in subsidiaries	-	-	-	-	-	(542)	-	542	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(14,105)	(14,105)
Net loss attributable to common stockholders	-	-	-	-	-	-	(21,611)	-	(21,611)
Balance at June 30, 2018	1,000,000	$1	53,987,074	$54	$776	$397,858	$(354,756)	$52,332	$96,265

Six Months Ended June 30, 2018

					Common	Additional
	Series A Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2017	1,000,000	$1	50,991,285	$51	$500	$364,148	$(312,127)	$67,929	$120,502
Stock-based compensation expense	-	-	-	-	-	7,947	-	-	7,947
Issuance of restricted stock	-	-	1,558,274	2	-	(2)	-	-	-
Issuance of common stock under ESPP	-	-	43,707	-	-	128	-	-	128
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	-	23	-	-	23
Subsidiary's offering, net	-	-	-	-	-	22,657	-	-	22,657
Exercise of subsidiary's warrants for cash	-	-	-	-	-	181	-	-	181
Issuance of common stock for at-the-market offering	-	-	1,130,835	1	-	4,069	-	-	4,070
At-the-market offering cost	-	-	-	-	-	(141)	-	-	(141)
Common shares issuable for Opus interest expense	-	-	-	-	287	-	-	-	287
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	489	-	-	-	489
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	262,973	-	(500)	989	-	-	489
Preferred A dividends declared and paid	-	-	-	-	-	(1,172)	-	-	(1,172)
2017 Preferred A offering cost adjustment	-	-	-	-	-	1,297	-	-	1,297
Disposal of NHLD	-	-	-	-	-	13,442	-	-	13,442
Non-controlling interest in subsidiaries	-	-	-	-	-	(15,708)	-	15,708	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(31,305)	(31,305)
Net loss attributable to common stockholders	-	-	-	-	-	-	(42,629)	-	(42,629)
Balance at June 30, 2018	1,000,000	$1	53,987,074	$54	$776	$397,858	$(354,756)	$52,332	$96,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(43,735)	$(73,934)
Net loss on discontinued operations	-	(8,997)
Loss from continuing operations	(43,735)	(64,937)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	938	503
Bad debt expense	250	-
Amortization of debt discount	1,521	1,247
Amortization of product revenue license fee	446	266
Amortization of operating lease right-of-use assets	771	-
Stock-based compensation expense	6,682	7,947
Common shares issuable for 2017 Subordinated Note Financing interest expense	490	489
Common shares issued for 2017 Subordinated Note Financing interest expense	484	489
Common shares issuable for Opus interest expense	281	287
Common shares issued for Opus interest expense	60	-
Change in fair value of investments	-	825
Change in fair value of derivative liability	-	(102)
Change in fair value of partner company convertible note	-	(110)
Gain on deconsolidation of Caelum	(18,521)	-
Research and development-licenses acquired, expense	650	98
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	2,144	2,437
Inventory	(54)	(128)
Other receivables - related party	245	(157)
Prepaid expenses and other current assets	3,346	(740)
Other assets	(961)	(343)
Current assets held for sale	-	(5,029)
Noncurrent assets held for sale	-	956
Current liabilities held for sale	-	11,980
Accounts payable and accrued expenses	(8,646)	1,442
Accounts payable and accrued expenses - related party	(149)	(99)
Interest payable	(12)	256
Interest payable - related party	(3)	(3)
Lease liabilities	(713)	-
Other long-term liabilities	841	248
Net cash used in continuing operating activities	(53,645)	(42,178)
Net cash used in discontinued operating activities	-	(9,748)
Net cash used in operating activities	(53,645)	(51,926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Investing Activities:
Purchase of research and development licenses	-	(75)
Purchase of property and equipment	(955)	(4,613)
Purchase of short-term investment (certificates of deposit)	(5,000)	(35,000)
Redemption of short-term investment (certificates of deposit)	17,604	36,002
Security deposits paid	-	(343)
Deconsolidation of Caelum	(1,201)	-
Net cash provided by (used in) continuing investing activities	10,448	(4,029)
Net cash provided by discontinued investing activities	13,089	-
Net cash provided by (used in) investing activities	23,537	(4,029)

Cash Flows from Financing Activities:
Payment of Preferred A dividends	(1,172)	(1,172)
Inter-company costs related to the issuance of Series A preferred stock	-	1,297
Proceeds from issuance of common stock under ESPP	60	128
Proceeds from at-the-market offering	14,120	4,070
Payment of cost related to at-the-market offering	(253)	(141)
Proceeds from partner companies' sale of stock	66,623	23,011
Payment of costs related to partner companies' sale of stock	(5,397)	(354)
Proceeds from partner companies' at-the-market offering	26,998	-
Payment of costs related to partner companies' at-the-market offering	(604)	-
Proceeds from exercise of partner company's warrants	-	181
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	(23)	(404)
Proceeds from 2018 Venture Notes	-	21,707
Payment of debt issue costs associated with 2018 Venture Notes	(115)	(1,863)
Proceeds from partner company's Horizon Notes	15,000	-
Payment of debt issuance costs associated with partner company's Horizon Notes	(1,230)	-
Payment of partner company's Convertible Notes	-	(4,076)
Net cash provided by financing activities	114,007	42,384

Net increase (decrease) in cash and cash equivalents and restricted cash	83,899	(13,571)
Cash and cash equivalents and restricted cash at beginning of period	81,582	110,958
Cash and cash equivalents and restricted cash at end of period	$165,481	$97,387

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,538	$1,819
Cash paid for interest - related party	$227	$281

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$2	$2
Unpaid debt offering cost	$211	$5
Unpaid partner company’s offering cost	$242	$-
Unpaid partner company’s at-the-market offering cost	$55	$-
Common shares issuable for license acquired	$164	$-
Issuance of partner company warrants in conjunction with Horizon Notes	$888	$-
Fixed assets acquired but not paid	$183	$818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which the Company does at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities the Company founded and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprising of scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Fortress, through its partner companies, has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, and the University of Pennsylvania.

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

As of June 30, 2019, several of the Fortress partner companies maintain licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), and Tamid Bio, Inc. (“Tamid”).

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

Discontinued Operations

At December 31, 2018, the Company determined that its National segment met the discontinued operations criteria set forth in Accounting Standards Codification (ASC) Subtopic 205-20-45, Presentation of Financial Statements. As such, the National segment results have been classified as discontinued operations in the accompanying Condensed Consolidated financial statements. See Note 3 for more information relating to the Company’s discontinued operations.

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

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company continues to account for leases in the prior period financial statements under previous lease guidance ASC Topic 840, Leases.

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

Recently Issued Accounting Pronouncements

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

The following is a summary of revenue and expenses of National for the three and six months ended June 30, 2018. The Company had no activity related to National in 2019.

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2018	June 30, 2018
Revenue	$57,019	$106,541

Operating expenses
Commissions, compensation and fees	49,345	92,906
Clearing fees	578	1,321
Communications	813	1,573
Occupancy	1,141	2,096
Licenses and registration	530	1,167
Professional fees	578	1,971
Interest	2	4
Underwriting costs	42	187
Depreciation and amortization	857	1,716
Other administrative expenses	2,332	4,113
Total operating expenses	56,218	107,054
Loss from operations	801	(513)

Other income (expenses)
Interest income	-	6
Interest expense and financing fees	446	766
Change in fair value of derivative liabilities	(6,945)	(8,033)
Other income	215	215
Total other expenses	(6,284)	(7,046)
Loss from discontinued operations before income taxes	(5,483)	(7,559)

Income tax expense	1,438	1,438
Loss from discontinued operations	(6,921)	(8,997)

Gain from disposal of National	-	-
Total loss from discontinued operations, net of tax	$(6,921)	$(8,997)

During the six months ended June 30, 2019, the Company received $13.1 million or $3.25 per share, for its remaining ownership of National, as such as of June 30, 2019, the Company had no asset available for sale on its condensed consolidated balance sheets. In connection with this sale, the Company classified the assets and liabilities related to National, included on its condensed consolidated balance sheet as of December 31, 2018, as held for sale as presented in the table below:

December 31,
($ in thousands)	2018
ASSETS
Current assets
Current assets held for sale	$13,089
Total current assets held for sale	13,089

Total assets held for sale	$13,089

The table below depicts the cash flows from the transaction for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
($ in thousands)	2019	2018
Operating activities
Effect of elimination entry with discontinued operations presentation	$-	$(751)
Net loss on discontinued operations	-	(8,997)
Total cash used in discontinued operating activities	$-	$(9,748)

Investing activities
Proceeds from sale of National	$13,089	$-
Total cash provided by discontinued investing activities	$13,089	$-

4.	Collaboration and Stock Purchase Agreements

Caelum

Agreement with Alexion

In January 2019, the Company’s partner company, Caelum, signed an agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) to advance the development of CAEL-101. Under the terms of the agreement, Alexion purchased a 19.9% minority equity interest in Caelum for $30 million. Additionally, Alexion has agreed to make potential payments to Caelum upon the achievement of certain developmental milestones, in exchange for which Alexion obtained a contingent exclusive option to acquire the remaining equity in the company for pre-negotiated economics.

In connection with the Alexion agreement, the Company deconsolidated its holdings in Caelum immediately prior to the execution of the agreement. The following table provides a summary of the assets and liabilities of Caelum impacted by the deconsolidation:

January
($ in thousands)	2019
ASSETS
Current assets
Cash and cash equivalents	$1,201
Prepaid expenses and other current assets	6
Total current assets	$1,207

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$2,246
Interest payable	198
Interest payable - related party	106
Note payable - related party	929
Note payable	9,914
Warrant liability	991
Total current liabilities	14,384
Net liability impacted by deconsolidation	$13,177

In connection with this transaction the Company recorded a gain resulting from the deconsolidation of Caelum on its condensed consolidated financial statements for the six months ended June 30, 2019:

Gain on deconsolidation of Caelum
($ in thousands)
Fair value of Caelum	$11,193
Net liabilities deconsolidated	13,177
Non-controlling interest share	(4,849)
Write off of MSA fees due Fortress	(1,000)
Gain on deconsolidation of Caelum	$18,521

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

Upon the achievement of certain closing conditions (including most notably U.S. Food and Drug Administration approval for IV Tramadol, Avenue’s product candidate), InvaGen will be obligated to acquire Avenue via reverse triangular merger (the “Merger Transaction”). Under the Merger Transaction, InvaGen will pay $180 million (subject to certain potential reductions) to the holders of Avenue’s capital stock (other than InvaGen itself).

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

Each CVR represents the right of its holder to receive a contingent cash payment pursuant to the CVR Agreement upon the achievement of certain milestones. If, during the period commencing on the day following the closing of the Merger Transaction until December 31, 2028, IV Tramadol generates at least $325 million or more in Net Sales (as defined in the CVR Agreement) in a calendar year, each Holder shall be entitled to receive their pro rata share of (i) if the product generated less than $400 million in Net Sales during such calendar year, 10% of Gross Profit (as defined in the CVR Agreement), (ii) if the product generated between $400 million and $500 million in Net Sales during such calendar year, 12.5% of Gross Profit, or (iii) if the product generated more than $500 million in Net Sales during such calendar year, 15% of Gross Profit. Additionally, at any time beginning on January 1, 2029 that IV Tramadol has generated at least $1.5 billion in aggregate Net Sales, then with respect to each calendar year in which IV Tramadol generates $100 million or more in Net Sales, each Holder shall be entitled to receive their pro rata share of an amount equal to 20% of the Gross Profit generated by IV Tramadol. These additional payments will terminate on the earlier of December 31, 2036 and the date (which may be extended by up to 6 months) that any person has received approval from the FDA for an Abbreviated New Drug Application or an FDA AP-rated 505(b)(2) NDA using IV Tramadol.

5.	Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	June 30,	December 31,
($ in thousands)	(Years)	2019	2018
		(Unaudited)
Computer equipment	3	$648	$648
Furniture and fixtures	5	1,153	1,128
Machinery & equipment	5	3,666	3,143
Leasehold improvements	5-15	9,359	9,271
Construction in progress (1)	N/A	699	393
Total property and equipment		15,525	14,583
Less: Accumulated depreciation		(3,502)	(2,564)
Property and equipment, net		$12,023	$12,019

Note 1: Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended June 30, 2019 and 2018, was approximately $0.5 million and $0.3 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

Fortress' depreciation expense for the six months ended June 30, 2019 and 2018, was approximately $0.9 million and $0.5 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

6.	Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Fair Value of Caelum

The Company valued its investment in Caelum in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $11.2 million based on a per share value of $1.549. The following inputs were utilized to derive the value: risk free rate of return of 2.24%, volatility of 70% and a discount for lack of marketability of 27.9%.

In connection with the Development Option and Share Purchase Agreement (“DOSPA”) between Caelum and Alexion Therapeutics, Inc., Caelum’s convertible notes automatically converted into common shares of Caelum and the warrant liability payable to the placement agent in connection with the placement of the convertible notes was also issued.

Caelum Warrant Liability

The Caelum warrant liability and convertible notes did not exist as of June 30, 2019. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s warrant liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 is as follows:

December 31, 2018
Risk-free interest rate	2.905% - 2.909%
Expected dividend yield	-%
Expected term in years	3.84 - 3.96
Expected volatility	70%

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2019	$991
Issuance of warrant due to conversion of note	(991)
Ending balance at June 30, 2019	$-

Caelum Convertible Notes

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s convertible notes that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 is as follows:

December 31, 2018
Risk-free interest rate	2.302%
Expected dividend yield	-%
Expected term in years	0.32
Expected volatility	67%

($ in thousands)	Caelum Convertible Notes, at fair value
Beginning balance at January 1, 2019	$9,914
Conversion of the convertible notes	(9,914)
Ending balance at June 30, 2019	$-

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value as of June 30, 2019 and December 31, 2018:

	Fair Value Measurement as of June 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$-	$-	$11,193	$11,193
Total	$-	$-	$11,193	$11,193

	Fair Value Measurement as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Caelum warrant liability	$-	$-	$991	$991
Caelum convertible notes, at fair value	-	-	9,914	9,914
Total	$-	$-	$10,905	$10,905

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments as of June 30, 2019:

($ in thousands)	Investment in Caelum	Caelum Convertible Note	Warrant liabilities	Total
Balance at December 31, 2018	$-	$9,914	$991	$10,905
Conversion of convertible notes	-	(9,914)	-	(9,914)
Issuance of warrant	-	-	(991)	(991)
Fair value of investment	11,193	-	-	11,193
Balance at June 30, 2019	$11,193	$-	$-	$11,193

As of June 30, 2019, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

7.	Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress, Aevitas, Avenue, Cellvation, Checkpoint, Cyprium, Helocyte, Mustang and Tamid require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three and six months ended June 30, 2019 and 2018, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations as reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Fortress Companies:
Helocyte	$-	$-	$-	$21
Mustang	200	-	650	75
Aevitas	-	1	-	1
Cellvation	-	-	-	1
Total	$200	$1	$650	$98

Mustang

In May 2017, the Company entered into an exclusive license agreement with the City of Hope National Medical Center (“COH”) for the use of CS1-specific chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology. Pursuant to this agreement, the Company paid an upfront fee of $0.6 million and pays an annual maintenance fee of $50,000. Additional payments are due for the achievement of ten development milestones totaling $14.9 million and royalty payments in the mid-single digits are due on net sales of licensed products.

In May 2019 the Company expensed a non-refundable milestone payment of $0.2 million upon the first patient dosed in a Phase 1 clinical study of CS1.

In February 2019, Mustang announced that it partnered and entered into an exclusive worldwide license agreement with Nationwide Children’s Hospital (“Nationwide”) to develop the C134 oncolytic virus (MB-108) for the treatment of glioblastoma multiforme (“GBM”). Mustang intends to combine MB-108 with MB-101 (IL13R2-specific CART) to potentially enhance efficacy in treating GBM. Mustang paid $0.2 million in consideration for the license for exclusive, worldwide rights to develop and commercialize products that incorporate data, know-how and/or C134 virus that were developed at Nationwide. Additional payments are due to Nationwide upon achievement of development and commercialization milestones totaling $152.8 million. Royalty payments in the low-single digits are due on net sales of licensed products.

For the three and six months ended June 30, 2019 and 2018, Mustang recorded the following expense in research and development for licenses acquired:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
City of Hope (COH) - CD123 (MB-102)	$-	$-	$250	$-
Nationwide Children’s Hospital - C134 (MB-108)	-	-	200	-
CSI City of Hope Milestone (MB-104)	200		200
Manufacturing License	-	-	-	75
Total licenses acquired expense	$200	$-	$650	$75

8.	Sponsored Research and Clinical Trial Agreements

Aevitas

In 2018, Aevitas entered into a Sponsored Research Agreement (“SRA”) with the University of Massachusetts (“UMass SRA”) for certain continued research and development activities related to the development of adeno-associated virus (“AAV”) gene therapies in complement-mediated diseases and with the Trustees of the University of Pennsylvania (“UPenn SRA”) for certain continued research and development activities related to the development of AAV gene therapies in complement-mediated diseases. For the three and six months ended June 30, 2019 and 2018, Aevitas recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
UMass - AAV	$-	$300	$-	$400
UPenn - AAV	250	-	500	-
Total	$250	$300	$500	$400

Cellvation

For the three and six months ended June 30, 2019 and 2018, respectively, Cellvation recorded expense of $0.1 million and $0.1 million and $0.1 million and $0.1 million, respectively in connection with its sponsored research arrangement with the University of Texas. The expense was recorded in research and development expense in the Condensed Consolidated Statements of Operations.

Mustang

For the three and six months ended June 30, 2019 and 2018, Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
COH CAR T	$500	$500	$1,000	$1,000
COH - CD123	456	114	759	264
COH - IL13Ra2	225	143	567	503
City of Hope - Manufacturing	115	115	229	229
BIDMC - CRISPR	-	-	69	-
Fred Hutch - CD20	374	418	641	684
Total	$1,670	$1,290	$3,265	$2,680

9.	Intangibles, net

The table below provides a summary of the JMC intangible asset as of June 30, 2019 and December 31, 2018, respectively:

	Estmated Useful	June 30,	December 31,
($ in thousands)	Lives (Years)	2019	2018
		(Unaudited)
Ceracade®	3	$300	$300
Luxamend®	3	50	50
Targadox®	3	1,250	1,250
Exelderm®	3	1,200	1,200
Total		2,800	2,800
Accumulated amortization		(1,829)	(1,383)
Net intangible assets		$971	$1,417

The table below provides a summary for the six months ended June 30, 2019, of JMC recognized expense related to its product licenses, which was recorded in costs of goods sold on the Condensed Consolidated Statement of Operations:

($ in thousands)	Intangible Assets
Beginning balance at January 1, 2019	$1,417
Amortization expense	(446)
Ending balance at June 30, 2019	$971

The future amortization of these intangible assets is as follows:

			Total
($ in thousands)	Targadox®	Exelderm®	Amortization
For the six-months ending December 31, 2019	$104	$200	$304
December 31, 2020	-	400	400
December 31, 2021	-	267	267
Total	$104	$867	$971

10.	Debt and Interest

Debt

Total debt consists of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018	Interest rate	Maturity
($ in thousands)	(Unaudited)
IDB Note	$14,929	$14,929	2.25%	Aug - 2020
2017 Subordinated Note Financing	3,254	3,254	8.00%	March – 2020(3)
2017 Subordinated Note Financing	13,893	13,893	8.00%	May - 2020(3)
2017 Subordinated Note Financing	1,820	1,820	8.00%	June - 2020(3)
2017 Subordinated Note Financing	3,018	3,018	8.00%	August - 2020(3)
2017 Subordinated Note Financing	6,371	6,371	8.00%	September - 2020(3)
2018 Venture Notes	6,517	6,517	8.00%	February - 2021(3)
2018 Venture Notes	15,190	15,190	8.00%	March - 2021(3)
Opus Credit Facility(1)	9,500	9,500	12.00%	September - 2019(3)
Mustang Horizon Notes(2)	15,750	-	9.00%	October - 2022
Caelum Convertible Note, at fair value	-	1,000	8.00%	January - 2019
Caelum Convertible Note, at fair value	-	6,800	8.00%	February - 2019
Caelum Convertible Note, at fair value	-	2,114	8.00%	March - 2019
Total notes payable	90,242	84,406
Less: Discount on notes payable	6,539	4,903
Total notes payable	$83,703	$79,503

Note 1: Classified as short-term on the Company’s Consolidated Balance Sheet as of December 31, 2018.

Note 2: Interest rate is 9.0% plus one-month LIBOR Rate in excess of 2.5%.

Note 3: Maturity date extended (see Note 21)

Mustang Horizon Notes

On March 29, 2019 (“Closing Date”), Mustang entered into a $20.0 million venture debt financing agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), the proceeds of which will provide Mustang with additional working capital to continue development of its gene and cell therapies. In accordance with the Loan Agreement, $15.0 million of the $20.0 million loan was funded on the Closing Date, with the remaining $5.0 million fundable upon Mustang achieving certain predetermined milestones.

Each advance under the Horizon Loan Agreement will mature 42 months from the first day of the month following the funding of the advance. The first three advances will mature on October 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to 9.00% plus the amount by which the one-month LIBOR Rate, as reported in the Wall Street Journal, exceeds 2.5%. The Loan Agreement provides for interest-only payments commencing May 1, 2019 through and including October 1, 2020. The interest-only period may be extended to April 1, 2021 if Mustang satisfies the Interest Only Extension Milestone (as defined in the Loan Agreement). Thereafter, commencing May 1, 2021, amortization payments will be payable monthly in eighteen installments of principal and interest. At its option, upon ten business days’ prior written notice to Horizon, Mustang may prepay all or any portion greater than or equal to $500,000 of each of the outstanding advances by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest, subject to a prepayment charge of 4.0% of the then outstanding principal balance of each advance if such advance is prepaid on or before the Loan Amortization Date (as defined in the Loan Agreement), 3% if such advance is prepaid after the Loan Amortization Date applicable to such Loan, but on or prior to twelve months following the Loan Amortization Date, and 2% thereafter. In addition, a final payment equal to $0.3 million for each advance (i.e., $0.8 million in aggregate with respect to the initial $15.0 million) is due on the maturity date or other date of payment in full. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding.

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

The events of default under the Loan Agreement include, among other things, without limitation, and subject to customary grace periods, (1) Mustang’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) Mustang’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse change, (4) Mustang making a false or misleading representation or warranty in any material respect, (5) Mustang’s insolvency or bankruptcy, (6) certain attachments or judgments on the Mustang’s assets, (7) the occurrence of any material default under certain agreements or obligations of Mustang involving indebtedness in excess of $0.3 million or (8) failing to maintain minimum monthly cash balances which range from approximately $8.0 million to $13.0 million over the term of the loan. If an event of default occurs, Horizon is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

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

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended June 30,
	2019			2018
($ in thousands)	Interest	Fees(1)	Total	Interest	Fees (1)	Total
IDB Note	$85	$-	$85	$85	$-	$85
2017 Subordinated Note Financing	1,048	392	1,440	1,049	357	1,406
Opus Credit Facility	284	119	403	284	101	385
2018 Venture Notes	432	156	588	429	128	557
LOC Fees	16	-	16	9	-	9
Helocyte Convertible Note	-	-	-	19	-	19
Caelum Convertible Note	-	-	-	195	-	195
Mustang Horizon Notes	342	232	574	-	-	-
Other	-	-	-	(66)	-	(66)
Total Interest Expense and Financing Fee	$2,207	$899	$3,106	$2,004	$586	$2,590

Note 1: Amortization of fees

	Six Months Ended June 30,
	2019			2018
($ in thousands)	Interest	Fees (1)	Total	Interest	Fees (1)	Total
IDB Note	$168	$-	$168	$169	$-	$169
2017 Subordinated Note Financing	2,076	755	2,831	2,097	682	2,779
Opus Credit Facility	565	232	797	565	420	985
2018 Venture Notes	861	302	1,163	485	145	630
LOC Fees	31	-	31	16	-	16
Helocyte Convertible Note	-	-	-	87	-	87
Caelum Convertible Note	-	-	-	391	-	391
Mustang Horizon Notes	353	232	585	-	-	-
Other	-	-	-	(64)	-	(64)
Total Interest Expense and Financing Fee	$4,054	$1,521	$5,575	$3,746	$1,247	$4,993

Note 1: Amortization of fees

11.	Leases

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

Most of the Company’s lease liabilities result from the lease of its New York City, NY office, which expires in 2031 and Mustang’s Worcester, MA cell processing facility lease, which expires in 2026. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options.  The Company does not act as a lessor or have any leases classified as financing leases. At June 30, 2019, the Company had operating lease liabilities of $26.1 million and right of use assets of $22.3 million, which were included in the condensed balance sheet.

During the three and six months ended June 30, 2019, the Company recorded $0.8 million and $1.6 million, respectively, as lease expense to current period operations.

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$803	$1,599
Shared lease costs	(452)	(929)
Variable lease cost	337	415
Total lease cost	$688	$1,085

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of Topic 842:

($ in thousands)	Six Months Ended June 30, 2019
Operating cash flows from operating leases	$(1,540)
Weighted-average remaining lease term – operating leases	6.5
Weighted-average discount rate – operating leases	6.2%

Future Lease
($ in thousands)	Liability
Six months ended December 31, 2019	$1,098
Year Ended December 31, 2020	3,351
Year Ended December 31, 2021	3,114
Year Ended December 31, 2022	3,084
Year Ended December 31, 2023	3,137
Other	23,463
Total	37,247
Less: present value discount	(11,111)
Operating lease liabilities	$26,136

At December 31, 2018, the total future minimum lease payments under all leases were:

($ in thousands)
2019	$3,070
2020	3,289
2021	3,084
2022	3,084
2023	3,137
Beyond	23,466
Total minimum lease payments	$39,130

12.	Accrued Liabilities and other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
($ in thousands)	(Unaudited)
Accrued expenses:
Professional fees	$1,051	$1,434
Salaries, bonuses and related benefits	4,479	5,843
Research and development	3,527	3,805
Research and development – manufacturing	946	826
Research and development – clinical supplies	160	160
Research and development - license maintenance fees	409	519
Research and development -milestones	200	200
Dr. Falk Pharma milestone	-	300
Accrued royalties payable	1,641	1,108
Accrued coupon expense	981	838
Other	1,401	1,327
Total accrued expenses	$14,795	$16,360

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge(1)	2,229	5,211
Total other long-term liabilities	$2,229	$5,211

Note 1: As of June 30, 2019, balance consists of deferred charges related to build-out of the New York facility, and as of December 31, 2018, balance consists of deferred rent and deferred build out charges.

13.	Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	As of June 30, 2019
($ in thousands)	NCI equity share	Net loss attributable to non-controlling interests	Non-controlling interests in consolidated entities	Non- controlling ownership
Aevitas	$(1,169)	$(301)	$(1,470)	36.1%
Avenue(2)	23,900	(13,172)	10,728	77.2%
Cellvation	(697)	(90)	(787)	21.1%
Checkpoint(1)	12,042	(7,069)	4,973	69.0%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(292)	(73)	(365)	10.6%
Helocyte	(4,136)	(79)	(4,215)	19.3%
JMC	(223)	83	(140)	6.9%
Mustang(2)	61,361	(11,263)	50,098	70.1%
Tamid	(521)	(65)	(586)	23.4%
Total	$89,975	$(32,029)	$57,946

	As of December 31, 2018
($ in thousands)	NCI equity share	Net loss attributable to non-controlling interests	Non-controlling interests in consolidated entities	Non- controlling ownership
Aevitas	$(474)	$(606)	$(1,080)	36.1%
Avenue(2)	13,326	(13,735)	(409)	64.8%
Caelum(3)	(2,436)	(2,413)	(4,849)	36.8%
Cellvation	(457)	(185)	(642)	21.1%
Checkpoint(1)	31,648	(23,470)	8,178	69.3%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(210)	(62)	(272)	10.8%
Helocyte	(3,372)	(684)	(4,056)	19.8%
JMC	(475)	245	(230)	6.9%
Mustang(2)	38,631	(16,628)	22,003	60.5%
Tamid	(211)	(251)	(462)	23.4%
Total	$75,680	$(57,789)	$17,891

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Warrants to purchase Common Stock	874,189	894,189
Opus warrants to purchase Common Stock	1,880,000	1,880,000
Options to purchase Common Stock	1,148,347	1,085,502
Convertible preferred stock	1,000,000	1,000,000
Unvested Restricted Stock	12,623,290	11,023,682
Unvested Restricted Stock Units	840,845	1,864,980
Total	18,366,671	17,748,353

15.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Employee awards	$920	$1,121	$1,855	$2,063
Executive awards of Fortress Companies' stock	355	444	707	962
Non-employee awards	71	23	69	46
Fortress Companies:
Avenue	535	322	1,286	671
Checkpoint	813	72	1,611	1,209
Mustang	622	972	1,054	2,966
Other	57	198	100	30
Total stock-based compensation expense	$3,373	$3,152	$6,682	$7,947

For the three months ended June 30, 2019 and 2018, approximately $0.8 million and $0.8 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.6 million and $2.4 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the six months ended June 30, 2019 and 2018, approximately $1.4 million and $3.1 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $5.3 million and $4.8 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2018	1,285,501	$3.75	$-	2.93
Granted	125,000	$1.18	40,000	-
Options vested and expected to vest at June 30, 2019	1,410,501	$4.30	$89,249	2.83
Options vested and exercisable	1,285,501	$4.60	$49,249	2.67

As of June 30, 2019, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2018	12,645,982	$2.72
Restricted stock granted	1,516,408	0.86
Restricted stock forfeited	-	-
Restricted stock vested	(220,000)	3.16
Restricted stock units granted	40,000	1.63
Restricted stock units forfeited	(185,106)	4.45
Restricted stock units vested	(148,334)	3.41
Unvested balance at June 30, 2019	13,648,950	$2.47

As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $13.6 million and $2.1 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 5.2 years and 2.2 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2018	2,754,189	$3.28	$7,800	3.49
No activity	-	-	-	-
Outstanding as of June 30, 2019	2,754,189	$3.28	$7,800	3.00
Exercisable as of June 30, 2019	849,189	$3.92	$7,800	2.64

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of June 30, 2019, 410,728 shares have been purchased and 589,272 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $19,000 and $43,000, respectively for the three months ended June 30, 2019 and 2018, and was approximately $39,000 and $81,000, respectively, for the six months ended June 30, 2019 and 2018.

Capital Raises

At-the-Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), for the three and six month periods ended June 30, 2019, the Company issued approximately 4.5 million and 7.4 million shares of common stock at an average price of $1.72 and $1.88 per share for gross proceeds of $7.7 million and $14.0 million, respectively. In connection with these sales, the Company paid aggregate fees of approximately $0.3 million. The Sales Agreement terminates on August 17, 2019.

These shares were sold pursuant to the current shelf registration statement on Form S-3; approximately $6.8 million of the shelf remains available for sale at June 30, 2019.

2019 At-the-Market Offering

On June 28, 2019, the Company entered into an At Market Issuance Sales Agreement (“2019 ATM”), with Cantor Fitzgerald & Co., Oppenheimer & Co., Inc., H.C. Wainwright & Co. Inc., Jones Trading Institutional Services LLC and B. Riley FBR, Inc., (each an "Agent" and collectively, the "Agents"). Also June 28, 2019, the Company filed the Second Amendment to Registration Statement No. 333-226089 on Form S-3 (the “Registration Statement”) which, upon effectiveness, will permit the Company to issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the Agents under the 2019 ATM. Under the 2019 ATM, the Company pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

The 2019 ATM terminates on the earlier of three years from the date of effectiveness of the Form S-3 or the sale of all shares of common stock registered on the Registration Statement. The Company was notified by the SEC that the S-3 was declared effective on July 23, 2019.

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

During the three and six months ended June 30, 2019, Checkpoint sold a total of 997,957 and 1,088,226 of its common stock, respectively, under the Checkpoint ATM for aggregate total gross proceeds of approximately $4.1 million and $4.5 million at an average selling price of $4.12 per share. Pursuant to the Founders Agreement, Checkpoint issued 24,941 and 27,195 shares of common stock to Fortress during the three and six months ended June 30, 2019, respectively, for the ATM offering noted above. No sales were made during the three and six months ended June 30, 2018 under the Checkpoint ATM.

In July 2019, Checkpoint was added to the Russell 2000® Index.

Approximately $61.5 million of the shelf remains available for sale under the Checkpoint S-3, following the offerings noted above. Checkpoint may offer the securities under the Checkpoint S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

Mustang Bio, Inc.

Mustang At-the-Market Offering

On July 13, 2018, Mustang filed a shelf registration statement No. 333-226175 on Form S-3, as amended on July 20, 2018 (the "Mustang S-3"), which was declared effective in August 2018. Under the Mustang S-3, Mustang may sell up to a total of $75.0 million of its securities. In connection with the Mustang S-3, Mustang entered into an At-the-Market Issuance Sales Agreement (the "Mustang ATM") with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the Mustang ATM, Mustang pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the three months and six months ended June 30, 2019, Mustang issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million, for net proceeds of approximately $22.0 million. No sales where made under the Mustang ATM in 2018.

Mustang Public Offering of Common Stock

In May 2019, Mustang announced the pricing of an underwritten public offering, whereby it sold 6,875,000 shares of its common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which was exercised in May 2019) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses. The shares were sold under the Mustang S-3. Mustang paid aggregate fees of approximately $2.1 million and received approximately $29.5 million of net proceeds.

As of June 30, 2019, approximately $20.9 million of the Mustang S-3 remains available for sales of securities.

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

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 12.1% of the Company’s issued and outstanding Common Stock as of June 30, 2019. The Company’s Executive Vice Chairman, Strategic Development owns approximately 13.8% of the Company’s issued and outstanding Common Stock at June 30, 2019.

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended June 30, 2019 and 2018, the Company invoiced TGTX $0.1 million and $0.7 million, respectively. For the six months ended June 30, 2019 and 2018, the Company invoiced TGTX $0.2 million and $1.0 million, respectively. At June 30, 2019, the amount receivable from TGTX related to this arrangement approximated $0.1 million.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), for the three months ended June 30, 2019, the Company had paid $0.7 million in rent under the Desk Space Agreements, and invoiced TGTX and OPPM approximately $0.3 million and $0.1 million, respectively, for their prorated share of the rent base. At June 30, 2019, the amount due related to this arrangement from TGTX approximated $0.1 million and the amount due from OPPM approximated $0.3 million.

Opus Credit Facility

On March 12, 2018, the Company and OPHIF amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”) extending the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. On August 7, 2019, the maturity date of the notes was extended to September 14, 2020 (see Note 21). The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum. For the six months ended June 30, 2019 and 2018, the Company paid $0.2 million and $0.3 million, respectively. Subsequent to June 30, 2019, the Company prepaid $500,000 of outstanding debt under the Opus Credit Facility in the form of common shares of the Company (see Note 21).

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

Note 2: Concurrently with the execution and delivery of the Stock Purchase and Merger Agreement (“SPMA”) entered into between Avenue, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”) (together, the “SPMA Parties”), the SPMA Parties entered into a waiver agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement to the termination of InvaGen’s rights under the SPMA. Pursuant to the Waiver Agreement, immediately prior to the closing of the Merger Transaction contemplated under the SPMA, the Company will convert all of its preferred shares into common shares pursuant to the terms of the certificate of incorporation of Avenue, as amended from time to time.

Note 3: Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.

Note 4: Effective January 31, 2019 the Caelum Founders Agreement and MSA with Fortress were terminated in conjunction with the execution of the DOSPA between Caelum and Alexion Therapeutics, Inc. (See Note 4).

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

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. The following table summarizes, by subsidiary, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments:

Fortress partner company	Effective Date	Annual MSA Fee (Income)/Expense
Helocyte	March 20, 2015	$500
Avenue (1)	February 17, 2015	-
Mustang	March 13, 2015	500
Checkpoint	March 17, 2015	500
Cellvation	October 31, 2016	500
Caelum(2)	January 1, 2017	-
Cyprium	March 13, 2017	500
Aevitas	July 28, 2017	500
Tamid	November 30, 2017	500
Fortress		(3,500)
Consolidated (Income)/Expense		$-

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

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended June 30, 2019	Sales	Development	Consolidated
Net Revenue	$8,199	$1,051	$9,250
Direct cost of goods	(2,386)	-	(2,386)
Sales and marketing costs	(4,202)	-	(4,202)
Research and development(1)	-	(18,711)	(18,711)
General and administrative	(747)	(8,494)	(9,241)
Segment income (loss) from operations	$864	$(26,154)	$(25,290)
Segment assets	$9,313	$217,951	$227,264

($ in thousands) Three Months Ended June 30, 2018	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	Consolidated
Net Revenue	$6,689	126	$6,815
Direct cost of goods	(1,668)	-	(1,668)
Sales and marketing costs	(2,910)	-	(2,910)
Research and development(1)	-	(17,489)	(17,489)
General and administrative	(383)	(9,763)	(10,146)
Segment income (loss) from operations	1,728	(27,126)	(25,398)
Segment assets	$11,307	$159,763	$171,070
Assets held for sale			65,796
Total consolidated			236,866

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Six Months Ended June 30, 2019	Sales	Development	Consolidated
Net Revenue	$14,324	$1,403	$15,727
Direct cost of goods	(4,270)	-	(4,270)
Sales and marketing costs	(7,695)	-	(7,695)
Research and development(1)	-	(42,434)	(42,434)
General and administrative	(1,139)	(18,087)	(19,226)
Segment income (loss) from operations	$1,220	$(59,118)	$(57,898)
Segment assets	$9,313	$217,951	$227,264

($ in thousands) Six Months Ended June 30, 2018	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	Consolidated
Net Revenue	$12,198	$520	$12,718
Direct cost of goods	(3,140)	-	(3,140)
Sales and marketing costs	(5,670)	-	(5,670)
Research and development(1)	-	(42,544)	(42,544)
General and administrative	(783)	(20,151)	(20,934)
Segment loss from operations	$2,605	(62,175)	$(59,570)
Segment assets	$11,307	159,763	$171,070
Assets held for sale			65,796
Total consolidated			236,866

Note 1: Research and development includes the cost of licenses acquired.

19.	Revenues from Contracts and Significant Customers

Disaggregation of Total Revenues

The Company has seven marketed products, with the majority of sales from Targadox®, Luxamend®, Ceracade® and Exelderm®. Substantially all of the Company’s product revenues are recorded in the U.S. Substantially all of the Company’s collaboration revenues are from its collaboration with TGTX. Revenues by product and collaborator are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Targadox®	$7,230	$6,363	$12,930	$11,861
Other branded revenue	969	326	1,394	337
Total product revenues	8,199	6,689	14,324	12,198
TGTX	1,051	126	1,403	520
Total Revenue	$9,250	$6,815	$15,727	$12,718

Significant Customers

Commencing in the second quarter of 2018, the majority of our dermatology products are sold under a third party logistics (“3PL”) Title Model, and as such, one customer consistently accounts for over 80% of gross product revenue and AR.  Under a 3PL Title Model, the company sells product to a 3PL, who in turn, manages distribution and collections.

For the three and six months ended June 30, 2019, gross product revenue under the 3PL Title Model accounted for approximately 84.0% and 86.0%, respectively.

For the three months ended June 30, 2018, two of the Company’s Dermatology Products customers each accounted for approximately 53.0% and 11.0% of total gross product revenue.

For the six months ended June 30, 2018, three of the Company’s Dermatology Products customers each accounted for approximately 27%, 16% and 12% of  total gross product revenue.

At June 30, 2019, one of the Company’s Dermatology Products customers accounted for approximately 77.0% of total gross accounts receivable.  At December 31, 2018, one of the Company’s Dermatology Products customers accounted for approximately 80% of total gross accounts receivable.

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

Income tax expense for the six months ended June 30, 2019 and 2018 is based on the estimated annual effective tax rate.

21.	Subsequent Events

On July 18, 2019, Dr. Rosenwald acquired 396,825 common shares of the Company at $1.26 per share. The shares were acquired as a result of the prepayment by the Company of $500,000 of debt owed to Dr. Rosenwald that was held in the name of Opus Point Healthcare Innovations Fund, LP (“Opus”), an investment fund co-owned by Dr. Rosenwald, in the form of the Company’s common stock (measured at the closing price on July 18, 2019), under that certain Amended & Restated Credit Facility Agreement , dated as of March 12, 2018, by and between the Company and Opus (the “Opus Credit Agreement”).

On August 7, 2019, the Company provided notice to NAM Biotech Fund II, LLC (“NAMBF”) and NAM Special Situations Fund I QP, LLC (“NAMSS”) of extension by one year of the maturity dates under the 2017 Subordinated Note Financing totaling $28.4 million, of which $12.3 million in the aggregate pertains to NAMBF and $16.1 million in the aggregate pertains to NAMSS.

On August 7, 2019, the Company provided notice to NSC Biotech Opportunities Fund, LLC (“NSCBOF”) and NSC Biotech Opportunities QP Fund, LLC (“NSCBOQPF”) of extension by six months of the maturity dates of the 2018 Venture Notes totaling $21.7 million of which $5.1 million in the aggregate pertains to NSCBOF and $16.6 million in the aggregate pertains to NSCBOQPF.

On August 7, 2019, the Company and Opus executed an amendment to the Opus Credit Agreement, extending the maturity date of $5.2 million owing thereunder by one year.

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

Overview

We are a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at our majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. We have a talented and experienced business development team, comprising of scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. We have executed such arrangements in collaboration with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, and the University of Pennsylvania.

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

Recent Events

Marketed Dermatology Products

During the three and six months ended June 30, 2019, through our partner company Journey Medical Corporation (“Journey” or “JMC”), our seven marketed products generated net revenue of $8.2 million and $14.3 million, respectively.

IV tramadol

IV tramadol is currently in development with our partner company, Avenue Therapeutics, Inc. (“Avenue”). In June 2019, Avenue announced that its second pivotal Phase 3 trial of IV tramadol achieved the primary endpoint of a statistically significant improvement in Sum of Pain Intensity Difference over 24 hours (SPID24) compared to placebo in patients with postoperative pain following abdominoplasty surgery. In addition, the trial met all of its key secondary endpoints. The study also included a standard-of-care IV opioid as an active comparator: IV morphine 4 mg. In this study, IV tramadol also demonstrated similar efficacy and safety to that of IV morphine.

Avenue plans to submit a new drug application, or an NDA, for IV tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA) by the end of 2019.

MB-107 (XSCID gene therapy)

In April 2019, our partner company, Mustang Bio, Inc. (“Mustang”), announced that the New England Journal of Medicine published data from St. Jude Children’s Research Hospital’s (“St. Jude”) Phase 1/2 clinical trial of a lentiviral gene therapy, being developed for commercial use as MB-107, for the treatment of newly diagnosed infants under two years old with X-linked severe combined immunodeficiency (“XSCID”). The data demonstrated that the lentiviral gene therapy achieved normalization of T-cell numbers in all eight newly diagnosed infants with XSCID to date and disseminated infections resolved completely in all affected infants. Seven of the eight infants treated have developed normal IgM levels to date. Four of those seven infants have discontinued monthly infusions of intravenous immunoglobulin (IVIG) therapy to date. Three of those four infants who discontinued monthly IVIG infusions have responded to vaccines to date.

MB-104 (CS1 CAR T Cell Therapy)

In May 2019, Mustang announced that City of Hope (“COH”) had begun enrolling patients with relapsed or treatment-resistant multiple myeloma in an innovative CS1 chimeric antigen receptor (CAR) T cell therapy (MB-104) trial.

MB-108 (Oncolytic Virus C134)

In May 2019, Mustang and Nationwide Children’s Hospital (“Nationwide Children’s”) announced that the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug Designation to MB-108 for the treatment of malignant glioma, a type of brain cancer with a median survival of less than 18 months. Nationwide Children’s exclusively licensed oncolytic virus C134 to Mustang in February 2019.

MB-102 (CD123 CAR T)

In July 2019, Mustang announced that the FDA had granted Orphan Drug Designation to MB-102 for the treatment of acute myeloid leukemia.

On August 5, 2019, Mustang announced that the FDA has approved its IND application to initiate a multi-center Phase 1/2 clinical trial of MB-102 (CD123 CAR T) in acute myeloid leukemia (“AML”), blastic plasmacytoid dendritic cell neoplasm (“BPDCN”) and high-risk myelodysplastic syndrome (“MDS”). Mustang will initiate an MB-102 clinical trial later in 2019 and process patient cells in their manufacturing facility, which opened in June 2018.

MB-103 (HER2)

In July 2019, the California Institute for Regenerative Medicine announced that it has awarded a $9.3 million grant to Dr. Saul Priceman at COH to conduct a Phase 1 clinical trial evaluating the safety and effectiveness of intraventricular delivery of CAR T cells to the brains of patients with HER2-positive breast cancer with brain metastases. City of Hope has exclusively licensed HER2 to us.

Cosibelimab (formerly CK-301, an anti-PD-L1 antibody)

In May 2019, our partner company, Checkpoint Therapeutics, Inc. (“Checkpoint”), announced interim results from its ongoing multicenter Phase 1 clinical trial of Cosibelimab. There were >40% objective response rates observed in first-line non-small cell lung cancer and cutaneous squamous cell carcinoma, and the antibody was well-tolerated.

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

At-the-Market Offering

During the three and six months ended June 30, 2019, pursuant to the terms of Mustang’s At-the-Market Issuance Sales Agreement (the "Mustang ATM") with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock, in April 2019, Mustang issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million.

Public Offering of Common Stock

In April 2019, Mustang announced the pricing of an underwritten public offering, whereby it sold 6,875,000 shares of its common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which was exercised in full) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses, totaling approximately $2.1 million. As of June 30, 2019, approximately $20.9 million of the Mustang S-3 remains available for sales of securities.

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

For the three and six months ended June 30, 2019, we generated $9.3 million and $15.7 million, respectively, of net revenue, of which $1.1 million and 1.4 million, respectively, of revenue relates to Checkpoint’s collaborative agreements with TG Therapeutics Inc. (“TGTX”) and $8.2 million and $14.3 million, respectively, of revenue relates primarily to the sale of Journey branded products. At June 30, 2019, we had an accumulated deficit of $408.0 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three and six months ended June 30, 2019, we had $2.4 million and $4.3 million, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products, compared to $1.7 million and $3.1 million, respectively, for the three and six months ended June 30, 2018. The increase can be attributed to the increase in sales as well as a diversification of product mix.

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

For the three months ended June 30, 2019 and 2018, research and development expenses were approximately $18.5 million and $17.5 million, respectively. Additionally, during the three months ended June 30, 2019 and 2018, we expensed approximately $0.2 million and nil, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended June 30, 2019 and 2018, was $0.8 million and $0.8 million, respectively.

Research and development costs associated with the development of our licenses, net of noncash stock-based compensation expenses, for the three months ended June 30, 2019 and 2018, by entity, are as follows:

	Three Months Ended June 30,		% of total
($ in millions)	2019	2018	2019	2018
Research & Development
Fortress	$362	$2,037	2%	12%
Partner Companies:
Avenue	6,209	3,539	35%	21%
Checkpoint	3,935	5,783	22%	35%
Mustang	6,471	2,916	37%	17%
Other(1)	755	2,444	4%	15%
Total Research & Development	$17,732	$16,719	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

Noncash stock-based compensation expense for the three months ended June 30, 2019 and 2018, by entity is as follows:

	Three Months Ended June 30,		% of total
($ in millions)	2019	2018	2019	2018
Research & Development
Noncash stock-based compensation
Fortress	$122	$338	16%	44%
Partner Companies:
Avenue	183	103	23%	13%
Checkpoint	184	(392)	24%	-51%
Mustang	289	578	37%	75%
Other(1)	1	142	-	19%
Total stock-based compensation	$779	$769	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

Research and development costs associated with the development of our licenses, net of noncash stock-based compensation expenses, for the six months ended June 30, 2019 and 2018, by entity, are as follows:

	Six Months Ended June 30,		% of total
($ in millions)	2019	2018	2019	2018
Research & Development
Fortress	$905	$3,934	2%	10%
Partner Companies:
Avenue	16,268	12,733	40%	32%
Checkpoint	8,321	11,972	21%	30%
Mustang	13,273	5,694	33%	14%
Other(1)	1,594	4,996	4%	14%
Total Research & Development	$40,361	$39,329	100%	100%

Note 1: Includes the following subsidiaries: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

Noncash stock-based compensation expense for the six months ended June 30, 2019 and 2018, by entity is as follows:

	Six Months Ended June 30,		% of total
($ in millions)	2019	2018	2019	2018
Research & Development
Noncash stock-based compensation
Fortress	$289	$643	20%	21%
Partner Companies:
Avenue	365	236	26%	8%
Checkpoint	380	288	27%	9%
Mustang	385	2,030	27%	65%
Other(1)	4	(80)	-	-3%
Total stock-based compensation	$1,423	$3,117	100%	100%

Note 1: Includes the following subsidiaries: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

General and Administrative Expenses

General and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended June 30, 2019 and 2018, general and administrative expenses were approximately $13.4 million and $13.1 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months June 30, 2019 and 2018, was $2.6 million and $2.4 million, respectively.

Included in the remaining $10.8 million and $10.7 million figures for the three months ended June 30, 2019 and 2018, respectively are the following partner company expenses:

	Three Months Ended June 30,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Fortress	$2,942	$4,114	27%	39%
Partner Companies:
Avenue	364	695	3%	6%
Checkpoint	907	825	8%	8%
JMC(1)	4,949	3,293	46%	31%
Mustang	1,527	1,227	14%	11%
Other(2)	160	519	2%	5%
Total General & Administrative	$10,849	$10,673	100%	100%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

Noncash stock-based compensation expense included in general and administrative expense for the three months ended June 30, 2019 and 2018, by entity is as follows:

	Three Months Ended June 30,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Non cash stock-based compensation
Fortress	$1,224	$1,252	47%	53%
Partner Companies:
Avenue	352	219	14%	9%
Checkpoint	629	464	24%	19%
Mustang	333	393	13%	17%
Other(1)	56	55	2%	2%
Total General & Administrative	$2,594	$2,383	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

For the six months ended June 30, 2019 and 2018, general and administrative expenses were approximately $26.9 million and $26.6 million, respectively. Noncash stock-based compensation expense included in general and administrative expenses for the six months ended June 30, 2019 and 2018, was $5.3 million and $4.8 million, respectively.

Included in the remaining $21.7 million and $21.8 million figures for the six months ended June 30, 2019 and 2018, respectively are the following subsidiary level expenses:

	Six Months Ended June 30,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Fortress	$6,419	$8,066	30%	37%
Partner Companies:
Avenue	914	1,453	4%	6%
Checkpoint	1,874	1,858	9%	9%
JMC(1)	8,834	6,454	41%	30%
Mustang	3,078	2,732	14%	13%
Other(2)	543	1,211	2%	5%
Total General & Administrative	$21,662	$21,774	100%	100%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following subsidiaries: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

Noncash stock-based compensation expense included in general and administrative expense for the six months ended June 30, 2019 and 2018, by entity is as follows:

	Six Months Ended June 30,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Non cash stock-based compensation
Fortress	$2,342	$2,428	45%	50%
Partner Companies:
Avenue	921	435	18%	9%
Checkpoint	1,231	921	23%	19%
Mustang	669	936	13%	19%
Other(1)	96	110	1%	3%
Total General & Administrative	$5,259	$4,830	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

Comparison of three months ended June 30, 2019 and 2018

	Three Months Ended June 30,		Change
($ in thousands, except per share amounts)	2019	2018	$	%
Revenue
Product revenue, net	$8,199	$6,689	$1,510	23%
Revenue – from a related party	1,051	126	925	734%
Net revenue	9,250	6,815	2,435	36%

Operating expenses
Cost of goods sold – product revenue	2,386	1,668	718	43%
Research and development	18,511	17,488	1,023	6%
Research and development – licenses acquired	200	1	199	19900%
General and administrative	13,443	13,056	387	3%
Total operating expenses	34,540	32,213	2,327	7%
Loss from operations	(25,290)	(25,398)	108	0%

Other expense
Interest income	779	294	485	165%
Interest expense and financing fee	(3,106)	(2,590)	(516)	20%
Change in fair value of derivative liabilities	-	79	(79)	-100%
Change in fair value of subsidiary convertible note	-	(140)	140	-100%
Change in fair value of investments	-	(707)	707	-100%
Other loss	-	(333)	333	-100%
Gain from deconsolidation of Caelum	137	-	137	100%
Total other expense	(2,190)	(3,397)	1,207	-36%
Loss from continuing operations	(27,480)	(28,795)	1,315	-5%

Discontinued operations:
Loss from discontinued operations, net of tax	-	(6,921)	6,921	-100%
Total loss from discontinued operations	-	(6,921)	6,921	-100%
Net loss	(27,480)	(35,716)	8,236	-23%

Less: net loss attributable to non-controlling interest	14,382	14,105	277	2%
Net loss attributable to common stockholders	$(13,098)	$(21,611)	$8,513	-39%

Net revenues increased $2.4 million or 36% from the three months ended June 30, 2018 to the three months ended June 30, 2019. The increase in net revenue is related to an increase in product revenue of $1.5 million associated with Journey’s marketed products, and an increase of $0.9 million in collaboration revenue between Checkpoint and TGTX.

Cost of goods sold increased by $0.7 million or 43% from the three months ended June 30, 2018 to the three months ended June 30, 2019 due to the increase in Journey marketed products revenue in the 2019 period as compared to the 2018 period.

Research and development expenses increased $1.0 million or 6% from the three months ended June 30, 2018 to the three months ended June 30, 2019. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended June 30,		Change
($ in millions)	2019	2018	$	%
Research & Development
Stock-based compensation
Fortress	$122	$338	$(216)	-64%
Partner Companies:
Avenue	183	103	80	78%
Checkpoint	184	(392)	576	-147%
Mustang	289	578	(289)	-50%
Other(1)	1	142	(141)	-99%
Sub-total stock-based compensation	779	769	10	1%
Other Research & Development
Fortress	362	2,037	(1,675)	-82%
Partner Companies:
Avenue	6,209	3,539	2,670	75%
Checkpoint	3,935	5,783	(1,848)	-32%
Mustang	6,471	2,916	3,555	122%
Other(1)	755	2,444	(1,689)	-69%
Total Research & Development	$18,511	$17,488	$1,023	6%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

The increase in stock-based compensation is due to the adoption of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, of which no longer requires marking to market grants held by non-employees. For the quarter ended June 30, 2018, stock price decreases led to Checkpoint’s net negative stock compensation expense due to marking to market grants held by non-employees.

The decrease in Fortress research and development spending is due to the lower research and development headcount subsequent to the transfer of Fortress research and development employees to TGTX, a related party, in the quarter ended September 30, 2018. Checkpoint’s decrease in research and development spending is attributable to the manufacturing costs related to the PD-L1 GMP batch incurred in the three months ended June 30, 2018 and not replicated in the current quarter. Mustang’s increase in research and development spending is attributable to the fitting out of the cell processing facility, the purchase of laboratory supplies, increased headcount, and increased costs incurred under sponsored research agreements with City of Hope. The decrease in “Other” is attributable to Caelum’s deconsolidation and Helocyte’s sponsored research activities with City of Hope not replicated in 2019.

General and administrative expenses increased $0.4 million, or 3%, from the three months ended June 30, 2018 to the three months ended June 30, 2019. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Three Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
General & Administrative
Stock-based compensation
Fortress	$1,224	$1,252	$(28)	-2%
Partner Companies:
Avenue	352	219	133	61%
Checkpoint	629	464	165	36%
Mustang	334	394	(60)	-15%
Other(2)	55	54	1	2%
Sub-total stock-based comp.	2,594	2,383	211	9%
Other General & Administrative
Fortress	2,942	4,114	(1,172)	-28%
Partner Companies:
Avenue	364	695	(331)	-48%
Checkpoint	907	825	82	10%
JMC(1)	4,949	3,293	1,656	50%
Mustang	1,527	1,227	300	24%
Other(2)	160	519	(359)	-69%
Total General & Administrative	$13,443	$13,056	387	3%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

For the quarter ended June 30, 2019, the increase in general and administrative expenses of $0.4 million or 3% is primarily attributable to Journey’s sales and marketing cost increases offset by Fortress’ decreased headcount and travel costs, and Avenue’s decrease in investor relations and marketing costs.

Total other expense decreased $1.2 million, or 36%, from an expense of $3.4 million for the three months ended June 30, 2018 to $2.2 million for the three months ended June 30, 2019, primarily due to the increase in interest expense and financing fees due to Mustang’s new debt financing with Horizon offset by the increase in interest income due to higher cash balances and a more favorable interest rate on account balances. The 2018 period was also impacted by the change in fair value.

Net loss attributable to common stockholders decreased $8.5 million, or 39%, from the three months ended June 30, 2018 to the three months ended June 30, 2019. This decrease is primarily due to the loss from discontinued operations of $6.9 million from the three months ended June 30, 2018 related to the sale of National.

Comparison of six months ended June 30, 2019 and 2018

	Six Months Ended June 30,		Change
($ in thousands, except per share amounts)	2019	2018	$	%
Revenue
Product revenue, net	$14,324	$12,198	$2,126	17%
Revenue – from a related party	1,403	520	883	170%
Net revenue	15,727	12,718	3,009	24%

Operating expenses
Cost of goods sold – product revenue	4,270	3,140	1,130	36%
Research and development	41,784	42,446	(662)	-2%
Research and development – licenses acquired	650	98	552	563%
General and administrative	26,921	26,604	317	1%
Total operating expenses	73,625	72,288	1,337	2%
Loss from operations	(57,898)	(59,570)	1,672	-3%

Other income (expense)
Interest income	1,217	572	645	113%
Interest expense and financing fee	(5,575)	(4,993)	(582)	12%
Change in fair value of derivative liabilities	-	102	(102)	-100%
Change in fair value of subsidiary convertible note	-	110	(110)	-100%
Change in fair value of investments	-	(825)	825	-100%
Other loss	-	(333)	333	-100%
Gain from deconsolidation of Caelum	18,521	-	18,521	100%
Total other income (expense)	14,163	(5,367)	19,530	-364%
Loss from continuing operations	(43,735)	(64,937)	21,202	-33%

Discontinued operations:
Loss from discontinued operations, net of tax	-	(8,997)	8,997	-100%
Total loss from discontinued operations	-	(8,997)	8,997	-100%
Net loss	(43,735)	(73,934)	30,199	-41%

Less: net loss attributable to non-controlling interest	32,029	31,305	724	2%
Net loss attributable to common stockholders	$(11,706)	$(42,629)	$30,923	-73%

Net revenues increased $3.0 million or 24% from the six months ended June 30, 2018 to the six months ended June 30, 2019. The increase in net revenue is related to an increase in product revenue of $2.1 million associated with Journey’s marketed products, and an increase of $0.9 million in collaboration revenue between Checkpoint and TGTX.

Cost of goods sold increased by $1.1 million or 36% from the six months ended June 30, 2018 to the six months ended June 30, 2019 due to the increase in Journey marketed products revenue in the 2019 period as compared to the 2018 period.

Research and development expenses decreased $0.7 million or 2% from the six months ended June 30, 2018 to the six months ended June 30, 2019. The following table shows the change in research and development spending by Fortress and its partner companies:

	Six Months Ended June 30,		Change
($ in millions)	2019	2018	$	%
Research & Development
Stock-based compensation
Fortress	$289	$643	$(354)	-55%
Partner Companies:
Avenue	365	236	129	55%
Checkpoint	380	288	92	32%
Mustang	385	2,030	(1,645)	-81%
Other(1)	4	(80)	84	-105%
Sub-total stock-based compensation	1,423	3,117	(1,694)	-54%
Other R&D
Fortress	905	3,934	(3,029)	-77%
Partner Companies:
Avenue	16,268	12,733	3,535	28%
Checkpoint	8,321	11,972	(3,651)	-30%
Mustang	13,273	5,694	7,579	133%
Other(1)	1,594	4,996	(3,402)	-68%
Total Research & Development	$41,784	$42,446	(662)	-2%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

The decrease in stock-based compensation is due to overall vesting of grants for Mustang, as well as the decrease in value attributed to marking to grants held by non employees due to stock price decreases.

The decrease in Fortress research and development spending is due to the lower research and development headcount subsequent to the transfer of Fortress research and development employees to TGTX, a related party, in the quarter ended September 30, 2018. Checkpoint’s decrease in research and development spending is attributable to the manufacturing costs related to the PD-L1 GMP batches incurred in the six months ended June 30, 2018 and not replicated in the current period. Mustang’s increase in research and development spending is attributable to the fitting out of the cell processing facility, the purchase of laboratory supplies, increased headcount, and increased costs incurred under sponsored research agreements with City of Hope. The decrease in “Other” is attributable to Caelum’s deconsolidation and Helocyte’s sponsored research activities with City of Hope not replicated in 2019.

General and administrative expenses increased $0.3 million, or 1%, from the six months ended June 30, 2018 to the six months ended June 30, 2019. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
General & Administrative
Stock-based compensation
Fortress	$2,342	$2,428	$(86)	-4%
Partner Companies:
Avenue	921	435	486	112%
Checkpoint	1,231	921	310	34%
Mustang	669	937	(268)	-29%
Other(2)	96	109	(13)	-12%
Sub-total stock-based compensation	5,259	4,830	429	9%
Other General & Administrative
Fortress	6,419	8,066	(1,647)	-20%
Partner Companies:
Avenue	914	1,453	(539)	-37%
Checkpoint	1,874	1,858	16	1%
JMC(1)	8,834	6,454	2,380	37%
Mustang	3,078	2,731	347	13%
Other(2)	543	1,212	(669)	-55%
Total General & Administrative	$26,921	$26,604	317	1%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

For the six months ended June 30, 2019, the increase in general and administrative expenses of $0.3 million or 1% is primarily attributable to Journey’s sales and marketing cost increases offset by Fortress’ decreased headcount and travel costs and Avenue’s decrease in investor relations and marketing costs.

Total other income or expense increased $19.5 million, or 364%, from a loss of $5.4 million for the six months ended June 30, 2018 to income of $14.2 million for the six months ended June 30, 2019, primarily due to the gain on the deconsolidation of Caelum of $18.5 million for the six months ended June 30, 2019.

Net loss attributable to common stockholders decreased $30.9 million, or 73%, from the three months ended June 30, 2018 to the three months ended June 30, 2019. This decrease is primarily due to the loss from discontinued operations of $9.0 million related to the sale of National for the six months ended June 30, 2018, and the gain on the deconsolidation of Caelum of $18.5 million for the six months ended June 30, 2019.

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

Cash Flows for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
($ in thousands)	2019	2018
Statement of cash flows data:
Total cash provided by/(used in):
Operating activities	$(53,645)	$(51,926)
Investing activities	23,537	(4,029)
Financing activities	114,007	42,384
Net increase (decrease) in cash and cash equivalents and restricted cash	$83,899	$(13,571)

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Six Months Ended June 30, 2019
	Fortress(1)	Avenue	Checkpoint	Mustang	Total
($ in thousands)
Statement of cash flows data:

Total cash (used in)/provided by:
Operating activities	$(5,677)	$(19,549)	$(13,158)	$(15,261)	$(53,645)
Investing activities	12,338	(5,000)	-	16,199	23,537
Financing activities	12,079	32,333	4,368	65,227	114,007
Net increase in cash and cash equivalents and restricted cash	$18,740	$7,784	$(8,790)	$66,165	$83,899

	For the Six Months Ended June 30, 2018
	Fortress(1)	Avenue	Checkpoint	Mustang	Total
($ in thousands)
Statement of cash flows data:

Total cash (used in)/provided by:
Operating activities	$(18,425)	$(12,842)	$(11,738)	$(8,921)	$(51,926)
Investing activities	462	10,000	-	(14,491)	(4,029)
Financing activities	21,386	-	20,817	181	42,384
Net increase in cash and cash equivalents and restricted cash	$3,423	$(2,842)	$9,079	$(23,231)	$(13,571)

Note 1: Includes Fortress and non-public subsidiaries

Operating Activities

Net cash used in operating activities decreased $1.7 million from the six months ended June 30, 2018, compared to the six months ended June 30, 2019. The decrease is due to the decrease of $21.2 million in net loss from continuing operations, primarily offset by the gain from the deconsolidation of Caelum of $18.5 million, a decrease in the fair value of investment of $0.8 million, a decrease in stock-based compensation expense of $1.3 million, and a $1.7 million increase in depreciation and amortization expense.

Investing Activities

Net cash provided by investing activities increased $27.6 million from the six months ended June 30, 2018, compared to the six months ended June 30, 2019. The increase is primarily due to $13.1 million received from the sale of National, a decrease in the purchase of short-term investments of $30.0 million, offset by the $18.4 million redemption of certificates of deposit held by Mustang, a decrease of $3.7 million in the purchase of property and equipment as the build-out of the cell processing facility in Worcester, Massachusetts by Mustang slows, $1.2 million decrease in cash due to deconsolidation of Caelum, as well as a decrease of $0.1 million in funds used to purchase research and development licenses.

Financing Activities

Net cash provided by financing activities was $115.0 million for the six months ended June 30, 2018, compared to $42.4 million of net cash provided by financing activities for the six months ended June 30, 2019. During the six months ended June 30, 2019, net proceeds from partners’ offerings were $61.2 million, and net proceeds from Mustang’s Horizon Notes was $14.8 million. Additionally, $1.2 million was paid in Preferred A dividends, and $13.9 million was received in net proceeds from the Company’s at-the-market offering and $26.4 million was received in net proceeds from partner companies’ at-the-market offerings.

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

Based on our analysis, for the years ended December 31, 2017, December 31, 2018 and for the interim period through June 30, 2019, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2019, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are primarily an early-stage biopharmaceutical company and certain of our partners and affiliates, on whose successes we largely rely, are also early-stage biopharmaceutical companies with limited operating histories. To date, we have engaged primarily in acquisition, evaluative and R&D activities and have not generated any revenues from product sales (except through Journey Medical Corporation). We have incurred significant net losses since our inception. As of June 30, 2019, we had an accumulated deficit of approximately $408.0 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

The Bipartisan Budget Act of 2018, the “BBA,” which set government spending levels for Fiscal Years 2018 and 2019, revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. Further, this mandatory manufacturer discount applied to biosimilars beginning in 2019.

The 116th Congress has explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), have marked up legislation intended to address various elements of the prescription drug supply chain. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent “loopholes”, and efforts to cap the increase in drug prices. The House Energy and Commerce Committee approved drug-related legislation intended to increase transparency of drug prices and also curb anti-competitive behavior in the pharmaceutical supply chain. In addition, the House Ways & Means Committee approved legislation intended to improve drug price transparency, including for drug manufacturers to justify certain price increases. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

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

HHS has made numerous other proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. These proposals include giving Medicare Advantage and Part D plans flexibility in the availability of drugs in “protected classes,” more transparency in the cost of drugs, including the beneficiary’s financial liability, and less costly alternatives and permitting the use of step therapy as a means of prior authorization. HHS has also proposed requiring pharmaceutical manufacturers disclose the prices of certain drugs in direct-to-consumer television advertisements. The proposal related to protected classes has been withdrawn and the disclosure requirements have been rejected by the courts. In addition, a proposed rule that would have passed drug rebates to consumers at the point of sale also has been withdrawn. However, it appears the Trump Administration will continue to explore its authority to make regulatory changes to the pharmaceutical industry. For example, the Trump Administration released an Advance Notice of Proposed Rulemaking related to an international price index model. It is unclear what eventually will be proposed, but the President has alluded to the concept of “most favored nation” pricing with regards to U.S. drug purchasing. In addition, HHS, in conjunction with the FDA, announced that it will be exploring a reimportation pathway in certain instances and for certain drugs.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to, among other things:

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

In addition on October 12, 2017, the President released an Executive Order intended to promote health care choices and competition and on June 24, 2019, the President released an Executive Order intended to improve price transparency and quality transparency. These may push HHS, FDA, and other relevant agencies to engage in rulemaking that may impact the pharmaceutical industry.

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

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from continuing operations of approximately $130.8 million and $97.5 million for the years ended December 31, 2018 and 2017, respectively. At June 30, 2019, we had an accumulated deficit of approximately $408.0 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new partners and affiliates in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At June 30, 2019, the total amount of debt outstanding was $83.7 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. Such restrictive covenants may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

At June 30, 2019, Lindsay A. Rosenwald, M.D. our Chairman, President and Chief Executive Officer, beneficially owned 12.1% of our issued and outstanding capital stock, including 98,164 shares of our Series A Stock. At June 30, 2019, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 13.8% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Almost all of the 71.1 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of June 30, 2019 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, from time to time we may issue and sell shares of our Common Stock having an aggregate offering price of up to $6.8 million as of June 30, 2019. Any sale of a substantial number of shares of our Common Stock could cause a drop in the trading price of our Common Stock on the Nasdaq Stock Market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Title

10.1	At Market Issuance Sales Agreement, among the Company and Cantor Fitzgerald & Co., Oppenheimer & Co. Inc., H.C. Wainwright & Co., LLC, JonesTrading Institutional Services LLC and B. Riley FBR, Inc. dated June 28, 2019, incorporated by reference herein from the Company’s Form S-3/A (Registration No. 333-226089) filed on June 28, 2019.

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2019	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 9, 2019	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)

