Form 10-Q
period 2019-09-30
Fortress Biotech, Inc.
filed 2019-11-12
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Stock	Outstanding Shares as of November 8, 2019
Common Stock, $0.001 par value	70,780,103
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	1,039,292

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$134,945	$65,508
Accounts receivable (net of allowance of $250 and $0 at September 30, 2019 and December 31, 2018, respectively)	5,137	5,498
Short-term investments (certificates of deposit)	5,000	17,604
Inventory	941	678
Other receivables - related party	1,243	2,095
Prepaid expenses and other current assets	4,117	6,735
Restricted cash, current	14,929	-
Current assets held for sale	-	13,089
Total current assets	166,312	111,207

Property and equipment, net	12,152	12,019
Operating lease right-of-use asset, net	21,876	-
Restricted cash	1,145	16,074
Long-term investment, at fair value	11,193	-
Intangible asset, net	7,731	1,417
Other assets	1,179	276
Total assets	$221,588	$140,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$28,512	$34,067
Accounts payable and accrued expenses - related party	-	149
Interest payable	1,039	1,232
Interest payable - related party	89	97
Notes payable, short-term - related party (net of debt discount of $0 and $336 at September 30, 2019 and December 31, 2018, respectively)	15,472	9,164
Partner company convertible note, short-term, at fair value	-	9,914
Operating lease liabilities - short-term	1,741	-
Derivative warrant liability	-	991
Total current liabilities	46,853	55,614

Notes payable, long-term (net of debt discount of $5,728 and $4,567 at September 30, 2019 and December 31, 2018, respectively)	68,542	60,425
Operating lease liabilities - long-term	24,168	-
Other long-term liabilities	7,025	5,211
Total liabilities	146,588	121,250

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 1,026,111 and 1,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; liquidation value of $25.00 per share	1	1
Common stock, $.001 par value, 100,000,000 shares authorized, 70,335,534 and 57,845,447 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	70	58
Common stock issuable, 307,486 and 744,322 shares as of September 30, 2019 and December 31, 2018, respectively	500	659
Additional paid-in-capital	445,966	397,408
Accumulated deficit	(420,742)	(396,274)
Total stockholders' equity attributed to the Company	25,795	1,852

Non-controlling interests	49,205	17,891
Total stockholders' equity	75,000	19,743
Total liabilities and stockholders' equity	$221,588	$140,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Product revenue, net	$9,492	$5,168	$23,816	$17,366
Revenue - from a related party	280	5	1,683	525
Net revenue	9,772	5,173	25,499	17,891

Operating expenses
Cost of goods sold - product revenue	2,702	1,406	6,972	4,546
Research and development	14,571	16,082	56,355	58,528
Research and development – licenses acquired	700	3,706	1,350	3,804
General and administrative	14,339	12,184	41,260	38,788
Total operating expenses	32,312	33,378	105,937	105,666
Loss from operations	(22,540)	(28,205)	(80,438)	(87,775)

Other income (expenses)
Interest income	738	269	1,955	841
Interest expense and financing fee	(3,168)	(2,657)	(8,743)	(7,650)
Change in fair value of derivative liability	-	12	-	114
Change in fair value of subsidiary convertible note	-	(84)	-	26
Change in fair value of investments	-	(565)	-	(1,390)
Other loss	-	-	-	(333)
Gain on deconsolidation of Caelum	-	-	18,521	-
Total other income (expenses)	(2,430)	(3,025)	11,733	(8,392)
Loss from continuing operations	(24,970)	(31,230)	(68,705)	(96,167)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	-	2,643	-	(6,354)
Total income (loss) from discontinued operations	-	2,643	-	(6,354)
Net loss	(24,970)	(28,587)	(68,705)	(102,521)

Less: net loss attributable to non-controlling interests	12,208	11,949	44,237	43,254
Net loss attributable to common stockholders	$(12,762)	$(16,638)	$(24,468)	$(59,267)

Loss from continuing operations per common share - basic and diluted	$(0.44)	$(0.70)	$(1.29)	$(2.21)
Income (loss) from discontinued operations per common share - basic and diluted	$-	$0.06	$-	$(0.15)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.22)	$(0.37)	$(0.46)	$(1.36)

Weighted average common shares outstanding - basic and diluted	56,856,821	44,818,186	53,060,565	43,578,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)
(Unaudited)

Three Months Ended September 30, 2019

	Series A Preferred Stock		Common Stock		Common Shares	Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at June 30, 2019	1,000,000	$1	68,138,203	$68	$490	$439,295	$(407,980)	$57,946	$89,820
Stock-based compensation expense	-	-	-	-	-	3,741	-	-	3,741
Issuance of restricted stock	-	-	177,292	-	-	-	-	-	-
Issuance of common stock for at-the-market offering, net	-	-	1,213,643	1	-	1,930	-	-	1,931
Issuance of preferred A for at-the-market offering, net	26,111	-	-	-	-	523	-	-	523
Preferred A dividends declared and paid	-	-	-	-	-	(601)	-	-	(601)
Partner company’s offering, net	-	-	-	-	-	52	-	-	52
Partner company’s at-the-market offering, net	-	-	-	-	-	3,341	-	-	3,341
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	500	-	-	-	500
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	317,804	1	(490)	489	-	-	-
Common shares issued for Opus interest expense	-	-	91,767	-	-	165	-	-	165
Common shares issued for Opus debt	-	-	396,825	-	-	500	-	-	500
Non-controlling interest in subsidiaries	-	-	-	-	-	(3,467)	-	3,467	-
Write off of Partner company note receivable	-	-	-	-	-	(2)	-	-	(2)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(12,208)	(12,208)
Net loss attributable to common stockholders	-	-	-	-	-	-	(12,762)	-	(12,762)
Balance at September 30, 2019	1,026,111	$1	70,335,534	$70	$500	$445,966	$(420,742)	$49,205	$75,000

Nine Months Ended September 30, 2019

	Series A Preferred Stock		Common Stock		Common Shares	Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2018	1,000,000	$1	57,845,447	$58	$659	$397,408	$(396,274)	$17,891	$19,743
Stock-based compensation expense	-	-	-	-	-	10,423	-	-	10,423
Issuance of restricted stock	-	-	1,842,034	2	-	(2)	-	-	-
Issuance of common stock under ESPP	-	-	54,221	-	-	60	-	-	60
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	(164)	164	-	-	-
Issuance of common stock for at-the-market offering, net	-	-	8,604,469	9	-	15,789	-	-	15,798
Issuance of Series A preferred stock for at-the-market offering, net	26,111	-	-	-	-	523	-	-	523
Preferred A dividends declared and paid	-	-	-	-	-	(1,773)	-	-	(1,773)
Partner company’s offering, net	-	-	-	-	-	61,036	-	-	61,036
Partner company’s at-the-market offering, net	-	-	-	-	-	29,680	-	-	29,680
Issuance of partner company warrants in conjunction with Horizon Notes	-	-	-	-	-	888	-	-	888
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	500	-	-	-	500
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	1,330,450	1	(495)	1,468	-	-	974
Common shares issuable for Opus interest expense	-	-	-	-	281	-	-	-	281
Common shares issued for Opus interest expense	-	-	262,088	-	(281)	506	-	-	225
Common shares issued for Opus debt	-	-	396,825	-	-	500	-	-	500
Non-controlling interest in subsidiaries	-	-	-	-	-	(70,702)	-	70,702	-
Write off of Partner company note receivable	-	-	-	-	-	(2)	-	-	(2)
Deconsolidation of Caelum non-controlling interest	-	-	-	-	-	-	-	4,849	4,849
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(44,237)	(44,237)
Net loss attributable to common stockholders	-	-	-	-	-	-	(24,468)	-	(24,468)
Balance at September 30, 2019	1,026,111	$1	70,335,534	$70	$500	$445,966	$(420,742)	$49,205	$75,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)
(Unaudited)

Three Months Ended September 30, 2018

	Series A Preferred Stock		Common Stock		Common Shares	Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at June 30, 2018	1,000,000	$1	53,987,074	$54	$776	$397,858	$(354,756)	$52,332	$96,265
Stock-based compensation expense	-	-	-	-	-	4,096	-	-	4,096
Issuance of restricted stock	-	-	251,147	-	-	-	-	-	-
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	-	206	-	-	206
Subsidiary's offering cost	-	-	-	-	-	11	-	-	11
Subsidiary's ATM offering, net	-	-	-	-	-	7,726	-	-	7,726
Issuance of common stock for at-the-market offering	-	-	1,537,921	2	-	2,887	-	-	2,889
At-the-market offering cost	-	-	-	-	-	(99)	-	-	(99)
Contribution of capital for 2017 bonuses	-	-	-	-	-	1,000	-	-	1,000
Common shares issued for Opus interest expense	-	-	234,030	-	(287)	574	-	-	287
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	495	-	-	-	495
Common shares issued for2017 Subordinated Note Financing interest expense	-	-	173,308	-	(489)	489	-	-	-
Preferred A dividends declared and paid	-	-	-	-	-	(586)	-	-	(586)
Disposal of NHLD	-	-	-	-	-	934	-	-	934
Non-controlling interest in subsidiaries	-	-	-	-	-	(6,481)	-	6,481	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(11,949)	(11,949)
Net loss attributable to common stockholders	-	-	-	-	-	-	(16,638)	-	(16,638)
Balance at September 30, 2018	1,000,000	$1	56,183,480	$56	$495	$408,615	$(371,394)	$46,864	$84,637

Nine Months Ended September 30, 2018

	Series A Preferred Stock		Common Stock		Common Shares	Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2017	1,000,000	$1	50,991,285	$51	$500	$364,148	$(312,127)	$67,929	$120,502
Stock-based compensation expense	-	-	-	-	-	12,043	-	-	12,043
Issuance of restricted stock	-	-	1,809,421	2	-	(2)	-	-	-
Issuance of common stock under ESPP	-	-	43,707	-	-	128	-	-	128
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	-	229	-	-	229
Subsidiary's offering, net	-	-	-	-	-	22,668	-	-	22,668
Subsidiary's ATM offering, net	-	-	-	-	-	7,726	-	-	7,726
Exercise of subsidiary's warrants for cash	-	-	-	-	-	181	-	-	181
Issuance of common stock for at-the-market offering	-	-	2,668,756	3	-	6,956	-	-	6,959
At-the-market offering cost	-	-	-	-	-	(240)	-	-	(240)
Contribution of capital for 2017 bonuses	-	-	-	-	-	1,000	-	-	1,000
Common shares issued for Opus interest expense	-	-	234,030	-	-	574	-	-	574
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	495	-	-	-	495
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	436,281	-	(500)	1,478	-	-	978
Preferred A dividends declared and paid	-	-	-	-	-	(1,758)	-	-	(1,758)
2017 Preferred A offering cost adjustment	-	-	-	-	-	1,297	-	-	1,297
Disposal of NHLD	-	-	-	-	-	14,376	-	-	14,376
Non-controlling interest in subsidiaries	-	-	-	-	-	(22,189)	-	22,189	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(43,254)	(43,254)
Net loss attributable to common stockholders	-	-	-	-	-	-	(59,267)	-	(59,267)
Balance at September 30, 2018	1,000,000	$1	56,183,480	$56	$495	$408,615	$(371,394)	$46,864	$84,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(68,705)	$(102,521)
Net loss on discontinued operations	-	(6,354)
Loss from continuing operations	(68,705)	(96,167)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,414	892
Bad debt expense	250	-
Amortization of debt discount	2,459	1,819
Amortization of product revenue license fee	820	433
Amortization of operating lease right-of-use assets	1,150	-
Stock-based compensation expense	10,423	12,053
Common shares issuable for 2017 Subordinated Note Financing interest expense	500	495
Common shares issued for 2017 Subordinated Note Financing interest expense	974	978
Common shares issuable for Opus interest expense	281	-
Common shares issued for Opus interest expense	225	574
Change in fair value of investments	-	1,390
Change in fair value of derivative liability	-	(114)
Change in fair value of partner company convertible note	-	(26)
Gain on deconsolidation of Caelum	(18,521)	-
Research and development-licenses acquired, expense	1,350	3,804
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	111	2,327
Inventory	(263)	(503)
Other receivables - related party	852	204
Prepaid expenses and other current assets	1,812	(1,428)
Other assets	(903)	200
Current assets held for sale	-	(9,451)
Noncurrent assets held for sale	-	1,274
Current liabilities held for sale	-	12,561
Accounts payable and accrued expenses	(3,841)	(407)
Accounts payable and accrued expenses - related party	(149)	(19)
Interest payable	5	(274)
Interest payable - related party	(8)	(3)
Lease liabilities	(940)	-
Other long-term liabilities	795	222
Net cash used in continuing operating activities	(69,909)	(69,166)
Net cash used in discontinued operating activities	-	(7,522)
Net cash used in operating activities	(69,909)	(76,688)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Investing Activities:
Purchase of research and development licenses	(850)	(1,075)
Purchase of property and equipment	(1,455)	(6,743)
Purchase of intangible asset	(2,400)	-
Purchase of short-term investment (certificates of deposit)	(5,000)	(47,538)
Redemption of short-term investment (certificates of deposit)	17,604	61,002
Security deposits paid	-	(344)
Deconsolidation of Caelum	(1,201)	-
Net cash provided by continuing investing activities	6,698	5,302
Net cash provided by discontinued investing activities	13,089	-
Net cash provided by investing activities	19,787	5,302

Cash Flows from Financing Activities:
Payment of Preferred A dividends	(1,773)	(1,758)
Inter-company costs related to the issuance of Series A preferred stock	-	1,297
Proceeds from issuance of common stock under ESPP	60	128
Proceeds from issuance of common stock for at-the-market offering	16,099	6,959
Payment of cost related to issuance of common stock for at-the-market offering	(301)	(240)
Proceeds from issuance of Series A preferred stock for at-the-market offering	539	-
Payment of cost related to issuance of Series A preferred stock for at-the-market offering	(16)	-
Proceeds from partner company's sale of stock	66,623	23,011
Payment of costs related to partner company's sale of stock	(4,754)	(343)
Proceeds from partner company's at-the-market offering	30,419	7,980
Payment of costs related to partner company's at-the-market offering	(739)	(234)
Proceeds from exercise of partner company's warrants	-	181
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	(79)	(404)
Proceeds from 2018 Venture Notes	-	21,707
Payment of debt issuance costs associated with 2018 Venture Notes	(126)	(1,868)
Proceeds from partner company's Horizon Notes	15,000	-
Payment of debt issuance costs associated with partner company's Horizon Notes	(1,393)	-
Payment of partner company's Convertible Notes	-	(4,076)
Net cash provided by financing activities	119,559	52,340

Net increase (decrease) in cash and cash equivalents and restricted cash	69,437	(19,046)
Cash and cash equivalents and restricted cash at beginning of period	81,582	110,958
Cash and cash equivalents and restricted cash at end of period	$151,019	$91,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,976	$3,767
Cash paid for interest - related party	$342	$281

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$2	$2
Unpaid partner company’s at-the-market offering cost	$-	$20
Common shares issuable for license acquired	$164	$-
Issuance of partner company warrants in conjunction with Horizon Notes	$888	$-
Common shares issued for 2017 Subordinated Note Financing interest expense	$-	$500
Common shares issued for Opus debt, a related party	$500	$-
Unpaid fixed assets	$288	$125
Partner company's previous paid offering cost	$833	$-
Partner company's unpaid intangible assets	$4,734	$1,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which the Company does at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities the Company founded and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Fortress through its partner companies has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, and the University of Pennsylvania.

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

As of September 30, 2019, several of the Fortress partner companies maintain licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), and Tamid Bio, Inc. (“Tamid”).

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of the companies: Avenue, Checkpoint and Mustang. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2019, from which the Company derived the balance sheet data at December 31, 2018, as well as Checkpoint’s Form 10-K, filed with the SEC on March 18, 2019, Mustang’s Form 10-K, filed with the SEC on March 18, 2019, and Avenue’s Form 10-K, filed with the SEC on March 12, 2019.

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

Discontinued Operations

At December 31, 2018, the Company determined that its National Holdings Corporation (“National”) segment met the discontinued operations criteria set forth in Accounting Standards Codification (ASC) Subtopic 205-20-45, Presentation of Financial Statements. As such, the National segment results have been classified as discontinued operations in the accompanying Condensed Consolidated financial statements. See Note 3 for more information relating to the Company’s discontinued operations.

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

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model or independent appraisals, as applicable. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

The following is a summary of revenue and expenses of National for the three and nine months ended September 30, 2018. The Company had no activity related to National in 2019.

	Three Months Ended	Nine Months Ended
($ in thousands)	September 30, 2018	September 30, 2018
Revenue	$58,520	$165,061

Operating expenses
Commissions, compensation and fees	48,556	141,462
Clearing fees	451	1,772
Communications	856	2,429
Occupancy	738	2,834
Licenses and registration	861	2,028
Professional fees	1,076	3,047
Interest	26	30
Underwriting costs	43	230
Depreciation and amortization	871	2,587
Other administrative expenses	1,726	5,839
Total operating expenses	55,204	162,258
Loss from operations	3,316	2,803

Other income (expenses)
Interest income	-	6
Interest expense and financing fees	429	1,195
Change in fair value of derivative liabilities	(12)	(8,045)
Other income	(146)	69
Total other income (expenses)	271	(6,775)
Income (loss) from discontinued operations before income taxes	3,587	(3,972)

Income tax expense	944	2,382
Income (loss) from discontinued operations	2,643	(6,354)

Gain from disposal of National	-	-
Total income (loss) from discontinued operations, net of tax	$2,643	$(6,354)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2019, the Company received $13.1 million or $3.25 per share, for its remaining ownership of National, as such as of September 30, 2019, the Company had no asset available for sale on its condensed consolidated balance sheets. In connection with this sale, the Company classified the assets and liabilities related to National, included on its condensed consolidated balance sheet as of December 31, 2018, as held for sale as presented in the table below:

December 31,
($ in thousands)	2018
ASSETS
Current assets
Current assets held for sale	$13,089
Total current assets held for sale	13,089

Total assets held for sale	$13,089

The table below depicts the cash flows from the transaction for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Operating activities
Effect of elimination entry with discontinued operations presentation	$-	$(1,168)
Net loss on discontinued operations	-	(6,354)
Total cash used in discontinued operating activities	$-	$(7,522)

Investing activities
Proceeds from sale of National	$13,089	$-
Total cash provided by discontinued investing activities	$13,089	$-

4.	Collaboration and Stock Purchase Agreements

Caelum

Agreement with Alexion

In January 2019, Caelum, a subsidiary of the Company, entered into a Development, Option and Stock Purchase Agreement (the “DOSPA”) and related documents by and among Caelum, Alexion Therapeutics, Inc. (“Alexion”), the Company and Caelum security holders parties thereto (including Fortress, the “Sellers”). Under the terms of the agreement, Alexion purchased a 19.9% minority equity interest in Caelum for $30 million. Additionally, Alexion has agreed to make potential payments to Caelum upon the achievement of certain developmental milestones, in exchange for which Alexion obtained a contingent exclusive option to acquire the remaining equity in Caelum for pre-negotiated economics.

The Company deconsolidated its holdings in Caelum immediately prior to the execution of the DOSPA. Following the DOSPA execution, the Company owns approximately 40% of the issued and outstanding capital stock of Caelum. The following table provides a summary of the assets and liabilities of Caelum impacted by the deconsolidation:

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with this transaction the Company recorded a gain resulting from the deconsolidation of Caelum on its condensed consolidated financial statements for the nine months ended September 30, 2019:

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	September 30,	December 31,
($ in thousands)	(Years)	2019	2018
		(Unaudited)
Computer equipment	3	$648	$648
Furniture and fixtures	5	1,153	1,128
Machinery & equipment	5	3,960	3,143
Leasehold improvements	5-15	9,358	9,271
Construction in progress (1)	N/A	1,011	393
Total property and equipment		16,130	14,583
Less: Accumulated depreciation		(3,978)	(2,564)
Property and equipment, net		$12,152	$12,019

Note 1: Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended September 30, 2019 and 2018, was approximately $0.5 million and $0.4 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

Fortress' depreciation expense for the nine months ended September 30, 2019 and 2018, was approximately $1.4 million and $0.9 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

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

Caelum Warrant Liability

The Caelum warrant liability and convertible notes did not exist as of September 30, 2019. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s warrant liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 is as follows:

December 31, 2018
Risk-free interest rate	2.905% – 2.909%
Expected dividend yield	–%
Expected term in years	3.84 – 3.96
Expected volatility	70%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in thousands)	Fair Value of Derivative Warrant Liability
Beginning balance at January 1, 2019	$991
Issuance of warrant due to conversion of note	(991)
Ending balance at September 30, 2019	$–

Caelum Convertible Notes

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Caelum’s convertible notes that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 is as follows:

December 31, 2018
Risk-free interest rate	2.302%
Expected dividend yield	–%
Expected term in years	0.32
Expected volatility	67%

($ in thousands)	Caelum Convertible Notes, at fair value
Beginning balance at January 1, 2019	$9,914
Conversion of the convertible notes	(9,914)
Ending balance at September 30, 2019	$–

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value as of September 30, 2019 and December 31, 2018:

	Fair Value Measurement as of September 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$–	$–	$11,193	$11,193
Total	$–	$–	$11,193	$11,193

	Fair Value Measurement as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Caelum warrant liability	$–	$–	$991	$991
Caelum convertible notes, at fair value	–	–	9,914	9,914
Total	$–	$–	$10,905	$10,905

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments as of September 30, 2019:

($ in thousands)	Investment in Caelum	Caelum Convertible Note	Warrant Liabilities	Total
Balance at December 31, 2018	$-	$9,914	$991	$10,905
Conversion of convertible notes	-	(9,914)	-	(9,914)
Issuance of warrant	-	-	(991)	(991)
Fair value of investment	11,193	-	-	11,193
Balance at September 30, 2019	$11,193	$-	$-	$11,193

As of September 30, 2019, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

7.	Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress, Aevitas, Avenue, Cellvation, Checkpoint, Cyprium, Helocyte, Mustang and Tamid require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three and nine months ended September 30, 2019 and 2018, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations as reflected in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Fortress Companies:
Helocyte	$-	$1,500	$-	$1,521
Checkpoint	-	1,000	-	1,000
Caelum	-	201	-	201
Mustang	700	1,000	1,350	1,075
Aevitas	-	5	-	6
Cellvation	-	-	-	1
Total	$700	$3,706	$1,350	$3,804

Checkpoint

The table below provides a summary of Checkpoint’s expense related to its licenses, for the three and nine months ended September 30, 2019 and 2018 by license as recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Dana Farber License CK-301	$-	$1,000	$-	$1,000
Total	$-	$1,000	$-	$1,000

For the three and nine months ended September 30, 2018, Checkpoint recorded a $1.0 million milestone in connection with their license agreement with Dana-Farber, in connection with the achievement of dosing the 12th patient in the Phase 1 trial for CK-301.

Helocyte

For the three and nine months ended September 30, 2019 and 2018, Helocyte recorded expense of nil and $1.5 million, respectively in connection with Helocyte’s amended and restated license agreement for Triplex with City of Hope (“COH”). The expense in 2018 relates to the achievement of a probable milestone.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang

License with Calimmune

On August 23, 2019, Mustang entered into a Non-Exclusive License Agreement with Calimmune, Inc. (“Calimmune License”) for the rights to the cellbank to be used in the manufacture of the XSCID vector that was separately licensed from St. Jude Children’s Research Hospital, Inc. (“St. Jude”) in August 2018 (the “Mustang XSCID License”). Pursuant to the term of the Calimmune License Mustang paid an upfront fee of $0.2 million. Three additional development milestones are due, upon achievement totaling $1.0 million. Royalty payments in the low-single digits are due on net sales of licensed products. Upon the execution of the Calimmune License Mustang recorded research and development expense of $0.2 million in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

License with Nationwide

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

License with University of California

On March 17, 2017, Mustang entered into an exclusive license agreement with the Regents of the University of California (“UCLA License”) to acquire intellectual property rights in patent applications related to the engineered anti-prostate stem cell antigen antibodies for cancer targeting and detection. In September 2019, COH commenced its Phase 1 clinical trial resulting in the achievement of a development milestone resulting in Mustang recording an expense of $0.3 million in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

Licenses with City of Hope

PSCA License

On May 31, 2017, Mustang entered into an exclusive license a prostate stem cell antigen (PSCA) chimeric antigen receptor (“CAR”) T technology or MB-105 with COH, for the treatment of prostate cancer. In September 2019, the first patient in a Phase 1 clinical trial in treating patients with prostate stem cell antigen positive (PSCA+) castration resistant prostate cancer was dosed with MB-105, and Mustang recorded an expense of $0.2 million marking the achievement of this milestone in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

CD123 License

In February 2017, Mustang entered into an Amended and Restated License Agreement with COH for the development of CD123 or MB-102, (“CD123 License”). In March 2019, COH dosed the 12th patient in its Phase 1 trial treating patients with relapsed/refractory Acute Myeloid Leukemia (“AML”) and recorded expense of nil and $0.3 million in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019, respectively.

CS1 License

In February 2017, Mustang entered into an exclusive license agreement with the COH for the use of CS1-specific CAR T or MB-104. In May 2019 Mustang expensed a non-refundable milestone payment of $0.2 million upon the first patient dosed in a Phase 1 clinical study of CS1 treating patients with relapsed or treatment-resistant multiple myeloma. For the three and nine months ended September 30, 2019, Mustang recorded nil and $0.2 million in the condensed consolidated statement of operations related to the CS1 milestone payment.

For the three and nine months ended September 30, 2019 and 2018, Mustang recorded the following expenses in research and development for licenses acquired on the condensed consolidated statement of operations:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2019	2018	2019	2018
City of Hope
CD123	$-	$-	$250	$-
CSI	-	-	200	-
Manufacturing	-	-	-	75
PSCA	200	-	200	-
Calimmune	200	-	200	-
UCLA	300	-	300	-
St. Jude - X-SCID	-	1,000	-	1,000
Nationwide Children's Hospital - C134	-	-	200	-
Total	$700	$1,000	$1,350	$1,075

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Sponsored Research and Clinical Trial Agreements

Aevitas

Duke SRA

On September 1, 2019, Aevitas entered into a Sponsored Research Arrangement (“SRA”) with Duke University School of Medicine (“Duke”) for the purpose of conducting a study to identify a dose range for AAV8 vectors in Dry Age-related Macular Degeneration (“Dry AMD”).  The cost of the SRA is approximately $0.1 million.  The study is expected to be completed in four months.  For the three and nine months ended September 30, 2019, Aevitas recorded approximately $17,000 in research and development expense on the condensed consolidated statement of operations.  No expense related to this SRA was recorded in 2018.

UMass/UPenn SRA

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

For the three and nine months ended September 30, 2019 and 2018, Aevitas recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
UMass - AAV	$–	$188	$–	$564
UPenn - AAV	255	250	755	250
Duke - AAV	17	-	17	-
Total	$272	$438	$772	$814

Cellvation

For the three and nine months ended September 30, 2019 and 2018, respectively, Cellvation recorded expense of nil million and $0.1 million and $0.1 million and $0.2 million, respectively in connection with its sponsored research arrangement with the University of Texas. The expense was recorded in research and development expense in the Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang

For the three and nine months ended September 30, 2019 and 2018, Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2019	2018	2019	2018
City of Hope	$500	$500	$1,500	$1,500
City of Hope - CD123	269	123	1,028	387
City of Hope - IL13Rα2	244	346	811	849
City of Hope - Manufacturing	114	114	343	344
Fred Hutch - CD20	49	255	690	938
BIDMC - CRISPR	-	69	69	69
Total	$1,176	$1,407	$4,441	$4,087

9.	Intangibles, net

On July 22, 2019 Journey purchased Ximino®, a minocycline hydrochloride used to treat acne from a third party. Pursuant to the terms and conditions of the Asset Purchase Agreement (“APA”), total consideration for the APA is $9.4 million, comprised of an upfront payment of $2.4 million payable within 60 days after execution on September 22, 2019. The remaining four payments of $7.0 million are due in consecutive years commencing on the second anniversary of execution of the APA. In addition, Journey is obligated to pay royalties in the mid, single digits based on net sales of Ximino, subject to specified reductions.

The Company, in accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determined the purchase of Ximino did not constitute the purchase of a business, and therefore recorded the purchase price of Ximino as an asset, to be amortized over the life of the product, which is deemed to be seven years. In addition, the Company determined pursuant to ASC 450, Contingencies, that royalty payments in connection with the APA will be recorded when they become payable with a corresponding charge to cost of goods sold.

In accordance with the terms of the APA Journey will incur interest expense in the event of payment default. As such per ASC 835-30 Interest-Imputed Interest, Journey recorded an initial discount for imputed interest of $2.3 million. As of September 30, 2019, Journey recorded an intangible asset related to this transaction of $7.1 million which was recorded on the condensed consolidated balance sheet of Fortress.

The table below provides a summary of the Journey intangible assets as of September 30, 2019 and December 31, 2018, respectively:

	Estimated Useful	September 30,	December 31,
($ in thousands)	Lives (Years)	2019	2018
		(Unaudited)
Intangible assets – asset purchases	3 to 7	$9,934	$2,800
Total		9,934	2,800
Accumulated amortization		(2,203)	(1,383)
Net intangible assets		$7,731	$1,417

The table below provides a summary for the nine months ended September 30, 2019, of JMC recognized expense related to its product licenses, which was recorded in costs of goods sold on the Condensed Consolidated Statement of Operations:

($ in thousands)	Intangible Assets
Beginning balance at January 1, 2019	$1,417
Additions:
Purchase of Ximino(1)	7,134
Amortization expense	(820)
Ending balance at September 30, 2019	$7,731

Note 1: Includes four payments of $7.0 million due in consecutive years commencing on the second anniversary of the execution of the APA. Such payments were discounted by $2.3 million as a result of the long-term nature of such payments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The future amortization of these intangible assets is as follows:

($ in thousands)	Exelderm®	Ximino®	Total Amortization
For the three-months ending December 31, 2019	$100	$255	$355
Year Ended December 31, 2020	400	1,019	1,419
Year Ended December 31, 2021	267	1,019	1,286
Year Ended December 31, 2022	-	1,019	1,019
Year Ended December 31, 2023	-	1,019	1,019
Thereafter	-	2,633	2,633
Total	$767	$6,964	$7,731

10.	Debt and Interest

Debt

Total debt consists of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
($ in thousands)	2019	2018	Interest rate		Maturity
	(Unaudited)
IDB Note(4)	$14,929	$14,929	2.25%		Aug - 2020
2017 Subordinated Note Financing	3,254	3,254	8.00	%(3)	March - 2021
2017 Subordinated Note Financing	13,893	13,893	8.00	%(3)	May - 2021
2017 Subordinated Note Financing	1,820	1,820	8.00	%(3)	June - 2021
2017 Subordinated Note Financing	3,018	3,018	8.00	%(3)	August - 2021
2017 Subordinated Note Financing	6,371	6,371	8.00	%(3)	September - 2021
2018 Venture Notes	6,517	6,517	8.00%		August - 2021
2018 Venture Notes	15,190	15,190	8.00%		September - 2021
Opus Credit Facility(1)	9,000	9,500	12.00%		September - 2021
Mustang Horizon Notes(2)	15,750	-	9.00%		October - 2022
Caelum Convertible Note, at fair value	-	1,000	8.00%		January - 2019
Caelum Convertible Note, at fair value	-	6,800	8.00%		February - 2019
Caelum Convertible Note, at fair value	-	2,114	8.00%		March - 2019
Total notes payable	89,742	84,406
Less: Discount on notes payable	5,728	4,903
Total notes payable	$84,014	$79,503

Note 1: Classified as short-term on the Company’s Consolidated Balance Sheet as of December 31, 2018.

Note 2: Interest rate is 9.0% plus one-month LIBOR Rate in excess of 2.5%.

Note 3: As a result of a one-year maturity date extension, the interest rate of 9% takes effect in year 4 of the note.

Note 4: Classified as short-term on the Company’s Consolidated Balance Sheet as of September 30, 2019.

2017 Subordinated Note Financing

On August 6, 2019, the Company provided notice to NAM Biotech Fund II, LLC (“NAMBF”) and NAM Special Situations Fund I QP, LLC (“NAMSS”) of extension by one year of the maturity dates under the 2017 Subordinated Note Financing totaling $28.4 million, of which $12.3 million in the aggregate pertains to NAMBF and $16.1 million in the aggregate pertains to NAMSS.

On August 6, 2019, the Company provided notice to NSC Biotech Opportunities Fund, LLC (“NSCBOF”) and NSC Biotech Opportunities QP Fund, LLC (“NSCBOQPF”) of extension by six months of the maturity dates of the 2018 Venture Notes totaling $21.7 million of which $5.1 million in the aggregate pertains to NSCBOF and $16.6 million in the aggregate pertains to NSCBOQPF.

Opus Credit Facility

On July 18, 2019, Fortress issued 396,825 common shares of Fortress at $1.26 per share to Dr. Rosenwald. The shares were issued as a prepayment by Fortress of $500,000 of debt owed to Dr. Rosenwald that was held in the name of Opus Point Healthcare Innovations Fund, LP (“Opus”), an investment fund co-owned by Dr. Rosenwald. The prepayment was made in the form of Fortress common stock, measured at the closing price on July 18, 2019, under that certain Amended & Restated Credit Facility Agreement, dated as of March 12, 2018, by and between Fortress and Opus (the “Opus Credit Agreement”).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 6, 2019, the Company and Opus executed an amendment to the Opus Credit Agreement, extending the maturity date of amounts owing thereunder by one year.

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

The events of default under the Loan Agreement include, among other things, without limitation, and subject to customary grace periods, (1) Mustang’s failure to make any payments of principal or interest under the Loan Agreement, promissory notes or other loan documents, (2) Mustang’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse change, (4) Mustang making a false or misleading representation or warranty in any material respect, (5) Mustang’s insolvency or bankruptcy, (6) certain attachments or judgments on the Mustang’s assets, (7) the occurrence of any material default under certain agreements or obligations of Mustang involving indebtedness in excess of $0.3 million or (8) failing to maintain minimum monthly cash balances which range from approximately $8.0 million to $13.0 million over the term of the loan ($9.4 million as of September 30, 2019). If an event of default occurs, Horizon is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended September 30,
	2019			2018
($ in thousands)	Interest	Fees (1)	Total	Interest	Fees (1)	Total
IDB Note	$86	$-	$86	$85	$-	$85
2017 Subordinated Note Financing	1,072	326	1,398	1,060	331	1,391
Opus Credit Facility	275	104	379	288	105	393
2018 Venture Notes	438	166	604	438	136	574
LOC Fees	14	-	14	7	-	7
Helocyte Convertible Note	-	-	-	6	-	6
Caelum Convertible Note	-	-	-	198	-	198
Mustang Horizon Notes	345	234	579	-	-	-
Ximino Note	-	108	108	-	-	-
Other	-	-	-	3	-	3
Total Interest Expense and Financing Fee	$2,230	$938	$3,168	$2,085	$572	$2,657

Note 1: Amortization of fees

	Nine Months Ended September 30,
	2019			2018
($ in thousands)	Interest	Fees (1)	Total	Interest	Fees (1)	Total
IDB Note	$254	$-	$254	$254	$-	$254
2017 Subordinated Note Financing	3,148	1,081	4,229	3,157	1,013	4,170
Opus Credit Facility	840	336	1,176	853	525	1,378
2018 Venture Notes	1,299	468	1,767	923	281	1,204
LOC Fees	45	-	45	23	-	23
Helocyte Convertible Note	-	-	-	93	-	93
Caelum Convertible Note	-	-	-	589	-	589
Mustang Horizon Notes	698	466	1,164	-	-	-
Ximino Note	-	108	108	-	-	-
Other	-	-	-	(61)	-	(61)
Total Interest Expense and Financing Fee	$6,284	$2,459	$8,743	$5,831	$1,819	$7,650

Note 1: Amortization of fees

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

The terms of the lease also require that Mustang post an initial security deposit of $0.8 million, in the form of $0.5 million letter of credit and $0.3 million in cash, which increased to $1.3 million ($1.0 million letter of credit, $0.3 million in cash) on November 1, 2019. After the fifth lease year, the letter of credit obligation is subject to reduction.

The Facility began operations for the production of personalized CAR T and gene therapies in 2018.

The Company leases copiers under agreements classified as operating leases that expire on various dates through 2021.

Most of the Company’s lease liabilities result from the lease of its New York City, NY office, which expires in 2031 and Mustang’s Worcester, MA cell processing facility lease, which expires in 2026. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options.  The Company does not act as a lessor or have any leases classified as financing leases. At September 30, 2019, the Company had operating lease liabilities of $25.9 million and right of use assets of $21.9 million, which were included in the condensed consolidated balance sheet.

During the three and nine months ended September 30, 2019, the Company recorded $0.8 million and $2.4 million, respectively, as lease expense to current period operations.

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$798	$2,397
Shared lease costs	(479)	(1,408)
Variable lease cost	160	575
Total lease cost	$479	$1,564

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of Topic 842:

($ in thousands)	Nine Months Ended September 30,
Operating cash flows from operating leases	$(2,185)
Weighted-average remaining lease term – operating leases	6.4
Weighted-average discount rate – operating leases	6.2%

($ in thousands)	Future Lease Liability
Three months ended December 31, 2019	$776
Year Ended December 31, 2020	2,966
Year Ended December 31, 2021	3,114
Year Ended December 31, 2022	3,084
Year Ended December 31, 2023	3,137
Other	23,463
Total	36,540
Less: present value discount	(10,631)
Operating lease liabilities	$25,909

At December 31, 2018, the total future minimum lease payments under all leases were:

($ in thousands)
2019	$3,070
2020	3,289
2021	3,084
2022	3,084
2023	3,137
Beyond	23,466
Total minimum lease payments	$39,130

12.	Accrued Liabilities and other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

	September 30,	December 31,
($ in thousands)	2019	2018
	(Unaudited)
Accrued expenses:
Professional fees	$1,577	$1,434
Salaries, bonuses and related benefits	5,863	5,843
Research and development	3,285	3,805
Research and development - manufacturing	919	826
Research and development - clinical supplies	159	160
Research and development - license maintenance fees	689	519
Research and development - milestones	500	200
Dr. Falk Pharma milestone	-	300
Accrued royalties payable	1,833	1,108
Accrued coupon expense	1,994	838
Other	2,586	1,327
Total accrued expenses	$19,405	$16,360

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge(1)	$2,183	$5,211
Long-term note payable (2)	4,842	-
Total other long-term liabilities	$7,025	$5,211

Note 1: As of September 30, 2019, balance consists of deferred charges related to build-out of the New York facility, and as of December 31, 2018, balance consists of deferred rent and deferred build out charges.

Note 2: As of September 30, 2019, Journey recorded a note payable, net of an imputed interest discount of $2.3 million, of $4.7 million in connection with its acquisition of Ximino, see Note 9. The imputed interest discount was calculating utilizing an 11.96% effective interest rate based upon a non-investment grade “CCC” rate over a five-year period. Amortization of interest discount was $0.1 million for the nine months ended September 30, 2019.

13.	Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	As of September 30, 2019
($ in thousands)	NCI equity share	Net loss attributable to non- controlling interests	Non- controlling interests in consolidated entities	Non- controlling ownership
Aevitas	$(1,160)	$(491)	$(1,651)	35.8%
Avenue (2)	24,114	(14,869)	9,245	77.3%
Cellvation	(726)	(129)	(855)	21.1%
Checkpoint (1)	14,907	(10,525)	4,382	69.9%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(306)	(106)	(412)	10.6%
Helocyte	(4,229)	(181)	(4,410)	19.3%
JMC	(216)	197	(19)	6.9%
Mustang (2)	61,899	(18,053)	43,846	70.2%
Tamid	(551)	(80)	(631)	23.4%
Total	$93,442	$(44,237)	$49,205

	As of December 31, 2018
($ in thousands)	NCI equity share	Net loss attributable to non- controlling interests	Non- controlling interests in consolidated entities	Non- controlling ownership
Aevitas	$(474)	$(606)	$(1,080)	36.1%
Avenue (2)	13,326	(13,735)	(409)	64.8%
Caelum (3)	(2,436)	(2,413)	(4,849)	36.8%
Cellvation	(457)	(185)	(642)	21.1%
Checkpoint (1)	31,648	(23,470)	8,178	69.3%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(210)	(62)	(272)	10.8%
Helocyte	(3,372)	(684)	(4,056)	19.8%
JMC	(475)	245	(230)	6.9%
Mustang (2)	38,631	(16,628)	22,003	60.5%
Tamid	(211)	(251)	(462)	23.4%
Total	$75,680	$(57,789)	$17,891

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive at the end of the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Warrants to purchase Common Stock	865,364	890,892
Opus warrants to purchase Common Stock	1,880,000	1,880,000
Options to purchase Common Stock	1,169,293	1,085,502
Convertible preferred stock	1,002,087	1,000,000
Unvested Restricted Stock	12,622,881	11,014,596
Unvested Restricted Stock Units	791,610	1,796,134
Total	18,331,235	17,667,124

15.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Employee awards	$936	$1,012	$2,791	$3,075
Executive awards of Fortress Companies' stock	358	446	1,065	1,408
Non-employee awards	15	24	84	70
Warrants	97	-	97	-
Fortress Companies:
Avenue	298	371	1,585	1,043
Checkpoint	833	1,128	2,444	2,336
Mustang	1,120	903	2,174	3,869
Other	84	222	183	252
Total stock-based compensation expense	$3,741	$4,106	$10,423	$12,053

For the three months ended September 30, 2019 and 2018, approximately $1.2 million and $1.8 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.5 million and $2.3 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the nine months ended September 30, 2019 and 2018, approximately $2.6 million and $4.9 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $7.8 million and $7.1 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2018	1,285,501	$3.75	$-	2.93
Granted	125,000	1.18	28,750
Options vested and expected to vest at September 30, 2019	1,410,501	$4.30	$43,903	2.58
Options vested and exercisable	1,285,501	$4.60	$15,153	2.41

As of September 30, 2019, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2018	12,645,982	$2.72
Restricted stock granted	1,516,408	0.86
Restricted stock vested	(220,000)	3.16
Restricted stock units granted	40,000	1.63
Restricted stock units forfeited	(244,272)	4.45
Restricted stock units vested	(250,209)	3.59
Unvested balance at September 30, 2019	13,487,909	$2.46

As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $12.7 million and $1.8 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 5.0 years and 2.0 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2018	2,754,189	$3.28	$7,800	3.49
Granted	60,000	1.92	-
Forfeited	(73,009)	5.65	-
Outstanding as of September 30, 2019	2,741,180	$3.19	$2,400	2.98
Exercisable as of September 30, 2019	776,180	$3.76	$2,400	2.62

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of September 30, 2019, 410,728 shares have been purchased and 589,272 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $18,000 and $52,000, respectively for the three months ended September 30, 2019 and 2018, and was approximately $0.1 million and $0.1 million, respectively, for the nine months ended September 30, 2019 and 2018.

Capital Raises

2016 Common Stock At-the-Market Offering

On August 17, 2016, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “2016 Common ATM”), with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC and FBR Capital Markets & Co.) as selling agents, governing potential sales of the Company’s common stock. For the three and nine months ended September 30, 2019, the Company issued approximately 0.6 million and 8.0 million shares of common stock at an average price of $1.48 and $1.88 per share for gross proceeds of $0.9 million and $15.1 million, respectively. Under the 2016 Common ATM, the Company pays the agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock, and in connection with these sales, with respect to the nine months ended September 30, 2019, the Company paid aggregate fees of approximately $0.3 million. The 2016 Common ATM expired on August 17, 2019.

The above-mentioned shares of common stock were sold under the Company’s shelf registration statement on Form S-3 originally filed on August 8, 2016 and declared effective December 1, 2016 (the “2016 Shelf”). The 2016 Shelf expires on December 1, 2019, and approximately $5.1 million of securities remain available for sale under the 2016 Shelf at September 30, 2019.

2018 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock At Market Offering

On April 5, 2018, the Company entered into an At Market Sales Agreement (the “2018 Preferred ATM”), with B. Riley, National Securities Corporation, LifeSci Capital LLC, Maxim Group LLC and Noble Capital Markets, Inc. as selling agents, governing the issuance of the Company’s 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Perpetual Preferred Stock”). For the three and nine months ended September 30, 2019, the Company issued approximately 26,000 shares of Perpetual Preferred Stock for gross proceeds $0.5 million at an average selling price of $20.66. No shares of Perpetual Preferred Stock were issued in 2018. Under the 2018 Preferred ATM, the Company pays the agents a commission rate of up to 7.0% of the gross proceeds from the sale of any shares of Perpetual Preferred Stock, and in connection with these sales, with respect to the nine months ended September 30, 2019, the Company paid aggregate fees of approximately $16,000.

The above-mentioned shares of Perpetual Preferred Stock were sold under the 2016 Shelf. The 2016 Shelf expires on December 1, 2019, and approximately $5.1 million of securities remain available for sale under the 2016 Shelf at September 30, 2019.

2019 Common Stock At-the-Market Offering

On June 28, 2019, the Company entered into an At Market Issuance Sales Agreement (“2019 Common ATM”), with Cantor Fitzgerald & Co., Oppenheimer & Co., Inc., H.C. Wainwright & Co. Inc., Jones Trading Institutional Services LLC and B. Riley, as selling agents, governing potential sales of the Company’s common stock. For the three and nine months ended September 30, 2019, the Company issued approximately 0.6 million shares of common stock for gross proceeds of $1.0 million at an average selling price of $1.79. Under the 2019 Common ATM, the Company pays the agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock, and in connection with these sales, with respect to the nine months ended September 30, 2019, the Company paid aggregate fees of approximately $32,000.

The above-mentioned shares of common stock were sold under the Company’s shelf registration statement on Form S-3 originally filed on July 6, 2018 and declared effective July 23, 2019 (the “2019 Shelf”). Approximately $48.9 million of securities remain available for sale under the 2019 Shelf at September 30, 2019.

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

During the three and nine months ended September 30, 2019, Checkpoint sold a total of 1.1 million and 2.2 million of its common stock, respectively, under the Checkpoint ATM for aggregate total gross proceeds of approximately $3.4 million and $7.9 million at an average selling price of $3.00 and $3.54 per share, respectively. Pursuant to the Founders Agreement, Checkpoint issued 28,555 and 55,750 shares of common stock to Fortress during the three and nine months ended September 30, 2019, respectively, for the ATM offering noted above. During the three and nine months ended September 30, 2018, Checkpoint sold a total of 1,841,774 shares of its common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $8.0 million at an average selling price of $4.33 per share, resulting in net proceeds of approximately $7.7 million after deducting commissions and other transactions costs. Pursuant to the Founders Agreement, Checkpoint issued 178,292 shares of common stock to Fortress during the three and nine months ended September 30, 2018, respectively.

Approximately $ 61.1 million of the shelf remains available for sale under the Checkpoint S-3, following the offerings noted above. Checkpoint may offer the securities under the Checkpoint S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

Mustang Bio, Inc.

Mustang At-the-Market Offering

On July 13, 2018, Mustang filed a shelf registration statement No. 333-226175 on Form S-3, as amended on July 20, 2018 (the "2018 Mustang S-3"), which was declared effective in August 2018. Under the 2018 Mustang S-3, Mustang may sell up to a total of $75.0 million of its securities. In connection with the 2018 Mustang S-3, Mustang entered into an At-the-Market Issuance Sales Agreement (the "Mustang ATM") with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the Mustang ATM, Mustang pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the three months and nine months ended September 30, 2019, Mustang issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million, for net proceeds of approximately $22.0 million. No sales were made under the Mustang ATM in 2018.

Mustang Public Offering of Common Stock

On April 30, 2019, Mustang announced the pricing of an underwritten public offering, whereby it sold 6,875,000 shares of its common stock, (plus a 30-day option to purchase up to an additional 1,031,250 shares of common stock, which was exercised in May 2019) at a price of $4.00 per share for gross proceeds of approximately $31.6 million, before deducting underwriting discounts and commissions and offering expenses. The shares were sold under the 2018 Mustang S-3. Mustang paid aggregate fees of approximately $2.1 million and received approximately $29.5 million of net proceeds.

On August 16, 2019, Mustang filed a shelf registration statement No. 333-233350 on Form S-3 (the “2019 Mustang S-3”), which was declared effective on September 30, 2019. Under the 2019 Mustang S-3, Mustang may sell up to a total of $75.0 million of its securities. As of September 30, 2019, no sales were made under Mustang’s 2019 S-3 and approximately $20.9 million of the 2018 Mustang S-3 remains available for sale.

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

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 11.7% of the Company’s issued and outstanding Common Stock as of September 30, 2019. The Company’s Executive Vice Chairman, Strategic Development owns approximately 13.4% of the Company’s issued and outstanding Common Stock at September 30, 2019.

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended September 30, 2019 and 2018, the Company invoiced TGTX $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company invoiced TGTX $0.3 million and $1.2 million, respectively. At September 30, 2019, the amount receivable from TGTX related to this arrangement approximated $0.1 million.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), for the three months ended September 30, 2019, the Company had paid $0.7 million in rent under the Desk Space Agreements, and invoiced TGTX and OPPM approximately $0.4 million and $24,000, respectively, for their prorated share of the rent base. At September 30, 2019, the amount due related to this arrangement from TGTX approximated $0.2 million and the amount due from OPPM approximated $0.4 million.

Opus Credit Facility

On March 12, 2018, the Company and OPHIF amended and restated the Opus Credit Facility (the “A&R Opus Credit Facility”). The A&R Opus Credit Facility extends the maturity date of the notes issued under the Opus Credit Facility from September 14, 2018 by one year to September 14, 2019. On August 6, 2019, the Company and Opus executed a second amendment to the Opus Credit Agreement, extending the maturity date of amounts owing thereunder by one year, to September 12, 2020.

The A&R Opus Credit Facility also permits the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retains the ability to prepay the Notes at any time without penalty.

On July 18, 2019, the Company prepaid $500,000 of debt owed under the A&R Opus Credit Facility by issuing 396,825 shares of Fortress common stock at $1.26 per share (the closing price on July 18, 2019) to Dr. Rosenwald.

The notes payable under the A&R Opus Credit Facility continue to bear interest at 12% per annum. For the nine months ended September 30, 2019 and 2018, the Company paid $0.3 million and $0.3 million, respectively.

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

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company’s segments are the same as those described in Note 2. Prior to the sale of National the Company operated in three segments, one of which included National, see Note 3. The following tables summarize, for the periods indicated, operating results, from continuing operations by reportable segment:

		Pharmaceutical and
	Dermatology	Biotechnology
Three Months Ended September 30, 2019	Products Sales	Product Development	Consolidated
Net Revenue	$9,492	$280	$9,772
Direct cost of goods	(2,702)	-	(2,702)
Sales and marketing costs	(4,370)	-	(4,370)
Research and development(1)	-	(15,271)	(15,271)
General and administrative	(669)	(9,300)	(9,969)
Segment income (loss) from operations	$1,751	$(24,291)	$(22,540)
Segment assets	$18,697	$202,891	$221,588

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30, 2018	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	Consolidated
Net Revenue	$5,168	$5	$5,173
Direct cost of goods	(1,406)	-	$(1,406)
Sales and marketing costs	(2,754)	-	$(2,754)
Research and development(1)	-	(19,788)	$(19,788)
General and administrative	(505)	(8,925)	$(9,430)
Segment income (loss) from operations	$503	$(28,708)	$(28,205)
Segment assets	$10,765	$157,781	$168,546
Assets held for sale			56,373
Total consolidated			$224,919

Nine Months Ended September 30, 2019	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	Consolidated
Net Revenue	$23,816	$1,683	$25,499
Direct cost of goods	(6,972)	-	(6,972)
Sales and marketing costs	(12,064)	-	(12,064)
Research and development(1)	-	(57,705)	(57,705)
General and administrative	(1,808)	(27,388)	(29,196)
Segment income (loss) from operations	$2,972	$(83,410)	$(80,438)
Segment assets	$18,697	$202,891	$221,588

Nine Months Ended September 30, 2018	Dermatology Products Sales	Pharmaceutical and Biotechnology Product Development	Consolidated
Net Revenue	$17,366	$525	$17,891
Direct cost of goods	(4,546)	-	$(4,546)
Sales and marketing costs	(8,443)	-	$(8,443)
Research and development(1)	-	(62,332)	$(62,332)
General and administrative	(1,270)	(29,075)	$(30,345)
Segment income (loss) from operations	$3,107	$(90,882)	$(87,775)
Segment assets	$10,765	$157,781	$168,546
Assets held for sale			56,373
Total consolidated			$224,919

Note 1: Research and development includes the cost of licenses acquired.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

19.	Revenues from Contracts and Significant Customers

Disaggregation of Total Revenues

The Company’s portfolio of marketed products, with the majority of sales from Targadox®, Ximino® and Exelderm®. Substantially all of the Company’s product revenues are recorded in the U.S. Substantially all of the Company’s collaboration revenues are from its collaboration with TGTX. Revenues by product and collaborator are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Targadox®	$6,608	$4,322	$19,538	$16,183
Ximino®	2,194	-	2,194	-
Exelderm®	668	625	1,712	626
Other branded revenue	22	221	372	557
Total product revenues	9,492	5,168	23,816	17,366
TGTX	280	5	1,683	525
Total Revenue	$9,772	$5,173	$25,499	$17,891

Significant Customers

Commencing in the second quarter of 2018, the majority of our dermatology products are sold under a third-party logistics (“3PL”) Title Model, and as such, one customer consistently accounts for a significant portion of gross product revenue and AR.  Under a 3PL Title Model, the company sells product to a 3PL, who in turn, manages distribution and collections.

For the three and nine months ended September 30, 2019, gross product revenue under the 3PL Title Model accounted for approximately 60.0% and 76.0%, respectively.

For the three months ended September 30, 2018, one of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross product revenue in the amount of $10.9 million.

For the nine months ended September 30, 2018, two of the Company’s Dermatology Products customers each accounted for more than 10.0% of its total gross product revenue in the amount of $22.5 million and $7.3 million, respectively.

At September 30, 2019, two of the Company’s Dermatology Products customers accounted for more than 10.0% of its total accounts receivable balance in the amounts of $3.5 million and $2.8 million.

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

Income tax expense for the nine months ended September 30, 2019 and 2018 is based on the estimated annual effective tax rate.

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

Overview

We are a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at our majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. We have a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. We have executed such arrangements in collaboration with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, and the University of Pennsylvania.

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

Recent Events

Marketed Dermatology Products

During the three and nine months ended September 30, 2019, through our partner company Journey Medical Corporation (“Journey” or “JMC”), our marketed products generated net revenue of $9.5 million and $23.8 million, respectively.

IV Tramadol

IV Tramadol is currently in development with our partner company, Avenue Therapeutics, Inc. (“Avenue”). Avenue plans to submit a new drug application, or an NDA, for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA) by the end of 2019.

MB-101 (IL13Rα2 CAR T)

In October 2019, our partner company Mustang Bio, Inc. (“Mustang”) announced that City of Hope (“COH”) had received grant awards totaling $4.1 million for a clinical trial of MB-101 in combination with nivolumab (commercial name: Opdivo®) and ipilimumab (commercial name: Yervoy®) in patients with recurrent malignant glioma. Additional information on the trial can be found on www.CinicalTrials.gov using identifier NCT04003649.

MB-105 (PSCA CAR T)

In September 2019, Mustang announced that COH opened and has initiated patient treatments in a Phase 1 clinical trial of MB-105, a prostate stem cell antigen (“PSCA”) chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology for the treatment of prostate cancer. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03873805.

MB-103 (HER2 CAR T)

In August 2019, Mustang announced that COH had received a $9.3 million grant from the California Institute for Regenerative Medicine (“CIRM”) to fund an ongoing Phase 1 trial of MB-103 for the treatment of HER2-positive breast cancer with brain metastases. COH patents covering the HER2 CAR were licensed to Mustang in 2017. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03696030.

MB-107 (XSCID gene therapy)

In August 2019, Mustang, together with St. Jude, announced that MB-107 was granted Regenerative Medicine Advanced Therapy (“RMAT”) designation by the U.S. Food and Drug Administration (“FDA”). Under the RMAT designation, the FDA will help facilitate the program’s expedited development and review and provide guidance on generating the evidence needed to support the approval of MB-107 for XSCID.

Also announced in August 2019 was the license agreement with Calimmune, Inc. (“Calimmune License”) for the CytegrityTM stable producer cell line developed and used by St. Jude CytegrityTM cell line will be used to produce the viral vector for MB-107.

MB-108 (Oncolytic Virus C134)

In October 2019, Mustang announced that the first participant was dosed in a Phase 1 clinical trial to determine the safety and efficacy of MB-108, an attenuated herpes simplex virus type 1, in recurrent glioblastoma multiforme. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03657576.

MB-102 (CD123 CAR T)

In July 2019, Mustang announced that the FDA had granted Orphan Drug Designation to MB-102 for the treatment of acute myeloid leukemia.

In August 2019, Mustang announced that the FDA had approved its Investigational New Drug (“IND”) application to initiate a multi-center Phase 1/2 clinical trial of MB-102 in acute myeloid leukemia (“AML”), blastic plasmacytoid dendritic cell neoplasm (“BPDCN”) and high-risk myelodysplastic syndrome (“MDS”).

Cosibelimab (formerly CK-301, an anti-PD-L1 antibody)

In September 2019, our partner company, Checkpoint Therapeutics, Inc. (“Checkpoint”), announced updated interim results from its ongoing multicenter Phase 1 clinical trial of Cosibelimab. The data were presented in a poster presentation at the European Society for Medical Oncology (ESMO) Congress 2019 in Barcelona, Spain. Checkpoint continues to enroll cutaneous squamous cell carcinoma (“CSCC”) patients to support an initial BLA submission for Cosibelimab based on this ongoing clinical trial. Additional information on the Phase 1 trial can be found on www.CinicalTrials.gov using identifier NCT03212404.

In July 2019, Checkpoint was added to the Russell 2000® Index.

Reportable Business Segments

For presentation purposes, Results of Operations is presented on a detailed revenue and expense basis rather than on a reportable business segment basis. Our operations are subject to wide fluctuations due to our early stage of development. The following provides a summary of revenues and expenses for the periods presented.

Results of Operations

General

For the three and nine months ended September 30, 2019, we generated $9.8 million and $25.5 million, respectively, of net revenue, of which $0.3 million and $1.7 million, respectively, of revenue relates to Checkpoint’s collaborative agreements with TG Therapeutics Inc. (“TGTX”) and $9.5 million and $23.8 million, respectively, of revenue relates primarily to the sale of Journey branded products. At September 30, 2019, we had an accumulated deficit of $420.7 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three and nine months ended September 30, 2019, we had $2.7 million and $7.0 million, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products, compared to $1.4 million and $4.5 million, respectively, for the three and nine months ended September 30, 2018. The increase can be attributed to the increase in sales as well as the expansion of the branded product portfolio.

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

For the three months ended September 30, 2019 and 2018, research and development expenses were approximately $14.6 million and $16.1 million, respectively. Additionally, during the three months ended September 30, 2019 and 2018, we expensed approximately $0.7 million and $3.7 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended September 30, 2019 and 2018, was $1.2 million and $1.8 million, respectively.

Research and development costs associated with the development of our licenses, exclusive of noncash stock-based compensation expenses (“SBC”), for the three months ended September 30, 2019 and 2018, by entity, are as follows:

	Three Months Ended September 30,		% of total
($ in thousands)	2019	2018	2019	2018
Research & Development
Fortress	$549	$771	4%	5%
Partner Companies:
Avenue	1,566	1,547	12%	11%
Checkpoint	3,715	6,143	28%	43%
Mustang	6,516	4,532	49%	32%
Other(1)	1,014	1,267	7%	9%
Research & Development exclusive of SBC	$13,360	$14,260	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

Noncash stock-based compensation expense recorded in research and development for the three months ended September 30, 2019 and 2018, by entity is as follows:

	Three Months Ended September 30,		% of total
($ in thousands)	2019	2018	2019	2018
Research & Development
Noncash stock-based compensation
Fortress	$158	$235	13%	13%
Partner Companies:
Avenue	140	127	12%	7%
Checkpoint	179	642	15%	35%
Mustang	731	702	60%	39%
Other(1)	3	116	-	6%
Total stock-based compensation in Research & Development	$1,211	$1,822	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

Research and development costs associated with the development of our licenses, exclusive of noncash stock-based compensation expenses, for the nine months ended September 30, 2019 and 2018, by entity, are as follows:

	Nine Months Ended September 30,		% of total
($ in thousands)	2019	2018	2019	2018
Research & Development
Fortress	$1,454	$4,702	3%	9%
Partner Companies:
Avenue	17,834	14,280	33%	27%
Checkpoint	12,036	18,115	22%	34%
Mustang	19,789	10,226	37%	19%
Other(1)	2,607	6,265	5%	11%
Research & Development exclusive of SBC	$53,720	$53,588	100%	100%

Note 1: Includes the following subsidiaries: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

Noncash stock-based compensation expense for the nine months ended September 30, 2019 and 2018, by entity is as follows:

	Nine Months Ended September 30,		% of total
($ in thousands)	2019	2018	2019	2018
Research & Development
Noncash stock-based compensation
Fortress	$447	$878	18%	18%
Partner Companies:
Avenue	505	363	19%	7%
Checkpoint	559	930	21%	19%
Mustang	1,116	2,732	42%	55%
Other(1)	8	37	-	1%
Total stock-based compensation in Research & Development	$2,635	$4,940	100%	100%

Note 1: Includes the following subsidiaries: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Helocyte and Tamid

General and Administrative Expenses

General and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended September 30, 2019 and 2018, general and administrative expenses were approximately $14.3 million and $12.2 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months September 30, 2019 and 2018, was $2.5 million and $2.3 million, respectively.

Included in the remaining $11.8 million and $9.9 million figures for the three months ended September 30, 2019 and 2018, respectively are the following partner company expenses:

	Three Months Ended September 30,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Fortress	$3,746	$3,530	32%	36%
Partner Companies:
Avenue	459	564	4%	6%
Checkpoint	749	823	6%	8%
JMC(1)	5,038	3,211	43%	32%
Mustang	1,535	1,078	13%	11%
Other(2)	282	694	2%	7%
General & Administrative exclusive of SBC	$11,809	$9,900	100%	100%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

Noncash stock-based compensation expense included in general and administrative expense for the three months ended September 30, 2019 and 2018, by entity is as follows:

	Three Months Ended September 30,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Non cash stock-based compensation
Fortress	$1,248	$1,246	50%	55%
Partner Companies:
Avenue	158	244	6%	11%
Checkpoint	654	486	26%	21%
Mustang	389	201	15%	9%
Other(1)	81	107	3%	4%
Total stock-based compensation in General & Administrative	$2,530	$2,284	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

For the nine months ended September 30, 2019 and 2018, general and administrative expenses were approximately $41.3 million and $38.8 million, respectively. Noncash stock-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2019 and 2018, was $7.8 million and $7.1 million, respectively.

Included in the remaining $33.5 million and $31.7 million figures for the nine months ended September 30, 2019 and 2018, respectively are the following subsidiary level expenses:

	Nine Months Ended September 30,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Fortress	$10,165	$11,599	30%	37%
Partner Companies:
Avenue	1,373	2,016	4%	6%
Checkpoint	2,623	2,682	8%	8%
JMC(1)	13,872	9,613	41%	30%
Mustang	4,613	3,809	14%	12%
Other(2)	826	1,955	3%	7%
General & Administrative exclusive of SBC	$33,472	$31,674	100%	100%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following subsidiaries: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

Noncash stock-based compensation expense included in general and administrative expense for the nine months ended September 30, 2019 and 2018, by entity is as follows:

	Nine Months Ended September 30,		% of Total
($ in thousands)	2019	2018	2019	2018
General & Administrative
Non cash stock-based compensation
Fortress	$3,590	$3,674	46%	52%
Partner Companies:
Avenue	1,079	679	14%	10%
Checkpoint	1,885	1,406	24%	20%
Mustang	1,058	1,137	14%	16%
Other(1)	176	218	2%	2%
Total stock-based compensation in General & Administrative	$7,788	$7,114	100%	100%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

Comparison of three months ended September 30, 2019 and 2018

	Three Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Revenue
Product revenue, net	$9,492	$5,168	$4,324	84%
Revenue – from a related party	280	5	275	5500%
Net revenue	9,772	5,173	4,599	89%

Operating expenses
Cost of goods sold – product revenue	2,702	1,406	1,296	92%
Research and development	14,571	16,082	(1,511)	-9%
Research and development – licenses acquired	700	3,706	(3,006)	-81%
General and administrative	14,339	12,184	2,155	18%
Total operating expenses	32,312	33,378	(1,066)	-3%
Loss from operations	(22,540)	(28,205)	5,665	-20%

Other expense
Interest income	738	269	469	174%
Interest expense and financing fee	(3,168)	(2,657)	(511)	19%
Change in fair value of derivative liabilities	-	12	(12)	-100%
Change in fair value of subsidiary convertible note	-	(84)	84	-100%
Change in fair value of investments	-	(565)	565	-100%
Total other expense	(2,430)	(3,025)	595	20%
Loss from continuing operations	(24,970)	(31,230)	6,260	20%

Discontinued operations:
Income from discontinued operations, net of tax	-	2,643	(2,643)	-100%
Total income from discontinued operations	-	2,643	(2,643)	-100%
Net loss	(24,970)	(28,587)	3,617	-13%

Less: net loss attributable to non-controlling interest	12,208	11,949	259	2%
Net loss attributable to common stockholders	$(12,762)	$(16,638)	$3,876	-23%

Net revenues increased $4.6 million or 89% from the three months ended September 30, 2018 to the three months ended September 30, 2019. The increase in net revenue is related to an increase in product revenue of $4.3 million associated with Journey’s marketed products driven by the expansion of its product lines during the quarter, and an increase of $0.3 million in collaboration revenue between Checkpoint and TGTX.

Cost of goods sold increased by $1.3 million or 92% from the three months ended September 30, 2018 to the three months ended September 30, 2019 due to the increase in Journey marketed products revenue in the 2019 period as compared to the 2018 period.

Research and development expenses decreased $1.5 million or 9% from the three months ended September 30, 2018 to the three months ended September 30, 2019. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Research & Development
Stock-based compensation
Fortress	$158	$235	$(77)	-33%
Partner Companies:
Avenue	140	127	13	10%
Checkpoint	179	642	(463)	-72%
Mustang	731	702	29	4%
Other(1)	3	116	(113)	-97%
Sub-total stock-based compensation	1,211	1,822	(611)	-34%
Other Research & Development
Fortress	549	771	(222)	-29%
Partner Companies:
Avenue	1,566	1,547	19	1%
Checkpoint	3,715	6,143	(2,428)	-40%
Mustang	6,516	4,532	1,984	44%
Other(1)	1,014	1,267	(253)	-20%
Total Research & Development	$14,571	$16,082	$(1,511)	-9%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

The decrease in stock-based compensation is due to the adoption of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, of which no longer requires marking to market grants held by non-employees. For the quarter ended September 30, 2018, stock value increase led to Checkpoint’s increased stock compensation expense due to marking to market grants held by non-employees.

The decrease in Fortress research and development spending is due to the lower research and development headcount subsequent to the transfer of Fortress research and development employees to TGTX, a related party, in the quarter ended September 30, 2018. Checkpoint’s decrease in research and development spending is attributable to the manufacturing costs related to the PD-L1 or Cosibelimab GMP batch incurred in the three months ended September 30, 2018 and not replicated in the current quarter. Mustang’s increase in research and development spending is attributable to increased headcount, and the purchase of lab supplies and computer equipment and software. The decrease in “Other” is attributable to Caelum’s deconsolidation in 2019.

The decrease in research and development – licenses acquired of $3.0M or 81% from the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 is due to the expense recorded in the third quarter of 2018 for milestones achieved by Helocyte ($1.5 million) and Checkpoint ($1.0 million), Mustang’s acquisition of the X-SCID license from St. Jude ($1.0 million upfront payment), and Caelum’s recognition of expense associated with anti-dilution shares issued to Columbia University ($0.2 million). This was offset by $0.7M of expense associated with Mustang’s new Calimmune license and several milestones associated with Mustang’s PSCA licenses totaling $0.5 million that were recognized in the third quarter of 2019.

General and administrative expenses increased $2.2 million, or 18%, from the three months ended September 30, 2018 to the three months ended September 30, 2019. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Three Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
General & Administrative
Stock-based compensation
Fortress	$1,248	$1,246	$2	-%
Partner Companies:
Avenue	158	244	(86)	-35%
Checkpoint	654	486	168	35%
Mustang	389	201	188	-94%
Other(2)	81	107	(26)	-24%
Sub-total stock-based comp.	2,530	2,284	246	11%
Other General & Administrative
Fortress	3,746	3,530	216	6%
Partner Companies:
Avenue	459	564	(105)	-19%
Checkpoint	749	823	(74)	-9%
JMC(1)	5,038	3,211	1,827	57%
Mustang	1,535	1,078	457	42%
Other(2)	282	694	(412)	-59%
Total General & Administrative	$14,339	$12,184	2,155	18%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

For the quarter ended September 30, 2019, the increase in general and administrative expenses of $2.2 million or 18% is primarily attributable to Journey’s sales and marketing cost increases due to increased product portfolio as well as sales force headcount increase, and Mustang’s increase due to increased headcount as well as increased professional fees.

Total other expense decreased $0.6 million, or 20%, from a loss of $3.0 million for the three months ended September 30, 2018 to $2.4 million for the three months ended September 30, 2019, primarily due to the increase in interest income and the positive change in fair value of investments, offset by the increase in interest expense and financing fees due to Mustang’s new debt financing with Horizon.

Net loss attributable to common stockholders decreased $3.9 million, or 23%, from the three months ended September 30, 2018 to the three months ended September 30, 2019. This decrease is primarily due to the loss from discontinued operations, net of tax, of $2.6 million from the three months ended September 30, 2018 related to the sale of National.

Comparison of nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Revenue
Product revenue, net	$23,816	$17,366	$6,450	37%
Revenue – from a related party	1,683	525	1,158	221%
Net revenue	25,499	17,891	7,608	43%

Operating expenses
Cost of goods sold – product revenue	6,972	4,546	2,426	53%
Research and development	56,355	58,528	(2,173)	-4%
Research and development – licenses acquired	1,350	3,804	(2,454)	-65%
General and administrative	41,260	38,788	2,472	6%
Total operating expenses	105,937	105,666	271	0%
Loss from operations	(80,438)	(87,775)	7,337	-8%

Other income (expense)
Interest income	1,955	841	1,114	132%
Interest expense and financing fee	(8,743)	(7,650)	(1,093)	14%
Change in fair value of derivative liabilities	-	114	(114)	-100%
Change in fair value of subsidiary convertible note	-	26	(26)	-100%
Change in fair value of investments	-	(1,390)	1,390	-100%
Other loss	-	(333)	333	-100%
Gain from deconsolidation of Caelum	18,521	-	18,521	100%
Total other income (expense)	11,733	(8,392)	20,125	-240%
Loss from continuing operations	(68,705)	(96,167)	27,462	-29%

Discontinued operations:
Loss from discontinued operations, net of tax	-	(6,354)	6,354	-100%
Total loss from discontinued operations	-	(6,354)	6,354	-100%
Net loss	(68,705)	(102,521)	33,816	-33%

Less: net loss attributable to non-controlling interest	44,237	43,254	983	2%
Net loss attributable to common stockholders	$(24,468)	$(59,267)	$34,799	-59%

Net revenues increased $7.6 million or 43% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in net revenue is related to an increase in product revenue of $6.5 million associated with Journey’s marketed products, and an increase of $1.2 million in collaboration revenue between Checkpoint and TGTX.

Cost of goods sold increased by $2.4 million or 53% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 due to the increase in Journey marketed products revenue in the 2019 period as compared to the 2018 period.

Research and development expenses decreased $2.2 million or 4% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The following table shows the change in research and development spending by Fortress and its partner companies:

	Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Research & Development
Stock-based compensation
Fortress	$447	$878	$(431)	-49%
Partner Companies:
Avenue	505	363	142	39%
Checkpoint	559	930	(371)	-40%
Mustang	1,116	2,732	(1,616)	-59%
Other(1)	8	37	(29)	-78%
Sub-total stock-based compensation	2,635	4,940	(2,305)	-47%
Other R&D
Fortress	1,454	4,702	(3,248)	-69%
Partner Companies:
Avenue	17,834	14,280	3,554	25%
Checkpoint	12,036	18,115	(6,079)	-34%
Mustang	19,789	10,226	9,563	94%
Other(1)	2,607	6,265	(3,658)	-58%
Total Research & Development	$56,355	$58,528	(2,173)	-4%

Note 1: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

The decrease in stock-based compensation is due to the adoption of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which no longer requires marking to market grants held by non-employees. For the nine months ended September 30, 2018, stock value increase led to Checkpoint’s increased stock compensation expense due to marking to market grants held by non-employees. The decrease in stock-based compensation is also due to overall vesting of grants for both Mustang and Checkpoint.

The decrease in Fortress research and development spending is due to the lower research and development headcount subsequent to the transfer of Fortress research and development employees to TGTX, a related party, in the quarter ended September 30, 2018. Checkpoint’s decrease in research and development spending is attributable to the manufacturing costs related to the PD-L1 GMP batches incurred in the nine months ended September 30, 2018 and not replicated in the current period. Mustang’s increase in research and development spending is attributable to the fitting out of the cell processing facility, the purchase of lab supplies, increased headcount, and increased costs incurred under sponsored research agreements with City of Hope. The decrease in “Other” is attributable to Caelum’s deconsolidation and Helocyte’s sponsored research activities with City of Hope not replicated in 2019.

The decrease in research and development – licenses acquired of $2.5M or 65% from the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is due to the expense recorded in the first nine months of 2018 for milestones achieved by Helocyte ($1.5 million) and Checkpoint ($1.0 million), Mustang’s acquisition of the X-SCID license from St. Jude ($1.0 million upfront payment) and manufacturing license from COH ($0.1 million), and Caelum’s recognition of expense associated with anti-dilution shares issued to Columbia University ($0.2 million) as compared to $1.0 million expense recorded in the nine months ended September 30, 2019 for Mustang’s achievement of milestones ($0.3 million related to CD123, $0.2 million related to CS1, $0.5 million related to various PSCA licenses), and $0.4 million expense recorded by Mustang for the acquisition of licenses ($0.2 million for the Calimmune license and $0.2 million to Nationwide for the C134 license).

General and administrative expenses increased $2.5 million, or 6%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
General & Administrative
Stock-based compensation
Fortress	$3,590	$3,674	$(84)	-2%
Partner Companies:
Avenue	1,079	679	400	59%
Checkpoint	1,885	1,406	479	34%
Mustang	1,058	1,137	(79)	-7%
Other(2)	176	218	(42)	-20%
Sub-total stock-based compensation	7,788	7,114	674	9%
Other General & Administrative
Fortress	10,165	11,599	(1,434)	-12%
Partner Companies:
Avenue	1,373	2,016	(643)	-32%
Checkpoint	2,623	2,682	(59)	-2%
JMC(1)	13,872	9,613	4,259	44%
Mustang	4,613	3,809	804	21%
Other(2)	826	1,955	(1,129)	-58%
Total General & Administrative	$41,260	$38,788	2,472	6%

Note 1: Includes cost of outsourced sales force

Note 2: Includes the following partner companies: Aevitas, Caelum (2018 only), Cellvation, Cyprium, Escala, Helocyte and Tamid

For the nine months ended September 30, 2019, the increase in general and administrative expenses of $2.5 million or 6% is primarily attributable to Journey’s sales and marketing cost increases and Mustang’s increased headcount and professional fees offset by Fortress’ decreased headcount and travel costs and Avenue’s decrease in investor relations and marketing costs.

Total other income or expense increased $20.1 million, or 240%, from a loss of $8.4 million for the nine months ended September 30, 2018 to income of $11.8 million for the nine months ended September 30, 2019, primarily due to the gain on the deconsolidation of Caelum of $18.5 million, offset by an increase in interest expense and financing fees due to Mustang’s new Horizon debt.

Net loss attributable to common stockholders decreased $34.8 million, or 59%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. This decrease is primarily due to the loss from discontinued operations of $6.4 million related to the sale of National and the gain on the deconsolidation of Caelum of $18.5 million.

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

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(69,909)	$(76,688)
Investing activities	19,787	5,302
Financing activities	119,559	52,340
Net increase (decrease) in cash and cash equivalents and restricted cash	$69,437	$(19,046)

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Nine Months Ended September 30, 2019
($ in thousands)	Fortress(1)	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(7,911)	$(21,263)	$(16,644)	$(24,091)	$(69,909)
Investing activities	9,487	(5,000)	-	15,300	19,787
Financing activities	14,401	32,333	7,709	65,116	119,559
Net increase (decrease) in cash and cash equivalents and restricted cash	$15,977	$6,070	$(8,935)	$56,325	$69,437

	For the Nine Months Ended September 30, 2018
($ in thousands)	Fortress(1)	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(28,789)	$(16,978)	$(18,200)	$(12,721)	$(76,688)
Investing activities	(559)	10,000	-	(4,139)	5,302
Financing activities	23,584	-	28,575	181	52,340
Net increase (decrease) in cash and cash equivalents and restricted cash	$(5,764)	$(6,978)	$10,375	$(16,679)	$(19,046)

Note 1: Includes Fortress and non-public subsidiaries

Operating Activities

Net cash used in operating activities decreased $6.8 million from the nine months ended September 30, 2018, compared to the nine months ended September 30, 2019. The decrease is due to the decrease of $27.5 million in net loss from continuing operations, primarily offset by the gain from the deconsolidation of Caelum of $18.5 million and a decrease in the fair value of investments of $1.4 million.

Investing Activities

Net cash provided by investing activities increased $14.5 million from the nine months ended September 30, 2018, compared to the nine months ended September 30, 2019. The increase is primarily due to $13.1 million received from the sale of National, a decrease in the purchase of short-term investments of $42.5 million, and a decrease in the purchase of property and equipment of $5.3 million offset by the $43.4 million redemption of certificates of deposit held by Mustang, $1.2 million decrease in cash due to deconsolidation of Caelum, as well as an increase of $2.4 million in funds used to purchase intangible assets.

Financing Activities

Net cash provided by financing activities was $52.3 million for the nine months ended September 30, 2018, compared to $119.6 million of net cash provided by financing activities for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, net proceeds from partners’ offerings were $61.0 million, and net proceeds from Mustang’s Horizon Notes was $13.6 million. Additionally, $1.8 million was paid in Preferred A dividends, and $15.8 million was received in net proceeds from the Company’s at-the-market offering and $29.7 million was received in net proceeds from partner companies’ at-the-market offerings.

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

Our assets and liabilities are denominated in U.S. dollars. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not know, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

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

Based on our analysis, for the years ended December 31, 2017, December 31, 2018 and for the interim period through September 30, 2019, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2019, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are primarily an early-stage biopharmaceutical company and certain of our partners and affiliates, on whose successes we largely rely, are also early-stage biopharmaceutical companies with limited operating histories. To date, we have engaged primarily in acquisition, evaluative and R&D activities and have not generated any revenues from product sales (except through Journey Medical Corporation). We have incurred significant net losses since our inception. As of September 30, 2019, we had an accumulated deficit of approximately $420.7 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from continuing operations of approximately $130.8 million and $97.5 million for the years ended December 31, 2018 and 2017, respectively. At September 30, 2019, we had an accumulated deficit of approximately $420.7 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new partners and affiliates in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant or any revenues or if we will ever achieve or sustain profitability.

At September 30, 2019, the total amount of debt outstanding was $84.0 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. Such restrictive covenants may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

Future revenue based on sales of our dermatology products, especially Targadox®, Ximino® and Exelderm®, may be lower than expected or lower than in previous periods.

The vast majority of our operating income for the foreseeable future is expected to come from the sale of dermatology products through our partner company Journey Medical Corporation. Any setback that may occur with respect to such products, in particular Targadox®, Ximino® and Exelderm®, could significantly impair our operating results and/or reduce our revenue and the market prices of our Securities. Setbacks for such products could include, but are not necessarily limited to problems with shipping, distribution, demand, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products, physician or patient acceptance of the products, as well as higher than expected total rebates, returns or rebates. These products also are or may become subject to third party generic competition.

Risks Associated with our Capital Stock

Some of our executives, directors and principal stockholders can control our direction and policies, and their interests may be adverse to the interests of our other stockholders.

At September 30, 2019, Lindsay A. Rosenwald, M.D. our Chairman, President and Chief Executive Officer, beneficially owned 11.7% of our issued and outstanding common stock. At September 30, 2019, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 13.4% of our issued and outstanding common stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Almost all of the 73.5 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of September 30, 2019 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, from time to time we may issue and sell shares of our Common Stock having an aggregate offering price of up to $5.1 million as of September 30, 2019. A second amendment to a new registration statement was filed in June 2019. Common shares may also be sold under this shelf registration and we may issue and sell shares of our Common Stock having an aggregate offering price of up to $48.9 million as of September 30, 2019. Any sale of a substantial number of shares of our Common Stock could cause a drop in the trading price of our Common Stock on the Nasdaq Stock Market.

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

November 12, 2019	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 12, 2019	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)

