Form 10-Q
period 2020-03-31
Fortress Biotech, Inc.
filed 2020-05-11
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Class of Stock	Outstanding Shares as of May 7, 2020
Common Stock, $0.001 par value	82,474,127
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	2,059,917

FORTRESS BIOTECH, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$135,943	$136,858
Accounts receivable (net of allowance for doubtful accounts of $0 and $100 at March 31, 2020 and December 31, 2019, respectively)	15,810	13,539
Inventory	769	857
Other receivables - related party	1,753	865
Prepaid expenses and other current assets	4,526	4,133
Total current assets	158,801	156,252

Property and equipment, net	12,785	12,433
Operating lease right-of-use asset, net	21,076	21,480
Restricted cash	16,574	16,574
Long-term investment, at fair value	11,148	11,148
Intangible asset, net	7,022	7,377
Other assets	1,353	1,158
Total assets	$228,759	$226,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,200	$35,451
Accounts payable and accrued expenses – related party	13	-
Interest payable	1,081	1,042
Interest payable - related party	53	92
Notes payable, short-term (net of debt discount of $0 at March 31, 2020 and December 31, 2019)	14,522	7,220
Operating lease liabilities - short-term	1,794	1,784
Derivative warrant liability	69	27
Total current liabilities	51,732	45,616

Notes payable, long-term (net of debt discount of $4,354 and $5,086 at March 31, 2020 and December 31, 2019, respectively)	70,866	77,436
Operating lease liabilities - long-term	23,647	23,712
Other long-term liabilities	7,229	7,126
Total liabilities	153,474	153,890

Commitments and contingencies

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Stockholders' equity
Preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 2,059,917 and 1,341,167 shares issued as of March 31, 2020 and December 31, 2019, respectively; 2,054,917 and 1,341,167 shares outstanding as of March 31, 2020 and December 31, 2019, respectively; liquidation value of $25.00 per share	2	1
Common stock, $.001 par value, 100,000,000 shares authorized, 78,572,169 and 74,027,425 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	79	74
Common stock issuable, 489,095 and 251,337 shares as of March 31, 2020 and December 31, 2019, respectively	661	500
Treasury stock	(70)	-
Additional paid-in-capital	485,160	461,874
Accumulated deficit	(448,604)	(436,234)
Total stockholders' equity attributed to the Company	37,228	26,215
Non-controlling interests	38,057	46,317
Total stockholders' equity	75,285	72,532
Total liabilities and stockholders' equity	$228,759	$226,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue
Product revenue, net	$11,946	$6,125
Revenue - related party	972	352
Net revenue	12,918	6,477

Operating expenses
Cost of goods sold - product revenue	3,810	1,884
Research and development	14,867	23,273
Research and development - licenses acquired	250	450
General and administrative	15,519	13,478
Total operating expenses	34,446	39,085
Loss from operations	(21,528)	(32,608)

Other income (expense)
Interest income	627	438
Interest expense and financing fee	(3,125)	(2,469)
Change in fair value of derivative liability	(42)	-
Gain on deconsolidation of Caelum	-	18,384
Total other income (expense)	(2,540)	16,353

Net loss	(24,068)	(16,255)

Less: net loss attributable to non-controlling interests	11,698	17,647
Net income (loss) attributable to common stockholders	$(12,370)	$1,392

Net loss per common share - basic	$(0.38)	$(0.34)
Net loss per common share – diluted	$(0.38)	(0.25)
Net income (loss) per common share attributable to common stockholders - basic	$(0.19)	$0.03
Net income (loss) per common share attributable to common stockholders - diluted	$(0.19)	$0.02

Weighted average common shares outstanding - basic	63,496,256	48,506,994
Weighted average common shares outstanding - diluted	63,496,256	63,811,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)
(Unaudited)

For the Three Months Ended March 31, 2020

	Series A Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non- Controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2019	1,341,167	$1	74,027,425	$74	$500	$-	$461,874	$(436,234)	$46,317	$72,532
Stock-based compensation expense	-	-	-	-	-	-	3,400	-	-	3,400
Issuance of common stock related to equity plans	-	-	1,952,407	2	-	-	(2)	-	-	-
Issuance of common stock for at-the-market offering, net	-	-	2,341,000	3	-	-	5,877	-	-	5,880
Preferred A dividends declared and paid	-	-	-	-	-	-	(1,207)	-	-	(1,207)
Repurchase of Series A preferred stock, net	(5,000)	-	-	-	-	(70)	(2)	-	-	(72)
Issuance of Series A preferred stock for cash, net	718,750	1	-	-	-	-	13,066	-	-	13,067
Partner company’s at-the-market offering, net	-	-	-	-	-	-	4,910	-	-	4,910
Partner company’s exercise of warrants for cash	-	-	-	-	-	-	13	-	-	13
Partner company’s ESPP	-	-	-	-	-	-	169	-	-	169
Common shares issued for NHLD interest expense	-	-	251,337	-	(500)	-	500	-	-	-
Common shares issuable for NHLD interest expense	-	-	-	-	506	-	-	-	-	506
Common shares issuable for Opus interest expense	-	-	-	-	155	-	-	-	-	155
Non-controlling interest in partner companies	-	-	-	-	-	-	(3,438)	-	3,438	-
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	(11,698)	(11,698)
Net loss attributable to common stockholders	-	-	-	-	-	-	-	(12,370)	-	(12,370)
Balance at March 31, 2020	2,054,917	$2	78,572,169	$79	$661	$(70)	$485,160	$(448,604)	$38,057	$75,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)
(Unaudited)

For the Three Months Ended March 31, 2019

	Series A				Common	Additional		Non-	Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2018	1,000,000	$1	57,845,447	$58	$659	$397,408	$(396,274)	$17,891	$19,743
Stock-based compensation expense	-	-	-	-	-	3,309	-	-	3,309
Issuance of restricted stock	-	-	1,609,325	2	-	(2)	-	-	-
Issuance of subsidiaries' common shares for license expenses	-	-	-	-	(164)	164	-	-	-
Issuance of common stock for at-the-market offering, net	-	-	2,927,427	3	-	6,139	-	-	6,142
Preferred A dividends declared and paid	-	-	-	-	-	(586)	-	-	(586)
Partner company’s sale of stock, net	-	-	-	-	-	31,499	-	-	31,499
Partner company’s at-the-market offering, net	-	-	-	-	-	355	-	-	355
Issuance of partner company warrants in conjunction with Horizon Notes						888			888
Common shares issuable for 2017 Subordinated Note Financing interest expense	-	-	-	-	484	-	-	-	484
Common shares issued for 2017 Subordinated Note Financing interest expense	-	-	744,322	-	(495)	495	-	-	-
Common shares issuable for Opus interest expense	-	-	-	-	281	-	-	-	281
Non-controlling interest in subsidiaries	-	-	-	-	-	(24,799)	-	24,799	-
Deconsolidation of Caelum non-controlling interest	-	-	-	-	-	-	-	4,849	4,849
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(17,647)	(17,647)
Net income attributable to common stockholders	-	-	-	-	-	-	1,392	-	1,392
Balance at March 31, 2019	1,000,000	$1	63,126,521	$63	$765	$414,870	$(394,882)	$29,892	$50,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(24,068)	$(16,255)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	527	481
Amortization of debt discount	747	622
Non cash interest expense	150	-
Amortization of product revenue license fee	355	234
Amortization of operating lease right-of-use assets	403	381
Stock-based compensation expense	3,400	3,309
Common shares issuable for Opus interest expense	155	281
Common shares issuable for 2017 Subordinated Note Financing interest expense	506	484
Change in fair value of derivative liability	42	-
Gain on deconsolidation of Caelum	-	(18,384)
Research and development-licenses acquired, expense	250	450

Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(2,271)	(2,524)
Inventory	88	49
Other receivables - related party	(888)	(34)
Prepaid expenses and other current assets	(393)	2,483
Other assets	(195)	(949)
Accounts payable and accrued expenses	(612)	3,664
Accounts payable and accrued expenses - related party	13	(133)
Interest payable	39	(21)
Interest payable – related party	(39)	-
Lease liabilities	(54)	(351)
Other long-term liabilities	(47)	888
Net cash used in operating activities	(21,892)	(25,325)

Cash Flows from Investing Activities:
Purchase of property and equipment	(526)	(300)
Purchase of intangible assets	(1,250)	-
Redemption of short-term investment (certificates of deposit)	-	12,560
Deconsolidation of Caelum	-	(1,201)
Net cash provided by (used in) continuing investing activities	(1,776)	11,059
Net cash provided by discontinued investing activities	-	13,089
Net cash provided by (used in) investing activities	(1,776)	24,148

Cash Flows from Financing Activities:
Payment of Preferred A dividends	(1,207)	(586)
Purchase of treasury stock	(70)	-
Payment of costs related to purchase of treasury stock	(2)	-
Proceeds from issuance of Series A preferred stock	14,375	-
Payment of costs related to issuance of Series A preferred stock	(1,213)	-
Proceeds from at-the-market offering	6,068	6,251
Payment of cost related to at-the-market offering	(188)	(109)
Proceeds from partner company’s ESPP	169	-
Proceeds from partner company’s sale of stock	-	34,999
Payment of costs related to partner company’s sale of stock	(69)	(3,500)
Proceeds from partner company’s at-the-market offering	4,997	366
Payment of costs related to partner company’s at-the-market offering	(87)	(11)
Proceeds from exercise of partner company’s warrants	13	-
Payment of debt issue costs associated with 2017 Subordinated Note Financing	(26)	-
Payment of debt issue costs associated with 2018 Venture Notes	(7)	(67)
Proceeds from partner company’s Horizon Notes	-	15,000
Payment of debt issuance costs associated with partner company’s Horizon Notes	-	(230)
Net cash provided by financing activities	22,753	52,113

Net (decrease) increase in cash and cash equivalents and restricted cash	(915)	50,936
Cash and cash equivalents and restricted cash at beginning of period	153,432	81,582
Cash and cash equivalents and restricted cash at end of period	$152,517	$132,518

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,609	$1,100

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$2	$2
Unpaid debt offering costs	$8	$1,202
Common shares issuable for license acquired	$-	$164
Common shares issued for 2017 Subordinated Note Financing interest expense	$500	$495
Issuance of partner company warrants in conjunction with Horizon Notes	$-	$888
Unpaid fixed assets	$540	$191
Unpaid at-the-market offering cost	$6	$-
Unpaid Preferred A offering cost	$98	$-
Unpaid research and development licenses acquired	$350	$250

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of partner companies, the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of a partner company, grants or other arrangements to fully develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure will be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions. In addition to the foregoing, the Company cannot predict the long-term impact on its development timelines, revenue levels and its liquidity due to the worldwide spread of COVID-19. Based upon the Company’s current assessment, it does not expect the impact to be material. However, the Company is continuing to assess the impact the spread of COVID-19 may have on its operations.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of the companies: Avenue, Checkpoint and Mustang. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2020, from which the Company derived the balance sheet data at December 31, 2019, as well as Checkpoint’s Form 10-K, filed with the SEC on March 11, 2020, Mustang’s Form 10-K, filed with the SEC on March 16, 2020, and Avenue’s Form 10-K, filed with the SEC on March 30, 2020.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company’s subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties. The Company also consolidates subsidiaries in which it owns less than 50% of the subsidiary but maintains voting control. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of partner companies.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2019 Annual Report.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. On January 1, 2020, the Company’s adoption of this guidance to did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Discontinued Operations

The table below depicts the cash flows from the sale of the Company’s investment in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”) for the three months ended March 31, 2019:

March 31,
($ in thousands)	2019
Investing activities
Proceeds from sale of National	$13,089
Total cash provided by discontinued investing activities	$13,089

At March 31, 2020, the Company had no ownership interest in National.

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

In December 2019, following the U.S. Food and Drug Administration (“FDA”) feedback which resulted in the redesign and expansion of Caelum’s planned clinical development program for CAEL-101, Caelum entered into an Amended and Restated DOSPA, which amended the terms of the existing agreement with Alexion. The amendment modified the terms of Alexion’s option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 million in contingent payments, provided for an additional $20.0 million in upfront funding, as well as funding of $60.0 million in exchange for an additional equity interest in Caelum at fair value upon achievement of a specific development-related milestone event.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

5.	Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	March 31,	December 31,
($ in thousands)	(Years)	2020	2019
		(Unaudited)
Computer equipment	3	$663	$648
Furniture and fixtures	5	1,199	1,162
Machinery & equipment	5	4,644	4,594
Leasehold improvements	5-15	10,580	9,358
Construction in progress [1]	N/A	712	1,157
Total property and equipment		17,798	16,919
Less: Accumulated depreciation		(5,013)	(4,486)
Property and equipment, net		$12,785	$12,433

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended March 31, 2020 and 2019 was approximately $0.5 million and $0.5 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cyprium Warrant Liability

The fair value of the Cyprium Contingently Issuable Warrants in connection with the 2018 Venture Debt was determined by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with an option-pricing model, with the following key assumptions:

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.70%	1.92%
Expected dividend yield	–	–
Expected term in years	10.0	10.0
Expected volatility	93%	93%
Probability of issuance of the warrant	10%	5%

($ in thousands)	Cyprium Contingently Issuable Warrant Liability
Ending balance at January 1, 2020	$27
Change in fair value	42
Ending balance at March 31, 2020	$69

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value as of March 31, 2020 and December 31, 2019:

	Fair Value Measurement as of March 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$–	$–	$11,148	$11,148
Total	$–	$–	$11,148	$11,148

	Fair Value Measurement as of March 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$–	$–	$69	$69
Total	$–	$–	$69	$69

	Fair Value Measurement as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$–	$–	$11,148	$11,148
Total	$–	$–	$11,148	$11,148

	Fair Value Measurement as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$–	$–	$27	$27
Total	$–	$–	$27	$27

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments as of March 31, 2020:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in thousands)	Investment in Caelum	Warrant Liabilities	Total
Balance at December 31, 2019	$11,148	$27	$11,175
Fair value of investment	-	42	42
Balance at March 31, 2020	$11,148	$69	$11,217

As of March 31, 2020, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

7.	Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress, Aevitas, Avenue, Cellvation, Checkpoint, Cyprium, Helocyte, Mustang and Baergic require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three months ended March 31, 2020 and 2019, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations as reflected in the table below:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Partner company:
Mustang	$250	$450
Total Research and Development – Licenses Acquired	$250	$450

Mustang

For the three months ended March 31, 2020 and 2019, Mustang recorded the following expense in research and development for licenses acquired:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
City of Hope (COH) – CD123 (MB-102)	$-	$250
COH – HER2 (MB-103)[1]	250	–
Nationwide Children’s Hospital – C134 (MB-108)	-	200
Total	$250	$450

Note 1:	Represents a non-refundable milestone payment in connection with the twentieth patient treated in the Phase 1 clinical study of MB-103 at COH.

8.	Sponsored Research and Clinical Trial Agreements

Aevitas

In 2018, Aevitas entered into a Sponsored Research Agreement (“SRA”) with the Trustees of the University of Pennsylvania (“UPenn SRA”), as amended in January 2020, for certain continued research and development activities related to the development of AAV gene therapies in complement-mediated diseases. For the three months ended March 31, 2020 and 2019, Aevitas recorded expense of $0.3 million and $0.3 million, respectively, in research and development associated with the UPenn SRA.

Cellvation

For the three months ended March 31, 2020 and 2019 Cellvation recorded expense of nil and $0.1 million, respectively, in connection with its sponsored research arrangement with the University of Texas. The expense was recorded in research and development expense in the Company’s condensed consolidated statements of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang

For the three months ended March 31, 2020 and 2019, Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
City of Hope (COH)	$500	$500
COH – CD123 (MB-102)	230	303
COH – IL13Rα2 (MB-101)	92	342
COH – manufacturing	-	114
Fred Hutch-CD20 (MB-106)	527	267
Beth Israel Deaconess Medical Center (BIDMC) – CRISPR	-	69
Total	$1,349	$1,595

9.	Intangibles, net

On July 22, 2019 Journey purchased Ximino®, a minocycline hydrochloride used to treat acne from a third party. Pursuant to the terms and conditions of the Asset Purchase Agreement (“APA”), total consideration for the APA is $9.4 million, comprised of an upfront payment of $2.4 million payable within 60 days after execution on September 22, 2019. The remaining four payments totaling $7.0 million are due in consecutive years commencing on the second anniversary of execution of the APA. In addition, Journey is obligated to pay royalties in the mid-teens based on net sales of Ximino, subject to specified reductions.

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

In accordance with the terms of the APA, Journey will incur interest expense in the event of payment default. As such per ASC 835-30 Interest-Imputed Interest, Journey recorded an initial discount for imputed interest of $2.3 million. As of March 31, 2020, Journey recorded an intangible asset related to this transaction of $7.1 million which was recorded on the condensed consolidated balance sheet of Fortress.

The table below provides a summary of the Journey intangible assets as of March 31, 2020 and December 31, 2019, respectively:

	Estimated Useful	March 31,	December 31,
($ in thousands)	Lives (Years)	2020	2019
		(Unaudited)
Intangible assets – asset purchases	3 to 7	$9,934	$9,934
Total		9,934	9,934
Accumulated amortization		(2,912)	(2,557)
Net intangible assets		$7,022	$7,377

The table below provides a summary for the three months ended March 31, 2020, of Journey’s recognized expense related to its product licenses, which was recorded in costs of goods sold on the Condensed Consolidated Statement of Operations:

($ in thousands)	Intangible Assets, Net
Beginning balance at January 1, 2020	$7,377
Amortization expense	(355)
Ending balance at March 31, 2020	$7,022

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The future amortization of these intangible assets is as follows ($ in thousands):

			Total
	Ximino®	Exelderm®	Amortization
Nine Months Ended December 31, 2020	$764	$300	$1,064
Year Ended December 31, 2021	1,019	267	1,286
Year Ended December 31, 2022	1,019	-	1,019
Year Ended December 31, 2023	1,019	-	1,019
Year Ended December 31, 2024	1,019	-	1,019
Thereafter	1,615		1,615
Total[1]	$6,455	$567	$7,022

10.	Debt and Interest

Debt

Total debt consists of the following as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019	Interest rate	Maturity
IDB Note	$14,929	$14,929	2.25%	Aug – 2021
2017 Subordinated Note Financing	3,254	3,254	8.00%[3]	March - 2022
2017 Subordinated Note Financing	13,893	13,893	8.00%[3]	May - 2022
2017 Subordinated Note Financing	1,820	1,820	8.00%[3]	June - 2022
2017 Subordinated Note Financing	3,018	3,018	8.00%[3]	August - 2022
2017 Subordinated Note Financing	6,371	6,371	8.00%[3]	September - 2022
2018 Venture Notes	6,517	6,517	8.00%	August - 2021
2018 Venture Notes	15,190	15,190	8.00%	September - 2021
2019 Notes[1]	9,000	9,000	12.00%	September - 2021
Mustang Horizon Notes[2]	15,750	15,750	9.00%	October - 2022
Total notes payable	89,742	89,742
Less: Discount on notes payable	4,354	5,086
Total notes payable	$85,388	$84,656

Note 1:	Formerly the Opus Credit Facility
Note 2:	Interest rate is 9.0% plus one-month LIBOR Rate in excess of 2.5%.
Note 3:	As a result of a one-year maturity date extension effective 2020, the interest rate increased by 1% to 9.0%.
Note 4:	At March 31, 2020 and December 31, 2019, $11.4 million and $6.0 million, respectively, are included in Notes payable, short-term on the condensed consolidated balance sheets.

2019 Notes (formerly the Opus Credit Facility Agreement)

As of December 31, 2019, Opus Point Healthcare Innovations Fund, LP (“OPHIF”) dissolved and distributed it assets among its limited partners. Following the distribution, the facility is comprised of three separate notes herein referred to as the 2019 Notes. The allocation of the $9.0 million facility was as follows: DAK Capital Inc.: $3.8 million; Fortress’s Chairman, President and Chief Executive Officer (Lindsay A. Rosenwald): $2.9 million; and Fortress’s Executive Vice President, Strategic Development (Michael S. Weiss): $2.3 million. Terms of the 2019 Notes did not change.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended March 31,
	2020			2019
($ in thousands)	Interest	Fees [1]	Total	Interest	Fees [1]	Total
IDB Note	$84	$-	$84	$83	$-	$83
2017 Subordinated Note Financing	1,084	312	1,396	1,028	363	1,391
2019 Notes	269	-	269	281	113	394
2018 Venture Notes	433	176	609	429	146	575
LOC Fees	15	–	15	15	–	15
Mustang Horizon Notes	341	259	600	11	–	11
Note Payable[2]	150	–	150	–	–	–
Other	2	–	2	–	–	–
Total Interest Expense and Financing Fee	$2,378	$747	$3,125	$1,847	$622	$2,469

Note 1:	Amortization of fees
Note 2:	Imputed interest expense related to Ximino purchase (see Note 9).

11.	Accrued Liabilities and other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

($ in thousands)	March 31, 2020	December 31, 2019
Accrued expenses:
Professional fees	$1,050	$1,153
Salaries, bonuses and related benefits	6,139	6,683
Accrued expense – related party	13	-
Research and development	2,096	4,215
Research and development - manufacturing	1,032	1,017
Research and development – clinical supplies	2,055	-
Research and development - license maintenance fees	133	361
Research and development - milestones	850	-
Accrued royalties payable	2,456	2,320
Accrued coupon expense	8,735	8,391
Other	1,311	1,259
Total accrued expenses	$25,870	$25,399

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge[1]	$2,089	$2,136
Long-term note payable [2]	5,140	4,990
Total other long-term liabilities	$7,229	$7,126

Note 1:	As of March 31, 2020, and December 31, 2019, balance consists of deferred charges related to build-out of the New York facility.
Note 2:	As of March 31, 2020 and December 31, 2019, balance consists of Journey’s note payable of $7.0 million, net of an imputed interest discount of $1.9 million and $2.0 million, respectively, in connection with its acquisition of Ximino in July 2019 (see Note 9). The imputed interest discount was calculated utilizing an 11.96% effective interest rate based upon a non-investment grade “CCC” rate over a five-year period. Amortization of interest discount was $0.1 million for the three months ended March 31, 2020. No expense was recorded for the three months ended March 31, 2019.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

		For the three months ended
	As of March 31, 2020	March 31, 2020	As of March 31, 2020
($ in thousands)	NCI equity share	Net loss attributable to non- controlling interests	Non-controlling interests in consolidated entities	Non-controlling ownership
Aevitas	$(1,989)	$(186)	$(2,175)	35.8%
Avenue [2]	5,419	(955)	4,464	77.3%
Baergic	(1,201)	(3)	(1,204)	33.0%
Cellvation	(917)	(38)	(955)	20.6%
Checkpoint [1]	15,121	(2,403)	12,718	78.4%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(795)	(89)	(884)	18.9%
Helocyte	(4,700)	(165)	(4,865)	18.8%
JMC	118	159	277	6.9%
Mustang [2]	39,640	(8,008)	31,632	69.0%
Tamid	(651)	(10)	(661)	22.8%
Total	$49,755	$(11,698)	$38,057

		For the twelve months ended
	As of December 31, 2019	December 31, 2019	As of December 31, 2019
($ in thousands)	NCI equity share	Net loss attributable to non- controlling interests	Non-controlling interests in consolidated entities	Non-controlling ownership
Aevitas	$(1,249)	$(694)	$(1,943)	35.8%
Avenue [2]	24,269	(19,011)	5,258	77.3%
Baergic	23	(1,162)	(1,139)	33.0%
Cellvation	(732)	(158)	(890)	20.6%
Checkpoint [1]	29,389	(14,687)	14,702	78.0%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(320)	(99)	(419)	10.6%
Helocyte	(4,322)	(402)	(4,724)	19.3%
JMC	(211)	325	114	6.9%
Mustang [2]	62,025	(25,727)	36,298	70.3%
Tamid	(565)	(85)	(650)	22.8%
Total	$108,017	$(61,700)	$46,317

Note 1:	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Net Loss per Common Share

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

Included in Common Stock issued and outstanding as of March 31, 2020 and 2019 were 14,307,564 and 12,622,076 shares of unvested restricted stock, which is excluded from the weighted average Common Stock outstanding for the quarter ended March 31, 2020 since its effect would be dilutive.

The following table sets forth the computation of earnings per share attributable to common stockholders for the quarter ended March 31, 2019 (amounts in thousands except share and per share data):

Three Months Ended March 31,
2019
Net income attributable to common stockholders	$1,392

Weighted average shares outstanding - basic	48,506,994
Preferred stock, Series A	1,000,000
Stock options	378,835
Warrants	60,000
Unvested restricted stock	12,622,076
Unvested restricted stock units	1,243,231
Weighted average shares outstanding - diluted	63,811,136

Per share data:
Basic	$0.03
Diluted	$0.02

The Company’s common stock equivalents, including unvested restricted stock, options, and warrants have been excluded from the computation of diluted loss per share for the three months ended March 31, 2020 as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income loss per share is the same for the quarter ended March 31, 2020.

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the three months ended March 31, 2020:

March 31, 2020
Warrants to purchase Common Stock	773,234
Opus warrants to purchase Common Stock	1,880,000
Options to purchase Common Stock	1,210,502
Convertible Preferred Stock	1,706,208
Unvested Restricted Stock	14,307,564
Unvested Restricted Stock Units	487,996
Total	20,365,504

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.	Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Employee awards	$1,217	$935
Executive awards of Fortress partner companies’ stock	401	352
Non-employee awards	54	(2)
Fortress partner companies:
Avenue	215	751
Checkpoint	639	798
Mustang	805	432
Other	69	43
Total stock-based compensation	$3,400	$3,309

For the three months ended March 31, 2020 and 2019, approximately $0.9 million and $0.6 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.5 million and $2.7 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Options vested and expected to vest at December 31, 2019	1,410,501	$4.30	$684,752	2.33
Options vested and expected to vest at March 31, 2020	1,410,501	$4.30	$285,744	2.08
Options vested and exercisable at March 31, 2020	1,310,501	$4.54	$214,744	1.95

As of March 31, 2020, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average grant price
Unvested balance at December 31, 2019	13,768,014	$2.46
Restricted stock granted	1,873,072	2.57
Restricted stock vested	(1,539,564)	2.69
Restricted stock units granted	6,836	2.56
Restricted stock units forfeited	(81,250)	3.28
Restricted stock units vested	(79,335)	3.56
Unvested balance at March 31, 2020	13,947,773	$2.47

As of March 31, 2020 and 2019, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $17.9 million and $14.8 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 4.2 years and 5.4 years, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

	Number of shares	Weighted average exercise price	Total weighted average intrinsic value	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2019	2,741,180	$3.19	$111,000	2.73
Granted	–	–	–	–
Forfeited	–	–	–	–
Outstanding as of March 31, 2020	2,741,180	$3.19	$31,200	2.48
Exercisable as of March 31, 2020	2,656,180	$2.79	$31,200	1.99

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of March 31, 2020, 454,515 shares have been purchased and 545,485 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $18,000 and $20,000, respectively, for the three months ended March 31, 2020 and 2019.

Capital Raises

At-the-Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), for the three-month period ended March 31, 2020, the Company issued approximately 2.3 million shares of common stock at an average price of $2.59 per share for gross proceeds of $6.1 million. In connection with these sales, the Company paid aggregate fees of approximately $0.2 million.

These shares were sold pursuant to the current shelf registration statement on Form S-3; approximately $17.9 million of the shelf remains available for sale at March 31, 2020.

9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Offering

On February 14, 2020, the Company announced the closing of an underwritten public offering, whereby it sold 625,000 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (Nasdaq: FBIOP) (the “Preferred Stock”), (plus a 45-day option to purchase up to an additional 93,750 shares, which was exercised in February 2020) at a price of $20.00 per share for gross proceeds of approximately $14.4 million, before deducting underwriting discounts and commissions and offering expenses of approximately $1.3 million.

The shares of Preferred Stock were sold under the Company’s shelf registration statement on Form S-3 originally filed on July 6, 2018 and declared effective July 23, 2019 (the “2019 Shelf”). Approximately $17.9 million of securities remain available for sale under the 2019 Shelf at March 31, 2020.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang Bio, Inc.

Mustang At-the-Market Offering

On July 13, 2018, Mustang filed a shelf registration statement No. 333-226175 on Form S-3, as amended on July 20, 2018 (the “2018 Mustang S-3”), which was declared effective in August 2018. Under the 2018 Mustang S-3, Mustang may sell up to a total of $75.0 million of its securities. In connection with the 2018 Mustang S-3, Mustang entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the “Agents”), relating to the sale of shares of common stock. Under the Mustang ATM, Mustang pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

During the three months ended March 31, 2020, Mustang issued approximately 1.2 million shares of common stock at an average price of $3.93 per share for gross proceeds of $5.0 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.1 million for net proceeds of approximately $4.9 million. No sales were made under the 2018 Mustang ATM during the three months ended March 31, 2019. Pursuant to the Founders Agreement, Mustang issued 31,220 shares of common stock to Fortress at a weighted average price of $4.00 per share for the ATM offering noted above.

Approximately $15.9 million of the shelf remains available for sale under the 2018 Mustang S-3, following the offerings noted above. Mustang may offer the securities under the 2018 Mustang S-3 from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interests of its stockholders.

Share Repurchase Program

On March 23, 2020, the Company announced that its Board of Directors had approved a share repurchase program of the Company’s outstanding Preferred Stock in an aggregate amount of up to $5 million. Repurchases under the program may be made in the open market or through privately-negotiated transactions from time to time up until the earlier to occur of the repurchase of $5 million of the Company’s Preferred Stock or the close of trading on May 31, 2020, subject to applicable laws and regulations. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Preferred Stock. As of March 31, 2020, 5,000 Preferred Stock shares have been repurchased under this program for total consideration of $0.1 million, net of fees of approximately $2,000, and are recorded as Treasury stock on the consolidated balance sheet.

15.	Commitments and Contingencies

Most of the Company’s lease liabilities result from the lease of its New York City, NY office, which expires in 2031, and Mustang’s Worcester, MA cell processing facility lease, which expires in 2026. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options.  The Company does not act as a lessor or have any leases classified as financing leases. On March 31, 2020, the Company had operating lease liabilities of $23.7 million and right of use assets of $21.1 million, which were included in the condensed consolidated balance sheet.

During the three months ended March 31, 2020 and 2019, the Company recorded the following as lease expense.

	As of	As of
($ in thousands)	March 31, 2020	March 31, 2019
Lease cost
Operating lease cost	$809	$796
Shared lease costs	(470)	(477)
Variable lease cost	264	26
Total lease cost	$603	$345

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of Topic 842:

($ in thousands)	Three Month Ended March 31, 2020	Three Months Ended March 31, 2019
Operating cash flows from operating leases	$(451)	$(767)
Right-of-use assets exchanged for new operating lease liabilities	$21,076	$22,618
Weighted-average remaining lease term – operating leases (years)	6.1	6.7
Weighted-average discount rate – operating leases	6.2%	6.2%

($ in thousands)	Future Lease Liability
Nine months ended December 31, 2020	$2,515
Year ended December 31, 2021	3,114
Year ended December 31, 2022	3,084
Year ended December 31, 2023	3,137
Year ended December 31, 2024	3,190
Other	20,273
Total operating lease liabilities	35,313
Less: present value discount	(9,872)
Net operating lease liabilities, short-term and long-term	$25,441

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 11.9% of the Company’s issued and outstanding Common Stock as of March 31, 2020. The Company’s Executive Vice Chairman, Strategic Development owns approximately 13.0% of the Company’s issued and outstanding Common Stock at March 31, 2020.

Shared Services Agreement with TGTX

TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended March 31, 2020 and 2019, the Company invoiced TGTX $0.1 million and $0.1 million, respectively. On March 31, 2020, the amount receivable from TGTX related to this arrangement approximated $36,000.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), as of March 31, 2020, the Company had paid $0.7 million in rent under the Desk Space Agreements, and invoiced TGTX and OPPM approximately $0.4 million and nil, respectively, for their prorated share of the rent base. On March 31, 2020, the amount due from TGTX approximated $0.1 million and the amount due from OPPM approximated $0.4 million.

2019 Notes (formerly the Opus Credit Facility)

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of December 31, 2019, OPHIF dissolved and distributed it assets among its limited partners. Following the distribution, the facility is comprised of three separate notes herein referred to as the 2019 Notes. The allocation of the $9.0 million Opus Credit Facility was as follows: DAK Capital Inc.: $3.8 million; Fortress’s Chairman, President and Chief Executive Officer (Lindsay A. Rosenwald): $2.9 million; and Fortress’s Executive Vice President, Strategic Development (Michael S. Weiss): $2.3 million. Terms of the 2019 Notes did not change.

For the three months ended March 31, 2020 and 2019, the Company paid interest in the Company’s common stock of $0.2 million or 60,245 shares at $2.58 and $0.3 million or 131,353 shares at $2.14, respectively, in connection with the 2019 Notes.

Founders Agreements

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2018, filed with the SEC on March 16, 2020. The following table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements, and the subsidiaries’ certificates of incorporation.

Founders Agreements

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. The following table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements, and the subsidiaries’ certificates of incorporation.

Fortress Partner Company	Effective Date [1]	PIK Dividend as a % of fully diluted outstanding capitalization	Class of Stock Issued
Helocyte	March 20, 2015	2.5%	Common Stock
Avenue	February 17, 2015	0.0%[2]	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Checkpoint	March 17, 2015	0.0%[3]	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Caelum	January 1, 2017	0.0%[4]	Common Stock
Baergic	December 17, 2019[5]	2.5%	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Aevitas	July 28, 2017	2.5%	Common Stock
Tamid	November 30, 2017 [5]	2.5%	Common Stock

Note 1:	Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement or has since been amended to January 1 of each calendar year.
Note 2:	Concurrently with the execution and delivery of the Stock Purchase and Merger Agreement (“SPMA”) entered into between, Avenue, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”) (together, the “SPMA Parties”), the SPMA Parties entered into a waiver agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement to the termination of InvaGen’s rights under the SPMA. Pursuant to the Waiver Agreement, immediately prior to the closing of the Merger Transaction contemplated under the SPMA, the Company will convert all of its preferred shares into common shares pursuant to the terms of the certificate of incorporation of Avenue, as amended from time to time.
Note 3:	Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.
Note 4:	Effective January 31, 2019 the Caelum Founders Agreement and MSA with Fortress were terminated in conjunction with the execution of a Development Option and Share Purchase Agreement (“DOSPA”) between Caelum and Alexion Therapeutics, Inc. (See Note 4).
Note 5:	Represents the Trigger Date, the date that the Fortress partner company first acquires, whether by license or otherwise, ownership rights in a product.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. The following table summarizes, by subsidiary, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments:

Fortress partner company	Effective Date	Annual MSA Fee (Income)/Expense
Helocyte	March 20, 2015	$500
Avenue [1]	February 17, 2015	–
Mustang	March 13, 2015	500
Checkpoint	March 17, 2015	500
Cellvation	October 31, 2016	500
Baergic	March 9, 2017	500
Cyprium	March 13, 2017	500
Aevitas	July 28, 2017	500
Tamid[2]	November 30, 2017	-
Fortress		(3,500)
Consolidated (Income)/Expense		$–

Note 1:	Concurrently with the execution and delivery of the SPMA entered into between, Avenue, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”) (together, the “SPMA Parties”), the SPMA Parties entered into a waiver agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement to the termination of InvaGen’s rights under the SPMA. Pursuant to the Waiver Agreement, immediately prior to the closing of the Merger Transaction contemplated under the SPMA, the Company will convert all of its preferred shares into common shares pursuant to the terms of the certificate of incorporation of Avenue, as amended from time to time. (See Note 4).
Note 2:	In December 2019, Tamid discontinued development and terminated the related licenses and clinical trial agreements with the University of North Carolina at Chapel Hill for all three of its preclinical product candidates, effectively terminating their MSA with the Company.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17.	Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company’s segments are the same as those described in Note 2. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment:

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended March 31, 2020	Sales	Development	Consolidated
Net revenue	$11,946	$972	$12,918
Direct cost of goods	(3,810)	–	(3,810)
Sales and marketing costs	(4,679)	–	(4,679)
Research and development	–	(15,117)	(15,117)
General and administrative	(953)	(9,887)	(10,840)
Other expense	(207)	(2,333)	(2,540)
Segment income (loss)	$2,297	(26,365)	$(24,068)
Segment assets
Intangible assets, net	7,022	-	7,022
Tangible assets	23,550	198,187	221,737
Total segment assets	$30,572	$198,187	$228,759

	Dermatology	Pharmaceutical and Biotechnology
($ in thousands)	Products	Product
Three Months Ended March 31, 2019	Sales	Development	Consolidated
Net revenue	$6,125	$352	$6,477
Direct cost of goods	(1,884)	–	(1,884)
Sales and marketing costs	(3,493)	–	(3,493)
Research and development	–	(23,723)	(23,723)
General and administrative	(387)	(9,598)	(9,985)
Other expense	-	16,353	16,353
Segment income (loss)	$361	$(16,616)	$(16,255)
Segment assets
Intangible assets, net	1,183	-	1,183
Tangible assets	9,896	189,459	199,355
Total segment assets	$11,079	$189,459	$200,538

18.	Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Product revenue is comprised of Journey’s five marketed products: Targadox®, Luxamend®, Ceracade®, Exelderm® and Ximino®. Substantially all of the product revenue is recorded in the U.S. The Company’s related party revenue is from Checkpoint’s collaboration with TGTX. The table below summarizes the Company’s revenue for the three months ending March 31, 2020 and 2019:

	Three months ended March 31,
($ in thousands)	2020	2019
Product revenue, net	$11,946	$6,125
Revenue – related party	972	352
Net Revenue	$12,918	$6,477

Significant Customers

For the three months ended March 31, 2020, two of the Company’s Dermatology Products customers accounted for more than 10.0% of its total gross product revenue in the amount of $7.7 million and $5.1 million.

For the three months ended March 31, 2019, one of the Company’s Dermatology Products customers accounted for more than 10.0% of its total gross product revenue in the amount of $19.9 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2020, two of the Company’s Dermatology Products customers accounted for more than 10.0% of its total accounts receivable balance in the amount of $5.4 million and $2.5 million.

At March 31, 2019, one of the Company’s Dermatology Products customers accounted for more than 10.0% of its total accounts receivable balance in the amount of $7.7 million.

19.	Incomes taxes

 In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations.  At this time, the Company does not believe that the CARES Act will have a material impact on its income tax provision for 2020.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

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

Income tax expense for the three months ended March 31, 2020 and 2019 is based on the estimated annual effective tax rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially, from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at our majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors, and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Through our partner companies, we have executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, and AstraZeneca plc.

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

Recent Events

Marketed Dermatology Products

During the three months ended March 31, 2020, through our partner company Journey Medical Corporation (“Journey” or “JMC”), our marketed products generated net revenue of $11.9 million.

Late Stage Product Candidates

Intravenous (IV) Tramadol

IV Tramadol is currently in development with our partner company, Avenue Therapeutics, Inc. (“Avenue”) (NASDAQ: ATXI). Avenue submitted a new drug application (“NDA”) for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) in December 2019. In February 2020, the FDA accepted Avenue’s NDA submission and set a Prescription Drug User Fee Act goal date of October 10, 2020.

CUTX-101 (Copper Histidinate)

In January 2020, Cyprium Therapeutics, Inc. (“Cyprium”) announced that the U.S. Food and Drug Administration (“FDA”) had granted Rare Pediatric Disease Designation to Cyprium’s Copper Histidinate, also referred to as CUTX-101, for the treatment of Menkes disease. Menkes disease is a rare X-linked recessive pediatric disease caused by genetic mutations of the copper transporter, ATP7A. The FDA previously granted Orphan Drug and Fast Track Designations to CUTX-101 for the treatment of Menkes disease. The FDA grants Rare Pediatric Disease Designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 people in the United States. If Cyprium’s NDA is approved, it may be eligible to receive a priority review voucher, which can be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred. This program is intended to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases.

MB-107 (Ex vivo Lentiviral Therapy for X-linked Severe Combined Immunodeficiency (XSCID))

In April 2020, Mustang Bio, Inc. (“Mustang”) (NASDAQ: MBIO) announced that the European Medicines Agency (“EMA”) had granted Advanced Therapy Medicinal Product (“ATMP”) classification to MB-107, Mustang’s lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“XSCID”), also known as bubble boy disease. The FDA previously granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to MB-107 for the treatment of XSCID in August 2019.

In May 2020, Mustang submitted an IND application with the FDA to initiate a multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude Children’s Research Hospital, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival. The initiation of this trial is currently on hold pending CMC clearance by the FDA. Mustang is targeting topline data from the trial in the second half of 2022.

Mustang further expects to file an IND in the third quarter of 2020 for a registrational multi-center Phase 2 clinical trial of its lentiviral gene therapy in previously transplanted XSCID patients. This product will be designated MB-207. Mustang anticipates enrolling 20 patients and comparing them to matched historical control patients who have undergone a second HSCT. Mustang is targeting topline data for this trial in the second half of 2022.

Cosibelimab (formerly CK-301)

Our partner company, Checkpoint Therapeutics, Inc. (“Checkpoint”) (NASDAQ: CKPT) continues to enroll cutaneous squamous cell carcinoma (“CSCC”) patients to support an initial BLA submission for Cosibelimab based on their ongoing clinical trial. Additional information on the Phase 1 trial can be found on www.ClinicalTrials.gov using identifier NCT03212404.

In April 2020, Checkpoint announced that the U.S. Patent and Trademark Office had issued a composition of matter patent for Cosibelimab. U.S. Patent No. 10,590,199 specifically covers the antibody, Cosibelimab, or a fragment thereof, providing protection through at least May 2038, exclusive of any additional patent-term extensions that might become available.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

In February 2020, Mustang announced that the first subject treated with the optimized MB-106 manufacturing process, developed in collaboration between Mustang and Fred Hutchinson Cancer Research Center (“Fred Hutch”), has achieved a complete response (“CR”) at the lowest starting dose in an ongoing Phase 1/2 clinical trial. The trial is evaluating the safety and efficacy of MB-106 in subjects with relapsed or refractory B-cell non-Hodgkin lymphomas. Additional information on the Phase 1/2 trial can be found on www.ClinicalTrials.gov using identifier NCT03277729.

ONCOlogues (proprietary platform technology using oligonucleotides)

In May 2020, we entered into an exclusive worldwide licensing agreement with Columbia University to develop novel oligonucleotides for the treatment of genetically driven cancers. The proprietary platform produces oligomers, known as “ONCOlogues,” which are capable of binding gene sequences 1,000 times more effectively than complementary native DNA. ONCOlogues invade a DNA double helix and displace native mutated strands. This prevents the mRNA that antisense binds to from ever being created. It is higher upstream than an antisense approach as well as potentially more potent and broader in its utility.

In addition, we are exploring the potential of the platform to treat novel coronaviruses, such as COVID-19.

The ONCOlogues platform is currently in development at our partner company, Oncogenuity, Inc.

General Corporate

In February 2020 Fortress announced the pricing of an underwritten public offering of 625,000 shares of its Perpetual Preferred Stock, (plus a 45-day option to purchase up to an additional 93,750 shares, which was exercised in February 2020) at a price of $20.00 per share for gross proceeds of approximately $14.4 million, before deducting underwriting discounts and commissions and offering expenses of $1.3 million.

Critical Accounting Policies and Use of Estimates

See Note 2 to the Condensed Consolidated Financial Statements.

Results of Operations

General

For the three months ended March 31, 2020, we generated $12.9 million of net revenue, of which $11.9 million relates primarily to the sale of Journey branded and generic products and $1.0 million relates to Checkpoint’s collaborative agreements with TG Therapeutics Inc. (“TGTX”), including a milestone of $0.9 million upon the 12th patient dosed in a phase 1 clinical trial for Cosibelimab achieved during March 2020. As of March 31, 2020, we had an accumulated deficit of $448.6 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three months ended March 31, 2020, we had $3.8 million of costs of goods sold in connection with the sale of Journey’s marketed products, compared to $1.9 million for the three months ended March 31, 2019. The increase is attributed to a growth in sales primarily attributed to the expansion of the marketed product portfolio with the addition of Ximino in the second half of 2019.

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

For the three months ended March 31, 2020 and 2019, research and development expenses were approximately $14.9 million and $23.3 million, respectively. Additionally, during the three months ended March 31, 2020 and 2019, we expensed approximately $0.3 million and $0.5 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2020 and 2019, was $0.9 million and $0.6 million, respectively.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the quarter ended March 31, 2020 and 2019, by entity:

	Three Months Ended March 31,		% of total
($ in thousands)	2020	2019	2020	2019
Research & Development
Fortress	$678	$711	5%	3%
Partner Companies:
Avenue	697	10,242	5%	44%
Checkpoint	2,635	4,581	18%	20%
Mustang	9,251	6,897	62%	30%
Other[1]	1,606	842	10%	3%
Total Research & Development	$14,867	$23,273	100%	100%

Note 1:	Includes the following partner companies: Aevitas, Cellvation, Cyprium, Helocyte and Tamid (a Fortress partner company that discontinued development and terminated the related licenses and clinical trial agreements with the University of North Carolina at Chapel Mill for all three of its preclinical product candidates).

General and Administrative Expenses

General and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended March 31, 2020 and 2019, general and administrative expenses were approximately $15.5 million and $13.5 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months March 31, 2020 and 2019, was $2.5 million and $2.7 million, respectively.

The table below provides a summary of general and administrative costs for the quarter ended March 31, 2020 and 2019, by entity:

	Three Months Ended March 31,		% of Total
($ in thousands)	2020	2019	2020	2019
General & Administrative
Fortress	$5,663	$4,595	36%	34%
Partner Companies:
Avenue	577	1,119	4%	8%
Checkpoint	1,553	1,569	10%	12%
JMC[1]	5,689	3,885	37%	29%
Mustang	1,769	1,885	11%	14%
Other[2]	268	425	2%	3%
Total General & Administrative Expense	$15,519	$13,478	100%	100%

Note 1:	Includes cost of outsourced sales force for the three months ended March 31, 2020 and 2019 of $3.0 million and $2.3 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Cellvation, Cyprium, Escala, Helocyte and Tamid.

Comparison of three months ended March 31, 2020 and 2019

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Revenue
Product revenue, net	$11,946	$6,125	$5,821	95%
Revenue – related party	972	352	620	176%
Net revenue	12,918	6,477	6,441	99%

Operating expenses
Cost of goods sold – product revenue	3,810	1,884	1,926	102%
Research and development	14,867	23,273	(8,406)	-36%
Research and development – licenses acquired	250	450	(200)	-44%
General and administrative	15,519	13,478	2,041	15%
Total operating expenses	34,446	39,085	(4,639)	-12%
Loss from operations	(21,528)	(32,608)	11,080	-34%

Other income (expense)
Interest income	627	438	189	43%
Interest expense and financing fee	(3,125)	(2,469)	(656)	27%
Change in fair value of derivative liability	(42)	-	(42)	100%
Gain on deconsolidation of Caelum	-	18,384	(18,384)	-100%
Total other (expense) income	(2,540)	16,353	(18,893)	-116%
Net Loss	(24,068)	(16,255)	(7,813)	48%

Less: net loss attributable to non-controlling interest	11,698	17,647	(5,949)	-34%
Net income (loss) attributable to common stockholders	$(12,370)	$1,392	$(13,762)	-989%

Net revenues increased $6.4 million or 99% from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase in net revenue is related to an increase in product revenue of $5.8 million associated with Journey’s marketed products driven by the expansion of its product lines and overall sales growth, and an increase of $0.6 million in collaboration revenue between Checkpoint and TGTX due to the Cosibelimab clinical trial milestone achievement.

Cost of goods sold increased by $1.9 million or 102% from the three months ended March 31, 2019 to the three months ended March 31, 2020 due to the increase in Journey marketed products revenue in the current quarter as compared to the prior period.

Research and development expenses decreased $8.4 million or 36% from the three months ended March 31, 2019 to the three months ended March 31, 2020. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Research & Development
Stock-based compensation
Fortress	$201	$167	$34	20%
Partner Companies:
Avenue	85	182	(97)	-53%
Checkpoint	144	196	(52)	-27%
Mustang	453	96	357	372%
Other[1]	10	3	7	233%
Sub-total stock-based compensation	893	644	249	39%
Other Research & Development
Fortress	477	544	(67)	-12%
Partner Companies:
Avenue	612	10,060	(9,448)	-94%
Checkpoint	2,491	4,385	(1,894)	-43%
Mustang	8,798	6,801	1,997	29%
Other[1]	1,596	839	757	90%
Total Research & Development	$14,867	$23,273	$(8,406)	-36%

Note 1:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte and Tamid (2019 only).

The increase in stock-based compensation for the quarter ended March 31, 2020 is primarily due to additional equity grants to key employees and non-employees of Mustang.

The decrease in research and development expense of $9.4 million at Avenue is due to the completion of Avenue’s abdominoplasty and safety studies; the decreased spending at Checkpoint of $1.9 million is attributable primarily to manufacturing costs related to Cosibelimab incurred in the three months ended March 31, 2019 and not replicated in the current quarter and a reduction in clinical costs for CK-101. Mustang’s increase in research and development spending of $2.0 million is attributable to personnel costs due to increased headcount, laboratory supplies, as well as consulting and outside services. The increase in “Other” is attributable to increased spend in the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019 for Fortress’ partner companies Helocyte and Cyprium.

General and administrative expenses increased $2.0 million, or 15%, from the three months ended March 31, 2019 to the three months ended March 31, 2020. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
General & Administrative
Stock-based compensation
Fortress	$1,471	$1,118	$353	32%
Partner Companies:
Avenue	130	569	(439)	-77%
Checkpoint	495	602	(107)	-18%
Mustang	352	336	16	5%
Other[2]	59	40	19	48%
Sub-total stock-based comp.	2,507	2,665	(158)	-6%
Other General & Administrative
Fortress	4,192	3,477	715	21%
Partner Companies:
Avenue	447	550	(103)	-19%
Checkpoint	1,058	967	91	9%
JMC[1]	5,689	3,885	1,804	46%
Mustang	1,417	1,550	(133)	-9%
Other[2]	209	384	(175)	-46%
Total General & Administrative	$15,519	$13,478	2,041	15%

Note 1:	Includes cost of outsourced sales force for the three months ended March 31, 2020 and 2019 of $3.0 million and $2.3 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte and Tamid (2019 only).

For the quarter ended March 31, 2020, the increase in general and administrative expenses of $2.0 million or 15% is primarily attributable to Journey’s sales and marketing cost increases due to increased product portfolio as well as sales force headcount increase, and Fortress’ increase due to increased professional fees for ongoing business development activities as well as legal and accounting fees.

Total other income (expense) fluctuated $18.9 million, or 116%, from a gain of $16.4 million for the three months ended March 31, 2019 to expense of $2.5 million for the three months ended March 31, 2020, primarily due to the gain on the deconsolidation of Caelum recognized in the quarter ended March 31, 2019, offset by the increase in interest expense and financing fees due to Mustang’s debt financing with Horizon.

Net loss attributable to common stockholders increased $13.8 million, or 989%, from income of $1.4 million for the three months ended March 31, 2019 to a net loss of $12.4 million for the three months ended March 31, 2020. This fluctuation is primarily due to the gain on the deconsolidation of Caelum.

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Cash Flows for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
($ in thousands)	2020	2019
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(21,892)	$(25,325)
Investing activities	(1,776)	24,148
Financing activities	22,753	52,113
Net increase (decrease) in cash and cash equivalents and restricted cash	$(915)	$50,936

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Three Months Ended March 31, 2020
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(6,029)	$(1,171)	$(4,540)	$(10,152)	$(21,892)
Investing activities	(250)	(1,000)	-	(526)	(1,776)
Financing activities	17,730	-	(56)	5,079	22,753
Net increase (decrease) in cash and cash equivalents and restricted cash	$11,451	$(2,171)	$(4,596)	$(5,599)	$(915)

	For the Three Months Ended March 31, 2019
($ in thousands)	Fortress[1]	Avenue	Caelum	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$13,313	$(5,568)	$(18,384)	$(8,203)	$(6,483)	$(25,325)
Investing activities	12,147	-	-	-	12,001	24,148
Financing activities	5,800	32,345	-	355	13,613	52,113
Net increase (decrease) in cash and cash equivalents and restricted cash	$31,260	$26,777	$(18,384)	$(7,848)	$19,131	$50,936

Note 1:	Includes Fortress and non-public partner companies, excluding Caelum.

Operating Activities

Net cash used in operating activities decreased $3.4 million from the three months ended March 31, 2019, compared to the three months ended March 31, 2020. The decrease is due to the decrease of $18.4 million in the gain recognized on the deconsolidation of Caelum, offset by the $7.8 million increase in net loss and the $7.4 million increase in cash used from the changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities decreased $25.9 million from the three months ended March 31, 2019, compared to the three months ended March 31, 2020. The decrease is primarily due to $13.1 million received from the sale of National in the quarter ended March 31, 2019, a decrease in the purchase of short-term investments of $12.6 million, an increase in the purchase of property and equipment of $0.2 million, and $1.2 million decrease in cash due to the deconsolidation of Caelum.

Financing Activities

Net cash provided by financing activities was $52.1 million for the three months ended March 31, 2019, compared to $22.8 million of net cash provided by financing activities for the three months ended March 31, 2020. During the three months ended March 31, 2020, net proceeds the issuance of Series A preferred stock was $13.2 million, net proceeds from at-the-market offerings for both the Company and its partners was $10.8 million, offset by $1.2 million paid in Series A Preferred dividends. During the three months ended March 31, 2019, proceeds from partner’s offerings were $31.5 million, proceeds from the company’s at-the-market offering was $6.1 million, and net proceeds from Mustang’s Horizon Notes was $14.8 million, offset slightly by $0.6 million paid in Series A Preferred dividends.

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

Based on our analysis, for the years ended December 31, 2018 and December 31, 2019 and for the interim period through March 31, 2020, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2020, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Major public health issues, and specifically the pandemic caused by the coronavirus COVID-19, could have an adverse effect on the clinical trials of our partner companies, and as a result, have an adverse impact on our financial condition and results of operations and other aspects of our business.

In December 2019, a novel strain of coronavirus which causes a disease referred to as COVID-19, was first detected in Wuhan, China, and has since spread worldwide. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of control measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The extent to which the COVID-19 pandemic impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain it or treat its impact, among others.

Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our or our partner companies’ clinical trial programs, as well as adversely impact our business generally, include:

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical sites, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not otherwise being able to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19;

•	missed study visits or study procedures which could lead to an abundance of protocol deviations that have the potential to interfere with the interpretability of trial results;

•	impacts to clinical results, including an increased number of observed adverse events, as a result of participants enrolled in our clinical trials contracting COVID-19;

•	diversion of healthcare resources, including clinical trial investigators and staff, away from the conduct of clinical trials to focus on pandemic concerns which could result in delays to our partner companies’ clinical trials;

•	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, or production slowdowns or stoppages;

•	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system; and

•	disruptions in or delays to regulatory approvals, inspections, reviews or other regulatory activities, including review of NDAs and approvals of protocol changes or amendments to SPAs, as a result of the spread of COVID-19 affecting the operations of the FDA or other regulatory authorities.

The disruptions discussed above and other consequences of COVID-19 pandemic could result in missed study visits or study procedures in our clinical trials, which could lead to an abundance of protocol deviations that impact the interpretability of the trial results. A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol, which is of particular importance where study designs were agreed to as part of a Special Protocol Assessment (SPA). In extreme cases, significant deviations from the protocol may be considered a violation of an SPA and result in potential rescindment of an SPA agreement.

We and our partner companies currently rely on third parties for certain functions or services in support of our clinical trials and key areas of our operations. These third parties include contract research organizations (CROs), medical institutions and clinical investigators, contract manufacturing organizations, suppliers, and external business partners supporting our preparations for commercialization. If these third parties themselves are adversely impacted by restrictions resulting from the COVID-19 outbreak, we will likely experience delays and/or realize additional costs. As a result, our or our partner companies’ efforts to obtain regulatory approvals for, and to commercialize, our or our partner companies’ product candidates may be delayed or disrupted.

In addition, as a result of government directives on social distancing and to protect the health of our workforce, we have asked our office-based employees to work remotely and have restricted domestic and international travel indefinitely. While our remote work policy remains in place, we may experience reductions in productivity and disruptions to our business routines.

We closed our offices in response to the pandemic and requested that our personnel work remotely and restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site. Third parties on which we rely may also increase their use of remote working arrangements in response to COVID-19. Our increased reliance on personnel working remotely may negatively impact productivity, including our ability to monitor clinical trials, prepare regulatory applications, and conduct data analysis, or disrupt, delay, or otherwise adversely impact our business. In addition, remote working could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

The ability of the Company’s employees and consultants to work may be significantly impacted by the coronavirus.

The Company’s employees and consultants are being affected by the COVID-19 pandemic. Substantially all of our office and management personnel are working remotely, and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. COVID-19 may also compromise the ability of independent contractors who perform consulting services for us to deliver services or deliverables in a satisfactory or timely manner.  Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

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

We are primarily an early-stage biopharmaceutical company and certain of our partners, on whose successes we largely rely, are also early-stage biopharmaceutical companies with limited operating histories. To date, we have engaged primarily in acquisition, evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of March 31, 2020, we had an accumulated deficit of approximately $448.6 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from continuing operations of approximately $101.7 million and $130.8 million for the years ended December 31, 2019 and 2018, respectively, and a loss from continuing operations of $24.1 million for the three months ended March 31, 2020. At March 31, 2020, we had an accumulated deficit of approximately $448.6 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new partners and affiliates in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

At March 31, 2020, the total amount of debt outstanding, net of the debt discount was $85.4 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of pledged collateral, if any. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. Such restrictive covenants may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2019 and 2018 we incurred R&D expenses of approximately $75.2 million and $83.3 million, respectively and $14.9 million for the three months ended March 31, 2020. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner or on different terms than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

At March 31, 2020, Lindsay A. Rosenwald, M.D. our Chairman, President and Chief Executive Officer, beneficially owned 12.0% of our issued and outstanding capital stock. At March 31, 2020, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 13.0% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Almost all of the 83.5 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of March 31, 2020 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, from time to time we may issue and sell shares of our Common Stock or Preferred Stock having an aggregate offering price of up to $17.9 million as of March 31, 2020. Any sale of a substantial number of shares of our Common Stock or our Preferred Stock could cause a drop in the trading price of our Common Stock or Preferred Stock on the Nasdaq Stock Market.

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

May 11, 2020	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 11, 2020	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)