Form 10-Q
period 2020-06-30
Fortress Biotech, Inc.
filed 2020-08-10
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ⌧   No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧   No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of August 6, 2020
Common Stock, $0.001 par value	88,007,185
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	2,693,806

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$183,278	$136,858
Accounts receivable (net of allowance for doubtful accounts of $176 and $100 at June 30, 2020 and December 31, 2019, respectively)	11,173	13,539
Inventory	1,209	857
Other receivables - related party	936	865
Prepaid expenses and other current assets	3,203	4,133
Total current assets	199,799	156,252

Property and equipment, net	12,360	12,433
Operating lease right-of-use asset, net	20,675	21,480
Restricted cash	16,574	16,574
Long-term investment, at fair value	11,148	11,148
Intangible asset, net	6,667	7,377
Other assets	1,350	1,158
Total assets	$268,573	$226,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$31,836	$35,451
Interest payable	1,093	1,042
Interest payable - related party	52	92
Notes payable, short-term (net of debt discount of $0 at June 30, 2020 and December 31, 2019)	21,823	7,220
Operating lease liabilities – short-term	1,752	1,784
Derivative warrant liability	413	27
Total current liabilities	56,969	45,616

Notes payable, long-term (net of debt discount of $3,762 and $5,086 at June 30, 2020 and December 31, 2019, respectively)	64,157	77,436
Operating lease liabilities – long-term	23,251	23,712
Other long-term liabilities	7,338	7,126
Total liabilities	151,715	153,890
Commitments and contingencies

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)

Stockholders’ equity
Preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 2,693,806 and 1,341,167 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; liquidation value of $25.00 per share	3	1
Common stock, $.001 par value, 150,000,000 shares authorized, 86,113,331 and 74,027,425 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	86	74
Common stock issuable, 311,499 and 251,337 shares as of June 30, 2020 and December 31, 2019, respectively	813	500
Additional paid-in-capital	521,493	461,874
Accumulated deficit	(461,918)	(436,234)
Total stockholders' equity attributed to the Company	60,477	26,215

Non-controlling interests	56,381	46,317
Total stockholders' equity	116,858	72,532
Total liabilities and stockholders' equity	$268,573	$226,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Product revenue, net	$9,415	$8,199	$21,361	$14,324
Revenue - related party	42	1,051	1,014	1,403
Net revenue	9,457	9,250	22,375	15,727

Operating expenses
Cost of goods sold - product revenue	3,124	2,386	6,934	4,270
Research and development	15,703	18,511	30,570	41,784
Research and development - licenses acquired	1,570	200	1,820	650
General and administrative	14,456	13,443	29,975	26,921
Total operating expenses	34,853	34,540	69,299	73,625
Loss from operations	(25,396)	(25,290)	(46,924)	(57,898)

Other income (expense)
Interest income	336	779	963	1,217
Interest expense and financing fee	(3,059)	(3,106)	(6,184)	(5,575)
Change in fair value of derivative liability	(344)	—	(386)	—
Gain on deconsolidation of Caelum	—	137	—	18,521
Total other income (expense)	(3,067)	(2,190)	(5,607)	14,163
Net loss	(28,463)	(27,480)	(52,531)	(43,735)

Less: net loss attributable to non-controlling interests	15,149	14,382	26,847	32,029
Net loss attributable to common stockholders	$(13,314)	$(13,098)	$(25,684)	$(11,706)

Net loss per common share - basic and diluted	$(0.42)	$(0.51)	$(0.80)	$(0.86)
Net loss per common share attributable to non - controlling interests - basic and diluted	$(0.22)	$(0.27)	$(0.41)	$(0.63)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.19)	$(0.24)	$(0.39)	$(0.23)
Weighted average common shares outstanding - basic and diluted	68,550,494	53,726,125	66,023,367	51,130,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Three Months Ended June 30, 2020

										Total
	Series A									Stockholders’
	Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	(Deficit)
Balance at March 31, 2020	2,054,917	$2	78,572,169	$79	$661	$(70)	$485,160	$(448,604)	$38,057	$75,285
Stock-based compensation expense	—	—	—	—	—	—	3,748	—	—	3,748
Issuance of common stock related to equity plans	—	—	86,024	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	53,268	—	—	—	90	—	—	90
Issuance of common stock for at-the-market offering, net	—	—	6,973,020	7	—	—	16,196	—	—	16,203
Preferred A dividends declared and paid	—	—	—	—	—	—	(1,581)	—	—	(1,581)
Retirement of Series A preferred stock	—	—	—	—	—	70	(70)	—	—	—
Issuance of Series A preferred stock for cash, net	638,889	1	—	—	—	—	10,435	—	—	10,436
Partner company’s offering, net	—	—	—	—	—	—	34,924	—	—	34,924
Partner company’s at-the-market offering, net	—	—	—	—	—	—	5,537	—	—	5,537
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	—	21	—	—	21
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	428,850	—	(506)	—	506	—	—	—
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	—	—	—	500	—	—	—	—	500
Common shares issuable for 2019 Notes interest expense	—	—	—	—	158	—	—	—	—	158
Non-controlling interest in partner companies	—	—	—	—	—	—	(33,473)	—	33,473	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(15,149)	(15,149)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(13,314)	—	(13,314)
Balance at June 30, 2020	2,693,806	$3	86,113,331	$86	$813	$—	$521,493	$(461,918)	$56,381	$116,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Three Months Ended June 30, 2019

	Series A								Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at March 31, 2019	1,000,000	$1	63,126,521	$63	$765	$414,870	$(394,882)	$29,892	$50,709
Stock-based compensation expense	—	—	—	—	—	3,373	—	—	3,373
Issuance of restricted stock	—	—	55,417	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	54,221	—	—	60	—	—	60
Issuance of common stock for at-the-market offering, net	—	—	4,463,399	5	—	7,720	—	—	7,725
Preferred A dividends declared and paid	—	—	—	—	—	(586)	—	—	(586)
Partner company’s offering, net	—	—	—	—	—	29,485	—	—	29,485
Partner company’s at-the-market offering, net	—	—	—	—	—	25,984	—	—	25,984
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	—	—	—	490	—	—	—	490
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	268,324	—	(484)	484	—	—	—
Common shares issued for Opus interest expense	—	—	170,321	—	(281)	341	—	—	60
Non-controlling interest in subsidiaries	—	—	—	—	—	(42,436)	—	42,436	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(14,382)	(14,382)
Net loss attributable to common stockholders	—	—	—	—	—	—	(13,098)	—	(13,098)
Balance at June 30, 2019	1,000,000	$1	68,138,203	$68	$490	$439,295	$(407,980)	$57,946	$89,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Six Months Ended June 30, 2020

										Total
	Series A									Stockholders’
	Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2019	1,341,167	$1	74,027,425	$74	$500	$—	$461,874	$(436,234)	$46,317	$72,532
Stock-based compensation expense	—	—	—	—	—	—	7,148	—	—	7,148
Issuance of common stock related to equity plans	—	—	2,038,431	2	—	—	(2)	—	—	—
Issuance of common stock under ESPP	—	—	53,268	—	—	—	90	—	—	90
Issuance of common stock for at-the-market offering, net	—	—	9,314,020	10	—	—	22,073	—	—	22,083
Preferred A dividends declared and paid	—	—	—	—	—	—	(2,788)	—	—	(2,788)
Repurchase of Series A preferred stock, net	(5,000)	—	—	—	—	(70)	(2)	—	—	(72)
Retirement of Series A preferred stock	—	—	—	—	—	70	(70)	—	—	—
Issuance of Series A preferred stock for cash, net	1,357,639	2	—	—	—	—	23,501	—	—	23,503
Partner company’s offering, net	—	—	—	—	—	—	34,924	—	—	34,924
Partner companies' at-the-market offering, net	—	—	—	—	—	—	10,447	—	—	10,447
Partner company’s exercise of warrants for cash	—	—	—	—	—	—	13	—	—	13
Partner company’s ESPP	—	—	—	—	—	—	169	—	—	169
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	—	21	—	—	21
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	680,187	—	(500)	—	1,006	—	—	506
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	—	—	—	500	—	—	—	—	500
Common shares issuable for 2019 Notes interest expense	—	—	—	—	313	—	—	—	—	313
Non-controlling interest in partner companies	—	—	—	—	—	—	(36,911)	—	36,911	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(26,847)	(26,847)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(25,684)	—	(25,684)
Balance at June 30, 2020	2,693,806	$3	86,113,331	$86	$813	$—	$521,493	$(461,918)	$56,381	$116,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Six Months Ended June 30, 2019

	Series A				Common	Additional			Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2018	1,000,000	$1	57,845,447	$58	$659	$397,408	$(396,274)	$17,891	$19,743
Stock-based compensation expense	—	—	—	—	—	6,682	—	—	6,682
Issuance of restricted stock	—	—	1,664,742	2	—	(2)	—	—	—
Issuance of common stock under ESPP	—	—	54,221	—	—	60	—	—	60
Issuance of subsidiaries’ common shares for license expenses	—	—	—	—	(164)	164	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	7,390,826	8	—	13,859	—	—	13,867
Preferred A dividends declared and paid	—	—	—	—	—	(1,172)	—	—	(1,172)
Partner company’s offering, net	—	—	—	—	—	60,984	—	—	60,984
Partner company’s at-the-market offering, net	—	—	—	—	—	26,339	—	—	26,339
Issuance of partner company warrants in conjunction with Horizon Notes	—	—	—	—	—	888	—	—	888
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	—	—	—	490	—	—	—	490
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	1,012,646	—	(495)	979	—	—	484
Common shares issuable for Opus interest expense	—	—	—	—	281	—	—	—	281
Common shares issued for Opus interest expense	—	—	170,321	—	(281)	341	—	—	60
Non-controlling interest in subsidiaries	—	—	—	—	—	(67,235)	—	67,235	—
Deconsolidation of Caelum non-controlling interest	—	—	—	—	—	—	—	4,849	4,849
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,029)	(32,029)
Net loss attributable to common stockholders	—	—	—	—	—	—	(11,706)	—	(11,706)
Balance at June 30, 2019	1,000,000	$1	68,138,203	$68	$490	$439,295	$(407,980)	$57,946	$89,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(52,531)	$(43,735)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,103	938
Bad debt expense	76	250
Amortization of debt discount	1,407	1,521
Non-cash interest	305	—
Amortization of product revenue license fee	710	446
Amortization of operating lease right-of-use assets	804	771
Stock-based compensation expense	7,148	6,682
Issuance of partner company’s common shares for research and development expenses	21	—
Common shares issuable for 2017 Subordinated Note Financing interest expense	500	490
Common shares issued for 2017 Subordinated Note Financing interest expense	506	484
Common shares issuable for 2019 Notes interest expense	313	281
Common shares issued for 2019 Notes interest expense	—	60
Change in fair value of derivative liability	386	—
Gain on deconsolidation of Caelum	—	(18,521)
Research and development-licenses acquired, expense	1,799	650

Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	2,290	2,144
Inventory	(352)	(54)
Other receivables - related party	(71)	245
Prepaid expenses and other current assets	930	3,346
Other assets	(192)	(961)
Accounts payable and accrued expenses	(3,882)	(8,646)
Accounts payable and accrued expenses - related party	—	(149)
Interest payable	51	(12)
Interest payable - related party	(40)	(3)
Lease liabilities	(492)	(713)
Other long-term liabilities	(93)	841
Net cash used in operating activities	(39,304)	(53,645)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,090)	(955)
Purchase of research and development licenses	(1,749)	—
Purchase of short-term investment (certificates of deposit)	—	(5,000)
Redemption of short-term investment (certificates of deposit)	—	17,604
Deconsolidation of Caelum	—	(1,201)
Net cash provided by (used in) continuing investing activities	(2,839)	10,448
Net cash provided by discontinued investing activities	—	13,089
Net cash provided by (used in) investing activities	(2,839)	23,537

Cash Flows from Financing Activities:

Payment of Preferred A dividends	(2,788)	(1,172)
Purchase of treasury stock	(70)	—
Payment of costs related to purchase of treasury stock	(2)	—
Proceeds from issuance of Series A preferred stock	25,875	—
Payment of cost related to issuance of Series A preferred stock	(2,283)	—
Proceeds from issuance of common stock for at-the-market offering	23,026	14,120
Payment of cost related to issuance of common stock for at-the-market offering	(793)	(253)
Proceeds from issuance of common stock under ESPP	90	60
Proceeds from partner companies' ESPP	169	—
Proceeds from partner companies' sale of stock	37,230	66,623
Payment of costs related to partner companies' sale of stock	(2,303)	(5,397)
Proceeds from partner companies' at-the-market offering	10,689	26,998
Payment of costs related to partner companies' at-the-market offering	(242)	(604)
Proceeds from exercise of partner company’s warrants	13	—
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	(26)	(23)
Payment of debt issuance costs associated with 2018 Venture Notes	(22)	(115)
Proceeds from partner company's Horizon Notes	—	15,000
Payment of debt issuance costs associated with partner company's Horizon Notes	—	(1,230)
Net cash provided by financing activities	88,563	114,007

Net increase (decrease) in cash and cash equivalents and restricted cash	46,420	83,899
Cash and cash equivalents and restricted cash at beginning of period	153,432	81,582
Cash and cash equivalents and restricted cash at end of period	$199,852	$165,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,165	$2,538
Cash paid for interest - related party	$—	$227

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$2	$2
Common shares issuable for license acquired	$—	$164
Issuance of partner company warrants in conjunction with Horizon Notes	$—	$888
Common shares issued from 2017 Subordinated Note Financing interest expense	$500	$—
Unpaid fixed assets	$127	$183
Unpaid debt offering cost	$61	$211
Unpaid at-the-market offering cost	$156	$—
Unpaid partner company’s offering cost	$72	$242
Unpaid partner company’s at-the-market offering cost	$—	$55
Unpaid Preferred A offering cost	$92	—
Unpaid research and development licenses acquired	$1,300	$—

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of partner companies, and  the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of a partner company, grants or other arrangements to fully develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions. In addition to the foregoing, the Company cannot predict the long-term impact on its development timelines, revenue levels and its liquidity due to the worldwide spread of COVID-19. Based upon the Company’s current assessment, it does not expect the impact of the COVID-19 pandemic to materially impact the Company's operations.  However, the Company is continuing to assess the impact the spread of COVID-19 may have on its operations.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. On January 1, 2020, the Company’s adoption of this guidance to did not have a material impact on its condensed consolidated  financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, and will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, for the Company as it is a smaller reporting company. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its condensed consolidated  financial statements.

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

3. Discontinued Operations

The table below depicts the cash flows from the sale of the Company’s investment in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”) for the six months ended June 30, 2019:

June 30,
($ in thousands)	2019
Investing activities
Proceeds from sale of National	$13,089
Total cash provided by discontinued investing activities	$13,089

At June 30, 2020 and 2019, the Company had no ownership interest in National.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Collaboration and Stock Purchase Agreements

Caelum

Agreement with Alexion

In January 2019, Caelum entered into a Development, Option and Stock Purchase Agreement (the “DOSPA”) and related documents by and among Caelum, Alexion Therapeutics, Inc. (“Alexion”), the Company and Caelum security holders as parties thereto (such security holders, including Fortress, the “Sellers”). Under the terms of the agreement, Alexion purchased a 19.9% minority equity interest in Caelum for $30 million. Additionally, Alexion has agreed to make potential payments to Caelum upon the achievement of certain developmental milestones, in exchange for which Alexion obtained a contingent exclusive option to acquire the remaining equity in Caelum. The agreement also provides for potential additional payments, in the event Alexion exercises the purchase option, for up to $500 million, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments.

In December 2019, following the U.S. Food and Drug Administration (“FDA”) feedback which resulted in the redesign and expansion of Caelum’s planned clinical development program for its lead product candidate,  CAEL-101, Caelum entered into an Amended and Restated DOSPA, which amended the terms of the existing agreement with Alexion. The amendment modified the terms of Alexion’s option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30 million in contingent payments, provided for an additional $20 million in upfront funding, as well as funding of $60 million in exchange for an additional equity interest in Caelum at fair value upon achievement of a specific development-related milestone event.

Avenue

Agreement with InvaGen

On November 12, 2018, the Company’s partner company, Avenue, entered into a Stock Purchase and Merger Agreement (“Avenue SPMA”) with InvaGen Pharmaceuticals Inc. (“InvaGen”) and Madison Pharmaceuticals Inc., a newly formed, wholly-owned subsidiary of InvaGen. Pursuant to the  Avenue SPMA, and following approval by Avenue’s stockholders on February 8, 2019, InvaGen purchased a number of shares of Avenue common stock representing 33.3% of Avenue’s fully diluted capital stock for net proceeds to Avenue of $31.5 million (after deducting fees and other offering-related costs).

Upon the achievement of certain closing conditions (including most notably FDA approval for IV Tramadol, Avenue’s product candidate), InvaGen will be obligated to acquire Avenue via reverse subsidiary merger (the “Merger Transaction”). Under the Merger Transaction, InvaGen will pay $180 million (subject to certain potential reductions) to the holders of Avenue’s capital stock (other than InvaGen itself).

Subject to the terms and conditions described in the  Avenue SPMA, InvaGen may also provide interim financing to Avenue in an amount of up to $7.0 million during the time period between February 8, 2019 and the Merger Transaction. Any amounts drawn on the interim financing will be deducted from the aggregate consideration payable to Company stockholders by virtue of the Merger Transaction.

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

5. Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	June 30,	December 31,
($ in thousands)	(Years)	2020	2019

	(Unaudited)
Computer equipment	3	$663	$648
Furniture and fixtures	5	1,199	1,162
Machinery & equipment	5	5,014	4,594
Leasehold improvements	5‑15	10,580	9,358
Construction in progress [1]	N/A	493	1,157
Total property and equipment		17,949	16,919
Less: Accumulated depreciation		(5,589)	(4,486)
Property and equipment, net		$12,360	$12,433

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended June 30, 2020 and 2019 was approximately $0.6 million and $0.5 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

Fortress' depreciation expense for the six months ended June 30, 2020 and 2019 was approximately $1.1 million and $0.9 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statements of Operations.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cyprium Warrant Liability

The fair value of the Cyprium Contingently Issuable Warrants in connection with the 2018 Venture Debt was determined by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with an option-pricing model, with the following key assumptions:

	June 30, 2020	December 31, 2019
Risk-free interest rate	0.70%	1.92%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	93%	93%
Probability of issuance of the warrant	50%	5%

Cyprium
Contingently
Issuable Warrant
($ in thousands)	Liability
Beginning balance at January 1, 2020	$27
Change in fair value	386
Ending balance at June 30, 2020	$413

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value as of June 30, 2020 and December 31, 2019:

	Fair Value Measurement as of June 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$11,148	$11,148
Total	$—	$—	$11,148	$11,148

	Fair Value Measurement as of June 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$413	$413
Total	$—	$—	$413	$413

	Fair Value Measurement as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$11,148	$11,148
Total	$—	$—	$11,148	$11,148

	Fair Value Measurement as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$27	$27
Total	$—	$—	$27	$27

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments as of June 30, 2020:

	Investment in	Warrant
($ in thousands)	Caelum	Liabilities	Total
Balance at December 31, 2019	$11,148	$27	$11,175
Fair value of investment	—	386	386
Balance at June 30, 2020	$11,148	$413	$11,561

As of June 30, 2020, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

7. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress, Aevitas, Avenue, Baergic, Cellvation, Checkpoint, Cyprium, Helocyte, Mustang and Oncogenuity require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three and six months ended June 30, 2020 and 2019, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statements of Operations as reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Partner companies:
Mustang	$1,300	$200	$1,550	$650
Oncogenuity	270	—	270	—
Total	$1,570	$200	$1,820	$650

Mustang

For the three and six months ended June 30, 2020 and 2019, Mustang recorded the following expense in research and development for licenses acquired:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($in thousands)	2020	2019	2020	2019
City of Hope (COH) - CD123 (MB-102)[3]	$334	$—	$334	$250
City of Hope (COH) - IL13Rα2 (MB-101) [3]	333	—	333	—
City of Hope (COH) - HER2 (MB-103)[1]	—	—	250	—
City of Hope (COH) - CS1 (MB-104)	—	200	—	200
City of Hope (COH) - Spacer[3]	333	—	333	—
Fred Hutch – CD20 (MB-106)[2]	300	—	300	—
Nationwide Children’s Hospital - C134 (MB-108)	—	—	—	200
Total licenses acquired expense	$1,300	$200	$1,550	$650

Note 1:	Represents a non-refundable milestone payment in connection with the twentieth patient treated in the Phase 1 clinical study of MB-103 at COH, for the six months ended June 30, 2020.
Note 2:	Represents a non-refundable milestone payment in connection with the twentieth patient treated in the Phase 1 clinical study of MB-106 at Fred Hutch, for the six months ended June 30, 2020.
Note 3:	Represents a milestone payment to COH in connection with Mustang’s public underwritten offerings.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Oncogenuity

Effective May 6, 2020, Oncogenuity entered into a license agreement with the Trustees of Columbia University in the City of New York (“Columbia”) to develop novel oligonucleotides for the treatment of genetically driven cancers (the “Columbia License”). The proprietary platform produces oligomers, known as “ONCOlogues.”

As consideration for the Columbia License, Oncogenuity paid an upfront fee of $0.3 million, and Fortress transferred to Columbia 1,000,000 shares of Oncogenuity common stock, representing 10.00% ownership of Oncogenuity. In connection with the share transfer, Oncogenuity also provided Columbia with limited anti-dilution protection. Oncogenuity valued the stock grant to Columbia utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 41.7%, weighted average cost of capital of 20.5%, and net of debt utilized, resulting in a value of $0.021 per share or $21,000 for the three and six months ended June 30, 2020. As a portion of the acquisition of the license was settled through the transfer of shares of the Company's common stock, this transaction fell within the scope of ASC Topic 718, Compensation-Stock Compensation, since equity was transferred in exchange for goods (the license). Specifically, the Company recorded the cost of the license as a non-employee share based payment, measured at the grant date fair value of the common stock. The common shares were equity-classified. The anti-dilution provision was concluded to represent a performance condition tied to a future liquidity event, which was not considered as probable to occur at June 30, 2020, because it was deemed outside of the Company's control.

Development milestone payments totaling up to approximately $18.0 million in the aggregate are due upon achievement of certain milestones in connection with the initial indication. Additional milestone payments totaling up to $15.3 million in the aggregate are due in connection with product development milestones for subsequent indications. A $15 million sales milestone is due upon the achievement of a licensed product sales threshold, and low- to mid-single digit royalties are due on aggregate cumulative worldwide net sales of licensed products.

For the three and six months ended June 30, 2020 and 2019, Oncogenuity recorded  expense of $0.3 million and nil, respectively in research and development - licenses acquired in the Company’s Condensed Consolidated Statements of Operations.

8. Sponsored Research and Clinical Trial Agreements

Aevitas

For the three and six months ended June 30, 2020 and 2019, Aevitas recorded expense of nil and $0.3 million and nil and $0.5 million, respectively, in connection with its sponsored research arrangement with the Trustees of the University of Pennsylvania. The expense was recorded in research and development expense in the Company’s Condensed Consolidated Statements of Operations.

Cellvation

For the three and six months ended June 30, 2020 and 2019, Cellvation recorded expense of nil and $0.1 million and nil and $0.1 million, respectively, in connection with its sponsored research arrangement with the University of Texas. The expense was recorded in research and development expense in the Company’s Condensed Consolidated Statements of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang

CS1(MB-104) Clinical Research and Support Agreement with COH

In June 2020, Mustang entered into a clinical research and support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board -approved, investigator-initiated protocol entitled: "Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma." The CAR T being studied under this protocol has been designated by Mustang as MB-104. Under the terms of the agreement Mustang will pay COH $0.8 million for cost incurred and will reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of the a final study report or earlier.

XSCID (MB-107) Data Transfer Agreement with St. Jude

In June 2020, Mustang entered into a Data Transfer Agreement with St. Jude under which Mustang will reimburse St Jude for costs associated with St Jude’s clinical trial for the treatment of infants with X-linked Severe Combined Immunodeficiency (XSCID).  Pursuant to the terms of this agreement Mustang paid an upfront fee of $1.1 million on July 1, 2020 and will continue to reimburse St. Jude for costs incurred in connection with this trial.

For the three and six months ended June 30, 2020 and 2019, Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
COH CAR T	$—	$500	$500	$1,000
COH – CD123 (MB-102)	65	456	296	759
COH - IL13Rα2 (MB-101)	234	225	326	567
COH – Manufacturing	—	115	—	229
COH - CS1 (MB-104)	770	—	770	—
Beth Israel Deaconess Medical Center - CRISPR	—	—	—	69
St. Jude – XSCID (MB-107)	1,558	—	1,558	—
Fred Hutch - CD20 (MB-106)	189	374	716	641
Total	$2,816	$1,670	$4,166	$3,265

Oncogenuity

In May 2020, Oncogenuity entered into a clinical research and support agreement with Columbia to further develop its ONCOlogues. Pursuant to the terms of this agreement, Oncogenuity will pay up to $4.8 million to Columbia semiannually for five years ending in November 2024.

For the three and six months ended June 30, 2020, Oncogenuity paid Columbia $0.4 million and recorded expense of $0.1 million in research and development in the Company’s Condensed Consolidated Statements of Operations. No expense was recorded in 2019.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Intangibles, net

The table below provides a summary of the Journey intangible assets as of June 30, 2020 and December 31, 2019, respectively:

	Estimated Useful	June 30,	December 31,
($ in thousands)	Lives (Years)	2020	2019
		(Unaudited)
Total Intangible assets – asset purchases	3 to 7	$9,934	$9,934
Accumulated amortization		(3,267)	(2,557)
Net intangible assets		$6,667	$7,377

The table below provides a summary for the six months ended June 30, 2020, of Journey’s recognized expense related to its product licenses, which was recorded in costs of goods sold on the Condensed Consolidated Statement of Operations:

Intangible
($ in thousands)	Assets, Net
Beginning balance at January 1, 2020	$7,377
Amortization expense	(710)
Ending balance at June 30, 2020	$6,667

The future amortization of these intangible assets is as follows:

			Total
($ in thousands)	Ximino®	Exelderm®	Amortization
Six Months Ended December 31, 2020	$509	$200	$709
Year Ended December 31, 2021	1,019	267	1,286
Year Ended December 31, 2022	1,019	—	1,019
Year Ended December 31, 2023	1,019	—	1,019
Year Ended December 31, 2024	1,019	—	1,019
Thereafter	1,615	—	1,615
Total	$6,200	$467	$6,667

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Debt and Interest

Debt

Total debt consists of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December
($ in thousands)	2020	31, 2019	Interest rate	Maturity
IDB Note	$14,929	$14,929	2.25%	Aug - 2021
2017 Subordinated Note Financing[3]	3,254	3,254	8.00%	March - 2022
2017 Subordinated Note Financing[3]	13,893	13,893	8.00%	May - 2022
2017 Subordinated Note Financing[3]	1,820	1,820	8.00%	June - 2022
2017 Subordinated Note Financing[3]	3,018	3,018	8.00%	August - 2022
2017 Subordinated Note Financing	6,371	6,371	8.00%	September - 2022
2018 Venture Notes[4]	6,517	6,517	8.00%	August - 2021
2018 Venture Notes[4]	15,190	15,190	8.00%	September - 2021
2019 Notes[1]	9,000	9,000	12.00%	September - 2021
Mustang Horizon Notes[2]	15,750	15,750	9.00%	October - 2022
Total notes payable	89,742	89,742
Less: Discount on notes payable	3,762	5,086
Total notes payable	$85,980	$84,656

Note 1:	Formerly the Opus Credit Facility (see Note 16.)
Note 2:	Interest rate is 9.0% plus one-month LIBOR Rate in excess of 2.5%.
Note 3:

As a result of a one-year maturity date extension effective 2020, the interest rate increased by 1% to 9.0%. As a result of a second one-year maturity date extension effective 2021, the interest rate will increase by 1% to 10.0%.

Note 4:	At June 30, 2020 and December 31,2019, $16.8 million and $6.0 million, respectively, are included in Notes payable, short-term on the Condensed Consolidated Balance Sheets.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended June 30,
	2020			2019
($ in thousands)	Interest	Fees [1]	Total	Interest	Fees [1]	Total
IDB Note	$85	$—	$85	$85	$—	$85
2017 Subordinated Note Financing	1,092	204	1,296	1,048	392	1,440
2019 Notes	269	—	269	284	119	403
2018 Venture Notes	433	186	619	432	156	588
LOC Fees	16	—	16	16	—	16
Mustang Horizon Notes	349	270	619	342	232	574
Note Payable[2]	155	—	155	—	—	—
Total Interest Expense and Financing Fee	$2,399	$660	$3,059	$2,207	$899	$3,106

	Six Months Ended June 30,
	2020			2019
($ in thousands)	Interest	Fees [1]	Total	Interest	Fees [1]		Total
IDB Note	$169	$—	$169	$168		$-		$168
2017 Subordinated Note Financing	2,176	516	2,692	2,076		755		2,831
2019 Notes	538	—	538	565		232		797
2018 Venture Notes	866	362	1,228	861		302		1,163
LOC Fees	31	—	31	31		—		31
Mustang Horizon Notes	690	529	1,219	353		232		585
Note Payable[2]	305	—	305	—	—	—	—	—
Other	2	—	2	—	—	—	—	—
Total Interest Expense and Financing Fee	$4,777	$1,407	$6,184	$4,054		$1,521		$5,575

Note 1:	Amortization of fees
Note 2:	Imputed interest expense related to Ximino purchase.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Accrued Liabilities and other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

	June 30,	December
($ in thousands)	2020	31, 2019

Accrued expenses:
Professional fees	$1,568	$1,153
Salaries, bonus and related benefits	4,064	6,683
Research and development	5,477	4,215
Research and development - manufacturing	1,150	1,017
Research and development - license maintenance fees	431	361
Research and development - milestones	900	—
Accrued royalties payable	1,796	2,320
Accrued coupon expense	4,630	8,391
Other	1,122	1,259
Total accrued expenses	$21,138	$25,399

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge[1]	$2,043	$2,136
Long-term note payable [2]	5,295	4,990
Total other long-term liabilities	$7,338	$7,126

Note 1:	As of June 30, 2020, and December 31, 2019, balance consists of deferred charges related to build-out of the New York facility.
Note 2:

As of June 30, 2020 and December 31, 2019, balance consists of Journey’s note payable of $7.0 million, net of an imputed interest discount of $1.7 million and $2.0 million, respectively, in connection with its acquisition of Ximino in July 2019. The imputed interest discount was calculated utilizing an 11.96% effective interest rate based upon a non-investment grade “CCC” rate over a five-year period. Amortization of interest discount was $0.3 million for the six months ended June 30, 2020. No expense was recorded for the six months ended June 30, 2019.

12. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

		For the six months ended
	As of June 30, 2020	June 30, 2020	As of June 30, 2020
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
Aevitas	$(2,155)	$(386)	$(2,541)	37.7%
Avenue [2]	5,584	(2,412)	3,172	77.3%
Baergic	(1,338)	(4)	(1,342)	34.8%
Cellvation	(1,035)	(80)	(1,115)	22.5%
Checkpoint [1]	17,334	(5,812)	11,522	76.9%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	(943)	(282)	(1,225)	20.8%
Helocyte	(4,794)	(207)	(5,001)	18.8%
JMC	120	254	374	6.9%
Mustang [2]	71,410	(17,740)	53,670	75.6%
Oncogenuity	(14)	(156)	(170)	25.0%
Tamid	(651)	(22)	(673)	22.8%
Total	$83,228	$(26,847)	$56,381

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		For the year ended
	As of December 31, 2019	December 31, 2019	As of December 31, 2019
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
Aevitas	$(1,249)	$(694)	$(1,943)	35.8%
Avenue [2]	24,269	(19,011)	5,258	77.3%
Baergic	23	(1,162)	(1,139)	33.0%
Cellvation	(732)	(158)	(890)	20.6%
Checkpoint [1]	29,389	(14,687)	14,702	78.0%
Coronado SO	(290)	-	(290)	13.0%
Cyprium	(320)	(99)	(419)	10.6%
Helocyte	(4,322)	(402)	(4,724)	19.3%
JMC	(211)	325	114	6.9%
Mustang [2]	62,025	(25,727)	36,298	70.3%
Tamid	(565)	(85)	(650)	22.8%
Total	$108,017	$(61,700)	$46,317

Note 1:	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

13. Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Common Stock and Common Stock equivalents outstanding for the period.

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the six months ended June 30, 2020:

	Six Months Ended June 30,
	2020	2019
Warrants to purchase Common Stock	904,037	874,189
Opus warrants to purchase Common Stock	1,880,000	1,880,000
Options to purchase Common Stock	1,210,502	1,148,347
Convertible preferred stock	1,993,905	1,000,000
Unvested Restricted Stock	14,306,355	12,623,290
Unvested Restricted Stock Units	458,658	840,845
Total	20,753,457	18,366,671

14. Stockholders’ Equity

Common Stock

At the Company’s 2020 Annual Meeting of Stockholders held on June 17, 2020, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of common stock available to issue by 50,000,000 to 150,000,000 with a par value of $0.001 per share. The amendment was filed with the Secretary of State of the State of Delaware on June 18, 2020.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Employee awards	$1,315	$920	$2,532	$1,855
Executive awards of Fortress Companies' stock	366	355	767	707
Non-employee awards	51	71	105	69
Warrants	65	—	65	—
Fortress Companies:
Avenue	216	535	431	1,286
Checkpoint	731	813	1,370	1,611
Mustang	957	622	1,762	1,054
Other	47	57	116	100
Total stock-based compensation expense	$3,748	$3,373	$7,148	$6,682

For the three months ended June 30, 2020 and 2019, approximately $0.9 million and $0.8 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.9 million and $2.6 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the six months ended June 30, 2020 and 2019, approximately $1.8 million and $1.4 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $5.4 million and $5.3 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Equity Compensation Plans

At the Company’s 2020 Annual Meeting on June 30, 2020, the Company’s shareholders approved an amendment to the Company’s 2013 Stock Incentive Plan, as amended (“Stock Plan”) to increase common shares issuable under the Stock Plan by 3.0 million to 13.0 million.  For the six months ended June 30, 2020, 4.7 million shares remain to be issued under the Stock Plan.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2019	1,410,501	$4.30	$684,752	2.33
Options vested and expected to vest at June 30, 2020	1,410,501	$4.30	$753,374	2.84
Options vested and exercisable at June 30, 2020	1,310,501	$4.54	$603,374	2.78

As of June 30, 2020, Fortress had no unrecognized stock-based compensation expense related to options.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted average
	Number of shares	grant price
Unvested balance at December 31, 2019	13,768,014	$2.46
Restricted stock granted	1,873,072	2.57
Restricted stock vested	(1,539,564)	2.69
Restricted stock units granted	160,126	2.35
Restricted stock units forfeited	(81,250)	3.28
Restricted stock units vested	(165,375)	3.13
Unvested balance at June 30, 2020	14,015,023	$2.44

As of June 30, 2020 and 2019, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $17.1 million and $13.6 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 4.0 years and 5.2 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2019	2,741,180	$3.19	$111,000	2.73
Granted	100,000	2.16	52,000	2.79
Outstanding as of June 30, 2020	2,841,180	$3.15	$176,200	2.39
Exercisable as of June 30, 2020	2,681,180	$2.79	$91,600	1.82

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of June 30, 2020, 507,783 shares have been purchased and 492,217 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $25,000 and $19,000, respectively, for the three months ended June 30, 2020 and 2019, and was approximately $43,000 and $39,000, respectively, for the six months ended June 30, 2020 and 2019.

Capital Raises

9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Offering

On May 29, 2020, the Company closed on an underwritten public offering whereby it sold 555,556 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (Nasdaq: FBIOP) (the "Preferred Stock"), (plus a 45-day option to purchase up to an additional 83,333 shares, which was exercised in May 2020) at a price of $18.00 per share for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and commissions and offering expenses of approximately $1.1 million.

On February 14, 2020, the Company announced the closing of an underwritten public offering, whereby it sold 625,000 shares of its Preferred Stock, (plus a 45-day option to purchase up to an additional 93,750 shares, which was exercised in February 2020) at a price

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of $20.00 per share for gross proceeds of approximately $14.4 million, before deducting underwriting discounts and commissions and offering expenses of approximately $1.3 million.

Mustang Underwritten Offering

On June 11, 2020, Mustang entered into an underwriting agreement (the "Mustang Underwriting Agreement") with Cantor Fitzgerald & Co., as representative of the underwriters named therein (each, an "Underwriter" and collectively with Cantor Fitzgerald & Co., the "Underwriters").

In connection with the Mustang Underwriting Agreement, Mustang issued 11,455,604 common shares at a price to the public of $3.25 per share for gross proceeds of $37.2 million, before deducting underwriting discounts and commissions and offering expenses of $2.3 million.

At-the-Market Offering

On June 28, 2019, the Company entered into an At Market Issuance Sales Agreement ("2019 Common ATM"), with Cantor Fitzgerald & Co., Oppenheimer & Co., Inc., H.C. Wainwright & Co. Inc., Jones Trading Institutional Services LLC and B. Riley, as selling agents, governing potential sales of the Company's common stock. For the six-month period ended June 30, 2020, the Company issued approximately 9.3 million shares of common stock at an average price of $2.47 per share for gross proceeds of $23.0 million. In connection with these sales, the Company paid aggregate fees of approximately $0.7 million.

The shares of common stock were sold under the Company’s shelf registration statement on Form S-3 originally filed on July 6, 2018 and declared effective July 23, 2019 (the “2019 Shelf”) through May 27, 2020. On May 18, 2020, the Company filed a new shelf registration statement on Form S-3, which was declared effective on May 26, 2020 (the "2020 Shelf"). In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement ("2020 Common ATM"), with Cantor Fitzgerald & Co., Oppenheimer & Co., Inc., H.C. Wainwright & Co. Inc., B. Riley and Dawson James Securities, Inc., as selling agents, governing potential sales of the Company's common stock. ATM sales commencing on June 1, 2020 were made under the 2020 Shelf. Approximately $64.4 million of securities remain available for sale under the 2020 Shelf at June 30, 2020.

Mustang At-the-Market Offering

On July 13, 2018, Mustang filed a shelf registration statement No. 333-226175 on Form S-3, as amended on July 20, 2018 (the "2018 Mustang S-3"), which was declared effective in August 2018. Under the 2018 Mustang S-3, Mustang may sell up to a total of $75.0 million of its securities. In connection with the 2018 Mustang S-3, Mustang entered into an At-the-Market Issuance Sales Agreement (the "Mustang ATM") with B. Riley FBR, Inc., Cantor Fitzgerald & Co., National Securities Corporation, and Oppenheimer & Co. Inc. (each an "Agent" and collectively, the "Agents"), relating to the sale of shares of common stock. Under the Mustang ATM, Mustang pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Mustang common stock.

On August 16, 2019, Mustang filed a shelf registration statement No. 333-233350 on Form S-3, (the "2019 Mustang S-3"), which was declared effective on September 30, 2019. Under the 2019 Mustang S-3, Mustang may sell up to a total of $75.0 million of its securities. On July 20, 2020, Mustang entered into Amendment No. 1 to the Mustang ATM with the Agents to reflect the new registration statement.

During the six months ended June 30, 2020, Mustang issued approximately 2.1 million shares of common stock at an average price of $3.76 per share for gross proceeds of $8.0 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.1 million for net proceeds of approximately $7.9 million. During the six months ended June 30, 2019, Mustang issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million for net proceeds of approximately $22.0 million. Pursuant to the Founders Agreement, Mustang issued 53,390 shares of common stock to Fortress at a weighted average price of $3.76 per share for the six months ended June 30, 2020 for the Mustang ATM offering noted above. During the six months ended June 30, 2019, Mustang issued 87,656 shares of common stock to Fortress at a weighted average price of $6.42 per share in connection with the Mustang ATM.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Approximately $50.6 million of the Mustang shelf remains available for sale under the 2019 Mustang S-3, following the offerings noted above.

Checkpoint At-the-Market Offering

In November 2017, Checkpoint filed a shelf registration statement on Form S-3 (the "Checkpoint S-3"), which was declared effective in December 2017. Under the Checkpoint S-3, Checkpoint may sell up to a total of $100 million of its securities. In connection with the Checkpoint S-3, Checkpoint entered into an At-the-Market Issuance Sales Agreement (the "Checkpoint ATM") with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each a "Checkpoint Agent" and collectively, the "Checkpoint Agents"), relating to the sale of shares of common stock. Under the Checkpoint ATM, Checkpoint pays the Checkpoint Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Checkpoint common stock.

During the six months ended June 30, 2020, Checkpoint sold a total of 1,303,282 shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $2.7 million at an average selling price of $2.05 per share, resulting in net proceeds of approximately $2.6 million after deducting commissions and other transaction costs. Pursuant to the Founders Agreement, Checkpoint issued 32,571 shares of common stock to Fortress at a weighted average price of $2.01 per share for the Checkpoint ATM offering noted above.

Approximately $38.8 million of the Checkpoint shelf remains available for sale under the Checkpoint S-3, following the offerings noted above.

Share Repurchase Program

On March 23, 2020, the Company announced that its Board of Directors had approved a share repurchase program of the Company's outstanding Preferred Stock in an aggregate amount of up to $5.0 million. Repurchases under the program were made in the open market or through privately-negotiated transactions until the earlier to occur of the repurchase of $5.0 million of the Company's Preferred Stock or the close of trading on May 31, 2020, subject to applicable laws and regulations. The program did not commit the Company to repurchase any shares of Preferred Stock. As of June 30, 2020, 5,000 Preferred Stock shares were repurchased and retired under this program for total consideration of $0.1 million, net of fees of approximately $2,000.

15. Commitments and Contingencies

Most of the Company's lease liabilities result from the lease of its New York City, NY office, which expires in 2031, and Mustang's Worcester, MA cell processing facility lease, which expires in 2026. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company's leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. On June 30, 2020, the Company had operating lease liabilities of $25.0 million and right of use assets of $20.7 million, which were included in the Condensed Consolidated Balance Sheet.

During the three and six months ended June 30, 2020 and 2019, the Company recorded the following as lease expense, which was recorded in general and administrative expense on the Company's Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($in thousands)	2020	2019	2020	2019
Lease Cost
Operating lease cost	$811	$803	$1,620	$1,599
Shared lease costs	(470)	(452)	(940)	(929)
Variable lease cost	(31)	337	233	415
Total lease expense	$310	$688	$913	$1,085

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize quantitative information about the Company's operating leases, under the adoption of Topic 842, Leases:

	Six Months Ended June 30,
($in thousands)	2020	2019
Operating cash flows from operating leases	$(1,286)	$(1,540)
Right-of-use assets exchanged for new operating lease liabilities	$20,675	$22,255
Weighted-average remaining lease term – operating leases (years)	6.0	6.5
Weighted-average discount rate – operating leases	6.2%	6.2%

Future Lease
($ in thousands)	Liability
Six months ended December 31, 2020	$1,680
Year ended December 31, 2021	3,114
Year ended December 31, 2022	3,084
Year ended December 31, 2023	3,137
Year ended December 31, 2024	3,190
Other	20,273
Total operating lease liabilities	34,478
Less: present value discount	(9,475)
Net operating lease liabilities, short-term and long-term	$25,003

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

Legal Proceedings

In the ordinary course of business, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

16. Related Party Transactions

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 11.0% of the Company’s issued and outstanding Common Stock as of June 30, 2020. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.9% of the Company’s issued and outstanding Common Stock as of June 30, 2020.

Shared Services Agreement with TG Therapeutics, Inc

TG Therapeutics, Inc. ("TGTX") and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman and  Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended June 30, 2020 and 2019, the Company invoiced TGTX $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2020 and 2019, the Company invoiced TGTX $0.2 million and $0.2 million, respectively. On June 30, 2020, the amount due from TGTX related to this arrangement approximated $69,000.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), for the three months ended June 30, 2020 and 2019, the Company had paid $0.7 million and $0.7 million in rent under the Desk Space Agreements . The Company invoiced TGTX approximately $0.4 million and $0.4 million, respectively, for their prorated share of the rent base. The Company invoiced OPPM nil and approximately $0.1 million, respectively. On June 30, 2020, the amount due from TGTX approximated $0.1 million and the amount due from OPPM approximated $0.4 million.

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

Effective December 31, 2019, OPHIF dissolved and distributed it assets among its limited partners. Following the distribution, the $9.0 million facility comprises separate notes (collectively, the “2019 Notes”) held by DAK Capital Inc. ($3.8 million); Fortress’ Chairman, President and Chief Executive Officer Lindsay A. Rosenwald, M.D. ($0.3 million); Fortress's Executive Vice President, Strategic Development Michael S. Weiss ($2.0 million); and various entities and individuals affiliated with Dr. Rosenwald and Mr. Weiss ($2.9 million). The terms of the 2019 Notes did not change in connection with such reallocations.

For the six months ended June 30, 2020, in connection with the 2019 Notes, the Company paid interest on the portion of the 2019 Notes held by the Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President, Strategic Development in common stock of $0.3 million consisting of 60,245 shares at $2.58 and 56,653 shares at $2.78 in connection with the 2019 Notes. For the six months ended June 30, 2019, the Company paid $0.3 million consisting of 78,811 shares at $2.14 and 91,510 shares at $1.88.

Avenue Credit Facility Agreement

On June 12, 2020, Avenue, the Company and InvaGen entered into a Facility Agreement (“Avenue Facility Agreement”), under which, beginning on October 1, 2020, Avenue may borrow up to $2 million collectively from the Company and InvaGen, subject to certain conditions set forth therein. The Company’s commitment amount is $0.8 million, and InvaGen’s is $1.2 million , and a 7% per annum interest rate applies (payable on the last day of each fiscal quarter).  Repayment of the loan is due upon the earliest to occur of: (i) the Second Stage Closing Date, as defined in the SPMA; (ii) April 29, 2021; and (iii) the date that is 30 days following the termination of the Avenue SPMA.  As of June 30, 2020, there have been no amounts drawn by Avenue on the Avenue Facility Agreement.

Founders Agreements

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements with certain of its subsidiaries as described in the Company's Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. The following

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements, and the subsidiaries' certificates of incorporation:

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Fortress Partner Company	Effective Date [1]	capitalization	Issued
Helocyte	March 20, 2015	2.5%	Common Stock
Avenue	February 17, 2015	0.0%[2]	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Checkpoint	March 17, 2015	0.0%[3]	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Caelum	January 1, 2017	0.0%[4]	Common Stock
Baergic	December 17, 2019[5]	2.5%	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Aevitas	July 28, 2017	2.5%	Common Stock
Oncogenuity	April 22, 2020 [5]	2.5%	Common Stock

Note 1:

Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement or has since been amended to January 1 of each calendar year.

Note 2:

Concurrently with the execution and delivery of the Stock Purchase and Merger Agreement (“Avenue SPMA”) entered into between, Avenue, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”) (together, the “ SPMA Parties”), the SPMA Parties entered into a waiver agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement to the termination of InvaGen’s rights under the Avenue SPMA. Pursuant to the Waiver Agreement, immediately prior to the closing of the Merger Transaction contemplated under the Avenue SPMA, the Company will convert all of its preferred shares into common shares pursuant to the terms of the certificate of incorporation of Avenue, as amended from time to time.

Note 3:	Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.
Note 4:	Effective January 31, 2019 the Caelum Founders Agreement and MSA with Fortress were terminated in conjunction with the execution of the DOSPA between Caelum and Alexion (See Note 4).
Note 5:	Represents the Trigger Date, the date that the Fortress partner company first acquires, whether by license or otherwise, ownership rights in a product.

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its subsidiaries as described in the Company’s Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. The following table summarizes,

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

by subsidiary, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments:

		Annual MSA Fee
Fortress partner company	Effective Date	(Income)/Expense
Helocyte	March 20, 2015	$500
Avenue [1]	February 17, 2015	—
Mustang	March 13, 2015	500
Checkpoint	March 17, 2015	500
Cellvation	October 31, 2016	500
Baergic	March 9, 2017	500
Cyprium	March 13, 2017	500
Aevitas	July 28, 2017	500
Oncogenuity	February 10, 2017	500
Fortress		(4,000)
Consolidated (Income)/Expense		$—

Note 1:

Concurrently with the execution and delivery of the Avenue SPMA entered into among, Avenue, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”) (together, the “SPMA Parties”), the SPMA Parties entered into a waiver agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement to the termination of InvaGen’s rights under the Avenue SPMA. Pursuant to the Waiver Agreement, immediately prior to the closing of the Merger Transaction contemplated under the Avenue SPMA, the Company will convert all of its preferred shares into common shares pursuant to the terms of the certificate of incorporation of Avenue, as amended from time to time. (See Note 4).

17. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company’s segments are the same as those described in Note 2. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment:

		Pharmaceutical
		and
($in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended June 30, 2020	Sales	Development	Consolidated
Net revenue	$9,415	$42	$9,457
Direct cost of goods	(3,124)	—	(3,124)
Sales and marketing costs	(3,400)	—	(3,400)
Research and development	—	(17,273)	(17,273)
General and administrative	(1,349)	(9,707)	(11,056)
Other expense	(172)	(2,895)	(3,067)
Segment income (loss)	$1,370	(29,833)	$(28,463)
Segment assets
Intangible assets, net	6,667	—	6,667
Tangible assets	19,133	242,773	261,906
Total segment assets	$25,800	$242,773	$268,573

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended June 30, 2019	Sales	Development	Consolidated
Net Revenue	$8,199	$1,051	$9,250
Direct cost of goods	(2,386)	—	(2,386)
Sales and marketing costs	(4,202)	—	(4,202)
Research and development(1)	—	(18,711)	(18,711)
General and administrative	(747)	(8,494)	(9,241)
Other expense	—	(2,190)	(2,190)
Segment income (loss)	$864	$(28,344)	$(27,480)
Segment assets
Intangible assets, net	971	—	971
Tangible assets	8,342	217,951	226,293
Total segment assets	$9,313	$217,951	$227,264

		Pharmaceutical
		and
	Dermatology	Biotechnology
($in thousands)	Products	Product
Six Months Ended June 30, 2020	Sales	Development	Consolidated
Net revenue	$21,361	$1,014	$22,375
Direct cost of goods	(6,934)	—	(6,934)
Sales and marketing costs	(8,079)	—	(8,079)
Research and development	—	(32,390)	(32,390)
General and administrative	(2,302)	(19,594)	(21,896)
Other expense	(379)	(5,228)	(5,607)
Segment income (loss)	$3,667	(56,198)	$(52,531)
Segment assets
Intangible assets, net	6,667	—	6,667
Tangible assets	19,133	242,773	261,906
Total segment assets	$25,800	$242,773	$268,573

		Pharmaceutical
		and
	Dermatology	Biotechnology
($in thousands)	Products	Product
Six Months Ended June 30, 2019	Sales	Development	Consolidated
Net Revenue	$14,324	$1,403	$15,727
Direct cost of goods	(4,270)	—	(4,270)
Sales and marketing costs	(7,695)	—	(7,695)
Research and development	—	(42,434)	(42,434)
General and administrative	(1,139)	(18,087)	(19,226)
Other expense	—	14,163	14,163
Segment income (loss)	$1,220	$(44,955)	$(43,735)
Segment assets
Intangible assets, net	971	—	971
Tangible assets	8,342	217,951	226,293
Total segment assets	$9,313	$217,951	$227,264

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Product revenue is comprised of Journey’s five marketed products: Targadox®, Luxamend®, Ceracade®, Exelderm® and Ximino®. Substantially all of the product revenue is recorded in the U.S. The Company’s related party revenue is from Checkpoint’s collaboration with TGTX. The table below summarizes the Company’s revenue for the three and six months ending June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Product revenue, net	9,415	8,199	21,361	14,324
Revenue – related party	42	1,051	1,014	1,403
Net Revenue	$9,457	$9,250	$22,375	$15,727

Significant Customers

For the three months ended June 30, 2020, none of the Company’s Dermatology Products customers accounted for more than 10.0% of its total gross product revenue.

For the six months ended June 30, 2020, one of the Company’s Dermatology Products customers accounted for more than 10.0% of its total gross product revenue.

For the three and six months ended June 30, 2019, gross product revenue under the 3PL Title Model accounted for approximately  84.0% and 86.0%, respectively.

At June 30, 2020, one of the Company’s Dermatology Products customers accounted for more than  10.0% of its total accounts receivable balance at 12.4%.

At June 30, 2019, one of the Company’s Dermatology Products customers accounted for more than  10% of total accounts receivable at  77.0%.

19. Income taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. At this time, the Company does not believe that the CARES Act will have a material impact on its income tax provision for 2020. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income tax expense for the three and six months ended June 30, 2020 and 2019 is based on the estimated annual effective tax rate.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially, from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Events

Marketed Dermatology Products

During the six months ended June 30, 2020, through our partner company Journey Medical Corporation (“Journey” or “JMC”), our marketed products generated net revenue of $21.4 million.

Late Stage Product Candidates

Intravenous (IV) Tramadol

IV Tramadol is currently in development with our partner company, Avenue Therapeutics, Inc. (“Avenue”) (NASDAQ: ATXI). Avenue submitted a new drug application (“NDA”) for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) in December 2019. In February 2020, the U.S. Food and Drug Administration (“FDA”) accepted Avenue’s NDA submission and set a Prescription Drug User Fee Act goal date of October 10, 2020.

CUTX-101 (Copper Histidinate)

In January 2020, Cyprium Therapeutics, Inc. (“Cyprium”) announced that the FDA had granted Rare Pediatric Disease Designation to Cyprium’s Copper Histidinate, also referred to as CUTX-101, for the treatment of Menkes disease. Menkes disease is a rare X-linked recessive pediatric disease caused by genetic mutations of the copper transporter, ATP7A. The FDA previously granted Orphan Drug and Fast Track Designations to CUTX-101 for the treatment of Menkes disease. The FDA grants Rare Pediatric Disease Designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 people in the United States. Cyprium is on track to begin submitting a rolling NDA to the FDA in the fourth quarter of 2020.  If Cyprium’s NDA is approved, it may be eligible to receive a priority review voucher, which can be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred.

MB-107/MB-207 (Ex vivo Lentiviral Therapies for X-linked Severe Combined Immunodeficiency (XSCID))

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

In May 2020, Mustang submitted an IND application with the FDA to initiate a multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude Children’s Research Hospital, will be compared with 25 matched historical control patients who have undergone hematopoietic stem cell transplant (“HSCT”). The primary efficacy endpoint will be event-free survival. Mustang expects to commence the initiation of this trial in the second half of 2020. Mustang is targeting topline data from the trial in the second half of 2022.

Mustang expects to file an IND early in Q4 of 2020 for a registrational multi-center Phase 2 clinical trial of its lentiviral gene therapy in previously transplanted XSCID patients. This product will be designated MB-207. Mustang anticipates enrolling 20 patients and comparing them to matched historical control patients who have undergone a second HSCT. Mustang is targeting topline data for this trial in the second half of 2022.

Cosibelimab (formerly CK-301)

Our partner company, Checkpoint Therapeutics, Inc. (“Checkpoint”) (NASDAQ: CKPT) continues to enroll cutaneous squamous cell carcinoma (“CSCC”) patients in their registration-enabling Phase 1 clinical trial which will support an initial BLA submission for cosibelimab, expecting to complete enrollment in near the end of 2020. Additional information on the Phase 1 trial can be found on www.ClinicalTrials.gov using identifier NCT03212404.  Checkpoint anticipates presenting additional cosibelimab data in the second half of 2020.

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

ONCOlogues (proprietary platform technology using PNA oligonucleotides)

In May 2020, we entered into an exclusive worldwide licensing agreement with Columbia University to develop novel oligonucleotides for the treatment of genetically driven cancers. The proprietary platform produces oligomers, known as “ONCOlogues,” which are capable of binding gene sequences 1,000 times more effectively than complementary native DNA. ONCOlogues invade a DNA double helix and displace native mutated strands. This prevents the mRNA that antisense binds to from ever being created. It is active higher upstream than traditional antisense approaches as well as potentially more potent and broader in its utility.

In addition, we are exploring the potential of the platform to treat novel coronaviruses, such as COVID-19.

The ONCOlogues platform is currently in development at our partner company, Oncogenuity, Inc.

General Corporate

In May 2020, Fortress announced the pricing of an underwritten public offering of 555,556 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”), (plus a 45-day option to purchase up to an additional 83,333 shares, which was exercised in May 2020) at a price of $18.00 per share for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and commissions and offering expenses of $1.1 million.

Coupled with the February 2020 underwritten offering, Fortress has raised gross proceeds of approximately $25.9 million as of June 30, 2020 through the sale of its Series A Preferred Stock.

On June 28, 2019, Fortress entered into an At Market Issuance Sales Agreement (“2019 Common ATM”), with Cantor Fitzgerald & Co., Oppenheimer & Co., Inc., H.C. Wainwright & Co. Inc., Jones Trading Institutional Services LLC and B. Riley, as selling agents, governing potential sales of the Company’s common stock. From January 1, 2020 through August 5, 2020 the Company issued approximately 11.4 million shares of common stock for gross proceeds of $28.9 million at an average selling price of $2.55.

In June 2020 Fortress was added to the Russell 3000® index.  Russell indexes are part of FTSE Russell, a leading global index provider, which determines membership for its indexes primarily by objective, market-capitalization rankings and style attributes.

Critical Accounting Policies and Use of Estimates

See Note 2 to the Condensed Consolidated Financial Statements.

Results of Operations

General

For the three and six months ended June 30, 2020, we generated $9.5 million and $22.4 million, respectively, of net revenue, of which $9.4 million and $21.4 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $42,000 and $1.0 million, respectively, relates to Checkpoint’s collaborative agreements with TG Therapeutics Inc. (“TGTX”), including a milestone of $1.0 million upon the 12th patient dosed in a phase 1 clinical trial for cosibelimab achieved during March 2020. As of June 30, 2020, we had an accumulated deficit of $461.9 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three and six months ended June 30, 2020, we had $3.1 million and $6.9 million, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products, compared to $2.4 million and $4.3 million, respectively, for the three and six months ended June 30, 2019. The increase is attributed to a growth in sales primarily attributed to the expansion of the marketed product portfolio with the addition of Ximino in the second half of 2019.

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

For the three months ended June 30, 2020 and 2019, research and development expenses were approximately $15.7 million and $18.5 million, respectively. Additionally, during the three months ended June 30, 2020 and 2019, we expensed approximately $1.6 million and $0.2 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended June 30, 2020 and 2019, was $0.9 million and $0.8 million, respectively.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the quarter ended June 30, 2020 and 2019, by entity:

	Three Months Ended June 30,		% of total
($ in thousands)	2020	2019	2020	2019
Research & Development
Fortress	$344	$484	2%	2%
Partner Companies:
Avenue	1,219	6,392	8%	35%
Checkpoint	3,029	4,120	19%	22%
Mustang	9,767	6,760	62%	37%
Other[1]	1,344	755	9%	4%
Total Research & Development Expense	$15,703	$18,511	100%	100%

Note 1:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

General and Administrative Expenses

General and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended June 30, 2020 and 2019, general and administrative expenses were approximately $14.5 million and $13.4 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months June 30, 2020 and 2019, was $2.9 million and $2.6 million, respectively.

The table below provides a summary of general and administrative costs for the quarter ended June 30, 2020 and 2019, by entity:

	Three Months Ended June 30,		% of Total
($ in thousands)	2020	2019	2020	2019
General & Administrative
Fortress	$5,177	$4,166	36%	27%
Partner Companies:
Avenue	684	716	5%	3%
Checkpoint	1,496	1,536	10%	8%
JMC[1]	4,767	4,949	33%	46%
Mustang	1,922	1,860	13%	14%
Other[2]	410	216	3%	2%
Total General & Administrative Expense	$14,456	$13,443	100%	100%

Note 1:	Includes cost of outsourced sales force for the three months ended June 30, 2020 and 2019 of $1.6 million and $2.6 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

Comparison of three months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Revenue
Product revenue, net	$9,415	$8,199	$1,216	15%
Revenue – related party	42	1,051	(1,009)	-96%
Net revenue	9,457	9,250	207	2%

Operating expenses
Cost of goods sold – product revenue	3,124	2,386	738	31%
Research and development	15,703	18,511	(2,808)	-15%
Research and development – licenses acquired	1,570	200	1,370	685%
General and administrative	14,456	13,443	1,013	8%
Total operating expenses	34,853	34,540	313	1%
Loss from operations	(25,396)	(25,290)	(106)	0%

Other expense
Interest income	336	779	(443)	-57%
Interest expense and financing fee	(3,059)	(3,106)	47	-2%
Change in fair value of derivative liability	(344)	—	(344)	100%
Gain on deconsolidation of Caelum	—	137	(137)	-100%
Total other expense	(3,067)	(2,190)	(877)	40%
Net Loss	(28,463)	(27,480)	(983)	4%

Less: net loss attributable to non-controlling interest	15,149	14,382	767	5%
Net loss attributable to common stockholders	$(13,314)	$(13,098)	$(216)	2%

Net revenues increased $0.2 million or 2% from the three months ended June 30, 2019 to the three months ended June 30, 2020. The increase in net revenue is related to an increase in product revenue of $1.2 million associated with Journey’s marketed products driven by the expansion of its product lines and overall sales growth, which was less than anticipated due to COVID-19. The increase was partially offset by a decrease of $1.0 million in collaboration revenue between Checkpoint and TGTX related to an upfront licensing fee due in the quarter ended June 30, 2019.

Cost of goods sold increased by $0.7 million or 31% from the three months ended June 30, 2019 to the three months ended June 30, 2020 due to the increase in Journey marketed products revenue in the current quarter as compared to the prior period.

Research and development expenses decreased $2.4 million or 15% from the three months ended June 30, 2019 to the three months ended June 30, 2020. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Research & Development
Stock-based compensation
Fortress	$198	$122	$76	62%
Partner Companies:
Avenue	85	183	(98)	-54%
Checkpoint	161	184	(23)	-13%
Mustang	444	289	155	54%
Other[1]	7	1	6	600%
Sub-total stock-based compensation expense	895	779	116	15%
Other Research & Development
Fortress	146	362	(216)	-60%
Partner Companies:
Avenue	1,134	6,209	(5,075)	-82%
Checkpoint	2,866	3,935	(1,069)	-27%
Mustang	9,323	6,471	2,852	44%
Other[1]	1,339	755	584	77%
Total Research & Development Expense	$15,703	$18,511	$(2,403)	-15%

Note 1:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

The increase in stock-based compensation for the quarter ended June 30, 2020 is primarily due to additional equity grants to key employees and non-employees at Fortress and Mustang.

The decrease in research and development expense of $5.1 million at Avenue is due to the completion of Avenue’s abdominoplasty and safety studies; the decreased spending at Checkpoint of $1.1 million is attributable primarily to manufacturing costs related to cosibelimab incurred in the three months ended June 30, 2019 and not replicated in the current quarter and a reduction in clinical costs for CK-101. Mustang’s increase in research and development spending of $2.9 million is attributable to personnel costs due to increased headcount, and increased spending on sponsored research and clinical trial agreements, consulting and out side services, and third party contract research organizations.

General and administrative expenses increased $1.0 million, or 8%, from the three months ended June 30, 2019 to the three months ended June 30, 2020. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Three Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
General & Administrative
Stock-based compensation
Fortress	$1,599	$1,224	$375	31%
Partner Companies:
Avenue	131	352	(221)	-63%
Checkpoint	570	629	(59)	-9%
Mustang	513	334	179	54%
Other[2]	40	55	(15)	-27%
Sub-total stock-based compensation expense	2,853	2,594	(259)	10%
Other General & Administrative
Fortress	3,578	2,942	636	22%
Partner Companies:
Avenue	553	364	189	52%
Checkpoint	926	907	19	2%
JMC[1]	4,727	4,949	(222)	-4%
Mustang	1,409	1,527	(118)	-8%
Other[2]	410	160	250	156%
Total General & Administrative Expense	$14,456	$13,443	1,013	8%

Note 1:	Includes cost of outsourced sales force for the three months ended June 30, 2020 and 2019 of $1.6 million and $2.6 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

For the quarter ended June 30, 2020, the increase in general and administrative expenses of $1.0 million or 8% is primarily attributable to Fortress’ increased  expenses related to headcount. Journey’s decrease is attributable to sales and marketing cost decreases due to the temporary furlough of its sales force due to the global pandemic caused by COVID-19.  The furloughed employees have since been reinstated.

Total other expense increased $0.9 million, or 40%, from $2.2 million for the three months ended June 30, 2019 to $3.1 million for the three months ended June 30, 2020, primarily due to the expense associated with the change in fair value of derivative liabilities related to the warrants held by Cyprium of $0.3 million recorded in the three months ended June 30, 2020, as well as the gain associated with the deconsolidation of Caelum of $0.1 million recorded in the quarter ended June 30, 2019.

Net loss attributable to common stockholders increased $0.2 million, or 2%, from a net loss of $13.1 million for the three months ended June 30, 2019 to a net loss of $13.3 million for the three months ended June 30, 2020.

Comparison of six months ended June 30, 2020 and 2019

	Six Months Ended June 30,		Change
($in thousands)	2020	2019	$	%
Revenue
Product revenue, net	$21,361	$14,324	$7,037	49%
Revenue – related party	1,014	1,403	(389)	-28%
Net revenue	22,375	15,727	6,648	42%

Operating expenses
Cost of goods sold – product revenue	6,934	4,270	2,664	62%
Research and development	30,570	41,784	(11,214)	-27%
Research and development – licenses acquired	1,820	650	1,170	180%
General and administrative	29,975	26,921	3,054	11%
Total operating expenses	69,299	73,625	(4,326)	-6%
Loss from operations	(46,924)	(57,898)	10,974	-19%

Other income (expense)
Interest income	963	1,217	(254)	-21%
Interest expense and financing fee	(6,184)	(5,575)	(609)	11%
Change in fair value of derivative liability	(386)	—	(386)	100%
Gain on deconsolidation of Caelum	—	18,521	(18,521)	-100%
Total other (expense) income	(5,607)	14,163	(19,770)	-140%
Net Loss	(52,531)	(43,735)	(8,796)	20%

Less: net loss attributable to non-controlling interest	26,847	32,029	(5,182)	-16%
Net income (loss) attributable to common stockholders	$(25,684)	$(11,706)	$(13,978)	119%

Net revenues increased $6.6 million or 42% from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase in net revenue is related to an increase in product revenue of $7.0 million associated with Journey’s marketed products driven by the expansion of its product lines and overall sales growth, offset by a  decrease of $0.4 million in collaboration revenue between Checkpoint and TGTX. The overall increase in product revenues was less than anticipated due to COVID-19.

Cost of goods sold increased by $2.7 million or 62% from the six months ended June 30, 2019 to the six months ended June 30, 2020 due to the increase in Journey marketed products revenue in the current six-month period as compared to the prior period.

Research and development expenses decreased $11.2 million or 27% from the six months ended June 30, 2019 to the six months ended June 30, 2020. The following table shows the change in research and development spending by Fortress and its partner companies:

	Six Months Ended June 30,		Change
($in thousands)	2020	2019	$	%
Research & Development
Stock-based compensation
Fortress	$399	$289	$110	38%
Partner Companies:
Avenue	169	365	(196)	-54%
Checkpoint	305	380	(75)	-20%
Mustang	897	385	512	133%
Other[1]	18	4	14	350%
Sub-total stock-based compensation expense	1,788	1,423	365	26%
Other Research & Development
Fortress	624	905	(281)	-31%
Partner Companies:
Avenue	1,747	16,268	(14,521)	-89%
Checkpoint	5,357	8,321	(2,964)	-36%
Mustang	18,122	13,273	4,849	37%
Other[1]	2,932	1,594	1,338	84%
Total Research & Development Expense	$30,570	$41,784	$(11,214)	-27%

Note 1:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

The increase in stock-based compensation for the six months ended June 30, 2020 is primarily due to additional equity grants to key employees and non-employees at Fortress and Mustang.

The decrease in research and development expense of $14.5 million at Avenue is due to the completion of Avenue’s abdominoplasty and safety studies; the decreased spending at Checkpoint of $3.0 million is attributable primarily to manufacturing costs related to cosibelimab which incurred in the six months ended June 30, 2019 and were not replicated in the current six month period and a reduction in clinical costs for CK-101. Mustang’s increase in research and development spending of $4.8 million is attributable to personnel costs due to increased headcount and increased spending on sponsored research and clinical trial agreements, clinical trial materials, and consulting and outside services. The increase in “Other” of $1.3 million is attributable to increased spend in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 for Fortress’ partner companies Helocyte and Cyprium.

General and administrative expenses increased $3.1 million, or 11%, from the six months ended June 30, 2019 to the six months ended June 30, 2020. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Six Months Ended June 30,		Change
($in thousands)	2020	2019	$	%
General & Administrative
Stock-based compensation
Fortress	$3,070	$2,342	$728	31%
Partner Companies:
Avenue	262	921	(659)	-72%
Checkpoint	1,065	1,231	(166)	-13%
Mustang	864	669	195	29%
Other[2]	99	96	3	3%
Sub-total stock-based compensation expense	5,360	5,259	101	2%
Other General & Administrative
Fortress	7,769	6,419	1,350	21%
Partner Companies:
Avenue	999	914	85	9%
Checkpoint	1,985	1,874	111	6%
JMC[1]	10,455	8,834	1,621	18%
Mustang	2,827	3,078	(251)	-8%
Other[2]	580	543	37	7%
Total General & Administrative Expense	$29,975	$26,921	3,054	11%

Note 1:	Includes cost of outsourced sales force for the six months ended June 30, 2020 and 2019 of $4.5 million and $4.9 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

For the six months ended June 30, 2020, the increase in general and administrative expenses of $3.1 million or 11% is primarily attributable to Journey’s sales and marketing cost increases due to the increased product portfolio, and Fortress’ increase due to increased headcount-related costs, professional fees for ongoing business development activities as well as legal and accounting fees.

Total other income (expense) decreased $20.0 million, or 140%, from income of $14.2 million for the six months ended June 30, 2019 to expense of $5.6 million for the six months ended June 30, 2020, primarily due to the gain on deconsolidation of Caelum of $18.5 million recorded in the six months ended June 30, 2019.

Net loss attributable to common stockholders increased $14.0 million, or 119%, from a net loss of $11.7 million for the six months ended June 30, 2019 to a net loss of $25.7 million for the six months ended June 30, 2020.

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

Cash Flows for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
($ in thousands)	2020	2019
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(39,304)	$(53,645)
Investing activities	(2,839)	23,537
Financing activities	88,563	114,007
Net increase (decrease) in cash and cash equivalents and restricted cash	$46,420	$83,899

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Six Months Ended June 30, 2020
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(12,466)	$(2,488)	$(6,701)	$(17,649)	$(39,304)
Investing activities	(499)	(1,000)	—	(1,340)	(2,839)
Financing activities	43,078	—	2,548	42,937	88,563
Net increase (decrease) in cash and cash equivalents and restricted cash	$30,113	$(3,488)	$(4,153)	$(23,948)	$46,420

	For the Six Months Ended June 30, 2019
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(5,677)	$(19,549)	$(13,158)	$(15,261)	$(53,645)
Investing activities	12,338	(5,000)	—	16,199	23,537
Financing activities	12,079	32,333	4,368	65,227	114,007
Net increase in cash and cash equivalents and restricted cash	$18,740	$7,784	$(8,790)	$66,165	$83,899

Note 1:	Includes Fortress and non-public partner companies, with the exception of Caelum, which was deconsolidated in the quarter ended March 31, 2019.

Operating Activities

Net cash used in operating activities decreased $14.3 million from the six months ended June 30, 2019, compared to the six months ended June 30, 2020. The decrease is due to the decrease of $18.5 million in the gain recognized on the deconsolidation of Caelum, offset by the $2.1 million increase in cash used from the changes in operating assets and liabilities as well as the $1.1 million increase in licenses acquired.

Investing Activities

Net cash provided by investing activities decreased $26.4 million from the six months ended June 30, 2019, compared to the six months ended June 30, 2020. The decrease is primarily due to $17.6 million decrease in the redemption of certificates of deposit,  a decrease in the purchase of short-term investments of $5.0 million, an increase in the purchase of property and equipment of $0.1 million, and $1.2 million decrease in cash due to the deconsolidation of Caelum.

Financing Activities

Net cash provided by financing activities was $114.0 million for the six months ended June 30, 2019, compared to $88.6 million of net cash provided by financing activities for the six months ended June 30, 2020. During the six months ended June 30, 2020, net proceeds the issuance of Series A preferred stock was $23.6 million, net proceeds from at-the-market offerings for both the Company and its partners was $32.7 million, and net proceeds from partner company sale of stock was $34.9 million, offset by $2.8 million paid in Series A Preferred dividends. During the six months ended June 30, 2019, net proceeds from partners’ offerings were $61.2 million, and net proceeds from Mustang’s Horizon Notes was $13.8 million.

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

Based on our analysis, for the years ended December 31, 2018 and December 31, 2019, and for the interim period through June 30, 2020, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2020, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Major public health issues, and specifically the pandemic caused by the coronavirus COVID-19 outbreak, could have an adverse effect on the clinical trials of our partner companies, and as a result, have an adverse impact on our financial condition and results of operations and other aspects of our business.

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

Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our or our partner companies’ clinical trial programs, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical sites, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not otherwise being able to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19;
●	missed study visits or study procedures which could lead to an abundance of protocol deviations that have the potential to interfere with the interpretability of trial results;
●	impacts to clinical results, including an increased number of observed adverse events, as a result of participants enrolled in our clinical trials contracting COVID-19;
●	diversion of healthcare resources, including clinical trial investigators and staff, away from the conduct of clinical trials to focus on pandemic concerns which could result in delays to our partner companies’ clinical trials;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, or production slowdowns or stoppages;
●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system; and
●	disruptions in or delays to regulatory approvals, inspections, reviews or other regulatory activities, including review of NDAs and approvals of protocol changes or amendments to SPAs, as a result of the spread of COVID-19 affecting the operations of the FDA or other regulatory authorities.

The disruptions discussed above and other consequences of COVID-19 pandemic could result in missed study visits or study procedures in our clinical trials, which could lead to an abundance of protocol deviations that impact the interpretability of the trial results. A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol, which is of particular importance where study designs were agreed to as part of a Special Protocol Assessment (SPA). In extreme cases, significant deviations from the protocol may be considered a violation of a SPA and result in potential rescindment of an  SPA agreement.

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

We  restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site. Third parties on which we rely may also increase their use of remote working arrangements in response to COVID-19. Our increased reliance on personnel working remotely may negatively impact productivity, including our ability to monitor clinical trials, prepare regulatory applications, and conduct data analysis, or disrupt, delay, or otherwise adversely impact our business. In addition, remote working could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

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

As part of our growth strategy, we might acquire, enter into joint ventures with, or obtain significant ownership stakes in other companies. Acquisitions of, joint ventures with and investments in other companies involve numerous risks, including, but not necessarily limited to:

●	risk of entering new markets in which we have little to no experience;

●	diversion of financial and managerial resources from existing operations;
●	successfully negotiating a proposed acquisition or investment timely and at a price or on terms and conditions favorable to us;
●	the impact of regulatory reviews on a proposed acquisition or investment;
●	the outcome of any legal proceedings that may be instituted with respect to the proposed acquisitions or investment;
●	with respect to an acquisition, difficulties in integrating operations, technologies, services and personnel; and
●	potential inability to maintain relationships with customers of the companies we may acquire or invest in.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including, but not necessarily limited to:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
●	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;
●	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
●	higher than expected acquisition and integration costs;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

Management of our relationships with collaborators will require:

●	significant time and effort from our management team;
●	coordination of our marketing and R&D programs with the respective marketing and R&D priorities of our collaborators; and
●	effective allocation of our resources to multiple projects.

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

We are primarily an early-stage biopharmaceutical company and certain of our partners, on whose successes we largely rely, are also early-stage biopharmaceutical companies with limited operating histories. To date, we have engaged primarily in acquisition, evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of June 30, 2020, we had an accumulated deficit of approximately $461.9 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

●	identifying and evaluating product candidates;
●	negotiating, drafting and entering into licensing and other arrangements with product development partners; and
●	continuing to undertake pre-clinical development and designing and executing clinical trials.

We have also not demonstrated the ability to perform the functions necessary for the successful commercialization of any of our pre-market product candidates, should any of them be approved for marketing. If we were to have any such product candidates approved, the successful commercialization of such products would require us to perform or contract with third parties for performance of a variety of critical functions, including, but not necessarily limited to:

●	advising and participating in regulatory approval processes;
●	formulating and manufacturing products for clinical development programs and commercial sale; and
●	conducting sales and marketing activities.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such product candidate as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of hospitals and clinics and patients of the product as a safe and effective treatment;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the safety of product candidates in a broader patient group (i.e., based on actual use);
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third parties and government authorities;

●	changes in regulatory requirements by government authorities for our product candidates;
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;
●	the effectiveness of our sales and marketing efforts; and
●	unfavorable publicity relating to the product.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which pharmaceuticals they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	experimental or investigational.

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

Among the provisions of the ACA of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the 340B Drug Pricing Program;
●	new requirements under the federal Open Payments program and its implementing regulations;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●	a new regulatory pathway for the approval of biosimilar biological products, all of which will impact existing government healthcare programs and will result in the development of new programs; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Healthcare providers, physicians and third-party payors in the US and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to “covered recipients,” which include physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals) and applicable manufacturers. Applicable group purchasing organizations also are required to report annually to CMS the ownership and investment interests held by the physicians and their immediate family members. The SUPPORT for Patients and Communities Act added to the definition of covered recipient practitioners including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives effective in 2022. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end of each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The types of disputes that may arise between us and the third parties from whom we license intellectual property include, but are not necessarily limited to:

●	the scope of rights granted under such license agreements and other interpretation-related issues;
●	the extent to which our technologies and processes infringe on intellectual property of the licensor that is not subject to such license agreements;
●	the scope and interpretation of the representations and warranties made to us by our licensors, including those pertaining to the licensors’ right title and interest in the licensed technology and the licensors’ right to grant the licenses contemplated by such agreements;
●	the sublicensing of patent and other rights under our license agreements and/or collaborative development relationships, and the rights and obligations associated with such sublicensing, including whether or not a given transaction constitutes a sublicense under such license agreement;
●	the diligence and development obligations under license agreements (which may include specific diligence milestones) and what activities or achievements satisfy those diligence obligations;
●	whether or not the milestones associated with certain milestone payment obligations have been achieved or satisfied;
●	the applicability or scope of indemnification claims or obligations under such license agreements;
●	the permissibility and advisability of, and strategy regarding, the pursuit of potential third-party infringers of the intellectual property that is the subject of such license agreements;
●	the calculation of royalty, milestone, sublicense revenue and other payment obligations under such license agreements;
●	the extent to which rights, if any, are retained by licensors under such license agreements;

●	whether or not a material breach has occurred under such license agreements and the extent to which such breach, if deemed to have occurred, is or can be cured within applicable cure periods, if any;
●	disputes regarding patent filing and prosecution decisions, as well as payment obligations regarding past and ongoing patent expenses;
●	intellectual property rights resulting from the joint creation or use of intellectual property (including improvements made to licensed intellectual property) by our and our partners’ licensors and us and our partners; and
●	the priority of invention of patented technology.

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

The FDA and other regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	our inability to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
●	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;
●	the FDA may not approve the manufacturing processes or facilities or those of third-party manufacturers with which we or our respective collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or
●	the approval policies or regulations of the FDA may significantly change in a manner rendering the clinical data insufficient for approval or the product characteristics or benefit-risk profile unfavorable for approval.

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

Delays in the commencement or resumption of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement or resumption of clinical trials can be delayed for a variety of reasons, including, but not necessarily limited to, delays in:

●	obtaining regulatory clearance/approval to commence a clinical trial;
●	identifying, recruiting and training suitable clinical investigators;
●	reaching and preserving agreements on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
●	obtaining sufficient quantities of a product candidate for use in clinical trials;
●	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
●	developing and validating companion diagnostics on a timely basis, if required;
●	adding new clinical sites once a trial has begun;
●	the death, disability, departure or other change to the principal investigator or other staff overseeing the clinical trial at a given site;
●	identifying, recruiting and enrolling patients to participate in a clinical trial; or
●	retaining (or replacing) patients who have initiated a clinical trial but who may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, personal issues, or other reasons.

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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities, due to a number of factors, including, but not necessarily limited to:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	stopping rules contained in the protocol;
●	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and
●	lack of adequate funding to continue the clinical trial.

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

Competitors may seek to develop alternative formulations that do not directly infringe on our in-licensed patent rights. The commercial opportunity for one or more of our product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed patents. Compared to us, many of our potential competitors have substantially greater:

●	capital resources;
●	development resources, including personnel and technology;
●	clinical trial experience;
●	regulatory experience;

●	expertise in prosecution of intellectual property rights; and
●	manufacturing, distribution and sales and marketing experience.

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

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;
●	suspension or termination of clinical trial sites or entire trial programs;
●	decreased demand for any product candidates or products that we may develop;
●	initiation of investigations by regulators;
●	impairment of our business reputation;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	loss of revenues;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize our product candidate or future product candidates.

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

Our success depends, in large part, on our ability to obtain patent protection for product candidates and their formulations and uses. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in obtaining patents or what the scope of an issued patent may ultimately be. These risks and uncertainties include, but are not necessarily limited to, the following:

●	patent applications may not result in any patents being issued, or the scope of issued patents may not extend to competitive product candidates and their formulations and uses developed or produced by others;
●	our competitors, many of which have substantially greater resources than us or our partners, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that may limit or interfere with our abilities to make, use, and sell potential product candidates, file new patent applications, or may affect any pending patent applications that we may have;
●	there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to, among other things:

●	obtain additional licenses, which may not be available on commercially reasonable terms, if at all;
●	abandon an infringing product candidate or redesign products or processes to avoid infringement, which may demand substantial funds, time and resources and which may result in inferior or less desirable processes and/or products;
●	pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;
●	pay substantial royalties, fees and/or grant cross-licenses to our product candidates; and/or
●	defend litigation or administrative proceedings which may be costly regardless of outcome, and which could result in a substantial diversion of financial and management resources.

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

Any product for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping, and requirements regarding company presentations and interactions with healthcare professionals. Even if we obtain regulatory approval for a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or subject to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We also may be subject to state laws and registration requirements covering the distribution of drug products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

●	restrictions on product manufacturing, distribution or use;
●	restrictions on the labeling or marketing of a product;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recalls;
●	fines;
●	suspension or withdrawal of marketing or regulatory approvals;
●	refusal to permit the import or export of products;
●	product seizure or detentions;
●	injunctions or the imposition of civil or criminal penalties; and
●	adverse publicity.

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

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. We could experience system failures and degradations in the future. We cannot assure you that we will be able to prevent an extended and/or material system failure if any of the following or similar events occurs:

●	human error;
●	subsystem, component, or software failure;
●	a power or telecommunications failure;
●	hacker attacks, cyber-attacks, software viruses, security breaches, unauthorized access or intentional acts of vandalism; or
●	terrorist acts or war.

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

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, health epidemics and pandemics, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our businesses could be seriously impaired. We have property, liability and business interruption insurance that may not be adequate to cover losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects. Any of the aforementioned circumstances, including without limitation the  COVID-19 virus, may also impede our employees’ and consultants’ abilities to provide services in-person and/or in a timely manner; hinder our ability to raise funds to finance our operations on favorable terms or at all; and trigger effectiveness of “force majeure” clauses under agreements with respect to which we receive goods and services, or under which we are obligated to achieve developmental milestones on certain timeframes. Disputes with third parties over the applicability of such “force majeure” clauses, or the enforceability of developmental milestones and related extension mechanisms in light of such business interruptions, may arise and may become expensive and time-consuming.

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

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from continuing operations of approximately $101.7 million and $130.8 million for the years ended December 31, 2019 and 2018, respectively, and a loss from continuing operations of $46.9 million for the six months ended June 30, 2020. At June 30, 2020, we had an accumulated deficit of approximately $461.9 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new partners and affiliates in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or when or if, we will be able to achieve profitability. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	one or more of our product candidates is approved for commercial sale, due to our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we are required by the FDA or foreign regulatory authorities, to perform studies in addition to those currently expected;
●	there are any delays in completing our clinical trials or the development of any of our product candidates;
●	we execute other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
●	there are variations in the level of expenses related to our future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved;
●	there are any regulatory developments affecting product candidates of our competitors; and
●	one or more of our product candidates receives regulatory approval.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	obtain regulatory approval for one or more of our product candidates, or any future product candidate that we may license or acquire;
●	manufacture commercial quantities of one or more of our product candidates or any future product candidate, if approved, at acceptable cost levels; and
●	develop a commercial organization and the supporting infrastructure required to successfully market and sell one or more of our product candidates or any future product candidate, if approved.

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

At June 30, 2020, the total amount of debt outstanding, net of the debt discount was $86.0 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of pledged collateral, if any. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. Such restrictive covenants may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2019 and 2018 we incurred R&D expenses of approximately $75.2 million and $83.3 million, respectively, and $30.6 million for the six months ended June 30, 2020. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner or on different terms than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

At June 30, 2020, Lindsay A. Rosenwald, M.D., our Chairman, President and Chief Executive Officer, beneficially owned 11.0% of our issued and outstanding capital stock. At June 30, 2020, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 11.9% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

The stock prices of our securities may experience substantial volatility as a result of a number of factors, including, but not necessarily limited to:

●	announcements we make regarding our current product candidates, acquisition of potential new product candidates and companies and/or in-licensing through multiple partners/affiliates;
●	sales or potential sales of substantial amounts of our Common Stock;
●	issuance of debt or other securities;
●	our delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of any of these trials;
●	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;
●	developments concerning our licensors and/or product manufacturers;
●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
●	conditions in the pharmaceutical or biotechnology industries;

●	governmental regulation and legislation;
●	unstable regional political and economic conditions;
●	variations in our anticipated or actual operating results; and
●	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Almost all of the 90.9 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of June 30, 2020 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, from time to time we may issue and sell shares of our Common Stock or Preferred Stock having an aggregate offering price of up to $64.4 million as of June 30, 2020. Any sale of a substantial number of shares of our Common Stock or our Preferred Stock could cause a drop in the trading price of our Common Stock or Preferred Stock on the Nasdaq Stock Market.

We have never paid and currently do not intend to pay cash dividends in the near future, except for the dividend we pay on our Series A Preferred Stock. As a result, capital appreciation, if any, will be the sole source of gain for our Common Stockholders.

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

Provisions of our certificate of incorporation, our bylaws and Delaware law may have the effect of deterring unsolicited takeovers and/or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

●	the inability of stockholders to call special meetings; and
●	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.

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

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc., filed as Exhibit 3.1 on the Form 8-K, filed with the Securities and Exchange Commission on June 19, 2020 and incorporated herein by reference.

3.2

Certificate of Amendment to the Certificate of Designations of Rights and Preferences of the Fortress Biotech, Inc. 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock under the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc., filed as Exhibit 3.2 on the Form 8-K filed with the Securities and Exchange Commission on June 19, 2020 and incorporated herein by reference.

10.1

Amendment to the Fortress Biotech, Inc. 2013 Stock Incentive Plan, filed as Exhibit 10.1 on the Form 8-K filed with the Securities and Exchange Commission on June 19, 2020 and incorporated herein by reference.

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

August 10, 2020	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 10, 2020	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)