Form 10-Q
period 2020-09-30
Fortress Biotech, Inc.
filed 2020-11-09
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of November 5, 2020
Common Stock, $0.001 par value	93,702,861
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$218,389	$136,858
Accounts receivable (net of allowance for doubtful accounts of $147 and $100 at September 30, 2020 and December 31, 2019, respectively)	15,653	13,539
Inventory	1,052	857
Other receivables - related party	939	865
Prepaid expenses and other current assets	1,704	4,133
Total current assets	237,737	156,252

Property and equipment, net	12,114	12,433
Operating lease right-of-use asset, net	20,265	21,480
Restricted cash	1,645	16,574
Long-term investment, at fair value	11,723	11,148
Intangible asset, net	11,039	7,377
Other assets	1,356	1,158
Total assets	$295,879	$226,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$32,542	$35,451
Accounts payable and accrued expenses - related party	19	—
Interest payable	23	1,042
Interest payable - related party	—	92
Notes payable, short-term	—	7,220
Operating lease liabilities – short-term	1,697	1,784
Derivative warrant liability	—	27
Other current liabilities	3,000	—
Total current liabilities	37,281	45,616

Notes payable, long-term (net of debt discount of $8,607 and $5,086 at September 30, 2020 and December 31, 2019, respectively)	51,393	77,436
Operating lease liabilities – long-term	22,855	23,712
Other long-term liabilities	8,205	7,126
Total liabilities	119,734	153,890

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 and 1,341,167 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; liquidation value of $25.00 per share	3	1
Common stock, $.001 par value, 150,000,000 shares authorized, 93,748,374 and 74,027,425 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	94	74
Common stock issuable, 5,451 and 251,337 shares as of September 30, 2020 and December 31, 2019, respectively	18	500
Additional paid-in-capital	574,461	461,874
Accumulated deficit	(477,465)	(436,234)
Total stockholders' equity attributed to the Company	97,111	26,215

Non-controlling interests	79,034	46,317
Total stockholders' equity	176,145	72,532
Total liabilities and stockholders' equity	$295,879	$226,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Product revenue, net	$9,447	$9,492	$30,808	$23,816
Revenue - related party	28	280	1,042	1,683
Net revenue	9,475	9,772	31,850	25,499

Operating expenses
Cost of goods sold - product revenue	3,379	2,702	10,313	6,972
Research and development	13,298	14,571	43,868	56,355
Research and development - licenses acquired	458	700	2,278	1,350
General and administrative	15,383	14,339	45,358	41,260
Total operating expenses	32,518	32,312	101,817	105,937
Loss from operations	(23,043)	(22,540)	(69,967)	(80,438)

Other income (expense)
Interest income	265	738	1,228	1,955
Interest expense and financing fee	(6,958)	(3,168)	(13,142)	(8,743)
Change in fair value of derivative liability	(803)	—	(1,189)	—
Change in fair value of investments	575	—	575	—
Gain on deconsolidation of Caelum	—	—	—	18,521
Total other income (expense)	(6,921)	(2,430)	(12,528)	11,733
Net loss	(29,964)	(24,970)	(82,495)	(68,705)

Less: net loss attributable to non-controlling interests	14,417	12,208	41,264	44,237
Net loss attributable to common stockholders	$(15,547)	$(12,762)	$(41,231)	$(24,468)

Net loss per common share - basic and diluted	$(0.39)	$(0.44)	$(1.19)	$(1.29)
Net loss per common share attributable to non - controlling interests - basic and diluted	$(0.19)	$(0.21)	$(0.59)	$(0.83)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.20)	$(0.22)	$(0.59)	$(0.46)

Weighted average common shares outstanding - basic and diluted	76,093,211	56,856,821	69,404,499	53,060,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Three Months Ended September 30, 2020

										Total
	Series A									Stockholders’
	Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	(Deficit)
Balance at June 30, 2020	2,693,806	$3	86,113,331	$86	$813	$—	$521,493	$(461,918)	$56,381	$116,858
Stock-based compensation expense	—	—	—	—	—	—	3,171	—	—	3,171
Issuance of common stock related to equity plans	—	—	268,800	—	—	—	—	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	7,064,214	7	—	—	21,110	—	—	21,117
Preferred A dividends declared and paid	—	—	—	—	—	—	(1,719)	—	—	(1,719)
Issuance of Series A preferred stock for cash, net	733,332	—	—	—	—	—	11,965	—	—	11,965
Partner company’s offering, net	—	—	—	—	—	—	18,774	—	—	18,774
Partner company’s at-the-market offering, net	—	—	—	—	—	—	23,053	—	—	23,053
Partner company’s preferred stock offering, net	—	—	—	—	—	—	7,088	—	—	7,088
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	—	180	—	—	180
Partner company’s dividends declared and paid	—	—	—	—	—	—	(50)	—	—	(50)
Reclass partner company's warrants from liability to equity	—	—	—	—	—	—	1,216	—	—	1,216
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	—	21	—	—	21
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	302,029	1	(500)	—	810	—	—	311
Write off common shares issuable for 2019 Notes interest expense	—	—	—	—	(313)	—	—	—	—	(313)
Common shares issuable for service	—	—	—	—	18	—	—	—	—	18
Issuance of warrants in conjunction with Oaktree Note	—	—	—	—	—	—	4,419	—	—	4,419
Non-controlling interest in partner companies	—	—	—	—	—	—	(37,070)	—	37,070	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(14,417)	(14,417)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(15,547)	—	(15,547)
Balance at September 30, 2020	3,427,138	$3	93,748,374	$94	$18	$—	$574,461	$(477,465)	$79,034	$176,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Three Months Ended September 30, 2019

	Series A								Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at June 30, 2019	1,000,000	$1	68,138,203	$68	$490	$439,295	$(407,980)	$57,946	$89,820
Stock-based compensation expense	—	—	—	—	—	3,741	—	—	3,741
Issuance of restricted stock	—	—	177,292	—	—	—	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	1,213,643	1	—	1,930	—	—	1,931
Issuance of preferred A for at-the-market offering, net	26,111	—	—	—	—	523	—		523
Preferred A dividends declared and paid	—	—	—	—	—	(601)	—	—	(601)
Partner company’s offering, net	—	—	—	—	—	52	—	—	52
Partner company’s at-the-market offering, net	—	—	—	—	—	3,341	—	—	3,341
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	—	—	—	500	—	—	—	500
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	317,804	1	(490)	489	—	—	—
Common shares issued for 2019 Notes interest expense	—	—	91,767	—	—	165	—	—	165
Common shares issued for 2019 Notes debt repayment	—	—	396,825	—	—	500	—	—	500
Non-controlling interest in subsidiaries	—	—	—	—	—	(3,467)	—	3,467	—
Write off of partner company note receivable	—	—	—	—	—	(2)	—	—	(2)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(12,208)	(12,208)
Net loss attributable to common stockholders	—	—	—	—	—	—	(12,762)	—	(12,762)
Balance at September 30, 2019	1,026,111	$1	70,335,534	$70	$500	$445,966	$(420,742)	$49,205	$75,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Nine Months Ended September 30, 2020

										Total
	Series A									Stockholders’
	Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2019	1,341,167	$1	74,027,425	$74	$500	$—	$461,874	$(436,234)	$46,317	$72,532
Stock-based compensation expense	—	—	—	—	—	—	10,319	—	—	10,319
Issuance of common stock related to equity plans	—	—	2,307,231	2	—	—	(2)	—	—	—
Issuance of common stock under ESPP	—	—	53,268	—	—	—	90	—	—	90
Issuance of common stock for at-the-market offering, net	—	—	16,378,234	17	—	—	43,183	—	—	43,200
Preferred A dividends declared and paid	—	—	—	—	—	—	(4,507)	—	—	(4,507)
Repurchase of Series A preferred stock, net	(5,000)	—	—	—	—	(70)	(2)	—	—	(72)
Retirement of Series A preferred stock	—	—	—	—	—	70	(70)	—	—	—
Issuance of Series A preferred stock for cash, net	2,090,971	2	—	—	—	—	35,466	—	—	35,468
Partner company’s offering, net	—	—	—	—	—	—	53,698	—	—	53,698
Partner companies' at-the-market offering, net	—	—	—	—	—	—	33,500	—	—	33,500
Partner company’s preferred stock offering, net	—	—	—	—	—	—	7,088	—	—	7,088
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	—	349	—	—	349
Partner company’s dividends declared and paid	—	—	—	—	—	—	(50)	—	—	(50)
Partner company’s exercise of warrants for cash	—	—	—	—	—	—	13	—	—	13
Reclass partner company's warrants from liability to equity	—	—	—	—	—	—	1,216	—	—	1,216
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	—	42	—	—	42
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	982,216	1	(500)	—	1,816	—	—	1,317
Common shares issuable for service	—	—	—	—	18	—	—	—	—	18
Issuance of warrants in conjunction with Oaktree Note	—	—	—	—	—	—	4,419	—	—	4,419
Non-controlling interest in partner companies	—	—	—	—	—	—	(73,981)	—	73,981	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(41,264)	(41,264)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(41,231)	—	(41,231)
Balance at September 30, 2020	3,427,138	$3	93,748,374	$94	$18	$—	$574,461	$(477,465)	$79,034	$176,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Nine Months Ended September 30, 2019

	Series A				Common	Additional			Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2018	1,000,000	$1	57,845,447	$58	$659	$397,408	$(396,274)	$17,891	$19,743
Stock-based compensation expense	—	—	—	—	—	10,423	—	—	10,423
Issuance of restricted stock	—	—	1,842,034	2	—	(2)	—	—	—
Issuance of common stock under ESPP	—	—	54,221	—	—	60	—	—	60
Issuance of subsidiaries’ common shares for license expenses	—	—	—	—	(164)	164	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	8,604,469	9	—	15,789	—	—	15,798
Issuance of Series A preferred stock for at-the-market offering, net	26,111	—	—	—	—	523	—	—	523
Preferred A dividends declared and paid	—	—	—	—	—	(1,773)	—	—	(1,773)
Partner company’s offering, net	—	—	—	—	—	61,036	—	—	61,036
Partner company’s at-the-market offering, net	—	—	—	—	—	29,680	—	—	29,680
Issuance of partner company warrants in conjunction with Horizon Notes	—	—	—	—	—	888	—	—	888
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	—	—	—	500	—	—	—	500
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	1,330,450	1	(495)	1,468	—	—	974
Common shares issuable for 2019 Notes interest expense	—	—	—	—	281	—	—	—	281
Common shares issued for 2019 Notes interest expense	—	—	262,088	—	(281)	506	—	—	225
Common shares issued for 2019 Notes debt repayment	—	—	396,825	—	—	500	—	—	500
Non-controlling interest in subsidiaries	—	—	—	—	—	(70,702)	—	70,702	—
Write off of partner company note receivable	—	—	—	—	—	(2)	—	—	(2)
Deconsolidation of Caelum non-controlling interest	—	—	—	—	—	—	—	4,849	4,849
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(44,237)	(44,237)
Net loss attributable to common stockholders	—	—	—	—	—	—	(24,468)	—	(24,468)
Balance at September 30, 2019	1,026,111	$1	70,335,534	$70	$500	$445,966	$(420,742)	$49,205	$75,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(82,495)	$(68,705)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,676	1,414
Bad debt expense	47	250
Amortization of debt discount	5,319	2,459
Non-cash interest	492	—
Amortization of product revenue license fee	1,065	820
Amortization of operating lease right-of-use assets	1,214	1,150
Stock-based compensation expense	10,319	10,423
Issuance of partner company’s common shares for research and development expenses	42	—
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	500
Common shares issued for 2017 Subordinated Note Financing interest expense	1,317	974
Common shares issuable for 2019 Notes interest expense	—	281
Common shares issued for 2019 Notes interest expense	—	225
Common shares issuable for service	18	—
Change in fair value of derivative liability	1,189	—
Change in fair value of investment	(575)	—
Gain on deconsolidation of Caelum	—	(18,521)
Research and development-licenses acquired, expense	2,236	1,350
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(2,161)	111
Inventory	(195)	(263)
Other receivables - related party	(74)	852
Prepaid expenses and other current assets	2,429	1,812
Other assets	(198)	(903)
Accounts payable and accrued expenses	(2,686)	(3,841)
Accounts payable and accrued expenses - related party	19	(149)
Interest payable	(1,019)	5
Interest payable - related party	(92)	(8)
Lease liabilities	(943)	(940)
Other long-term liabilities	(140)	795
Net cash used in operating activities	(63,196)	(69,909)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(3,369)	(850)
Purchase of property and equipment	(1,228)	(1,455)
Purchase of intangible asset	(1,000)	(2,400)
Purchase of short-term investment (certificates of deposit)	—	(5,000)
Redemption of short-term investment (certificates of deposit)	—	17,604
Deconsolidation of Caelum	—	(1,201)
Net cash provided by (used in) continuing investing activities	(5,597)	6,698
Net cash provided by discontinued investing activities	—	13,089
Net cash provided by (used in) investing activities	(5,597)	19,787

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Financing Activities:
Payment of Series A preferred stock dividends	$(4,507)	$(1,773)
Purchase of treasury stock	(70)	—
Payment of costs related to purchase of treasury stock	(2)	—
Proceeds from issuance of Series A preferred stock	39,075	—
Payment of costs related to issuance of Series A preferred stock	(3,407)	—
Proceeds from issuance of common stock for at-the-market offering	44,796	16,099
Payment of costs related to issuance of common stock for at-the-market offering	(1,506)	(301)
Proceeds from issuance of Series A preferred stock for at-the-market offering	—	539
Payment of costs related to issuance of Series A preferred stock for at-the-market offering	—	(16)
Proceeds from issuance of common stock under ESPP	90	60
Proceeds from partner companies' ESPP	349	—
Partner company’s dividends declared and paid	(50)	—
Proceeds from partner companies' sale of stock	57,729	66,623
Payment of costs related to partner companies' sale of stock	(3,642)	(4,754)
Proceeds from partner companies' at-the-market offering	34,254	30,419
Payment of costs related to partner companies' at-the-market offering	(754)	(739)
Proceeds from partner company's preferred stock offering	8,000	—
Payment of costs related to partner company's preferred stock offering	(912)	—
Proceeds from exercise of partner company’s warrants	13	—
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	(93)	(79)
Payment of debt issuance costs associated with 2018 Venture Notes	(58)	(126)
Proceeds from partner company's Horizon Notes	—	15,000
Payment of debt issuance costs associated with partner company's Horizon Notes	—	(1,393)
Proceeds from Oaktree Note	60,000	—
Payment of debt issuance costs associated with Oaktree Note	(4,239)	—
Repayment of 2017 Subordinated Note Financing	(28,356)	—
Repayment of 2018 Venture Notes	(21,707)	—
Repayment of 2019 Notes	(9,000)	—
Repayment of partner company's Horizon Notes	(15,750)	—
Repayment of IDB Note	(14,858)	—
Net cash provided by financing activities	135,395	119,559

Net increase in cash and cash equivalents and restricted cash	66,602	69,437
Cash and cash equivalents and restricted cash at beginning of period	153,432	81,582
Cash and cash equivalents and restricted cash at end of period	$220,034	$151,019

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,669	$3,976
Cash paid for interest - related party	$463	$342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$2	$2
Common shares issuable for license acquired	$—	$164
Issuance of partner company warrants in conjunction with Horizon Notes	$—	$888
Issuance of warrants in conjunction with Oaktree Note	$4,419	$—
Common shares issued from 2017 Subordinated Note Financing interest expense	$500	$—
Common shares issued for 2019 Notes	$—	$500
Unpaid fixed assets	$317	$288
Partner company's previous paid offering cost	$—	$833
Partner company's unpaid intangible assets	$3,727	$4,734
Reclass partner company's warrants from liability to equity	$1,216	$—
Unpaid debt offering cost	$57	$—
Unpaid at-the-market offering cost	$96	$—
Unpaid partner company’s offering cost	$457	$—
Unpaid Series A preferred stock offering cost	$203	$—
Unpaid research and development licenses acquired	$117	$—
Retirement of Series A preferred stock	$70	$—

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

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings; to date, three partner companies are publicly-traded, and two have consummated strategic partnerships with industry leaders Alexion Pharmaceuticals, Inc. and InvaGen Pharmaceuticals, Inc. (“InvaGen”)(a subsidiary of Cipla Limited).

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of partner companies, and the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of a partner company, grants or other arrangements to fully develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions. In addition to the foregoing, the Company does not expect any material impact on its development timelines, revenue levels and its liquidity due to the worldwide spread of COVID-19 (except as may be implicated by the Material Adverse Effect claimed by InvaGen in connection with their agreement with Avenue). However, the Company is continuing to assess the impact the spread of COVID-19 may have on its operations. Avenue will also continue to assess the alleged Material Adverse Effect claimed by InvaGen.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 815-40”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer and will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, for the Company as it is a smaller reporting company. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

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

3. Discontinued Operations

The table below depicts the cash flows from the sale of the Company’s investment in National Holdings Corporation, a diversified independent brokerage company (together with its subsidiaries, herein referred to as “NHLD” or “National”) for the nine months ended September 30, 2019:

For the Nine Months Ended
September 30,
($ in thousands)	2019
Investing activities
Proceeds from sale of National	$13,089
Total cash provided by discontinued investing activities	$13,089

At September 30, 2020 and 2019, the Company had no ownership interest in National.

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

In December 2019, following the U.S. Food and Drug Administration (“FDA”) feedback which resulted in the redesign and expansion of Caelum’s planned clinical development program for its lead product candidate, CAEL-101, Caelum entered into an Amended and Restated DOSPA, which amended the terms of the existing agreement with Alexion. The amendment modified the terms of Alexion’s option to acquire the remaining equity in Caelum based on data from the expanded Phase 2/3 trials. The amendment also modified the development-related milestone events associated with the initial $30 million in contingent payments, provided for an additional $20 million in upfront funding, as well as funding of $60 million in exchange for an additional equity interest in Caelum at fair value upon achievement of a specific development-related milestone event.

In September 2020, following its Phase 2 open-label dose escalation study, Caelum announced the initiation of its Cardiac Amyloid Reaching for Extended Survival (“CARES”) Phase 3 clinical program to evaluate CAEL-101 a first-in-class amyloid fibril targeted therapy, in combination with standard-of-care (SoC) therapy in AL amyloidosis. The CARES clinical program includes two parallel Phase 3 studies – one in patients with Mayo stage 3a disease and one in patients with Mayo stage 3b disease – and will collectively enroll approximately 370 patients globally. Enrollment is underway in both studies. The primary objective of the clinical program is to assess overall survival.   The Phase 2 program continues with the addition of a study arm to evaluate CAEL-101 in combination with SoC therapy plus daratumumab.

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

Upon the achievement of certain closing conditions (including most notably FDA approval for IV Tramadol, Avenue’s product candidate), InvaGen will be obligated to acquire Avenue via reverse subsidiary merger (the “Merger Transaction”). Under the Merger Transaction, InvaGen will pay $180 million (subject to certain potential reductions) to the holders of Avenue’s capital stock (other than InvaGen itself). In October 2020, InvaGen communicated to Avenue that it believes a Material Adverse Effect (as defined in the Avenue SPMA) has occurred, due to the COVID-19 pandemic, which means that it is possible that InvaGen is attempting to avoid their obligations to consummate the second stage closing under the Avenue SPMA. Avenue disagrees with InvaGen’s assertion that a Material Adverse Effect has occurred, and Avenue has advised InvaGen of this position.

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

Each CVR represents the right of its holder to receive a contingent cash payment pursuant to the CVR Agreement upon the achievement of certain milestones. If, during the period commencing on the day following the closing of the Merger Transaction until December 31, 2028, IV Tramadol generates at least $325 million or more in Net Sales (as defined in the CVR Agreement) in a calendar year, each Holder shall be entitled to receive their pro rata share of (i) if the product generated less than $400 million in Net Sales during such calendar year, 10% of Gross Profit (as defined in the CVR Agreement), (ii) if the product generated between $400 million and $500 million in Net Sales during such calendar year, 12.5% of Gross Profit, or (iii) if the product generated more than $500 million in Net Sales during such calendar year, 15% of Gross Profit. Additionally, at any time beginning on January 1, 2029 that IV Tramadol has generated at least $1.5 billion in aggregate Net Sales, then with respect to each calendar year in which IV Tramadol generates $100 million or more in Net Sales, each Holder shall be entitled to receive their pro rata share of an amount equal to 20% of the Gross Profit generated by IV Tramadol. These additional payments will terminate on the earlier of December 31, 2036 and the date (which may be extended by up to 6 months) that any person has received approval from the FDA for an Abbreviated New Drug Application (“NDA”) or an FDA AP-rated 505(b)(2) NDA using IV Tramadol.

On October 12, 2020, Avenue announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding Avenue’s NDA for IV Tramadol.   The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. Avenue requested a meeting with the FDA to resolve the issues described in the CRL and the meeting has been scheduled for the fourth quarter of 2020.

Also in October 2020, InvaGen Pharmaceuticals Inc. (“InvaGen”) communicated to Avenue that it believes a Material Adverse Effect (as defined in the Stock Purchase and Merger Agreement (“Avenue SPMA”)) has occurred, due to the COVID-19 pandemic, which means that it is possible that InvaGen is attempting to avoid their obligations to consummate the second stage closing under the Avenue SPMA. Avenue disagrees with InvaGen’s assertion that a Material Adverse Effect has occurred, and Avenue has advised InvaGen of this position.

5. Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	September 30,	December 31,
($ in thousands)	(Years)	2020	2019

	(Unaudited)
Computer equipment	3	$662	$648
Furniture and fixtures	5	1,199	1,162
Machinery & equipment	5	5,014	4,594
Leasehold improvements	5-15	10,580	9,358
Construction in progress [1]	N/A	821	1,157
Total property and equipment		18,276	16,919
Less: Accumulated depreciation		(6,162)	(4,486)
Property and equipment, net		$12,114	$12,433

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended September 30, 2020 and 2019 was approximately $0.6 million and $0.5 million, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fortress' depreciation expense for the nine months ended September 30, 2020 and 2019 was approximately $1.7 million and $1.4 million, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

6. Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Fair Value of Caelum

As of September 30, 2020, the Company valued its investment in Caelum in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $11.7 million based on a per share value of $1.62. As of September 30, 2020, the following inputs were utilized to derive the value: risk free rate of return of 0.12%, volatility of 70% and a discount for lack of marketability of 28.6%.

As of December 31, 2019, the Company valued its investment in Caelum in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $11.1 million based on a per share value of $1.54. As of December 31, 2019, the following inputs were utilized to derive the value: risk free rate of return of 1.6%, volatility of 70% and a discount for lack of marketability of 28.7%.

Cyprium Warrant Liability

During the quarter ended September 30, 2020, Cyprium raised approximately $8.0 million in Perpetual Preferred Shares (“Cyprium Offering,” see Note 14).  The Cyprium Offering coupled with the repayment of the 2018 Venture Debt (see Note 10), triggered the issuance of the Cyprium Warrant, in that a price per share could be established. As such these events resulted in Cyprium recording the Cyprium Warrant as issued rather than contingently issuable.

The fair value of the Cyprium Warrants in connection with the 2018 Venture Debt was determined by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with an option-pricing model, with the following key assumptions:

	September 30, 2020	December 31, 2019
Risk-free interest rate	0.69%	1.92%
Expected dividend yield	—	—
Expected term in years	10.0	10.0
Expected volatility	85%	93%
Probability of issuance of the warrant	100%	5%

Cyprium
Contingently
Issuable Warrant
($ in thousands)	Liability
Beginning balance at January 1, 2020	$27
Change in fair value	1,189
Reclass partner company's warrants from liability to equity	(1,216)
Ending balance at September 30, 2020	$-

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value as of September 30, 2020 and December 31, 2019:

	Fair Value Measurement as of September 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$11,723	$11,723
Total	$—	$—	$11,723	$11,723

	Fair Value Measurement as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$11,148	$11,148
Total	$—	$—	$11,148	$11,148

	Fair Value Measurement as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$27	$27
Total	$—	$—	$27	$27

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments as of September 30, 2020:

	Investment in	Warrant
($ in thousands)	Caelum	Liabilities	Total
Balance at December 31, 2019	$11,148	$27	$11,175
Change in fair value	—	1,189	1,189
Reclass partner company's warrants from liability to equity	—	(1,216)	(1,216)
Change in fair value of investments	575	—	575
Balance at September 30, 2020	$11,723	$—	$11,723

As of September 30, 2020, no transfers occurred between Level 1, Level 2 and Level 3 instruments.

7. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its partner companies require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three and nine months ended September 30, 2020 and 2019, the purchase price of licenses acquired was classified as research and development-licenses acquired in the condensed consolidated Statements of operations as reflected in the table below:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Partner companies:
Mustang	$287	$700	$1,837	$1,350
Aevitas	162	—	162	—
Baergic	8	—	8	—
Oncogenuity	1	—	271	—
Total	$458	$700	$2,278	$1,350

Mustang

SIRION Biotech GmbH - LentiBOOSTTM (MB-207)

On September 30, 2020, Mustang entered into an exclusive, worldwide licensing agreement with SIRION Biotech (“SIRION”) for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207, Mustang’s lentiviral gene therapy for the treatment of previously transplanted patients with X-linked severe combined immunodeficiency (the “SIRION Technology License”). Pursuant to the SIRION Technology License, which requires payment in Euro, the Company paid SIRION a one-time upfront fee of $0.1 million (€0.1 million) during the three and nine months ended September 30, 2020. In addition, five future development milestone payments totaling up to approximately $5.6 million (€4.7 million) in the aggregate are due upon achievement of certain milestones. Additional milestone payments totaling up to $4.1 million (€3.5 million) in the aggregate are due in connection with the achievement of three commercial milestones and low- to mid-single digit royalties are due on aggregate cumulative worldwide net sales of licensed products.

For the three and nine months ended September 30, 2020 and 2019, Mustang recorded the following expense in research and development for licenses acquired:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
City of Hope National Medical Center
CD123 (MB-102)[3]	$—	$—	$334	$250
IL13Rα2 (MB-101) [3]	—	—	333	—
HER2 (MB-103)[1]	—	—	250	—
CS1 (MB-104)	—	—	—	200
PSCA (Spacer)[3]	—	200	333	200
Fred Hutch - CD20 (MB-106)[2]	—	—	300	—
Nationwide Children’s Hospital - C134 (MB-108)	—	—	—	200
CSL Behring (Calimmune)	170	200	170	200
UCLA	—	300	—	300
SIRION LentiBOOSTTM	117	—	117	—
Total	$287	$700	$1,837	$1,350

Note 1:	Represents a non-refundable milestone payment in connection with the twelth patient treated in the Phase 1 clinical study of MB-103 at COH, for the nine months ended September 30, 2020.
Note 2:	Represents a non-refundable milestone payment in connection with the twelth patient treated in the Phase 1 clinical study of MB-106 at Fred Hutch, for the nine months ended September 30, 2020.
Note 3:	Represents a milestone payment to COH in connection with Mustang’s public underwritten offerings, for the nine months ended September 30, 2020.

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

As consideration for the Columbia License, Oncogenuity paid an upfront fee of $0.3 million, and Fortress transferred to Columbia 1,000,000 shares of Oncogenuity common stock, representing 10.00% ownership of Oncogenuity. In connection with the share transfer, Oncogenuity also provided Columbia with limited anti-dilution protection. Oncogenuity valued the stock grant to Columbia utilizing a discounted cash flow model to determine the weighted market value of invested capital, discounted by a lack of marketability of 41.7%, weighted average cost of capital of 20.5%, and net of debt utilized, resulting in a value of $0.021 per share or $21,000 for the three and nine months ended September 30, 2020. Since a portion of the acquisition of the license was settled through the transfer of shares of Oncogenuity's common stock, this transaction fell within the scope of ASC Topic 718, Compensation-Stock Compensation, since equity was transferred in exchange for goods (the license). Specifically, Oncogenuity recorded the cost of the license as a non-employee share based payment, measured at the grant date fair value of the common stock. The common shares were equity-classified. The anti-dilution provision was concluded to represent a performance condition tied to a future liquidity event, which was not considered as probable to occur at September 30, 2020, because it was deemed outside of Oncogenuity’s control.

Development milestone payments totaling up to approximately $18.0 million in the aggregate are due upon achievement of certain milestones in connection with the initial indication. Additional milestone payments totaling up to $15.3 million in the aggregate are due in connection with product development milestones for subsequent indications. A $15.0 million sales milestone is due upon the achievement of a licensed product sales threshold, and low- to mid-single digit royalties are due on aggregate cumulative worldwide net sales of licensed products.

For the three and nine months ended September 30, 2020, Oncogenuity recorded expense of nil and $0.3 million in research and development - licenses acquired in the Company’s condensed consolidated statements of operations.

8. Sponsored Research and Clinical Trial Agreements

Aevitas

For the three and nine months ended September 30, 2020 and 2019, Aevitas recorded the following expense in connection with its sponsored research and clinical trial agreements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
UMass - adeno-associated virus ("AAV")	163	—	218	—
UPenn - AAV	—	255	567	755
Duke - AAV	—	17	—	17
Total	$163	$272	$785	$772

Cellvation

For the three and nine months ended September 30, 2020 no expenses were incurred. For the three and nine months ended September 30 2019, Cellvation recorded expense of $0.1 million, in connection with its sponsored research arrangement with the University of Texas. The expense was recorded in research and development expense in the Company’s condensed consolidated statements of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang

CS1(MB-104) Clinical Research and Support Agreement with COH

In June 2020, Mustang entered into a clinical research and support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: "Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma." The CAR T being studied under this protocol has been designated by Mustang as MB-104. Under the terms of the agreement Mustang paid COH $0.8 million during the three months ended September 30, 2020 for costs incurred and will reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of the final study report or earlier.  Expense of $0.1 million an $0.8 million was incurred for the three and nine months ended September 30, 2020.

XSCID (MB-107) Data Transfer Agreement with St. Jude

In June 2020, Mustang entered into a Data Transfer Agreement with St. Jude under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked Severe Combined Immunodeficiency (“XSCID”).  Pursuant to the terms of this agreement Mustang paid an upfront fee of $1.1 million on July 1, 2020 and will continue to reimburse St. Jude for costs incurred in connection with this trial.

For the three and nine months ended September 30, 2020 and 2019, Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
City of Hope National Medical Center	$—	$500	$500	$1,500
CD123 (MB-102)	48	269	344	1,028
IL13Rα2 (MB-101)	96	244	422	811
Manufacturing	—	114	—	343
CS1 (MB-104)	65	—	835	—
Beth Israel Deaconess Medical Center - CRISPR	—	—	—	69
St. Jude Children's Research Hospital - XSCID (MB-107)	107	—	1,665	—
Fred Hutchinson Cancer Research Center - CD20 (MB-106)	418	49	1,134	690
Total	$734	$1,176	$4,900	$4,441

Oncogenuity

Pursuant to the terms of the Columbia License, Oncogenuity will pay up to $4.8 million to Columbia semiannually for five years ending in November 2024.

For the three and nine months ended September 30, 2020, Oncogenuity recorded expense of $0.2 million and $0.3 million, respectively, in research and development in the Company’s condensed consolidated statements of operations. No expense was recorded in 2019.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Intangibles, net

On July 29, 2020 Journey entered into a license and supply agreement with a third party for an oral acne treatment. Pursuant to the terms and conditions of the License and Supply Agreement (“LSA”), Journey agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution with remaining payments due as follows: $1.0 million upon achievement of two marketing milestones and $3.0 million due in $1.0 million installments, commencing on the 18-month anniversary, the 24-month anniversary and the 36-month anniversary of execution of the LSA. Three additional milestone payments totaling $17.0 million are due upon the achievement of certain net sales milestones. Royalties in the mid, single digits based on net sales, subject to specified reductions are also due.

In accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, Journey determined the conditions of the LSA did not constitute the purchase of a business, and therefore recorded the consideration as an asset, to be amortized over the expected life of the product, which is deemed to be five years. In addition, Journey determined pursuant to ASC 450, Contingencies, that royalty payments in connection with the LSA will be recorded when they become payable with a corresponding charge to cost of goods sold.

In accordance with the installment payment terms of the LSA, Journey recorded a discount for imputed interest per ASC 835-30 Interest-Imputed Interest of $0.3 million. As of September 30, 2020, Journey recorded a net intangible asset related to this transaction of $4.7 million which was recorded on the Company’s condensed consolidated balance sheet.

The table below provides a summary of the Journey intangible assets as of September 30, 2020 and December 31, 2019, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	September 30, 2020	December 31, 2019
		(Unaudited)
Total Intangible assets – asset purchases	3 to 7	$14,661	$9,934
Accumulated amortization		(3,622)	(2,557)
Net intangible assets		$11,039	$7,377

The table below provides a summary for the nine months ended September 30, 2020, of Journey’s recognized expense related to its product licenses, which was recorded in costs of goods sold on the condensed consolidated statement of operations:

Intangible
($ in thousands)	Assets, Net
Beginning balance at January 1, 2020	$7,377
Additions:
Oral acne treatment license acquisition[1]	4,727
Amortization expense	(1,065)
Ending balance at September 30, 2020	$11,039

Note 1:  As of September 30, 2020, this asset has not yet been placed in service, therefore no amortization expense was recognized on this asset for the quarter ended September 30, 2020.  The Company expects the asset to be placed in service in the first half of 2021. Once the asset is placed in service the Company will amortize the asset over five years, which represents its expected useful life.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The future amortization of these intangible assets is as follows:

			Total
($ in thousands)	Ximino®	Exelderm®	Amortization
Three Months Ended December 31, 2020	$254	$100	$354
Year Ended December 31, 2021	1,019	267	1,286
Year Ended December 31, 2022	1,019	—	1,019
Year Ended December 31, 2023	1,019	—	1,019
Year Ended December 31, 2024	1,019	—	1,019
Thereafter	1,615	—	1,615
Sub-total	$5,945	$367	$6,312
Asset not yet placed in service			4,727
Total	$5,945	$367	$11,039

10. Debt and Interest

Debt

During the quarter ended September 30, 2020 the Company entered into a new credit facility with Oaktree Fund Administration, LLC, as the administrative agent (in such capacity, the “Agent”), and the lenders from time to time party thereto (each a “Lender” or  “Oaktree” and collectively, the “Lenders”), as described below (the “Oaktree Note”).  The Company utilized the proceeds from the Oaktree Note to repay the 2017 Subordinated Notes, the 2018 Venture Notes and the 2019 Notes.  The Company also repaid the IDB Note utilizing the cash collateral securing the IDB Note, which was classified as restricted cash on the Company’s consolidated condensed balance sheet.  In addition, on September 30, 2020 Mustang repaid the Mustang Horizon Notes.

Total debt consists of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
($ in thousands)	2020	2019	Interest rate	Maturity
IDB Note	$—	$14,929	2.25%	Aug - 2021
2017 Subordinated Note Financing[3]	—	3,254	8.00%	March - 2022
2017 Subordinated Note Financing[3]	—	13,893	8.00%	May - 2022
2017 Subordinated Note Financing[3]	—	1,820	8.00%	June - 2022
2017 Subordinated Note Financing[3]	—	3,018	8.00%	August - 2022
2017 Subordinated Note Financing	—	6,371	8.00%	September - 2022
2018 Venture Notes[4]	—	6,517	8.00%	August - 2021
2018 Venture Notes[4]	—	15,190	8.00%	September - 2021
2019 Notes[1]	—	9,000	12.00%	September - 2021
Mustang Horizon Notes[2]	—	15,750	9.00%	October - 2022
Oaktree Note	60,000	—	11.00%	August - 2025
Total notes payable	60,000	89,742
Less: Discount on notes payable	8,607	5,086
Total notes payable	$51,393	$84,656

Note 1:	Formerly the Opus Credit Facility (see Note 16.)
Note 2:	Interest rate was 9.0% plus one-month LIBOR Rate in excess of 2.5%.
Note 3:	As a result of a one-year maturity date extension effective 2020, the interest rate increased by 1% to 9.0%.
Note 4:	At December 31, 2019, $6.0 million is included in Notes payable, short-term on the condensed consolidated balance sheet.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest; fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended September 30,
	2020			2019
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
IDB Note	$77	$—	$77	$86	$—	$86
2017 Subordinated Note Financing[1]	694	1,374	2,068	1,072	326	1,398
2019 Notes	172	—	172	275	104	379
2018 Venture Notes[1]	387	638	1,025	438	166	604
LOC Fees	14	—	14	14	—	14
Mustang Horizon Notes[1,3]	895	1,792	2,687	345	234	579
Oaktree Note[1]	624	108	732	—	—	—
Note Payable[2]	187	—	187	—	108	108
Other	(4)	—	(4)	—	—	—
Total Interest Expense and Financing Fee	$3,046	$3,912	$6,958	$2,230	$938	$3,168

	Nine Months Ended September 30,
	2020			2019
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
IDB Note	$246	$—	$246	$254	$-	$254
2017 Subordinated Note Financing[1]	2,870	1,890	4,760	3,148	1,081	4,229
2019 Notes	710	—	710	840	336	1,176
2018 Venture Notes[1]	1,253	1,000	2,253	1,299	468	1,767
LOC Fees	45	—	45	45	—	45
Mustang Horizon Notes[1,3]	1,585	2,321	3,906	698	466	1,164
Oaktree Note[1]	624	108	732	—	—	—
Note Payable[2]	492	—	492	—	108	108
Other	(2)	—	(2)	—	—	—
Total Interest Expense and Financing Fee	$7,823	$5,319	$13,142	$6,284	$2,459	$8,743

Note 1:

For the three and nine months ended September 30, 2020, $1.2 million expense of unamortized debt discount fees for the 2017 Subordinated Note Financing, $0.3 million for the 2018 Venture Notes and $1.8 million for the Mustang Horizon Notes.

Note 2:	Imputed interest expense related to Journey’s agreements for Ximino and oral acne treatment.
Note 3:	Included in interest expense for the three and nine months ended September 30, 2020 was $0.6 million of prepayment penalties included in interest expense for the Mustang Horizon Notes.

Oaktree Note

On August 27, 2020 (the “Closing Date”), Fortress, as borrower, entered into a $60.0 million senior secured credit agreement (the “Agreement”) with Oaktree. The Company borrowed the full $60.0 million in connection with the terms of the Oaktree Note on the Closing Date and used the bulk of the proceeds to repay its outstanding debt to other lenders (2017 Subordinated Notes, 2018 Venture Notes and 2019 Notes (previously the “Opus Credit Facility”)).

The Oaktree Note bears interest at a fixed annual rate of 11.0%, payable quarterly and maturing on the fifth anniversary of the Closing Date, August 27, 2025, the (“Maturity Date”). The Company is required to make quarterly interest-only payments until the Maturity Date, at which point the outstanding principal amount is due. The Company may voluntarily prepay the Oaktree Note at any time subject to a Prepayment Fee as defined in the Terms section. The Company is required to make mandatory prepayments of the Oaktree Note under various circumstances as defined in the Terms section. No amounts paid or prepaid may be reborrowed without Oaktree consent.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of permitted indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the Agreement contains certain financial covenants, including, among other things, (i) maintenance of minimum liquidity by the Company, and (ii) a minimum revenue test that is subject to certain exclusions. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company.

The Agreement contains customary events of default, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, the Agent will have the right upon notice to accelerate all amounts outstanding under the Agreement, in addition to other remedies available to the lenders as secured creditors of the Company. The Agreement grants a security interest in favor of the Agent, for the benefit of the lenders, in substantially all of the Company’s assets as collateral securing the Company’s obligations under the Agreement, except for: (i) certain interests in controlled foreign corporation subsidiaries of the Company; (ii) the Company’s holdings in Avenue; and (iii) those portions of the Company’s holdings in certain subsidiaries (plus Caelum) that are encumbered by pre-existing equity pledges to certain of the Company’s officers.

Pursuant to the terms of the Agreement on the Closing Date the Company paid Oaktree an upfront commitment fee equal to 3% of the $60.0 million, or $1.8 million.  In addition, the Company paid a $35,000 Agency fee to the Agent which was due on the Closing Date and will be due annually, together with fees of $2.5 million directly to third parties involved in the transaction.

In connection with the Oaktree Note, the Company issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of common stock (see Note 14) with a relative fair value of $4.4 million.

As of September 30, 2020, the Company recorded the fees totaling $8.7 million ($1.8 million to Oaktree, $2.5 million of expenses paid to third-parties and $4.4 million representing the relative fair value of the Oaktree Warrants) to debt discount.  These costs will be amortized over the term of the Oaktree Note.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Accrued Liabilities and other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

	September 30,	December 31,
($ in thousands)	2020	2019
Accrued expenses:
Professional fees	$1,672	$1,153
Salaries, bonus and related benefits	5,677	6,683
Accrued expense - related party	19	—
Research and development	4,604	4,215
Research and development - manufacturing	—	1,017
Research and development - license maintenance fees	629	361
Research and development - milestones	600	—
Accrued royalties payable	1,908	2,320
Accrued coupon expense	5,476	8,391
Other	547	1,259
Total accrued expenses	$21,132	$25,399

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge[1]	$1,996	$2,136
Long-term notes payable, net (Journey)
Ximino agreement[2]	3,456	4,990
Oral acne treatment agreement[3]	2,753	—
Total other long-term liabilities	$8,205	$7,126

Note 1:	As of September 30, 2020, and December 31, 2019, the balance consists of deferred charges related to build-out of the New York facility.
Note 2:

As of September 30, 2020, and December 31, 2019, the imputed interest discount was $1.5 million and $2.0 million, respectively, in connection with its acquisition of Ximino in July 2019. Amortization of interest discount was $0.5 million for the nine months ended September 30, 2020, and $0.1 million for the nine months ended September 30, 2019. As of September 30, 2020, $2.0 million of note payable was classified as short-term.

Note 3:

As of September 30, 2020, the imputed discount balance was $0.2 million.  The imputed interest discount was calculated utilizing a 4.00% effective rate, which represents the market rate for an asset-backed three year loan, secured by receivables. As of September 30, 2020, $1.0 million of note payable was classified as short-term.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

		For the nine months ended
	As of September 30, 2020	September 30, 2020	As of September 30, 2020
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
Aevitas	$(2,297)	(680)	(2,977)	39.0%
Avenue [2]	5,709	(3,206)	2,503	77.4%
Baergic	(1,605)	(68)	(1,673)	40.0%
Cellvation	(1,072)	(145)	(1,217)	22.6%
Checkpoint [1]	37,963	(9,000)	28,963	80.0%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	784	(843)	(59)	28.4%
Helocyte	(4,890)	(236)	(5,126)	18.8%
JMC	123	257	380	6.9%
Mustang [2]	86,572	(27,035)	59,537	77.9%
Oncogenuity	(47)	(268)	(315)	25.3%
Tamid	(652)	(40)	(692)	22.8%
Total	$120,298	$(41,264)	$79,034

		For the twelve months ended
	As of December 31, 2019	December 31, 2019	As of December 31, 2019
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
Aevitas	$(1,249)	$(694)	$(1,943)	35.8%
Avenue [2]	24,269	(19,011)	5,258	77.3%
Baergic	23	(1,162)	(1,139)	33.0%
Cellvation	(732)	(158)	(890)	20.6%
Checkpoint [1]	29,389	(14,687)	14,702	78.0%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	(320)	(99)	(419)	10.6%
Helocyte	(4,322)	(402)	(4,724)	19.3%
JMC	(211)	325	114	6.9%
Mustang [2]	62,025	(25,727)	36,298	70.3%
Tamid	(565)	(85)	(650)	22.8%
Total	$108,017	$(61,700)	$46,317

Note 1:	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2020	2019
Warrants to purchase Common Stock	3,026,693	2,745,364
Options to purchase Common Stock	1,187,600	1,169,293
Unvested Restricted Stock	14,305,949	12,622,881
Unvested Restricted Stock Units	434,215	791,610
Total	18,954,457	17,329,148

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

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Employee awards	$1,200	$936	$3,732	$2,791
Executive awards of Fortress Companies' stock	369	358	1,136	1,065
Non-employee awards	31	15	136	84
Warrants	32	97	97	97
Partner Companies:
Avenue	161	298	592	1,585
Checkpoint	725	833	2,095	2,444
Mustang	606	1,120	2,368	2,174
Other	47	84	163	183
Total stock-based compensation expense	$3,171	$3,741	$10,319	$10,423

For the three months ended September 30, 2020 and 2019, approximately $0.7 million and $1.2 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.5 million and $2.5 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the nine months ended September 30, 2020 and 2019, approximately $2.5 million and $2.6 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $7.8 million and $7.8 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Equity Compensation Plans

At the Company’s 2020 Annual Meeting on June 30, 2020, the Company’s shareholders approved an amendment to the Company’s 2013 Stock Incentive Plan, as amended (“Stock Plan”) to increase common shares issuable under the Stock Plan by 3.0 million to 13.0 million.  For the nine months ended September 30, 2020, 4.2 million shares remain to be issued under the Stock Plan.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2019	1,410,501	$4.30	$684,752	2.33
Exercised	(100,000)	1.18	—	—
Forfeited	(247,011)	2.55	—	—
Options vested and expected to vest at September 30, 2020	1,063,490	$5.00	$1,044,218	2.87

As of September 30, 2020, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2019	13,768,014	$2.46
Restricted stock granted	1,873,072	2.57
Restricted stock vested	(1,549,564)	2.69
Restricted stock units granted	630,126	3.82
Restricted stock units forfeited	(106,250)	2.71
Restricted stock units vested	(368,290)	3.13
Unvested balance at September 30, 2020	14,247,108	$2.49

As of September 30, 2020 and 2019, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $17.5 million and $12.7 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.9 years and 5.0 years, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2019	2,741,180	$3.19	$111,000	2.73
Granted	1,849,450	3.14	1,657,538	—
Forfeited	(9)	3.00	—	—
Outstanding as of September 30, 2020	4,590,621	$3.17	$4,111,018	5.10
Exercisable as of September 30, 2020	4,430,621	$3.21	$3,816,818	5.05

In connection with the Oaktree Note (see Note 10), the Company issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of common stock at a purchase price of $3.20 per share (the “Oaktree Warrants”). Oaktree is entitled to additional warrants if at any time prior to the expiration of the Oaktree Warrants in event the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s  Common Stock on the trading day prior to the issuance of the Security Instruments. The Warrants expire on August 27, 2030 and may be net exercised at the holder’s election. The Company also agreed to file a registration statement on Form S-3 to register for resale the shares of common stock issuable upon exercise of the Warrants.

The Company evaluated the accounting treatment of the Oaktree Warrants and determined that the Oaktree warrants met the scope exception of ASC 815-10-15-74(a) Derivatives and Hedging and therefore the warrants should be classified in stockholders’ equity.  As such the Company used a Black-Scholes model to value the Oaktree Warrants.  Utilizing the following inputs: term of 10 years, volatility of 86.8%, risk-free rate of return of 0.74% yielding a value of $4.8 million. ASC 470-20-25-2 Debt – Debt with Conversion and Other Options dictates that debt or stock issued with detachable warrants requires the proceeds to be allocated to the two instruments based on their relative fair values.  The relative fair value of the warrants was determined to be $4.4 million and was recorded as a component of Stockholders’ Equity in the Company’s condensed consolidated balance sheet at September 30, 2020.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of September 30, 2020, 507,783 shares have been purchased and 492,217 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $38,000 and $18,000, respectively, for the three months ended September 30, 2020 and 2019, and approximately $0.1 million and $0.1 million, respectively, for the nine months ended September 30, 2020 and 2019.

Capital Raises

9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Offering

On August 26, 2020, the Company closed on an underwritten public offering whereby it sold 666,666 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (Nasdaq: FBIOP) (the "Preferred Stock"), (plus a 45-day option to purchase up to an additional 66,666 shares, which was exercised in August 2020) at a price of $18.00 per share for gross proceeds of approximately $13.2 million, before deducting underwriting discounts and commissions and offering expenses of approximately $1.1 million.

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

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Offering

On August 28, 2020, Cyprium closed on an underwritten public offering whereby it sold 255,400 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium Perpetual Preferred Stock” or “Cyprium PPS”), plus an overallotment of an additional 64,600 shares, which was exercised on September 18, 2020, at a price of $25.00 per share for gross proceeds of $8.0 million, before deducting underwriting discounts and commissions and offering expenses of approximately $0.9 million (the “Cyprium Offering”).

Pursuant to the terms of the Cyprium PPS, shareholders on the record date are entitled to receive a monthly cash dividend of $0.19531 per share which yields an annual dividend of $2.34375 per share. The Cyprium PPS will automatically be redeemed upon the first (and only the first) bona fide, arm’s-length sale of a Priority Review Voucher (a “PRV”) issued by the FDA in connection with the approval of CUTX-101, Cyprium’s lead product candidate.  Upon the P   R V Sale, each share of Cyprium PPS will be automatically redeemed in exchange for a payment equal to twice (2x) the $25.00 liquidation preference, plus accumulated and unpaid dividends to, but excluding, the redemption date.

An optional exchange to Company Preferred Stock is available after 24 months from the issuance date so long as a sale of the PRV has not occurred.  Additionally, if a PRV Sale has not occurred by September 30, 2024 the Cyprium PPS is either automatically exchanged for Company Preferred Stock or cash at the discretion of Fortress.  The Cyprium PPS is fully and unconditionally guaranteed by Fortress.

Cyprium paid an initial dividend of $49,883 ($0.19531 per share) to shareholders of record on September 30, 2020.

Checkpoint Underwritten Offering

In September 2020, Checkpoint completed an underwritten public offering in which it sold 7,321,429 shares of its common stock at a price of $2.80 per share for gross proceeds of approximately $20.5 million. Total net proceeds from the offering were approximately $18.9 million, net of underwriting discounts and offering expenses of approximately $1.6 million. The shares were sold under a shelf registration statement on Form S-3 that Checkpoint filed in November 2017 and was declared effective in December 2017 (“the Checkpoint S-3”).

Mustang Underwritten Offering

In June 2020, Mustang completed an underwritten public offering in which it sold 11,455,604 shares of its common stock at a price of $3.25 per share for gross proceeds of approximately $37.2 million. Total net proceeds from the offering were approximately $34.9 million, net of underwriting discounts and offering expenses of approximately $2.3 million. The shares were sold under Mustang’s S-3.

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

For the nine-month period ended September 30, 2020, the Company issued approximately 16.4 million shares of common stock at an average price of $2.74 per share for gross proceeds of $44.8 million.  In connection with these sales, the Company paid aggregate fees of approximately $1.6 million.  Approximately $29.5 million of securities remain available for sale under the 2020 Shelf at September 30, 2020.

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

During the nine months ended September 30, 2020, Mustang issued approximately 7.2 million shares of common stock at an average price of $3.56 per share for gross proceeds of $25.6 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million for net proceeds of approximately $25.1 million. During the nine months ended September 30, 2019, Mustang issued approximately 3.5 million shares of common stock at an average price of $6.42 per share for gross proceeds of $22.5 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million for net proceeds of approximately $22.0 million. Pursuant to the Founders Agreement, Mustang issued 117,405 shares of common stock to Fortress at a weighted average price of $3.56 per share for the nine months ended September 30, 2020 for the Mustang ATM offering noted above. During the nine months ended September 30, 2019, Mustang issued 87,656 shares of common stock to Fortress at a weighted average price of $6.42 per share in connection with the Mustang ATM.

Approximately $32.6 million of the Mustang shelf remains available for sale under the 2019 Mustang S-3, following the offerings noted above. As of September 30, 2020, the 2018 Mustang S-3 is no longer available for sales of securities.

Checkpoint At-the-Market Offering

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

During the nine months ended September 30, 2020, Checkpoint sold a total of 3,614,344 shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $8.7 million at an average selling price of $2.40 per share, resulting in net proceeds of approximately $8.4 million after deducting commissions and other transaction costs.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the Founders Agreement, Checkpoint issued 273,379 shares of common stock to Fortress at a weighted average price of $2.92 per share for the Checkpoint ATM offerings and the Checkpoint Underwritten Offering, both noted above.

Approximately $12.3 million of the Checkpoint shelf remains available for sale under the Checkpoint S-3, following the offerings noted above.

Share Repurchase Program

On March 23, 2020, the Company announced that its Board of Directors had approved a share repurchase program of the Company's outstanding Preferred Stock in an aggregate amount of up to $5.0 million. Repurchases under the program were made in the open market or through privately-negotiated transactions until the earlier to occur of the repurchase of $5.0 million of the Company's Preferred Stock or the close of trading on May 31, 2020, subject to applicable laws and regulations. The program did not commit the Company to repurchase any shares of Preferred Stock. As of September 30, 2020, 5,000 Preferred Stock shares were repurchased and retired under this program for total consideration of $0.1 million, net of fees of approximately $2,000.

15. Commitments and Contingencies

Most of the Company's lease liabilities result from the lease of its New York City, NY office, which expires in 2031, and Mustang's Worcester, MA cell processing facility lease, which expires in 2026. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company's leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases. On September 30, 2020, the Company had operating lease liabilities of $24.6 million and right of use assets of $20.3 million, which were included in the Condensed Consolidated Balance Sheet.

During the three and nine months ended September 30, 2020 and 2019, the Company recorded the following as lease expense, which was recorded in general and administrative expense on the Company's Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($in thousands)	2020	2019	2020	2019
Lease Cost
Operating lease cost	$816	$798	$2,436	$2,397
Shared lease costs	(469)	(479)	(1,409)	(1,408)
Variable lease cost	178	160	411	575
Total lease expense	$525	$479	$1,438	$1,564

The following tables summarize quantitative information about the Company's operating leases, under the adoption of Topic 842, Leases:

	Nine Months Ended September 30,
($in thousands)	2020	2019
Operating cash flows from operating leases	$(2,127)	$(2,185)
Weighted-average remaining lease term – operating leases (years)	5.9	6.4
Weighted-average discount rate – operating leases	6.2%	6.2%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future Lease
($ in thousands)	Liability
Three Months Ended December 31, 2020	$839
Year Ended December 31, 2021	3,114
Year Ended December 31, 2022	3,084
Year Ended December 31, 2023	3,137
Year Ended December 31, 2024	3,190
Other	20,273
Total operating lease liabilities	33,637
Less: present value discount	(9,085)
Net operating lease liabilities, short-term and long-term	$24,552

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

16. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 10.1% of the Company’s issued and outstanding Common Stock as of September 30, 2020. The Company’s Executive Vice Chairman, Strategic Development owns approximately 10.9% of the Company’s issued and outstanding Common Stock as of September 30, 2020.

Shared Services Agreement with TG Therapeutics, Inc

TG Therapeutics, Inc. ("TGTX") and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also the Executive Chairman and  Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended September 30, 2020 and 2019, the Company invoiced TGTX $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company invoiced TGTX $0.3 million and $0.3 million, respectively. On September 30, 2020, the amount due from TGTX related to this arrangement approximated $69,000.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”), for the three months ended September 30, 2020 and 2019, the Company had paid $0.7 million and $0.7 million in rent under the Desk Space Agreements. For the three months ended September 30, 2020 and 2019, the Company invoiced TGTX approximately $0.4 million and $0.4 million, respectively, and invoiced OPPM nil and approximately $24,000, respectively, for their prorated share of the rent base. On September 30, 2020, the amount due related to this arrangement from TGTX was nil and the amount due from OPPM approximated $0.4 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2019 Notes (formerly the Opus Credit Facility)

On September 13, 2019, the Company and Opus Point Healthcare Innovations Fund, LP (“OPHIF”) extended the maturity date of the 2019 Notes (formerly the “A&R Opus Credit Facility) from September 14, 2019 by two years to September 14, 2021. Terms of the 2019 Notes allows for the Company to make portions of interest and principal repayments in the form of shares of the Company’s common stock and/or in common stock of the Company’s publicly-traded subsidiaries, subject to certain conditions. Fortress retained the ability to prepay the Notes at any time without penalty. The notes payable under the A&R Opus Credit Facility bear interest at 12% per annum.

Effective December 31, 2019, OPHIF dissolved and distributed it assets among its limited partners. Following the distribution, the $9.0 million facility comprised of separate notes (collectively, the “2019 Notes”) held by DAK Capital Inc. ($3.8 million); Fortress’ Chairman, President and Chief Executive Officer Lindsay A. Rosenwald, M.D. ($0.3 million); Fortress's Executive Vice President, Strategic Development Michael S. Weiss ($2.0 million); and various entities and individuals affiliated with Dr. Rosenwald and Mr. Weiss ($2.9 million). The terms of the 2019 Notes did not change in connection with such reallocations.

During the quarter ended September 30, 2020, the Company used certain proceeds from the Oaktree Note to pay off the $9.0 million balance previously outstanding under the 2019 Notes (see Note 10).

For the nine months ended September 30, 2020, in connection with the 2019 Notes, the Company paid $0.5 million in interest on the portion of the 2019 Notes held by the Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President, Strategic Development. For the nine months ended September 30, 2019, the Company paid $0.2 million in common stock consisting of 91,767 shares at $1.80 per share.

Avenue Credit Facility Agreement

On June 12, 2020, Avenue, the Company and InvaGen entered into a Facility Agreement (“Avenue Facility Agreement”), under which, beginning on October 1, 2020, Avenue may borrow up to $2 million collectively from the Company and InvaGen, subject to certain conditions set forth therein. The Company’s commitment amount is $0.8 million, and InvaGen’s is $1.2 million , and a 7% per annum interest rate applies (payable on the last day of each fiscal quarter).  Repayment of the loan is due upon the earliest to occur of: (i) the Second Stage Closing Date, as defined in the SPMA; (ii) April 29, 2021; and (iii) the date that is 30 days following the termination of the Avenue SPMA.  As of September 30, 2020, there have been no amounts drawn by Avenue on the Avenue Facility Agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Founders Agreements

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements with certain of its subsidiaries as described in the Company's Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. The following table summarizes, by partner company, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements, and the subsidiaries' certificates of incorporation:

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its partner companies as described in the Company’s Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. The following table summarizes the effective date of the MSA and the annual consulting fee payable by the partner company to the Company in quarterly installments:

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

		Pharmaceutical
		and
($in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended September 30, 2020	Sales	Development	Consolidated
Net revenue	$9,447	$28	$9,475
Direct cost of goods	(3,379)	—	(3,379)
Sales and marketing costs	(4,649)	—	(4,649)
Research and development	—	(13,756)	(13,756)
General and administrative	(1,254)	(9,480)	(10,734)
Other expense	(113)	(6,808)	(6,921)
Segment income (loss)	$52	(30,016)	$(29,964)
Segment assets
Intangible assets, net	11,039	—	11,039
Tangible assets	21,108	263,732	284,840
Total segment assets	$32,147	$263,732	$295,879

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended September 30, 2019	Sales	Development	Consolidated
Net revenue	$9,492	$280	$9,772
Direct cost of goods	(2,702)	—	(2,702)
Sales and marketing costs	(4,370)	—	(4,370)
Research and development	—	(15,271)	(15,271)
General and administrative	(669)	(9,300)	(9,969)
Other expense	(108)	(2,322)	(2,430)
Segment income (loss)	$1,643	$(26,613)	$(24,970)
Segment assets
Intangible assets, net	7,731	—	7,731
Tangible assets	10,966	202,891	213,857
Total segment assets	$18,697	$202,891	$221,588

		Pharmaceutical
		and
	Dermatology	Biotechnology
($in thousands)	Products	Product
Nine Months Ended September 30, 2020	Sales	Development	Consolidated
Net revenue	$30,808	$1,042	$31,850
Direct cost of goods	(10,313)	—	(10,313)
Sales and marketing costs	(12,728)	—	(12,728)
Research and development	—	(46,146)	(46,146)
General and administrative	(3,556)	(29,074)	(32,630)
Other expense	(492)	(12,036)	(12,528)
Segment income (loss)	$3,719	(86,214)	$(82,495)
Segment assets
Intangible assets, net	11,039	—	11,039
Tangible assets	21,108	263,732	284,840
Total segment assets	$32,147	$263,732	$295,879

		Pharmaceutical
		and
	Dermatology	Biotechnology
($in thousands)	Products	Product
Nine Months Ended September 30, 2019	Sales	Development	Consolidated
Net revenue	$23,816	$1,683	$25,499
Direct cost of goods	(6,972)	—	(6,972)
Sales and marketing costs	(12,064)	—	(12,064)
Research and development	—	(57,705)	(57,705)
General and administrative	(1,808)	(27,388)	(29,196)
Other expense	(108)	11,841	11,733
Segment income (loss)	$2,864	$(71,569)	$(68,705)
Segment assets
Intangible assets, net	7,731	—	7,731
Tangible assets	10,966	202,891	213,857
Total segment assets	$18,697	$202,891	$221,588

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Product revenue is comprised of Journey’s five marketed products: Targadox®, Luxamend®, Ceracade®, Exelderm® and Ximino®. Substantially all of the product revenue is recorded in the U.S. The Company’s related party revenue is from Checkpoint’s collaboration with TGTX. The table below summarizes the Company’s revenue for the three and nine months ending September 30, 2020 and 2019:

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Product revenue, net	$9,447	$9,492	$30,808	$23,816
Revenue – related party	28	280	1,042	1,683
Net revenue	$9,475	$9,772	$31,850	$25,499

Significant Customers

For the three months ended September 30, 2020, none of the Company’s Dermatology Products customers accounted for more than 10% of its total gross product revenue.

For the nine months ended September 30, 2020, one of the Company’s Dermatology Products customers accounted for more than 10% of its total gross product revenue.

For the three and nine months ended September 30, 2019, gross product revenue under the 3PL Title Model accounted for approximately 60% and 76%, respectively.

At September 30, 2020, one of the Company’s Dermatology Products customers accounted for more than 10% of its total accounts receivable balance at 14.5%.

At September 30, 2019, two of the Company’s Dermatology Products customers accounted for more than 10% of its total accounts balance in the amounts of $3.5 million and $2.8 million.

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

Income tax expense for the three and nine months ended September 30, 2020 and 2019 is based on the estimated annual effective tax rate.

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

Recent Events

Marketed Dermatology Products

During the three and nine months ended September 30, 2020, through our partner company Journey Medical Corporation (“Journey” or “JMC”), our marketed products generated net revenue of $9.4 million and $30.8 million, respectively.

Late Stage Product Candidates

Intravenous (IV) Tramadol

IV Tramadol is currently in development with our partner company, Avenue Therapeutics, Inc. (“Avenue”) (NASDAQ: ATXI). Avenue submitted a new drug application (“NDA”) for IV Tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) in December 2019. On October 12, 2020, Avenue announced it received a Complete Response Letter (“CRL”) from the U.S Food and Drug Administration (“FDA”) regarding its New Drug Application (“NDA”) for IV tramadol.  The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. Avenue has a meeting scheduled with the FDA for the fourth quarter of 2020 to discuss the issues cited in the CRL.

In October 2020, InvaGen Pharmaceuticals Inc. (“InvaGen”) communicated to Avenue that it believes a Material Adverse Effect (as defined in the Stock Purchase and Merger Agreement (“Avenue SPMA”)) has occurred, due to the COVID-19 pandemic, which means that it is possible that InvaGen is attempting to avoid their obligations to consummate the second stage closing under the Avenue SPMA. Avenue disagrees with InvaGen’s assertion that a Material Adverse Effect has occurred, and Avenue has advised InvaGen of this position.

CUTX-101 (Copper Histidinate)

In July 2020, Cyprium announced that the European Medicines Agency (“EMA”) Committee for Orphan Medicinal Products issued a positive opinion on Cyprium’s application for Orphan Drug Designation for Copper Histidinate, also referred to as CUTX-101, a potential treatment for Menkes disease. Menkes disease is a rare X-linked recessive pediatric disease caused by genetic mutations of the copper transporter, ATP7A. The FDA previously granted Orphan Drug and Fast Track Designations to CUTX-101 for the treatment of Menkes disease. The FDA grants Rare Pediatric Disease Designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 people in the United States.

In August 2020, Cyprium reported positive topline clinical efficacy results for CUTX-101. The study demonstrated statistically significant improvement in overall survival for Menkes disease subjects who received early treatment (ET) with CUTX-101, compared to an untreated historical control (HC) cohort, with a nearly 80% reduction in the risk of death (Hazard Ratio = 0.21, p<0.0001). Median survival for the ET cohort was 14.8 years (177.1 months) compared to 1.3 years (15.9 months) for the untreated HC cohort.

Cyprium intends to begin the rolling submission of the NDA for CUTX-101 to the FDA by the first quarter of 2021. If Cyprium’s NDA is approved, it may be eligible to receive a priority review voucher, which can be redeemed to obtain priority review for any subsequent marketing application and may be sold or transferred.

MB-107/MB-207 (Ex vivo Lentiviral Therapies for X-linked Severe Combined Immunodeficiency (XSCID))

In August 2020, Mustang announced that the FDA granted Rare Pediatric Disease Designation to MB-107,  a lentiviral gene therapy for the treatment of X-linked severe combined immunodeficiency (“XSCID”), also known as bubble boy disease, in newly-diagnosed infants, and to MB-207, a lentiviral gene therapy for the treatment of patients with XSCID who were previously treated with a hematopoietic stem cell transplantation (“HSCT”) and for whom re-treatment is indicated.

In September 2020, Mustang announced that the FDA granted Orphan Drug Designation to MB-107 for the treatment of XSCID in newly-diagnosed infants and to MB-207 for the treatment of patients with XSCID who were previously treated with a HSCT and for whom re-treatment is indicated.

Mustang had previously received Advanced Therapy Medicinal Product (“ATMP”) classification from the European Medicines Agency (“EMA”) for MB-107 in April 2020, as well as Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA for MB-107 in August 2019.

In October 2020, Mustang licensed LentiBOOST™ technology from SIRION Biotech GmbH (“SIRION”) for the development of MB-207.

In May 2020, Mustang submitted an Investigational New Drug (“IND”) application with the FDA to initiate a registrational multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two. The trial is expected to enroll 10 patients who, together with 15 patients enrolled in the current multicenter trial led by St. Jude Children’s Research Hospital, will be compared with 25 matched historical control patients who have undergone HSCT. The primary efficacy endpoint will be event-free survival. The initiation of this trial is currently on hold pending CMC clearance by the FDA, and this clearance is expected in the first quarter of 2021. We are targeting topline data from the trial in the fourth quarter of 2022.

Mustang expects to file an IND in the first quarter of 2021 for a registrational multi-center Phase 2 clinical trial of its lentiviral gene therapy in previously transplanted XSCID patients (MB-207).  Mustang anticipates enrolling 20 patients and comparing them to matched historical control patients who have undergone a second HSCT. Mustang is targeting topline data for this trial in the fourth quarter of 2022.

Cosibelimab (anti-PD-L1 antibody (formerly CK-301))

In September 2020, Checkpoint announced updated interim results from the ongoing global, open-label, multicohort, Phase 1 clinical trial of its anti-PD-L1 antibody, cosibelimab, in patients with advanced cancers, including the registration-enabling cohort of patients with metastatic cutaneous squamous cell carcinoma (“mCSCC”). Cosibelimab demonstrated a 51.4% objective response rate (“ORR”) and 13.5% complete response rate, which is nearly double the complete response rate observed at the time of previous analysis.

The registration-enabling study in mCSCC is currently over 50% enrolled, with full enrollment anticipated in early 2021. Checkpoint is on track to report full top-line results in the second half of 2021. Additional information on the Phase 1 trial can be found on www.ClinicalTrials.gov using identifier NCT03212404.

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

In September 2020, Caelum announced the initiation of two Phase 3 studies of CAEL-101 for AL amyloidosis. The Phase 2 study met its primary objective, supporting initiation of the two parallel Phase 3 studies that will enroll ~370 AL amyloidosis patients.  The Phase 2 program continues with the addition of a study arm to evaluate CAEL-101 in combination with SoC therapy plus daratumumab.

Positive long-term Phase 1a/1b data presented at the International Symposium on Amyloidosis (ISA) 2020 demonstrated prolonged overall survival (78 percent at 37 months) and durable organ response.  CAEL-101 is currently in development at Caelum in collaboration with Alexion Pharmaceuticals, Inc.

Early Stage Product Candidates

MB-102 (CD123-targeted CAR T cell therapy)

In October 2020, Mustang announced that the first patient was been dosed in an open label, multicenter Phase 1/2 clinical trial to evaluate the safety and efficacy of MB-102 (CD123-targeted CAR T cell therapy) in patients with relapsed or refractory blastic plasmacytoid dendritic cell neoplasm (“BPDCN”), acute myeloid leukemia (“AML”) and high-risk myelodysplastic syndrome (“hrMDS”).  Study sites include City of Hope, where the CAR T cell therapy was initially developed and where the clinical data were generated to support Mustang’s current multicenter trial, Dana-Farber Cancer Institute, Duke University and MD Anderson Cancer Center.  Additional information on the Phase 1/2 trial can be found on www.ClinicalTrials.gov using identifier NCT04109482.

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

General Corporate

In August 2020, Fortress closed an underwritten public offering of 666,666 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”), (plus a 45-day option to purchase up to an additional 66,666 shares, which was exercised in August 2020) at a price of $18.00 per share for gross proceeds of approximately $13.2 million, before deducting underwriting discounts and commissions and offering expenses of $1.1 million.

Coupled with the February and May 2020 underwritten offerings of Series A Preferred Stock, Fortress has raised gross proceeds of approximately $39.1 million as of September 30, 2020 through the sale of its Series A Preferred Stock.

On June 28, 2019, Fortress entered into an At Market Issuance Sales Agreement (“2019 Common ATM”), with Cantor Fitzgerald & Co., Oppenheimer & Co., Inc., H.C. Wainwright & Co. Inc., Jones Trading Institutional Services LLC and B. Riley, as selling agents, governing potential sales of the Company’s common stock. From January 1, 2020 through November 5, 2020 the Company issued approximately 16.4 million shares of common stock for gross proceeds of $44.8 million at an average selling price of $2.74.

Also in August 2020, Fortress announced a $60 million loan agreement with Oaktree Capital Management (“Oaktree Note”).  The proceeds from this loan were used to pay off the balances outstanding under the 2017 Subordinated Note Financing, the 2018 Venture Notes, and the 2019 Notes.  The loan agreement will mature in August 2025.

Critical Accounting Policies and Use of Estimates

See Note 2 to the Condensed Consolidated Financial Statements.

Results of Operations

General

For the three and nine months ended September 30, 2020, we generated $9.5 million and $31.9 million, respectively, of net revenue, of which $9.4 million and $30.8 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $28,000 and $1.0 million, respectively, relates to Checkpoint’s collaborative agreements with TG Therapeutics Inc. (“TGTX”). As of September 30, 2020, we had an accumulated deficit of $477.5 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three and nine months ended September 30, 2020, we had $3.4 million and $10.3 million, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products, compared to $2.7 million and $7.0 million, respectively, for the three and nine months ended September 30, 2019. The increase is as a result of the amortization of license fees including the drug user fee related to the expansion of the marketed product portfolio as well as higher royalty fees attributed directly to the increase in net sales.

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

For the three months ended September 30, 2020 and 2019, research and development expenses were approximately $13.3 million and $14.6 million, respectively. Additionally, during the three months ended September 30, 2020 and 2019, we expensed approximately $0.5 million and $0.7 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended September 30, 2020 and 2019, was $0.7 million and $1.2 million, respectively.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the quarter ended September 30, 2020 and 2019, by entity:

	Three Months Ended September 30,		% of total
($ in thousands)	2020	2019	2020	2019
Research & Development
Fortress	$364	$707	3%	5%
Partner Companies:
Avenue	466	1,706	4%	12%
Checkpoint	2,543	3,894	19%	27%
Mustang	7,925	7,247	60%	50%
Other[1]	2,000	1,017	14%	6%
Total Research & Development Expense	$13,298	$14,571	100%	100%

Note 1:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

General and Administrative Expenses

General and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended September 30, 2020 and 2019, general and administrative expenses were approximately $15.4 million and $14.3 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months September 30, 2020 and 2019, was $2.5 million and $2.5 million, respectively.

The table below provides a summary of general and administrative costs for the quarter ended September 30, 2020 and 2019, by entity:

	Three Months Ended September 30,		% of Total
($ in thousands)	2020	2019	2020	2019
General & Administrative
Fortress	$5,289	$4,994	34%	35%
Partner Companies:
Avenue	571	617	4%	4%
Checkpoint	1,573	1,403	10%	10%
JMC[1]	5,829	5,038	38%	35%
Mustang	1,640	1,924	11%	13%
Other[2]	481	363	3%	3%
Total General & Administrative Expense	$15,383	$14,339	100%	100%

Note 1:	Includes cost of outsourced sales force for the three months ended September 30, 2020 and 2019 of $2.9 million and $2.5 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

Comparison of three months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Revenue
Product revenue, net	$9,447	$9,492	$(45)	0%
Revenue – related party	28	280	(252)	(90)%
Net revenue	9,475	9,772	(297)	(3)%

Operating expenses
Cost of goods sold – product revenue	3,379	2,702	677	25%
Research and development	13,298	14,571	(1,273)	(9)%
Research and development – licenses acquired	458	700	(242)	(35)%
General and administrative	15,383	14,339	1,044	7%
Total operating expenses	32,518	32,312	206	1%
Loss from operations	(23,043)	(22,540)	(503)	2%

Other income (expense)
Interest income	265	738	(473)	(64)%
Interest expense and financing fee	(6,958)	(3,168)	(3,790)	120%
Change in fair value of derivative liability	(803)	—	(803)	100%
Change in fair value of investment	575	—	575	100%
Gain on deconsolidation of Caelum	—	—	—	100%
Total other expense	(6,921)	(2,430)	(4,491)	185%
Net Loss	(29,964)	(24,970)	(4,994)	20%

Less: net loss attributable to non-controlling interest	14,417	12,208	2,209	18%
Net loss attributable to common stockholders	$(15,547)	$(12,762)	$(2,785)	22%

Net revenues decreased $0.3 million or 3% from the three months ended September 30, 2019 to the three months ended September 30, 2020 due to a temporary supply shortage for Ximino in September 2020, which resulted in flat net revenue for Journey, as well as a decrease in collaboration revenue between Checkpoint and TGTX. Related party revenue for the three months ended September 30, 2019 included $0.2 million from TGTX for the purchase of clinical material of cosibelimab not replicated in the current quarter.

Cost of goods sold increased by $0.7 million or 25% from the three months ended September 30, 2019 to the three months ended September 30, 2020 due to the increase in the amortization of license fees including the drug user fee related to the expansion of Journey’s marketed product portfolio.

Research and development expenses decreased $1.3 million or 9% from the three months ended September 30, 2019 to the three months ended September 30, 2020. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended September 30,
	September 30,		Change
($in thousands)	2020	2019	$	%
Research & Development
Stock-based compensation
Fortress	$207	$158	$49	31%
Partner Companies:
Avenue	62	140	(78)	(56)%
Checkpoint	156	179	(23)	(13)%
Mustang	258	731	(473)	(65)%
Other[1]	15	3	12	400%
Sub-total stock-based compensation expense	698	1,211	(513)	(42)%
Other Research & Development
Fortress	157	549	(392)	(71)%
Partner Companies:
Avenue	404	1,566	(1,162)	(74)%
Checkpoint	2,388	3,715	(1,327)	(36)%
Mustang	7,667	6,516	1,151	18%
Other[1]	1,984	1,014	970	96%
Total Research & Development Expense	$13,298	$14,571	$(1,273)	(9)%

Note 1:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

The decrease in stock-based compensation for the quarter ended September 30, 2020 is primarily due to the effect of fully vested and forfeited equity grants to key employees and non-employees at Mustang.

The decrease in research and development expense of $1.2 million at Avenue is mainly due to NDA preparation costs and the completion of Avenue’s abdominoplasty and safety studies; the decreased spending at Checkpoint of $1.3 million is attributable primarily to reduced manufacturing and clinical costs related to Checkpoint’s product candidates. Mustang’s increase in research and development spending of $1.2 million is attributable to increased costs associated with third-party vector manufacturing and personnel related expenses. The increase in “Other” of $0.1 million is attributable to increased spend in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 Cyprium, as Cyprium prepares to file for its rolling NDA.

General and administrative expenses increased $1.0 million, or 7%, from the three months ended September 30, 2019 to the three months ended September 30, 2020. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Three Months Ended September 30,		Change
($in thousands)	2020	2019	$	%
General & Administrative
Stock-based compensation
Fortress	$1,425	$1,248	$177	14%
Partner Companies:
Avenue	99	158	(59)	(37)%
Checkpoint	569	654	(85)	(13)%
Mustang	348	389	(41)	(11)%
Other[2]	32	81	(49)	(60)%
Sub-total stock-based compensation expense	2,473	2,530	(57)	(2)%
Other General & Administrative
Fortress	3,864	3,746	118	3%
Partner Companies:
Avenue	472	459	13	3%
Checkpoint	1,004	749	255	34%
JMC[1]	5,797	5,038	759	15%
Mustang	1,292	1,535	(243)	(16)%
Other[2]	481	282	199	71%
Total General & Administrative Expense	$15,383	$14,339	$1,044	7%

Note 1:	Includes cost of outsourced sales force for the three months ended September 30, 2020 and 2019 of $2.9 million and $2.5 million, respectively.
Note 2:

Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only). “Other” with regards to stock-based compensation expense includes JMC.

For the quarter ended September 30, 2020, the increase in general and administrative expenses of $1.0 million or 7% is primarily attributable to Journey’s increase in sales headcount, with 35 sales reps in the quarter ended September 30, 2019 vs. 40 in the quarter ended September 30, 2020, as well as Checkpoint’s increase in expenses related to professional fees and investor relations.

Total other expense increased $4.5 million, or 185%, from $2.4 million for the three months ended September 30, 2019 to $6.9 million for the three months ended September 30, 2020, primarily due to the interest expense and financing fee associated with the Oaktree Note and the debt payoff, and the change in fair value of derivative liabilities related to the warrants issued by Cyprium of $0.8 million recorded in the three months ended September 30, 2020.

Net loss attributable to common stockholders increased $2.9 million, or 22%, from a net loss of $12.8 million for the three months ended September 30, 2019 to a net loss of $15.5 million for the three months ended September 30, 2020.

Comparison of nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Change
($in thousands)	2020	2019	$	%
Revenue
Product revenue, net	$30,808	$23,816	$6,992	29%
Revenue – related party	1,042	1,683	(641)	(38)%
Net revenue	31,850	25,499	6,351	25%

Operating expenses
Cost of goods sold – product revenue	10,313	6,972	3,341	48%
Research and development	43,868	56,355	(12,487)	(22)%
Research and development – licenses acquired	2,278	1,350	928	69%
General and administrative	45,358	41,260	4,098	10%
Total operating expenses	101,817	105,937	(4,120)	(4)%
Loss from operations	(69,967)	(80,438)	10,471	(13)%

Other income (expense)
Interest income	1,228	1,955	(727)	(37)%
Interest expense and financing fee	(13,142)	(8,743)	(4,399)	50%
Change in fair value of derivative liability	(1,189)	—	(1,189)	100%
Change in fair value of investment	575	—	575	100%
Gain on deconsolidation of Caelum	—	18,521	(18,521)	(100)%
Total other (expense) income	(12,528)	11,733	(24,261)	(207)%
Net loss	(82,495)	(68,705)	(13,790)	20%

Less: net loss attributable to non-controlling interest	41,264	44,237	(2,973)	(7)%
Net loss attributable to common stockholders	$(41,231)	$(24,468)	$(16,763)	69%

Net revenues increased $6.4 million or 25% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase in net revenue is related to an increase in product revenue of $7.0 million associated with Journey’s marketed products driven by the expansion of its product lines and overall sales growth, offset by a decrease of $0.6 million in collaboration revenue between Checkpoint and TGTX.

Cost of goods sold increased by $3.3 million or 48% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 due to the increase in Journey marketed products revenue in the current nine-month period as compared to the prior period.

Research and development expenses decreased $12.5 million or 22% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The following table shows the change in research and development spending by Fortress and its partner companies:

	Nine Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Research & Development
Stock-based compensation
Fortress	$611	$447	$164	37%
Partner Companies:
Avenue	231	505	(274)	(54)%
Checkpoint	462	559	(97)	(17)%
Mustang	1,156	1,116	40	4%
Other[1]	26	8	18	225%
Sub-total stock-based compensation expense	2,486	2,635	(149)	(6)%
Other Research & Development
Fortress	775	1,454	(679)	(47)%
Partner Companies:
Avenue	2,151	17,834	(15,683)	(88)%
Checkpoint	7,745	12,036	(4,291)	(36)%
Mustang	25,788	19,789	5,999	30%
Other[1]	4,923	2,607	2,316	89%
Total Research & Development Expense	$43,868	$56,355	$(12,487)	(22)%

Note 1:	Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only).

The increase in stock-based compensation for the nine months ended September 30, 2020 is primarily due to additional equity grants to key employees and non-employees at Fortress and Mustang.

The decrease in research and development expense of $15.7 million at Avenue is due to the completion of Avenue’s abdominoplasty and safety studies; the decreased spending at Checkpoint of $4.3 million is attributable primarily to manufacturing costs related to cosibelimab incurred in the nine months ended September 30, 2019 and were not replicated in the current nine month period and a reduction in clinical costs for CK-101. Mustang’s increase in research and development spending of $6.0 million is attributable to personnel costs due to increased headcount and increased spending on third-party vector manufacturing, third-party contract research organizations, as well as consulting and sponsored research and clinical trial agreements. The increase in “Other” of $2.3 million is attributable to increased spend in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily attributable to development costs associated with our partner company Cyprium, as Cyprium prepares to file for its rolling NDA.

General and administrative expenses increased $4.1 million, or 10%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Nine Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%
General & Administrative
Stock-based compensation
Fortress	$4,490	$3,590	$900	25%
Partner Companies:
Avenue	361	1,079	(718)	(67)%
Checkpoint	1,633	1,885	(252)	(13)%
Mustang	1,212	1,058	154	15%
Other[2]	137	176	(39)	(22)%
Sub-total stock-based compensation expense	7,833	7,788	45	1%
Other General & Administrative
Fortress	11,639	10,165	1,474	15%
Partner Companies:
Avenue	1,471	1,373	98	7%
Checkpoint	2,989	2,623	366	14%
JMC[1]	16,284	13,872	2,412	17%
Mustang	4,119	4,613	(494)	(11)%
Other[2]	1,023	826	197	24%
Total General & Administrative Expense	$45,358	$41,260	$4,098	10%

Note 1:	Includes cost of outsourced sales force for the nine months ended September 30, 2020 and 2019 of $7.5 million and $7.4 million, respectively.
Note 2:

Includes the following partner companies: Aevitas, Baergic (2020 only), Cellvation, Cyprium, Helocyte, Oncogenuity (2020 only) and Tamid (2019 only). “Other” with regards to stock-based compensation expense includes JMC.

For the nine months ended September 30, 2020, the increase in general and administrative expenses of $4.1 million or 10% is primarily attributable to Journey’s sales and marketing cost increases due to the increased sales headcount as well as the product portfolio, and Fortress’ increase due to increased headcount-related costs, professional fees for ongoing business development activities as well as legal expenses, accounting fees, and costs associated with investor relations.

Total other income (expense) decreased $24.3 million, or 207%, from income of $11.7 million for the nine months ended September 30, 2019 to expense of $12.5 million for the nine months ended September 30, 2020, primarily due to the gain on deconsolidation of Caelum of $18.5 million recorded in the nine months ended September 30, 2019 as well as an increase in financing fees of $4.4 million attributable to the repayment of debt.

Net loss attributable to common stockholders increased $16.8 million, or 69%, from a net loss of $24.5 million for the nine months ended September 30, 2019 to a net loss of $41.2 million for the nine months ended September 30, 2020.

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

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(63,196)	$(69,909)
Investing activities	(5,597)	19,787
Financing activities	135,395	119,559
Net increase in cash and cash equivalents and restricted cash	$66,602	$69,437

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Nine Months Ended September 30, 2020
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(20,315)	$(3,420)	$(11,617)	$(27,844)	$(63,196)
Investing activities	(1,649)	(1,000)	—	(2,948)	(5,597)
Financing activities	63,196	—	27,569	44,630	135,395
Net increase in cash and cash equivalents and restricted cash	$41,232	$(4,420)	$15,952	$13,838	$66,602

	For the Nine Months Ended September 30, 2019
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(7,911)	$(21,263)	$(16,644)	$(24,091)	$(69,909)
Investing activities	9,487	(5,000)	—	15,300	19,787
Financing activities	14,401	32,333	7,709	65,116	119,559
Net increase in cash and cash equivalents and restricted cash	$15,977	$6,070	$(8,935)	$56,325	$69,437

Note 1:

Includes Fortress and non-public partner companies, with the exception of Caelum, which was deconsolidated in the quarter ended March 31, 2019.  Operating activities are offset by a gain of $18.5 million related to the deconsolidation of Caelum for the nine months ended September 30, 2019.

Operating Activities

Net cash used in operating activities decreased $6.7 million from the nine months ended September 30, 2019, compared to the nine months ended September 30, 2020. The decrease is due to the decrease of $18.5 million in the gain recognized on the deconsolidation of Caelum, offset by the $2.6 million increase in cash used from the changes in operating assets and liabilities as well as the $13.8 million increase in net loss.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 of $19.8 million, as compared to net cash used in investing activities of $5.6 million for the nine months ended September 30, 2020 is a $25.4 million change in cash flows from investing activities. The change is primarily due to $17.4 million decrease in the redemption of certificates of deposit, an increase in the purchase of research and development licenses of $2.5 million, offset by  the $13.1 million decrease in cash from discontinued investing activities due to the deconsolidation of Caelum.

Financing Activities

Net cash provided by financing activities was $119.6 million for the nine months ended September 30, 2019, compared to $135.4 million of net cash provided by financing activities for the nine months ended September 30, 2020, an increase of $15.9 million. During the nine months ended September 30, 2020, net proceeds the issuance of Series A preferred stock was $35.7 million, net proceeds from at-the-market offerings for both the Company and its partners was $76.8 million, and net proceeds from partner company sale of stock was $54.1 million, offset by $4.5 million paid in Series A Preferred dividends. During the nine months ended September 30, 2019, net proceeds from partners’ offerings were $61.0 million, net proceeds from partner companies’ at-the-market offerings were $29.7 million, and net proceeds from Mustang’s Horizon Notes was $13.6 million.

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

Based on our analysis, for the years ended December 31, 2018 and December 31, 2019, and for the interim period through September 30, 2020, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2020, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The below risks are grouped into nine broad categories:

(1)	Risks Inherent in Drug Development
(2)	Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities
(3)	Risks Pertaining to Our Existing Revenue Stream from Journey Medical
(4)	Risks Pertaining to our Business Strategy, Structure and Organization
(5)	Risks Pertaining to Reliance on Third Parties
(6)	Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof
(7)	Risks Pertaining to the Commercialization of Product Candidates
(8)	Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries
(9)	General Risks

The above categories are broadly stated, and you should review each of the individual sub-headings and detailed descriptions thereunder for a more comprehensive understanding of the risks posed by investing in our Securities.

Risks Inherent in Drug Development

Most of our product candidates are at early stages of development and may not be successfully developed or commercialized; the product candidates that we do advance into clinical trials may not receive regulatory approval.

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

Our product candidates currently under clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays and/or prevent the receipt of the required approvals to commercialize product candidates.

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

Delays in the commencement of our clinical trials (or suspensions or terminations of such trials) could result in increased costs and/or delay our ability to pursue regulatory approvals.

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

Additionally, unacceptable adverse safety events caused by any of our product candidates that we advance into clinical trials could cause regulatory authorities to interrupt, delay or stop clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale. If any of our product candidates causes unacceptable adverse safety events in clinical trials, we may not be able to obtain regulatory approval or commercialize such products, or, if such product candidates are approved for marketing, future adverse events could cause us to withdraw such products from the market.

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

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

We have historically financed a significant portion of our growth and operations in part through the assumption of debt; should an event of default occur under any applicable loan documents, our business would be materially adversely affected. Also, our current credit arrangement with Oaktree Capital contains restrictive covenants that inhibit our and certain of our partner companies’ abilities to take certain actions.

At September 30, 2020, the total amount of debt outstanding, net of the debt discount was $51.4 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of pledged collateral, if any. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations or satisfy capital needs or to engage in, expand or pursue our business activities. Such restrictive covenants may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

On August 27, 2020, we entered into a $60.0 million senior secured credit agreement with Oaktree Fund Administration, LLC and the lenders from time to time party thereto (collectively, “Oaktree”). The Oaktree credit agreement contains certain affirmative and negative covenants restricting our and certain of our partner companies’ abilities to take certain actions, especially as pertains indebtedness, liens, investments, affiliate transactions, dispositions, prepayment of other indebtedness, dividends and other distributions (subject in each case to exceptions). The Oaktree credit agreement also contains financial covenants obligating us to maintain a minimum liquidity amount and a minimum amount of revenue, in both cases subject to exceptions. The breach of any such provisions (even, potentially, in an immaterial manner) could result in an event of default under the Oaktree credit agreement, and the restrictions imposed by such provisions may inhibit our and certain of our partner companies’ ability to enter into certain transactions or arrangements that management otherwise believes would be in our or such partner companies’ best interests.

We have a history of operating losses that is expected to continue, and we are unable to predict the extent of future losses, whether we will generate significant or any revenues or whether we will achieve or sustain profitability.

We are an early-stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We continue to generate operating losses in all periods including losses from continuing operations of approximately $101.7 million and $130.8 million for the years ended December 31, 2019 and 2018, respectively, and a loss from continuing operations of $70.0 million for the nine months ended September 30, 2020. At September 30, 2020, we had an accumulated deficit of approximately $477.5 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new partners and affiliates in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

To fund our operations and service our debt securities, which may be deemed to include our Series A Preferred Stock, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt obligations would have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock and/or preferred stock to decline.

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

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2019 and 2018 we incurred R&D expenses of approximately $75.2 million and $83.3 million, respectively, and $43.9 million for the nine months ended September 30, 2020. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs. Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner or on different terms than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy.

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

Risks Pertaining to Our Existing Operating Revenue Stream

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

Any disruptions to the capabilities, composition, size or existence of Journey’s sales force may have a significant adverse impact on our existing revenue stream. Also, with respect to future potential product candidates, if we are unable to establish and/or maintain sales and marketing capabilities or fail to enter into agreements with third parties to market, distribute and sell products that may be successfully developed, we may not be able to effectively market and sell such products and generate product revenue.

Journey’s sales force has been and is expected to continue to be an important contributor to its commercial success; any disruptions to Journey’s relationship with such sales force or the third-party contractor through which they are engaged could materially adversely affect Journey’s product sales.

Apart from Journey, we do not currently have the infrastructure for the sales, marketing and distribution of any of our product candidates, and we must build and maintain such infrastructures or make arrangements with third parties to perform these functions in order to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us or certain of our partners, or the establishment of a contract sales force, to market any products for which we may receive marketing approval is expensive and time-consuming and could delay any such product launch or compromise the successful commercialization of such products. If we are unable to establish and maintain sales and marketing capabilities or any other non-technical capabilities necessary to commercialize any products that may be successfully developed, we will need to contract with third parties to market and sell such products. We may not be able to establish arrangements with third parties on commercially reasonable terms, or at all.

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

Risks Pertaining to our Business Strategy, Structure and Organization

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

On October 12, 2020, Avenue announced that it had received a Complete Response Letter (the “CRL") from the FDA regarding Avenue’s New Drug Application for IV Tramadol. The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. Avenue’s ability to potentially commercialize IV Tramadol, and the timing of potential commercialization, is dependent on the FDA's review of Avenue’s response to the CRL and its NDA for IV Tramadol, and other items such as timely and successful completion of the terminal sterilization validation, ultimate FDA approval, and potentially additional capital.

In October 2020, InvaGen communicated to Avenue that it believes a Material Adverse Effect (as defined in the SPMA) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol, which means it is possible InvaGen could attempt to avoid its obligation to consummate the second stage closing under the SPMA. Avenue disagrees with InvaGen’s assertion that a Material Adverse Effect has occurred and has advised InvaGen of this position.

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

At September 30, 2020, Lindsay A. Rosenwald, M.D., our Chairman, President and Chief Executive Officer, beneficially owned 10.1% of our issued and outstanding capital stock. At September 30, 2020, Michael S. Weiss, our Executive Vice Chairman, Strategic Development, beneficially owned 10.9% of our issued and outstanding capital stock. By virtue of their holdings and membership on our Board of Directors, Dr. Rosenwald and Mr. Weiss may individually influence our management and our affairs and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

Risks Pertaining to Reliance on Third Parties

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

Certain our partner companies, on whose successes we largely rely, are early-stage biopharmaceutical companies with limited operating histories. To date, we have engaged primarily in acquisition, evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of September 30, 2020, we had an accumulated deficit of approximately $477.5 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

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

Risks Pertaining to the Commercialization of Product Candidates

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

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

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

As we continue to execute our growth strategy, we may be subject to further government regulation which could adversely affect our financial results, including without limitation the Investment Company Act of 1940.

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

General Risks

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

Almost all of the 99.7 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of September 30, 2020 are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, from time to time we may issue and sell shares of our Common Stock or Preferred Stock having an aggregate offering price of up to $29.5 million as of September 30, 2020. Any sale of a substantial number of shares of our Common Stock or our Preferred Stock could cause a drop in the trading price of our Common Stock or Preferred Stock on the Nasdaq Stock Market.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Credit Agreement entered into by and among Fortress Biotech, Inc., the lenders from time to time party thereto, and Oaktree Fund Administration, LLC on August 27, 2020. (*+)

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

+  Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2020	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 9, 2020	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)