Form 10-K/A
period 2020-12-31
Fortress Biotech, Inc.
filed 2021-04-09
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Fortress Biotech, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, solely to correct the date of the independent auditor opinion. No other amendments have been made to the 10-K or to the audited financial statements for the fiscal year ending December 31, 2020.

This 10-K/A does not reflect events that may have occurred subsequent to the initial filing of the 10-K and does not modify or update the disclosure contained therein in any way, other than as required to reflect the amendments discussed above.

1

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K/A.

2

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

March 31, 2021

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

(b) Exhibits.

Exhibit
Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress Biotech, Inc.

April 9, 2021	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

4