Form 10-Q
period 2021-03-31
Fortress Biotech, Inc.
filed 2021-05-17
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of May 13, 2021
Common Stock, $0.001 par value	97,319,238
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

SUMMARY RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Item 1A, and the other reports and documents that we have filed with the Securities and Exchange Commission (“SEC”).  As used below and throughout this filing (including in the risk factors described in Item 1A), the words “we”, “us” and “our” may refer to Fortress Biotech, Inc. individually or together with one or more partner companies, as dictated by context.

Risks Inherent in Drug Development

●	Many of our and our partner companies’ product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our or our partner companies’ products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and we expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, which lending agreements may restrict our operations. Further, the occurrence of any default event under any applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	If we raise additional capital by issuing securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Ximino, Targadox, Accutane, and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	The majority of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition; the introduction of new competitor products, or an increase in market share of existing competitor products, could have a significant adverse effect on our operating income. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We have also entered into several arrangements under which we have agreed to contingent dispositions of partner companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business.
●	We act as guarantor and/or indemnitor of certain obligations of our subsidiaries and affiliates, which could require us to pay substantial amounts based on the actions of said subsidiaries or affiliates.

3

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial supplies for products. Such reliance on third-parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (PTO), such as the Paragraph IV certification made by Perrigo pertaining to the patents covering Qbrexza, a product being commercialized by our partner company Journey. Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of sales of that product in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our products are not broadly accepted by the healthcare community, the revenues from any such product are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

4

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$289,897	$233,351
Accounts receivable, net	19,439	19,349
Inventory	2,291	1,404
Other receivables - related party	849	744
Prepaid expenses and other current assets	5,517	6,723
Total current assets	317,993	261,571

Property and equipment, net	12,291	11,923
Operating lease right-of-use asset, net	20,072	20,487
Restricted cash	1,645	1,645
Long-term investment, at fair value	23,479	17,566
Intangible asset, net	14,442	14,629
Other assets	1,121	1,013
Total assets	$391,043	$328,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$39,181	$40,674
Deferred revenue	7,200	—
Income taxes payable	136	136
Operating lease liabilities, short-term	1,840	1,849
Partner company note payable, short-term	5,463	5,300
Total current liabilities	53,820	47,959

Notes payable, long-term (net of debt discount of $8,014 and $8,323 at March 31, 2021 and December 31, 2020, respectively)	51,986	51,677
Operating lease liabilities, long-term	22,447	22,891
Partner company note payable, long-term	5,613	7,359
Partner company convertible preferred shares	10,687	—
Partner company derivative warrant liability	362	—
Other long-term liabilities	1,903	1,949
Total liabilities	146,818	131,835

Commitments and contingencies

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively, liquidation value of $25.00 per share	3	3
Common stock, $.001 par value, 150,000,000 shares authorized, 97,263,054 and 94,877,492 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	97	95
Additional paid-in-capital	597,384	583,000
Accumulated deficit	(491,582)	(482,760)
Total stockholders' equity attributed to the Company	105,902	100,338

Non-controlling interests	138,323	96,661
Total stockholders' equity	244,225	196,999
Total liabilities and stockholders' equity	$391,043	$328,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Product revenue, net	$10,719	$11,946
Collaboration revenue	800	—
Revenue - related party	68	972
Net revenue	11,587	12,918

Operating expenses
Cost of goods sold - product revenue	3,908	3,810
Research and development	20,028	14,867
Research and development - licenses acquired	126	250
Selling, general and administrative	17,542	15,519
Total operating expenses	41,604	34,446
Loss from operations	(30,017)	(21,528)

Other income (expense)
Interest income	227	627
Interest expense and financing fee	(2,189)	(3,125)
Change in fair value of investments	5,913	—
Change in fair value of derivative liability	—	(42)
Total other income (expense)	3,951	(2,540)
Net loss	(26,066)	(24,068)

Less: net loss attributable to non-controlling interests	17,244	11,698
Net loss attributable to common stockholders	$(8,822)	$(12,370)

Net loss per common share - basic and diluted	$(0.32)	$(0.38)
Net loss per common share attributable to non - controlling interests - basic and diluted	$(0.21)	$(0.18)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.11)	$(0.19)

Weighted average common shares outstanding - basic and diluted	80,851,671	63,496,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Three Months Ended March 31, 2021

								Total
	Series A Perpetual							Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2020	3,427,138	$3	94,877,492	$95	$583,000	$(482,760)	$96,661	$196,999
Stock-based compensation expense	—	—	—	—	3,773	—	—	3,773
Issuance of common stock related to equity plans	—	—	2,385,562	2	(2)	—	—	—
Preferred A dividends declared and paid	—	—	—	—	(2,007)	—	—	(2,007)
Partner company’s at-the-market offering, net	—	—	—	—	71,422	—	—	71,422
Partner company’s exercise of options for cash	—	—	—	—	7	—	—	7
Issuance of common stock under partner company’s ESPP	—	—	—	—	158	—	—	158
Partner company’s dividends declared and paid	—	—	—	—	(187)	—	—	(187)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	126	—	—	126
Non-controlling interest in partner companies	—	—	—	—	(58,906)	—	58,906	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(17,244)	(17,244)
Net loss attributable to common stockholders	—	—	—	—	—	(8,822)	—	(8,822)
Balance at March 31, 2021	3,427,138	$3	97,263,054	$97	$597,384	$(491,582)	$138,323	$244,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands)

(Unaudited)

For the Three Months Ended 3/31/2020

										Total
	Series A Perpetual									Stockholders’
	Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2019	1,341,167	$1	74,027,425	$74	$500	$—	$461,874	$(436,234)	$46,317	$72,532
Stock-based compensation expense	—	—	—	—	—	—	3,400	—	—	3,400
Issuance of common stock related to equity plans	—	—	1,952,407	2	—	—	(2)	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	2,341,000	3	—	—	5,877	—	—	5,880
Preferred A dividends declared and paid	—	—	—	—	—	—	(1,207)	—	—	(1,207)
Repurchase of Series A preferred stock for cash, net	(5,000)	—	—	—	—	(70)	(2)	—		(72)
Issuance of Series A preferred stock for cash, net	718,750	1	—	—	—	—	13,066	—	—	13,067
Partner company’s at-the-market offering, net	—	—	—	—	—	—	4,910	—	—	4,910
Partner company’s exercise of warrants for cash	—	—	—	—	—	—	13	—	—	13
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	—	169	—	—	169
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	251,337	—	(500)	—	500	—	—	—
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	—	—	—	506	—	—	—	—	506
Common shares issuable for 2019 Notes interest expense	—	—	—	—	155	—	—	—	—	155
Non-controlling interest in partner companies	—	—	—	—	—	—	(3,438)	—	3,438	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(11,698)	(11,698)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(12,370)	—	(12,370)
Balance at March 31, 2020	2,054,917	$2	78,572,169	$79	$661	$(70)	$485,160	$(448,604)	$38,057	$75,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(26,066)	$(24,068)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	603	527
Bad debt expense	70	—
Amortization of debt discount	309	747
Non-cash interest	221	150
Amortization of product revenue license fee	584	355
Amortization of operating lease right-of-use assets	415	403
Stock-based compensation expense	3,773	3,400
Issuance of partner company’s common shares for research and development expenses	126	—
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	506
Common shares issuable for 2019 Notes interest expense	—	155
Change in fair value of derivative liability	—	42
Change in fair value of investment	(5,913)	—
Research and development-licenses acquired, expense	—	250
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(160)	(2,271)
Inventory	(887)	88
Other receivables - related party	(105)	(888)
Prepaid expenses and other current assets	1,206	(393)
Other assets	(108)	(195)
Accounts payable and accrued expenses	(2,457)	(612)
Accounts payable and accrued expenses - related party	—	13
Interest payable	—	39
Interest payable - related party	—	(39)
Deferred revenue	7,200	—
Lease liabilities	(453)	(54)
Other long-term liabilities	(46)	(47)
Net cash used in operating activities	(21,688)	(21,892)

Cash Flows from Investing Activities:
Purchase of research and development licenses	—	(1,250)
Purchase of property and equipment	(458)	(526)
Net cash used in investing activities	(458)	(1,776)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(2,007)	$(1,207)
Purchase of treasury stock	—	(70)
Payment of costs related to purchase of treasury stock	—	(2)
Proceeds from issuance of Series A perpetual preferred stock	—	14,375
Payment of costs related to issuance of Series A perpetual preferred stock	—	(1,213)
Proceeds from issuance of common stock for at-the-market offering	—	6,068
Payment of costs related to issuance of common stock for at-the-market offering	—	(188)
Proceeds from partner companies' ESPP	158	169
Partner company’s dividends declared and paid	(187)	—
Payment of costs related to partner companies' sale of stock	—	(69)
Proceeds from partner companies' at-the-market offering	72,947	4,997
Payment of costs related to partner companies' at-the-market offering	(1,584)	(87)
Payment of costs related to partner company's preferred stock offering	(13)	—
Proceeds from exercise of partner company’s warrants	—	13
Proceeds from exercise of partner company’s options	7	—
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	—	(26)
Payment of debt issuance costs associated with 2018 Venture Notes	—	(7)
Payment of debt issuance costs associated with Oaktree Note	(13)	—
Repayment of partner company note payable	(1,800)	—
Proceeds from partner company convertible preferred shares	12,537	—
Payment of debt issuance costs associated with partner company convertible preferred shares	(1,353)	—
Net cash provided by financing activities	78,692	22,753

Net increase (decrease) in cash and cash equivalents and restricted cash	56,546	(915)
Cash and cash equivalents and restricted cash at beginning of period	234,996	153,432
Cash and cash equivalents and restricted cash at end of period	$291,542	$152,517

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,670	$1,609

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$2	$2
Common shares issued from 2017 Subordinated Note Financing interest expense	$—	$500
Unpaid fixed assets	$545	$540
Partner company's unpaid intangible assets	$400	$—
Unpaid debt offering cost	$—	$8
Unpaid partner company’s debt offering cost	$135	$—
Partner company derivative warrant liability associated with partner company convertible preferred shares	$362	$—
Unpaid at-the-market offering cost	$—	$6
Unpaid partner company’s at-the-market offering cost	$25	$—
Unpaid Series A perpetual preferred stock offering cost	$—	$98
Unpaid research and development licenses acquired	$—	$350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which the Company does at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities the Company founded and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprised of scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Fortress through its partner companies has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, and AstraZeneca plc.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings. To date, three partner companies are publicly-traded, and three have consummated strategic partnerships with industry leaders Alexion Pharmaceuticals, Inc., InvaGen Pharmaceuticals, Inc. (“InvaGen”) (a subsidiary of Cipla Limited) and Sentynl Therapeutics, Inc. (“Sentynl”).

Several of our partner companies possess licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Baergic Bio, Inc. (“Baergic”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), FBIO Acquisition Corp. VIII, Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”) and Oncogenuity, Inc. (“Oncogenuity”).

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of Avenue, Checkpoint and Mustang. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2021, from which the Company derived the balance sheet data at December 31, 2020, as well as Checkpoint’s Form 10-K, filed with the SEC on March 12, 2021, Mustang’s Form 10-K, filed with the SEC on March 24, 2021, and Avenue’s Form 10-K, filed with the SEC on March 31, 2021.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value of stock options and warrants, stock-based compensation, common stock issued to acquire licenses, investments, accrued expenses, provisions for income taxes, and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report, other than the accounting for partner company convertible preferred shares and sequencing.

Partner Company Convertible Preferred Shares

The Journey 8% Cumulative Convertible Class A Preferred Stock (“Journey Preferred Stock”) includes settlement features that result in liability classification. The initial carrying value of the Journey Preferred Stock is accreted to the expected settlement value, a fixed monetary amount to be settled by issuing a variable number of Journey common shares. The discount to the settlement value is accreted to interest expense using the effective interest method.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sequencing

On March 31, 2021, the Company adopted a sequencing policy under accounting Standards Codification (“ASC”) 815-40-35 Derivatives and Hedging (“ASC 815”) whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities convertible or exchangeable for a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.  Pursuant to ASC 815, grants or issuances of securities or options to the Company’s non-employees, employees or directors are not subject to the sequencing policy.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, the Company’s adoption of this guidance did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its financial statements.

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

3. Collaboration and Stock Purchase Agreements

Cyprium

Agreement with Sentynl Therapeutics, Inc. (“Sentynl”)

On February 24, 2021, Cyprium entered into an asset purchase agreement with Sentynl. Pursuant to the terms of the agreement, Sentynl paid Cyprium an upfront fee of $8.0 million specifically earmarked to complete the CUTX-101 development program for the treatment of Menkes disease, through the filing of Cyprium’s New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”).  As further compensation, Cyprium will receive an additional $12.0 million to be paid (i) $3.0 million upon NDA acceptance by the FDA and (ii) $9.0 million upon FDA approval of the NDA and transfer of CUTX-101 to Sentynl.  The Company will recognize revenue associated with these future milestones based upon achievement.  At March 31, 2021, none of these future milestones were deemed probable.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Upon the transfer of CUTX-101 to Sentynl, Cyprium is eligible to earn an additional five potential sales milestones totaling $255.0 million in addition to royalties on CUTX-101 net sales ranging from mid-single digits up to the mid-twenties. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval for CUTX-101.

The Company determined that this agreement falls within the scope of ASC 606-10-15-3 Revenue from Contracts with Customers (“ASC-606”) and ASC 808-10-15-5A Revenue from Collaborative Arrangements (“ASC-808”) and as such the Company will recognize revenue in connection with achievement of two future development milestone payments.

In connection with the $8.0 million upfront payment at March 31, 2021, the Company will recognize revenue using an input method based upon the costs incurred to date to the total estimated costs to complete the development activities.  Accordingly, the Company will recognize revenue over the period in which the development activities are expected to occur.  For the three month period ending March 31, 2021, the company recognized revenue of $0.8 million. No revenue was recognized in connection with this agreement in 2020.

Avenue

Agreement with InvaGen

On November 12, 2018, Avenue entered into a Stock Purchase and Merger Agreement (the “Avenue SPMA”) with InvaGen Pharmaceuticals Inc. (“InvaGen”), and Madison Pharmaceuticals Inc. (the “Merger Sub”), under which Avenue would be sold to InvaGen in a two-stage transaction. The first stage of the strategic transaction between InvaGen and Avenue closed in February 2019. InvaGen acquired approximately 5.8 million shares of Avenue’s common stock at $6.00 per share for total gross consideration of $35.0 million, representing a 33.3% stake in Avenue’s capital stock on a fully diluted basis (the “Stock Purchase Transaction”). At the second stage closing, InvaGen would acquire the remaining shares of Avenue’s common stock, for $180 million, pursuant to a reverse triangular merger (the “Merger Transaction’).

Consummation of the Merger Transaction is conditioned upon, among other things, U.S. Federal Drug Administration (“FDA”) approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the Avenue SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the Avenue SPMA with respect to the Merger Transaction. As of the date of this report, Avenue has not received approval from the FDA for IV Tramadol. As a result, InvaGen is no longer subject to the mandatory closing obligations under the Avenue SPMA, but retains an option to complete the Merger Transaction until October 31, 2021, and also retains the option to terminate the Avenue SPMA.

In the event that InvaGen does not exercise its right to terminate the Avenue SPMA, certain restrictions relating to Avenue’s ability to raise capital and explore strategic alternatives, among other things, could exist through October 31, 2021, the time at which Avenue can choose to terminate the Avenue SPMA. In the event of termination of the Avenue SPMA, InvaGen will retain certain other rights pursuant to the Stockholder’s Agreement entered into on November 12, 2018 between Avenue and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the Stock Purchase Transaction, and include, among other things, the right to restrict Avenue from certain equity issuances and changes to Avenue’s capital stock without obtaining InvaGen’s prior written consent.

Subject to the terms and conditions described in the Avenue SPMA, InvaGen may also (in its sole discretion) provide interim financing to Avenue in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing would be deducted from the aggregate consideration payable to the Avenue stockholders by virtue of the Merger Transaction. There have been no amounts drawn upon this interim financing as of March 31, 2021.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Over the past several months, Avenue has communicated with InvaGen relating to InvaGen’s assertions that Material Adverse Effects (as defined in the Avenue SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol.  Additionally, in connection with the resubmission of Avenue’s NDA in February 2021, InvaGen communicated to Avenue that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the Avenue SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. InvaGen has communicated to Avenue its desire to consider all options on the proposed merger, including the option to not consummate the merger. Since Avenue did not receive FDA approval for IV Tramadol by April 30, 2021, these assertions have no impact as to whether InvaGen is obligated to close the Avenue SPMA, because, as discussed above, InvaGen no longer has such an obligation. As a result, the possible timing and likelihood of the completion of the merger are uncertain.There can be no assurance that the Merger Transaction will be completed on the expected terms, anticipated schedule, or at all. It is also possible InvaGen could attempt to pursue monetary claims against Avenue and/or Fortress.

Avenue is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2021, Avenue had an accumulated deficit of $74.3 million.

On October 12, 2020, Avenue announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, Avenue resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission follows the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a Prescription Drug User Fee Act goal date of April 12, 2021 and informed Avenue that it had not yet completed its review of the NDA resubmission. Avenue’s ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of Avenue’s resubmission of its NDA for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol, and potentially on whether or not Avenue  procures additional capital.

As of March 31, 2021, Avenue had cash and cash equivalents of $1.8 million. In the event that IV Tramadol is approved by the FDA, this triggers an obligation by Avenue to make $5.0 million in contractual milestone payments, for which Avenue currently does not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, Avenue believes that its cash and cash equivalents should be sufficient to fund its operating expenses only through the end of the second quarter of 2021.  Avenue will need to secure additional funds through equity or debt offerings, or other potential sources. Avenue cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about Avenue’s ability to continue as a going concern within one year from the date of this report.

In light of the foregoing, it may be necessary at some point for Avenue to seek protection under Chapter 11 of the United States Bankruptcy Code, which could have a material adverse impact on Avenue’s business, financial condition, operations and could place its shareholders at significant risk of losing all of their investment.  In any such Chapter 11 proceeding, Avenue may seek to restructure its obligations or commence an orderly wind-down of its operations and sale of its assets, in either event, holders of equity interests could receive or retain little or no recovery. We also note that the process of exploring refinancing or restructuring alternatives, including those under Chapter 11, may be disruptive to Avenue’s business and operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	March 31,	December 31,
($ in thousands)	(Years)	2021	2020

	(Unaudited)
Computer equipment	3	$663	$663
Furniture and fixtures	5	1,211	1,199
Machinery & equipment	5	5,748	5,748
Leasehold improvements	2-15	10,580	10,580
Construction in progress [1]	N/A	1,458	499
Total property and equipment		19,660	18,689
Less: Accumulated depreciation		(7,369)	(6,766)
Property and equipment, net		$12,291	$11,923

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended March 31, 2021 and 2020 was approximately $0.6 million and $0.5 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statement of Operations.

5. Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Fair Value of Caelum

As of March 31, 2021, the Company valued its investment in Caelum in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $23.5 million based on a per share value of $3.25. As of March 31, 2021, the following inputs were utilized to derive the value: risk free rate of return of 0.07%, volatility of 70% and a discount for lack of marketability of 41.3%.

As of December 31, 2020, the Company valued its investment in Caelum in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $17.6 million based on a per share value of $2.43. As of December 31, 2020, the following inputs were utilized to derive the value: risk free rate of return of 0.36%, volatility of 70% and a discount for lack of marketability of 21.0% to 31.0% based on various scenarios. Further, the Company considered the impact of the acquisition of Alexion by AZ, which if consummated, will shorted the timeframe in which the option will be exercised in accordance with the second A&R DOSPA (see Note 3.)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Journey Warrant Liability

The fair value of Journey’s Contingently Issuable Warrants in connection with Journey’s preferred offering (see Note 10), was measured using a Monte Carlo simulation valuation methodology.  A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Journey’s warrant liability that are categorized within Level 3 of the fair value hierarchy as of March 2021 was as follows:

March 31, 2021
Risk-free interest rate	0.92%
Expected dividend yield	—
Expected term in years	1.5
Expected volatility	50%
Probability of issuance of the warrant	100%

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value as of March 31, 2021 and December 31, 2020:

	Fair Value Measurement as of March 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$23,479	$23,479
Total	$—	$—	$23,479	$23,479

	Fair Value Measurement as of March 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$—	$—	$362	$362
Total	$—	$—	$362	$362

	Fair Value Measurement as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$17,566	$17,566
Total	$—	$—	$17,566	$17,566

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments as of March 31, 2021:

Investment in
($ in thousands)	Caelum
Balance at December 31, 2020	$17,566
Change in fair value of investments	5,913
Balance at March 31, 2021	$23,479

Warrants
($ in thousands)	liabilities
Balance at December 31, 2020	$—
Additions - partner company	362
Balance at March 31, 2021	$362

As of March 31, 2021, no transfers occurred between Level 1, Level 2, and Level 3 instruments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its partner companies require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three months ended March 31, 2021 and 2020, the purchase price of licenses acquired was classified as research and development-licenses acquired in the Condensed Consolidated Statement of Operations as reflected in the following table:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Partner companies:
Mustang	$—	$250
Aevitas	25	—
FBIO Acquisition Corp VIII	101	—
Total	$126	$250

Aevitas

For the quarter ended March 31, 2021 and 2020, Aevitas recorded $25,000 and nil, respectively, in connection with its license agreement.

FBIO Acquisition Corp VIII

On November 25, 2020, FBIO Acquisition Corp. VIII entered into a license agreement with Fuji Yakuhin Co., LTD (“Fuji”), a Japanese corporation, for the rights to develop Fuji’s novel selective urate reabsorption inhibitor known as Dotinurad in the United States, United Kingdom, European Union and Canada.

Mustang

For the three months ended March 31, 2021 and 2020, Mustang recorded nil and $0.3 million, respectively, in connection with its license agreement with City of Hope (“COH”).  The $0.3 million represented a non-refundable milestone payment in connection with the twelfth patient treated in the Phase 1 clinical study of MB-103 at COH for the three months ended March 31, 2020.

7. Sponsored Research and Clinical Trial Agreements

Aevitas

In 2018, Aevitas entered into a Sponsored Research Agreement (“SRA”) with the Trustees of the University of Pennsylvania (“UPenn SRA”), as amended in July 2019, for certain continued research and development activities related to the development of adeno-associated virus (“AAV”) gene therapies in complement-mediated diseases. Also in 2018, Aevitas entered into an SRA with the University of Massachusetts (“UMass SRA”), as amended in January 2020,  for certain continued research and development activities related to the development of AAV. For the three months ended March 31, 2021 and 2020, Aevitas recorded the following expense in connection with its sponsored research and clinical trial agreements:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
UMass SRA	$248	$—
UPenn SRA	—	281
Total	$248	$281

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mustang

For the three months ended March 31, 2021 and 2020, Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
City of Hope National Medical Center	$—	$500
IL13Rα2 (MB-101)	514	92
CD123 (MB-102)	205	230
CS1 (MB-104)	175	—
HER2 (MB-103)	123	—
PSCA (MB-105)	50	—
Fred Hutchinson Cancer Research Center - CD20 (MB-106)	671	527
St. Jude Children's Research Hospital - XSCID (MB-107)	104	—
Total	$1,842	$1,349

City of Hope Sponsored Research Agreement

In March 2015, in connection with Mustang’s license with COH for the development of chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology, Mustang entered into a Sponsored Research Agreement in which Mustang will fund continued research in the amount of $2.0 million per year, payable in four equal annual installments, through the first quarter of 2020. The research covered under this arrangement is for the IL13Rα2-directed CAR T program (MB-101), the CD123-directed CAR T program (MB-102) and the Spacer technology. For the three months ended March 31, 2021 and 2020, Mustang recorded expense of nil and $0.5 million, respectively, in research and development expense in the Company’s Condensed Consolidated Statement of Operations.

IL13Rα2 (MB-101) Clinical Research Support Agreements

On February 17, 2017, Mustang entered into a Clinical Research Support Agreement for the  IL13Rα2-directed CAR T program (the “IL13Rα2 GBM CRA”) with COH. Pursuant to the terms of this agreement Mustang made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the IL13Rα2-directed CAR T program.

In October 2020, Mustang entered into a Clinical Research Support Agreement with COH for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”). Pursuant to the terms of the IL13Rα2 Leptomeningeal CRA, Mustang made an upfront payment of approximately $29,000 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, the Company agreed to fund approximately $0.2 million annually pertaining to the clinical development of the IL13Rα2-directed CAR T program.

For the three months ended March 31, 2021 and 2020, Mustang recorded approximately $0.5 million and $0.1 million, respectively, in research and development expense in the Company’s Condensed Consolidated Statement of Operations.

CD123 (MB-102) Clinical Research Support Agreement

On February 17, 2017, Mustang entered into a Clinical Research Support Agreement for the CD123-directed CAR T program. Pursuant to the terms of this agreement, Mustang made an upfront payment of approximately $20,000 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the CD123-directed CAR T program. For the three months ended March 31, 2021 and 2020, Mustang recorded approximately $0.2 million and $0.2 million, respectively, in research and development expense in the Company’s Condensed Consolidated Statement of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

CS1(MB-104) Clinical Research and Support Agreement with COH

In June 2020, Mustang entered into a clinical research and support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: "Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma." The CAR T being studied under this protocol has been designated by Mustang as MB-104. Under the terms of the agreement Mustang paid COH $0.8 million during the three months ended March 31, 2020 for costs incurred and will reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of the final study report or earlier. Expense of $0.2 million and nil was incurred for the three months ended March 31, 2021 and 2020, respectively.

HER2 (MB-103) Clinical Research Support Agreement

In September 2020, Mustang entered into a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma.” The CAR T being studied under this protocol has been designated as MB-103. Under the terms of the agreement Mustang paid COH approximately $29,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. For the three months ended March 31, 2021 and 2020, Mustang recorded $0.1 million and nil, respectively, in research and development expense in the Company’s Condensed Consolidated Statement of Operations pursuant to this agreement.

PSCA (MB-105) Clinical Research Support Agreement

In October 2020, Mustang entered into a clinical research support agreement with COH in connection with an investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1b study to evaluate PSCA-specific chimeric antigen receptor (CAR)-T cells for patients with metastatic castration resistant prostate cancer.” The CAR T being studied under this protocol has been designated as MB-105. Under the terms of the agreement Mustang paid COH $33,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier. For the three months ended March 31, 2021 and 2020, Mustang recorded $0.1 million and nil, respectively, in research and development expense in the Company’s Condensed Consolidated Statement of Operations pursuant to this agreement.

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

On July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Research Center (“Fred Hutch”), Mustang entered into an investigator-initiated clinical trial agreement (“CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, Mustang agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. For the three months ended March 31, 2021 and 2020, Mustang recorded $0.7 million and $0.5 million of expense, respectively, related to this agreement in research and development expense in the Company’s Condensed Consolidated Statement of Operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, Mustang entered into a Data Transfer Agreement with St. Jude Children’s Research Center (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked Severe Combined Immunodeficiency (“XSCID”).  Pursuant to the terms of this agreement Mustang paid an upfront fee of $1.1 million on July 1, 2020 and will continue to reimburse St. Jude for costs incurred in connection with this trial. For the three months ended March 31, 2021 and 2020, Mustang recorded $0.1 million and nil, respectively, related to this agreement in research and development expense in the Company’s Condensed Consolidated Statement of Operations.

Oncogenuity

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Columbia	$188	$—
Oxford	79	—
McCormick Labs	56	—
Total	$323	$—

Columbia Sponsored Research Agreement

Pursuant to the terms of a SRA entered into with the Trustees of Columbia University in the City of New York (“Columbia”) in May 2020, to develop novel oligonucleotides for the treatment of genetically driven cancers (the “Columbia SRA”), Oncogenuity will make semi-annual research payments to Columbia semiannually for five years ending in November 2024, such payments not to exceed $4.8 million. For the three months ended March 31, 2021, Oncogenuity recorded expense of $0.2 million and nil, respectively, in research and development in the Company’s Condensed Consolidated Statement of Operations.

The Regents of the University of California Sponsored Research Agreement

In December 2020, Oncogenuity entered into a SRA with The Regents of the University of California, with Frank McCormick PhD, FRS as principal investigator (“McCormick SRA”). For the three months ended March 31, 2021, Oncogenuity recorded expense of $0.1 million in research and development in the Company’s Condensed Consolidated Statement of Operations. No expense was recorded in 2020.

The Chancellor Masters and Scholars of the University of Oxford Sponsored Research Agreement

In December, 2020, Oncogenuity entered into a Sponsored Research Agreement with The Chancellor Masters and Scholars of the University of Oxford, (the “Oxford SRA”). For the three months ended March 31, 2021, Oncogenuity recorded expense of $0.1 million in research and development in the Company’s Condensed Consolidated Statement of Operations. No expense was recorded in 2020.

8. Intangibles, net

The table below provides a summary of the Journey intangible assets as of March 31, 2021 and December 31, 2020, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	March 31, 2021	December 31, 2020
		(Unaudited)
Total Intangible assets – asset purchases	3 to 7	$19,003	$18,606
Accumulated amortization		(4,561)	(3,977)
Net intangible assets		$14,442	$14,629

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below provides a summary for the three months ended March 31, 2021, of Journey’s recognized expense related to its product licenses, which was recorded in costs of goods sold on the Condensed Consolidated Statement of Operations:

Intangible
($ in thousands)	Assets, Net
Beginning balance at January 1, 2021	$14,629
Additions:
Exelderm milestone	397
Amortization expense	(584)
Ending balance at March 31, 2021	$14,442

The future amortization of these intangible assets is as follows:

				Total
($ in thousands)	Ximino®	Exelderm®	Accutane®	Amortization
Nine Months Ended December 31, 2021	$764	$417	$709	$1,890
Year Ended December 31, 2022	1,019	—	946	1,965
Year Ended December 31, 2023	1,019	—	945	1,964
Year Ended December 31, 2024	1,019	—	946	1,965
Year Ended December 31, 2025	1,019	—	945	1,964
Thereafter	595	—	158	753
Sub-total	$5,435	$417	$4,649	$10,501
Assets not yet placed in service:
Anti-itch product license acquisition (amortization commencing second half of 2021)	—	—	—	3,941
Total	$5,435	$417	$4,649	$14,442

9. Debt and Interest

Debt

Total debt consists of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
($ in thousands)	2021	2020	Interest rate	Maturity
	(Unaudited)
Total notes payable - Oaktree Note	$60,000	$60,000	11.00%	August - 2025
Less: Discount on notes payable	(8,014)	(8,323)
Total notes payable	$51,986	$51,677

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest; fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended March 31,
	2021			2020
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
IDB Note[1]	$—	$—	$—	$84	$-	$84
2017 Subordinated Note Financing[2]	—	—	—	1,084	312	1,396
2019 Notes[3]	—	—	—	269	—	269
2018 Venture Notes[4]	—	—	—	433	176	609
LOC Fees	9	—	9	15	—	15
Mustang Horizon Notes[5]	—	—	—	341	259	600
Oaktree Note	1,650	309	1,959	—	—	—
Note Payable[6]	221	—	221	150	—	150
Other	—	—	—	2	—	2
Total Interest Expense and Financing Fee	$1,880	$309	$2,189	$2,378	$747	$3,125

Note 1:	During August 2020, the Company repaid the IDB Note utilizing the cash collateral securing the IDB Note, which was classified as restricted cash on the Company’s Condensed Consolidated Balance Sheet.

Note 2: In August 2020, the Company used certain proceeds from the Oaktree Note to pay off the $28.4 million balance previously outstanding under the 2017 Subordinated Note Financing.

Note 3: August 2020, the Company used certain proceeds from the Oaktree Note to pay off the $9.0 million balance previously outstanding under the 2019 Notes.

Note 4: In August 2020, the Company used certain proceeds from the Oaktree Note to pay off the $21.7 million balance previously outstanding under the 2018 Venture Notes.

Note 5: In September 2020, Mustang repaid the amount outstanding under the Horizon Notes in full, which was comprised of $15.0 million face value of the outstanding notes, $0.1 million in accrued and unpaid interest, a $0.8 million final payment fee and prepayment penalties of $0.6 million.

Note 6: Imputed interest expense related to Journey’s agreements for Ximino and Accutane.

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

Pursuant to the terms of the Agreement on the Closing Date the Company paid Oaktree an upfront commitment fee equal to 3% of the $60.0 million, or $1.8 million.  In addition, the Company paid a $35,000 Agency fee to the Agent which was due on the Closing Date and will be due annually, together with fees of $2.5 million, directly to third parties involved in the transaction.

In connection with the Oaktree Note, the Company issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of common stock (see Note 14) with a relative fair value of $4.4 million.

The Company recorded the fees totaling $8.7 million ($1.8 million to Oaktree, $2.5 million of expenses paid to third-parties and $4.4 million representing the relative fair value of the Oaktree Warrants) to debt discount.  These costs are being amortized over the term of the Oaktree Note.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Journey Working Capital Line of Credit

On March 31, 2021 (the “Closing Date”), Journey entered into a Loan and Security Agreement with East West Bank (“EWB Loan”) under which Journey may request advances in aggregate not exceeding the lesser of: (i) the Revolving Line of $7.5 million and (ii) a Borrowing Base representing approximately 85% of Journey’s eligible accounts receivable.  Advances bear interest on the outstanding daily balance, at a floating rate of 1.0% above the Prime Rate set by EWB.  Interest is due and payable on the last day of the month. The EWB Loan matures on March 31, 2024.

Journey paid an origination fee of $56,250 on the Closing Date in connection with the issuance of the EWB Loan. In addition, Journey agreed to pay certain third party fees incurred by EWB, as well as legal fees incurred by Journey in connection with the EWB Loan totaling approximately $0.1 million. As of March 31, 2021 fees totaling approximately $0.1 million were recorded as a deferred asset on the Condensed Consolidated Balance Sheet.

As of March 31, 2021 Journey had no outstanding advances under the EWB Loan.

10. Partner Company Convertible Preferred Shares

In March 2021, our partner company Journey commenced an offering of Journey 8% Cumulative Convertible Class A Preferred Stock (the “Journey Offering”) in an aggregate minimum amount of $12.5 million and an aggregate maximum amount of $30.0 million, which may be increased if Journey and the placement agent agree to do so. The Journey Offering commenced on March 31, 2021 and, unless extended, will terminate on May 31, 2021.

Although the Journey 8% Cumulative Convertible Class A Preferred Stock (“Journey Preferred A”) is in the form of preferred stock, in substance this instrument is accounted for as a liability on the Company’s Condensed Consolidated Balance Sheet.

Dividends on the Journey Preferred A will be paid quarterly in shares of the Company’s common stock based upon a 7.5% discount to the average trading price over the 10-day period preceding the dividend payment date. In addition, if the Journey Preferred A has not been converted into Journey common stock upon a sale of Journey or a financing of Journey in an amount of at least $25.0 million within a year of the closing (extendable by another six months at Journey’s option), then the Journey Preferred A will be exchanged for shares of the Company’s common stock, also based upon a 7.5% discount to the average Company common stock trading price over the 10-day period preceding such exchange. Furthermore, the Company is obligated to file one or more registration statements covering the issuance of shares that result from such dividends/exchange. As consideration for the foregoing Journey will issue to the Company additional shares of Journey common stock, debt securities, or a combination of the foregoing.

National Securities Corporation (“National”) is the exclusive placement agent for the Journey Offering and will receive a 10% fee on gross proceeds raised, plus either warrants to purchase 5% of the Journey common stock into which the Journey Preferred A converts (in the event of a sale of Journey or a qualified financing) or 5% of the Company common stock for which the Journey Preferred A is exchanged (in the event neither a sale of Journey nor a qualified financing occurs), in addition to reimbursement of legal and other expenses.

The Company evaluated the terms of the Journey Offering under ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability. The value at conversion does not vary with the value of Journey’s common shares, so the settlement provision would not be considered a conversion feature. Accordingly, the Company determined a liability classification is appropriate.

On March 31, 2021, Journey completed its first close in connection with the Journey Offering.  In connection with the first close, Journey issued an aggregate of 501,480 Journey Preferred A shares at a price of $25.00 per share, for gross proceeds of $12.5 million. Following the payment of placement agent fees of $1.2 million, and other expenses of $0.1 million, Journey received $11.2 million of net proceeds.  At March 31, 2021 the Company recorded this transaction on the Condensed Consolidated Balance Sheet as a liability of $12.5 million of partner company convertible preferred shares, which is the fair value at initial recognition, and $1.3 million of debt discount associated with the share settled debt. The initial carrying value of the Journey Preferred A is accreted to the settlement value.  The discount to the settlement value is accreted to interest expense using the effective interest method.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Accrued Liabilities and other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following:

	March 31,	December 31,
($ in thousands)	2021	2020
	(Unaudited)
Accrued expenses:
Professional fees	$1,592	$1,236
Salaries, bonus and related benefits	5,983	6,701
Research and development	4,234	5,007
Research and development - manufacturing	—	518
Research and development - license maintenance fees	564	461
Research and development - milestones	600	600
Accrued royalties payable	2,048	2,682
Accrued coupon expense	10,944	10,869
Other	1,846	1,188
Total accrued expenses	$27,811	$29,262

Other long-term liabilities:
Deferred rent and long-term lease abandonment charge[1]	$1,903	$1,949
Partner company note payable, long-term:
Ximino agreement[2]	3,790	3,622
Isotretinoin agreement[3]	1,823	2,792
Anti-itch product agreement[4]	—	945
Total other long-term liabilities and partner company note payable, long-term	$7,516	$9,308

Note 1:	As of March 31, 2021, and December 31, 2020, the balance consists of deferred charges related to build-out of the New York facility.
Note 2:

As of March 31, 2021, and December 31, 2020, the imputed interest discount was $1.2 million and $1.4 million, respectively, in connection with its acquisition of Ximino in July 2019.  As of March 31, 2021, and December 31, 2020, $2.0 million and $2.0 million, respectively, of note payable was classified as short-term.

Note 3:

As of March 31, 2021, and December 31, 2020, the imputed discount balance was $0.2 million and $0.2 million, respectively.  The imputed interest discount was calculated utilizing a 4.00% effective rate, which represents the market rate for an asset-backed three year loan, secured by receivables. As of March 31, 2021, and December 31, 2020, $1.5 million and $0.5 million, respectively, of note payable was classified as short-term.

Note 4:  As of March 31, 2021, and December 31, 2020, the imputed discount balance was approximately $37,000 and $0.1 million, respectively in connection with its acquisition of an anti-itch product. The imputed interest discount was calculated utilizing a 4.25% effective rate, which represents the market rate for an asset-backed three year loan, secured by receivables. As of March 31, 2021, and December 31, 2020, $2.0 million and $2.8 million, respectively, of note payable was classified as partner company note payable, short-term on the Company’s Condensed Consolidated Balance Sheet.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

		For the three months ended
	As of March 31, 2021	March 31, 2021	As of March 31, 2021
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
FBIO Acquisition Corp VIII	$(99)	(28)	$(127)	24.0%
Aevitas	(3,874)	(318)	(4,192)	46.0%
Avenue [2]	1,915	(773)	1,142	77.4%
Baergic	(1,838)	(12)	(1,850)	39.5%
Cellvation	(1,313)	(39)	(1,352)	22.1%
Checkpoint [1]	48,130	(4,588)	43,542	80.4%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	(1,033)	(478)	(1,511)	29.8%
Helocyte	(5,210)	(53)	(5,263)	18.3%
JMC	1,076	35	1,111	12.0%
Mustang [2]	119,322	(10,862)	108,460	81.3%
Oncogenuity	(507)	(128)	(635)	25.3%
Tamid	(712)	—	(712)	22.8%
Total	$155,567	$(17,244)	$138,323

		For the twelve months ended
	As of December 31, 2020	December 31, 2020	As of December 31, 2020
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
FBIO Acquisition Corp VIII	$(7)	(27)	$(34)	10.0%
Aevitas	(2,370)	(823)	(3,193)	39.0%
Avenue [2]	5,800	(3,974)	1,826	77.4%
Baergic	(1,662)	(97)	(1,759)	39.5%
Cellvation	(1,089)	(182)	(1,271)	22.1%
Checkpoint [1]	41,704	(13,265)	28,439	80.4%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	567	(1,478)	(911)	30.5%
Helocyte	(4,986)	(259)	(5,245)	18.8%
JMC	138	491	629	7.1%
Mustang [2]	116,060	(36,429)	79,631	80.9%
Oncogenuity	(82)	(376)	(458)	25.3%
Tamid	(663)	(40)	(703)	22.8%
Total	$153,120	$(56,459)	$96,661

Note 1:	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the three months ended March 31, 2021:

	Three Months Ended March 31,
	2021	2020
Warrants to purchase Common Stock	4,579,954	2,653,234
Options to purchase Common Stock	853,490	1,210,502
Unvested Restricted Stock	16,391,786	14,307,564
Unvested Restricted Stock Units	231,926	487,996
Total	22,057,156	18,659,296

14. Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Employee awards	$1,488	$1,217
Executive awards of Fortress Companies' stock	345	401
Non-employee awards	22	54
Partner Companies:
Avenue	114	215
Checkpoint	774	639
Mustang	996	805
Other	34	69
Total stock-based compensation expense	$3,773	$3,400

For the three months ended March 31, 2021 and 2020, approximately $1.2 million and $0.9 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $2.6 million and $2.5 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2020	1,053,490	$5.02	$647,482	2.63
Forfeited	(25,000)	4.88	—	—
Options vested and expected to vest at March 31, 2021	1,028,490	$5.02	$807,138	2.40

As of March 31, 2021, Fortress had no unrecognized stock-based compensation expense related to options.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2020	15,507,504	$2.49
Restricted stock granted	2,330,678	3.17
Restricted stock vested	(236,668)	2.75
Restricted stock units vested	(38,583)	3.48
Unvested balance at March 31, 2021	17,562,931	$2.57

As of March 31, 2021 and 2020, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $21.8 million and $17.9 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.6 years and 4.2 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2020	4,590,621	$3.17	$607,848	4.85
Forfeited	(60,000)	1.37	—
Outstanding as of March 31, 2021	4,530,621	$3.20	$1,820,564	4.66
Exercisable as of March 31, 2021	4,370,621	$3.23	$1,607,964	4.61

In connection with the Oaktree Note (see Note 9), the Company issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of common stock at a purchase price of $3.20 per share (the “Oaktree Warrants”). Oaktree is entitled to additional warrants if at any time prior to the expiration of the Oaktree Warrants in event the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s Common Stock on the trading day prior to the issuance of the Security Instruments. The Warrants expire on August 27, 2030 and may be net exercised at the holder’s election. The Company also agreed to file a registration statement on Form S-3 to register for resale the shares of common stock issuable upon exercise of the Warrants.

The Company evaluated the accounting treatment of the Oaktree Warrants and determined that the Oaktree warrants met the scope exception of ASC 815-10-15-74(a) Derivatives and Hedging and therefore should be classified in stockholders’ equity. As such the Company used a Black-Scholes model to value the Oaktree Warrants, utilizing the following inputs: term of 10 years, volatility of 86.8%, and risk-free rate of return of 0.74%, yielding a value of $4.8 million. ASC 470-20-25-2 Debt – Debt with Conversion and Other Options dictates that debt or stock issued with detachable warrants requires the proceeds to be allocated to the two instruments based on their relative fair values. The relative fair value of the warrants was determined to be $4.4 million and was recorded as a component of Stockholders’ Equity in the Company’s Condensed Consolidated Balance Sheet.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2021, 577,301 shares have been purchased and 422,699 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $34,000 and $18,000, respectively, for the three months ended March 31, 2021 and 2020.

Capital Raises

Journey 8% Cumulative Convertible Class A Preferred Offering

See Note 10.

At-the-Market Offering

Pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”), for the three month period ended March 31, 2020, the Company issued approximately 2.3 million shares of common stock at an average price of $2.59 per share for gross proceeds of $6.1 million. In connection with these sales, the Company paid aggregate fees of approximately $0.2 million. No shares were sold under the ATM for the three month period ended March 31, 2021.

Mustang At-the-Market Offering

During the three months ended March 31, 2021, Mustang issued approximately 11.6 million shares of common stock at an average price of $4.17 per share for gross proceeds of $48.4 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.9 million for net proceeds of approximately $47.5 million. During the three months ended March 31, 2020, Mustang issued approximately 1.2 million shares of common stock at an average price of $3.93 per share for gross proceeds of $5.0 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.1 million for net proceeds of approximately $4.9 million.

Pursuant to the Founders Agreement, Mustang issued 325,221 shares of common stock to Fortress at a weighted average price of $4.16 per share for the three months ended March 31, 2021 and recorded 63,688 shares issuable to Fortress for the Mustang ATM offering noted above. During the three months ended March 31, 2020, Mustang issued 31,220 shares of common stock to Fortress at a weighted average price of $4.00 per share in connection with the Mustang ATM.

On October 23, 2020, Mustang filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 Mustang S-3”), which was declared effective on December 4, 2020. Under the 2020 Mustang S-3, Mustang may sell up to a total of $100 million of its securities. As of March 31, 2021, approximately $37.8 million of the 2020 Mustang S-3 remains available for sales of securities.

Checkpoint At-the-Market Offering

During the three months ended March 31, 2021, Checkpoint sold a total of 7,025,309 shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $24.6 million at an average selling price of $3.50 per share, resulting in net proceeds of approximately $23.9 million after deducting commissions and other transaction costs.

Pursuant to the Founders Agreement, Checkpoint issued 175,625 shares of common stock to Fortress at a weighted average price of $3.61 per share for the Checkpoint ATM offerings and the Checkpoint Underwritten Offering, both noted above.

At March 31, 2021, approximately $71.3 million of the Checkpoint shelf remains available for sale under the Checkpoint S-3.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. The Company has director and officer insurance to address such claims. The Company also provides indemnification of contractual counterparties in certain situtations, including without limitation to clinical sites, service providers and licensors.

In addition, we act, and are likely to continue acting, in as indemnitor of potential losses or liabilities that may be experienced by one or more of our affiliated companies and/or their partners or investors. For instance, under that certain Indemnification Agreement, dated as of November 12, 2018 (the “Indemnification Agreement”), we indemnify InvaGen and its affiliates for losses they may sustain in connection with inaccuracies that may appear in the representations and warranties that Avenue made to InvaGen in the Avenue SPMA, as such representations and warranties were given as of the dates of signing and first closing, and as may be required to be given as of the second stage closing under the Avenue SPMA as well. The maximum amount of indemnification we may have to provide under the Indemnification Agreement is $35.0 million, and such obligation terminates upon the consummation of the Merger Transaction (as defined in the Avenue SPMA). In the event of payment by us of any such indemnification amount, we would be able to recoup such amounts (other than our pro rata share of the indemnification as a shareholder in Avenue) from the Merger Transaction proceeds, but if the Merger Transaction never occurs, we would have no means of recouping such previously-paid indemnification amounts. If we become obligated to pay all or a portion of such indemnification amounts (regardless of whether or not we are partially reimbursed out of the proceeds of the Merger Transaction), our business and the market value of our common stock and/or debt securities may be materially adversely impacted.

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

On March 31, 2021 Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc. a subsidiary of Eli Lilly and Company (“Dermira”).  Pursuant to the terms of the agreement Journey acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon closing of the Qbrexza® purchase, Journey became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza® (the “Qbrexza® Patents”), which are included among the proprietary rights to Qbrexza® to be acquired pursuant to the APA. The Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza® prior to the expiration of the Qbrexza® Patents and alleges that the Qbrexza® Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To our knowledge, there are no other legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.  In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

16. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 10.8% of the Company’s issued and outstanding Common Stock as of March 31, 2021. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.6% of the Company’s issued and outstanding Common Stock as of March 31, 2021.

Shared Services Agreement with TG Therapeutics, Inc (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, the Company invoiced TGTX $0.1 million and $0.1 million, and received payments of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements for the New York, NY office space, for the three ended March 31, 2021 and 2020, the Company had paid $0.7 million and $0.7 million in rent, respectively, and invoiced TGTX and OPPM approximately $0.4 million and $0.4 million and nil and nil respectively, for their prorated share of the rent base. At March 31, 2021, there were no amounts due related to this arrangement from TGTX or OPPM.

As of July 1, 2018, TGTX employees began to occupy desks in the Waltham, MA office under the Desk Share Agreement. TGTX began to pay their share of the rent based on actual percentage of the office space occupied on a month by month basis. For the three months ended March 31, 2021 and 2020, the Company had paid approximately $0.1 million and $0.1 million in rent for the Waltham, MA office, and invoiced TGTX approximately $28,000 and $29,000, respectively.

Avenue Credit Facility Agreement

On June 12, 2020, Avenue, the Company and InvaGen entered into a Facility Agreement (“Avenue Facility Agreement”), under which, beginning on October 1, 2020, Avenue could have borrowed up to $2.0 million collectively from the Company and InvaGen, subject to certain conditions set forth therein. The Company’s commitment amount was $0.8 million, and InvaGen’s was $1.2 million, and a 7% per annum interest rate applied (payable on the last day of each fiscal quarter. The Avenue Facility Agreement expired on April 29, 2021 and went undrawn. As of March 31, 2021, there were no amounts drawn by Avenue on the Avenue Facility Agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Founders Agreement

The Company has entered into Founders Agreements and, in some cases, Exchange Agreements with certain of its subsidiaries as described in the Company's Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. The following table summarizes, by partner company, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, Exchange Agreements, and the subsidiaries' certificates of incorporation:

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Fortress Partner Company	Effective Date [1]	capitalization	Issued
Helocyte	March 20, 2015	2.5%	Common Stock
Avenue	February 17, 2015	0.0%[2]	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Checkpoint	March 17, 2015	0.0%[3]	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Baergic	December 17, 2019 [4]	2.5%	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Aevitas	July 28, 2017	2.5%	Common Stock
Oncogenuity	April 22, 2020 [4]	2.5%	Common Stock
FBIO Acquisition Corp. VIII	November 7, 2017 [4]	0.0%	Common Stock

Note 1:

Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement or has since been amended to January 1 of each calendar year.

Note 2:

Concurrently with the execution and delivery of the Stock Purchase and Merger Agreement (“Avenue SPMA”) entered into between, Avenue, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”) (together, the “ SPMA Parties”), the SPMA Parties entered into a waiver agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement until such time as InvaGen beneficially owns less than 75% of the shares of Avenue common stock it acquired under the first closing of the Avenue SPMA. Pursuant to the Waiver Agreement, immediately prior to the closing of the Merger Transaction contemplated under the Avenue SPMA, the Company will convert all of its preferred shares into common shares pursuant to the terms of the certificate of incorporation of Avenue, as amended from time to time.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its partner companies as described in the Company’s Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. The following table summarizes the effective date of the MSA and the annual consulting fee payable by the partner company to the Company in quarterly installments:

		Annual MSA Fee
Fortress partner company	Effective Date	(Income)/Expense
Helocyte	March 20, 2015	$500
Avenue [1]	February 17, 2015	—
Mustang	March 13, 2015	500
Checkpoint	March 17, 2015	500
Cellvation	October 31, 2016	500
Baergic	March 9, 2017	500
Cyprium	March 13, 2017	500
Aevitas	July 28, 2017	500
Oncogenuity	February 10, 2017	500
FBIO Acquisition Corp. VIII	November 7, 2017	500
Fortress		(4,500)
Consolidated (Income)/Expense		$—

Note 1:

Concurrently with the execution and delivery of the Avenue SPMA entered into among, Avenue, the Company and InvaGen Pharmaceuticals Inc. (“InvaGen”) (together, the “SPMA Parties”), the SPMA Parties entered into a waiver agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement until such time as InvaGen beneficially owns less than 75% of the shares of Avenue common stock it acquired under the first closing of the Avenue SPMA. Pursuant to the Waiver Agreement, immediately prior to the closing of the Merger Transaction contemplated under the Avenue SPMA, the Company will convert all of its preferred shares into common shares pursuant to the terms of the certificate of incorporation of Avenue, as amended from time to time. (See Note 3).

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

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended March 31, 2021	Sales	Development	Consolidated
Net revenue	$10,719	$868	$11,587
Direct cost of goods	(3,908)	—	(3,908)
Sales and marketing costs	(5,070)	—	(5,070)
Research and development	—	(20,154)	(20,154)
General and administrative	(1,156)	(11,316)	(12,472)
Other expense	(221)	4,172	3,951
Segment income (loss)	$364	(26,430)	$(26,066)
Segment assets
Intangible assets, net	14,442	—	14,442
Tangible assets	42,200	334,401	376,601
Total segment assets	$56,642	$334,401	$391,043

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended March 31, 2020	Sales	Development	Consolidated
Net revenue	$11,946	$972	$12,918
Direct cost of goods	(3,810)	—	(3,810)
Sales and marketing costs	(4,679)	—	(4,679)
Research and development	—	(15,117)	(15,117)
General and administrative	(953)	(9,887)	(10,840)
Other expense	(207)	(2,333)	(2,540)
Segment income (loss)	$2,297	$(26,365)	$(24,068)
Segment assets
Intangible assets, net	7,022	—	7,022
Tangible assets	23,550	198,187	221,737
Total segment assets	$30,572	$198,187	$228,759

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Product revenue is comprised of Journey’s seven marketed products: Targadox®, Luxamend®, Ceracade®, Exelderm®, Ximino®, Accutane® and Qbrexza®. Substantially all of the product revenue is recorded in the U.S. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s related party revenue is from Checkpoint’s collaboration with TGTX. The table below summarizes the Company’s revenue for the three months ending March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Revenue
Product revenue, net	$10,719	$11,946
Collaboration revenue	800	—
Revenue – related party	68	972
Net revenue	$11,587	$12,918

Significant Customers

For the March 31, 2021, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

For the three months ended March 31, 2020, two of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At March 31, 2021, none of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance.

At March 31, 2020, two of the Company’s dermatology products customers accounted for more than 10% of its total accounts balance in the amounts of $5.4 million and $2.5 million.

19. Income taxes

On March 11, 2021, the President of the United States signed the American Rescue Plan Act, also called the COVID-19 Stimulus Package or American Rescue Plan into law. The American Rescue Plan includes many non-tax and tax provisions to help address the continuing pandemic, including extending the Employee Retention Credit to December 31, 2021. The Company will continue to evaluate the impact of the American Rescue Plan on its financial positions, results of operations and cash flows.

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

Income tax expense for the three months ended March 31, 2021 and 2020 is based on the estimated annual effective tax rate.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

20. Subsequent Event

On March 31, 2021 Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc. a subsidiary of Eli Lilly and Company (“Dermira”).  Pursuant to the terms of the agreement Journey acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older.

Upon HSR acceptance, which was received on May 13, 2021, Journey paid the upfront fee of $12.5 million to Dermira. In addition, Dermira is eligible to receive up to $144 million in the aggregate upon the achievement of certain milestones. Royalties ranging from the lower teen digits to the upper teen digits will be payable on net sales of Qbrexza® products, of which royalty amounts are subject to 50% diminution in the event of loss of exclusivity due to the introduction of an authorized generic.

Upon closing of the Qbrexza® purchase, Journey became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza® (the “Qbrexza® Patents”), which are included among the proprietary rights to Qbrexza® to be acquired pursuant to the APA. The Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza® prior to the expiration of the Qbrexza® Patents and alleges that the Qbrexza® Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially, from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2020.  As used below, the words “we,” “us” and “our” may refer to Fortress Biotech, Inc. individually or together with one or more partner companies, as dictated by context.

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

Recent Events

Marketed Dermatology Products

●	Our seven dermatology products are marketed by our partner company, Journey Medical Corporation (“Journey” or “JMC”).
●	During the three months ended March 31, 2021 and 2020, JMC’s marketed products generated net revenue of $10.7 million and $11.9 million, respectively.
●	Journey acquired and recently launched its seventh prescription dermatology product, Qbrexza®.
●	On April 1, 2021, Journey entered into an agreement with East West Bank (“EWB”) in which EWB will provide a $7.5 million working capital line of credit.
●	On March 31, 2021, Journey completed its first close in connection with its Cumulative Convertible Class A Preferred Stock Offering. In connection with the first close, Journey issued an aggregate of 501,480 Journey Preferred A shares at a price of $25.00 per share, for net proceeds of $11.2 million after deducting commissions, fees and expenses.

Late Stage Product Candidates

Intravenous (IV) Tramadol

●	In October 2020, Avenue Therapeutics (“Avenue”) announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding Avenue’s NDA for IV tramadol. The FDA held a Type A meeting with Avenue in November 2020 to discuss the issues outlined in the CRL. On February 12, 2021, Avenue resubmitted its NDA to the FDA for IV tramadol. The NDA resubmission followed the receipt of the official minutes from Avenue’s Type A meeting with the FDA. The NDA resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On February 26, 2021, Avenue received an acknowledgement letter from the FDA stating that Avenue’s resubmission of its NDA is a complete, class 1 response to the CRL, and a Prescription Drug User Free Act (“PDUFA”) goal date was set for April 12, 2021. On April 13, 2021, Avenue announced that the FDA was still reviewing its NDA for IV Tramadol and had not provided a decision regarding the NDA. As of May 1, 2021, Avenue had not received approval from the FDA for IV Tramadol. Accordingly, under the Avenue SPMA, InvaGen retains an option to consummate the second stage closing until October 31, 2021 (after which Avenue can choose to terminate the Avenue SPMA), and also retains the option to terminate the Avenue SPMA.
●	Also in October 2020, InvaGen Pharmaceuticals Inc. (“InvaGen”) communicated to Avenue that it believes a Material Adverse Event (as defined in the SPMA entered into on November 12, 2018 between Avenue, InvaGen and Madison Pharmaceuticals Inc., a newly formed, wholly owned subsidiary of InvaGen) has occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV tramadol. Additionally, in connection with the resubmission of Avenue’s NDA in February 2021, InvaGen communicated to Avenue that it believes the proposed label for IV tramadol would also constitute a Material Adverse Event on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. While Avenue disagrees with InvaGen’s assertions, it is possible InvaGen could attempt to seek to use either or both the foregoing claims as a basis to pursue monetary claims against Avenue and/or Fortress.
●	IV tramadol is currently in development at our partner company, Avenue.

CUTX-101 (Copper Histidinate for Menkes disease)

●	In February 2021, our partner company, Cyprium, and Sentynl Therapeutics (“Sentynl”), a wholly-owned subsidiary of the Zydus Group, signed a Development and Asset Purchase Agreement for CUTX-101 for the treatment of Menkes disease. Under the terms of the agreement, Cyprium received $8.0 million upfront to fund the development of CUTX-101 and could receive up to $12.0 million in regulatory milestone payments through NDA approval, and is eligible to receive sales milestones plus royalties. Royalties start from mid-single digits, scaling up to 25% on sales exceeding $100.0 million annually. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval for CUTX-101. Cyprium is responsible for the development of CUTX-101 through approval of the NDA by the FDA, and Sentynl will be responsible for commercialization of CUTX-101, as well as progressing newborn screening activities.
●	We intend to begin the rolling submission of the NDA for CUTX-101 to the FDA in the second half of 2021.
●	CUTX-101 is currently in development at our partner company, Cyprium Therapeutics, Inc.

MB-107/MB-207 (Ex vivo Lentiviral Therapies for X-linked Severe Combined Immunodeficiency (XSCID))

●	In February 2021, we announced encouraging MB-107 and MB-207 clinical updates from our investigator-IND X-linked severe combined immunodeficiency (“XSCID”) trials, as well as additional consistent safety and efficacy data. On January 28, 2021, the FDA removed a CMC hold on the MB-107 Phase 2 clinical trial Investigational New Drug (“IND”) application after reviewing a comprehensive CMC package that was submitted in late December 2020. We expect to enroll the first patient in this pivotal multicenter trial in the second quarter of 2021 and we are targeting topline data from the trial in the second half of 2022. We also expect to file an IND in the second quarter of 2021 for our pivotal multicenter Phase 2 clinical trial of MB-207.
●	MB-107 and MB-207 are currently in development at our partner company, Mustang Bio, Inc. (“Mustang Bio”).

Cosibelimab (anti-PD-L1 antibody (formerly CK-301))

●	Checkpoint’s registration-enabling study in metastatic cutaneous squamous cell carcinoma (“mCSCC”) is fully enrolled and we are on track to report top-line results by year-end. With a potentially favorable safety profile versus anti-PD-L1 therapy and a plan to commercialize at a substantially lower price, we believe cosibelimab has the potential to be a market disruptive product in the $25 billion and growing PD-(L)1 class.
●	Also, a Phase 3 registration-enabling trial is planned to begin in first-line metastatic non-small cell lung cancer (“NSCLC”) in mid-2021.
●	Cosibelimab is currently in development at our partner company, Checkpoint Therapeutics, Inc. (“Checkpoint”).

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	Caelum Biosciences, Inc. (“Caelum”) has two on-going Phase 3 studies of CAEL-101 for AL amyloidosis.
●	Caelum formed a collaboration with Alexion Pharmaceuticals, Inc. in 2019, which includes an option to acquire Caelum. AstraZeneca announced the execution of a definitive agreement to purchase Alexion Pharmaceuticals, Inc. In event of the closing of such transaction, the timeline for a potential exercise of the option to purchase Caelum will be accelerated to six months following the date of acquisition closing.
●	In May 2021, Caelum and AstraZeneca announced that two abstracts on CAEL-101 were accepted for e-poster presentation at the European Hematology Association 2021 Virtual Congress (“EHA2021”). Both presentations will include new data from the Phase 2 open-label dose escalation study evaluating the safety and tolerability of CAEL-101 in combination with standard-of-care therapy in AL amyloidosis.
●	CAEL-101 is currently in development at Caelum Biosciences, Inc., a company founded by Fortress in 2017 and in which Fortress maintains a minority position.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

●	In May 2021, we announced that that the FDA approved Mustang’s IND application to initiate a multicenter, Phase 1/2clinical trial investigating the safety and efficacy of MB-106, a CD20-targeted CAR T therapy for relapsed or refractory non-Hodgkin lymphoma (“B-NHL”) and chronic lymphocytic leukemia (“CLL”).
●	Also in May 2021, we announced MB-106 data was selected for presentation at EHA2021. In the abstract posted on the EHA2021 website, our partner Fred Hutch reported on twelve patients treated with MB-106 under the new manufacturing process. The 12 patients were treated at dose levels (“DL”) ranging from 3.3x10[5] to 1x10[7] CAR T cells/kg, and clinical responses were observed at all DLs with no dose-limiting toxicities. Cytokine release syndrome occurred in three patients (25%): two patients with grade 1 and one patient with grade 2. Only one patient required tocilizumab and dexamethasone, and no immune effector cell-associated neurotoxicity syndrome of any grade was observed. Overall response rate (“ORR”) was 92% (11/12) with a complete response (“CR”) rate of 58% (7/12). In nine patients with follicular lymphoma, ORR and CR were 89% (8/9) and 67% (6/9), respectively. The patient with CLL had a PET-negative CR and undetectable measurable residual disease in peripheral blood and bone marrow by flow cytometry (10-4) (uMRD4) on day 28. Among patients who received the highest two dose levels, DL3 (3.3x10[6] CAR T cells/kg; n=4) and DL4 (1x10[7] CAR T cells/kg; n=1), CR rate was 100% (5/5). All seven patients who achieved a CR remain in remission at a median follow-up of four months. CAR T expansion was robust, with median peak blood levels of CAR+ T cells of 122 CAR+ cells/μl (range 0.27-2024), corresponding to 19% (range 0.15 - 65%) of all CD3+ cells. Updated data will be presented at EHA2021.
●	MB-106 is currently in development at our partner company, Mustang Bio.

Dotinurad (Urate Transporter (URAT1) Inhibitor)

●	In May 2021, we announced an exclusive license agreement with Fuji Yakuhin Co. Ltd. to develop Dotinurad in North America and Europe. Dotinurad is a potential best-in-class urate transporter (URAT1) inhibitor for gout and possibly other hyperuricemic indications including chronic kidney disease and heart failure. Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials.
●	Dotinurad is currently in development at our partner company, FBIO Acquisition Corp. VIII.

Critical Accounting Policies and Use of Estimates

See Note 2 to the Condensed Consolidated Financial Statements.

Results of Operations

General

For the three months ended March 31, 2021 and 2020, we generated $11.6 million and $12.9 million, respectively, of net revenue, of which $10.7 million and $11.9 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $68,000 and $1.0 million, respectively, relates to Checkpoint’s collaborative agreements with TG Therapeutics Inc. (“TGTX”). Additional collaboration revenue of $0.8 million recognized in the quarter ended March 31, 2021 is a result of Cyprium’s agreement with Sentynl. As of March 31, 2021, we had an accumulated deficit of $491.6 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three months ended March 31, 2021 and 2020, we had $3.9 million and $3.8 million, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products. The increase is as a result of the amortization of license fees including the drug user fee related to the expansion of the marketed product portfolio as well as higher royalty fees attributed directly to net sales.

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

For the three months ended March 31, 2021 and 2020, research and development expenses were approximately $20.0 million and $14.9 million, respectively. Additionally, during the three months ended March 31, 2021 and 2020, we expensed approximately $0.1 million and $0.3 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2021 and 2020, was $1.2 million and $0.9 million, respectively.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the quarter ended March 31, 2021 and 2020, by entity:

	Three Months Ended March 31,		% of total
($ in thousands)	2021	2020	2021	2020
Research & Development
Fortress	$647	$678	3%	5%
Partner Companies:
Avenue	259	697	1%	5%
Checkpoint	4,213	2,635	21%	18%
Mustang	11,562	9,251	58%	62%
Other[1]	3,347	1,606	17%	10%
Total Research & Development Expense	$20,028	$14,867	100%	100%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

General and Administrative Expenses

General and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent, and other general operating expenses not otherwise included in research and development expenses. For the three months ended March 31, 2021 and 2020, general and administrative expenses were approximately $17.5 million and $15.5 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months March 31, 2021 and 2020, was $2.6 million and $2.5 million, respectively.

The table below provides a summary of general and administrative costs for the quarter ended March 31, 2021 and 2020, by entity:

	Three Months Ended March 31,		% of Total
($ in thousands)	2021	2020	2021	2020
Selling, General & Administrative
Fortress	$5,819	$5,663	33%	36%
Partner Companies:
Avenue	744	577	4%	4%
Checkpoint	1,614	1,553	9%	10%
JMC[1]	6,226	5,689	36%	37%
Mustang	2,203	1,769	13%	11%
Other[2]	936	268	5%	2%
Total Selling, General & Administrative Expense	$17,542	$15,519	100%	100%

Note 1:	Includes cost of outsourced sales force for the three months ended March 31, 2021 and 2020 of $2.9 million and $3.0 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

Comparison of three months ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Revenue
Product revenue, net	$10,719	$11,946	$(1,227)	(10)%
Collaboration revenue	800	—	800	100%
Revenue – related party	68	972	(904)	(93)%
Net revenue	11,587	12,918	(1,331)	(10)%

Operating expenses
Cost of goods sold – product revenue	3,908	3,810	98	3%
Research and development	20,028	14,867	5,161	35%
Research and development – licenses acquired	126	250	(124)	(50)%
Selling, general and administrative	17,542	15,519	2,023	13%
Total operating expenses	41,604	34,446	7,158	21%
Loss from operations	(30,017)	(21,528)	(8,489)	39%

Other income (expense)
Interest income	227	627	(400)	(64)%
Interest expense and financing fee	(2,189)	(3,125)	936	(30)%
Change in fair value of investments	5,913	—	5,913	100%
Change in fair value of derivative liability	—	(42)	42	(100)%
Total other income (expense)	3,951	(2,540)	6,491	(256)%
Net Loss	(26,066)	(24,068)	(1,998)	8%

Less: net loss attributable to non-controlling interest	17,244	11,698	5,546	47%
Net loss attributable to common stockholders	$(8,822)	$(12,370)	$3,548	(29)%

Net revenues decreased $1.3 million, or 10%, from the three months ended March 31, 2020 to the three months ended March 31, 2021 primarily due to increased coupon expense costs related to standard insurance deductible resets, as well as a decrease in collaboration revenue between Checkpoint and TGTX. Related party revenue for the three months ended March 31, 2020 included $0.9 million from TGTX for a cosibelimab clinical trial milestone achievement not replicated in the current quarter. Additional collaboration revenue of $0.8 million in the quarter ended March 31, 2021 was a result of Cyprium’s agreement with Sentynl.

Cost of goods sold increased by $0.1 million, or 3%, from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to the increase in the amortization of license fees, including the drug user fee, related to the expansion of Journey’s marketed product portfolio.

Research and development expenses increased $5.2 million or 35% from the three months ended March 31, 2020 to the three months ended March 31, 2021. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended March 31,
	March 31,		Change
($ in thousands)	2021	2020	$	%
Research & Development
Stock-based compensation
Fortress	$304	$201	$103	51%
Partner Companies:
Avenue	41	85	(44)	(52)%
Checkpoint	161	144	17	12%
Mustang	672	453	219	48%
Other[1]	3	10	(7)	(75)%
Sub-total stock-based compensation expense	1,181	893	288	32%
Other Research & Development
Fortress	343	477	(134)	(28)%
Partner Companies:
Avenue	218	612	(394)	(64)%
Checkpoint	4,052	2,491	1,561	63%
Mustang	10,890	8,798	2,092	24%
Other[1]	3,344	1,596	1,748	110%
Total Research & Development Expense	$20,028	$14,867	$5,161	35%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

The increase in stock-based compensation for the quarter ended March 31, 2021 is primarily due to the effect of new equity grants to key employees and non-employees at both Mustang and Fortress.

The increased spending at Checkpoint of $1.6 million is attributable primarily to increased costs related to Checkpoint’s clinical costs related to their product candidates and manufacturing costs. Mustang’s increase in research and development spending of $2.1 million is attributable to increased costs associated with lab supplies, consulting and professional fees, sponsored research and clinical trial agreements, and personnel related expenses. Avenue’s decrease of $0.4 million is primarily due to decreases in expenses associated with NDA related and advisory committee preparation costs as well as personnel costs. The increase in “Other” of $1.7 million is attributable to increased spend in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 for Cyprium, as Cyprium prepares to file for its rolling NDA.

General and administrative expenses increased $2.0 million, or 13%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$1,551	$1,471	$80	5%
Partner Companies:
Avenue	73	130	(57)	(43)%
Checkpoint	613	495	118	24%
Mustang	324	352	(28)	(8)%
Other[2]	31	59	(28)	(48)%
Sub-total stock-based compensation expense	2,592	2,507	85	3%
Other Selling, General & Administrative
Fortress	4,268	4,192	76	2%
Partner Companies:
Avenue	671	447	224	50%
Checkpoint	1,001	1,058	(57)	(5)%
JMC[1]	6,226	5,689	537	9%
Mustang	1,879	1,417	462	33%
Other[2]	905	209	696	333%
Total Selling, General & Administrative Expense	$17,542	$15,519	$2,023	13%

Note 1:	Includes cost of outsourced sales force for the three months ended March 31, 2021 and 2020 of $2.9 million and $3.0 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

For the quarter ended March 31, 2021, the increase in general and administrative expenses of $2.0 million, or 13%, is primarily attributable to Journey’s increased sales and marketing costs associated with the expanded product portfolio, as well as Mustang’s increase in professional fees and investor relations. Avenue’s increase is due to legal expenses, partially offset by decreases in personnel costs. The increase in “Other” of $0.7 million is attributed to Cyprium’s increase in personnel-related expenses.

Total other income (expense) increased $6.5 million, or 256%, from expense of $2.5 million for the three months ended March 31, 2020 to income of $4.0 million for the three months ended March 31, 2021, primarily due to interest expense and financing fees offset by the change in fair value of the Company’s investment in Caelum of $5.9 million recorded in the three months ended March 31, 2021.

Net loss attributable to common stockholders decreased $3.5 million, or 29%, from a net loss of $12.4 million for the three months ended March 31, 2020 to a net loss of $8.8 million for the three months ended March 31, 2021.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, sales of stakes in partner companies, the potential acquisition of Avenue, the contingent acquisition of Caelum, or through other sources of financing.

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

Cash Flows for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
($ in thousands)	2021	2020
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(21,688)	$(21,892)
Investing activities	(458)	(1,776)
Financing activities	78,692	22,753
Net increase (decrease) in cash and cash equivalents and restricted cash	$56,546	$(915)

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Three Months Ended March 31, 2021
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(144)	$(1,307)	$(4,657)	$(15,580)	$(21,688)
Investing activities	—	—	—	(458)	(458)
Financing activities	7,169	—	23,918	47,605	78,692
Net increase in cash and cash equivalents and restricted cash	$7,024	$(1,307)	$19,261	$31,567	$56,546

	For the Three Months Ended March 31, 2020
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(6,029)	$(1,171)	$(4,540)	$(10,152)	$(21,892)
Investing activities	(250)	(1,000)	—	(526)	(1,776)
Financing activities	17,730	—	(56)	5,079	22,753
Net increase in cash and cash equivalents and restricted cash	$11,451	$(2,171)	$(4,596)	$(5,599)	$(915)

Note 1:	Includes Fortress and non-public partner companies.

Operating Activities

Net cash used in operating activities decreased $0.2 million from the three months ended March 31, 2020, compared to the three months ended March 31, 2021. The decrease is due to the increase of $8.0 million in deferred revenue related to the Cyprium Sentnyl deal, offset by the $5.9 million increase in the fair value of the investment in Caelum, as well as the $2.8 million increase in net loss.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 of $1.8 million, as compared to net cash used in investing activities of $0.5 million for the three months ended March 31, 2021 is a $1.3 million change in cash flows from investing activities. The change is primarily due to a $1.3 million decrease in the purchase of research and development licenses, as well as the $0.1 million decrease in cash used in the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $22.8 million for the three months ended March 31, 2020, compared to $78.7 million of net cash provided by financing activities for the three months ended March 31, 2021, an increase of $56.0 million. During the three months ended March 31, 2021, net proceeds from at-the-market offerings for the partner companies was $71.4 million, and net proceeds from partner company convertible preferred shares was $11.2 million, offset by $2.0 million paid in Series A Preferred dividends. During the three months ended March 31, 2020, net proceeds from the issuance of Series A preferred stock was $13.2 million, net proceeds from the Company and partner companies’ at-the-market offerings were $10.8 million, offset by $1.2 million paid in Series A Preferred dividends.

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

Based on our analysis, for the years ended December 31, 2019 and December 31, 2020, and for the interim period through March 31, 2021, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2021, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 31, 2021 Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc. a subsidiary of Eli Lilly and Company (“Dermira”).  Pursuant to the terms of the agreement Journey acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon closing of the Qbrexza® purchase, Journey became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza® (the “Qbrexza® Patents”), which are included among the proprietary rights to Qbrexza® to be acquired pursuant to the APA. The Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza® prior to the expiration of the Qbrexza® Patents and alleges that the Qbrexza® Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

To our knowledge, there are no other legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.  In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation

Future revenue based on sales of our dermatology products, especially Qbrexza, Ximino, Targadox, Accutane, and Exelderm, may be lower than expected or lower than in previous periods.

The vast majority of our operating income for the foreseeable future is expected to come from the sale of dermatology products through our partner company Journey Medical Corporation. Any setback that may occur with respect to such products, in particular Qbrexza, Ximino, Targadox, Accutane, and Exelderm, could significantly impair our operating results and/or reduce our revenue and the market prices of our Securities. Setbacks for such products could include, but are not necessarily limited to, problems with shipping, distribution, demand, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products, physician or patient acceptance of the products, as well as higher than expected total rebates, returns or recalls.

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

In the United States, continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third party reimbursement may not be available for our products to enable us to realize an appropriate return on our investment of our currently marketed products or those which we may acquire or develop in the future.

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

On January 20, 2021, Joe Biden was inaugurated as the 46th president of the United States. As a presidential candidate, Mr. Biden indicated support for several policies aimed at lowering drug prices, including government price negotiation, drug importation, international reference pricing, and price increase controls. The Biden Administration may continue, modify, or repeal many of the drug pricing policies proposed and finalized by the Trump Administration. While we cannot predict which policies the Biden Administration may support and enforce, the policies finalized in the months prior to the beginning of Mr. Biden’s term, if continued, could significantly change the landscape in which the pharmaceutical market operates and significantly impact our ability to effectively market and sell our products.

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

Risks Pertaining to our Business Strategy, Structure and Organization

We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories. We have also entered into several arrangements under which we have agreed to contingent dispositions of partner companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all.

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

On November 12, 2018, Avenue entered into a Stock Purchase and Merger Agreement (the “Avenue SPMA”) with InvaGen Pharmaceuticals Inc. (“InvaGen”), and Madison Pharmaceuticals Inc. (the “Merger Sub”), under which Avenue would be sold to InvaGen in a two-stage transaction. The first stage of the strategic transaction between InvaGen and Avenue closed in February 2019. InvaGen acquired approximately 5.8 million shares of Avenue’s common stock at $6.00 per share for total gross consideration of $35.0 million, representing a 33.3% stake in Avenue’s capital stock on a fully diluted basis (the Stock Purchase Transaction”). At the second stage closing, InvaGen would acquire the remaining shares of Avenue’s common stock, for $180 million, pursuant to a reverse triangular merger (the “Merger Transaction’).

Consummation of the Merger Transaction is conditioned upon, among other things, U.S. Federal Drug Administration (“FDA”) approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the Avenue SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the Avenue SPMA with respect to the Merger Transaction. As of the date of this report, Avenue has not received approval from the FDA for IV Tramadol. As a result, InvaGen is no longer subject to the mandatory closing obligations under the Avenue SPMA, but retains an option to complete the Merger Transaction until October 31, 2021, and also retains the option to terminate the Avenue SPMA.

In the event that InvaGen does not exercise its right to terminate the Avenue SPMA, certain restrictions relating to Avenue’s ability to raise capital and explore strategic alternatives, among other things, could exist through October 31, 2021, the time at which Avenue can choose to terminate the Avenue SPMA. In the event of termination of the Avenue SPMA, InvaGen will retain certain other rights pursuant to the Stockholder’s Agreement entered into on November 12, 2018 between Avenue and InvaGen. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the Stock Purchase Transaction, and include, among other things, the right to restrict Avenue from certain equity issuances and changes to Avenue’s capital stock without obtaining InvaGen’s prior written consent.

Subject to the terms and conditions described in the Avenue SPMA, InvaGen may also (in its sole discretion) provide interim financing to Avenue in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing would be deducted from the aggregate consideration payable to the Avenue stockholders by virtue of the Merger Transaction. There have been no amounts drawn upon this interim financing as of March 31, 2021.

Over the past several months, Avenue has communicated with InvaGen relating to InvaGen’s assertions that Material Adverse Effects (as defined in the Avenue SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol.  Additionally, in connection with the resubmission of Avenue’s NDA in February 2021, InvaGen communicated to Avenue that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the Avenue SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. InvaGen has communicated to Avenue its desire to consider all options on the proposed merger, including the option to not consummate the merger. Since Avenue did not receive FDA approval for IV Tramadol by April 30, 2021, these assertions have no impact as to whether InvaGen is obligated to close the Avenue SPMA, because, as discussed above, InvaGen no longer has such an obligation. As a result, the possible timing and likelihood of the completion of the merger are uncertain.There can be no assurance that the Merger Transaction will be completed on the expected terms, anticipated schedule, or at all. It is also possible InvaGen could attempt to pursue monetary claims against Avenue and/or Fortress.

Avenue is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of March 31, 2021, Avenue had an accumulated deficit of $74.3 million.

On October 12, 2020, Avenue announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding the Company’s NDA for IV Tramadol. The CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, Avenue resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission follows the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. The FDA assigned a Prescription Drug User Fee Act goal date of April 12, 2021 and informed Avenue that it had not yet completed its review of the NDA resubmission. Avenue’s ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of Avenue’s resubmission of its NDA for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol, and potentially on whether or not Avenue  procures additional capital.

As of March 31, 2021, Avenue had cash and cash equivalents of $1.8 million. In the event that IV Tramadol is approved by the FDA, this triggers an obligation by Avenue to make $5.0 million in contractual milestone payments, for which Avenue currently does not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, Avenue believes that its cash and cash equivalents should be sufficient to fund its operating expenses only through the end of the second quarter of 2021.  Avenue will need to secure additional funds through equity or debt offerings, or other potential sources. Avenue cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about Avenue’s ability to continue as a going concern within one year from the date of this report.

In light of the foregoing, it may be necessary at some point for Avenue to seek protection under Chapter 11 of the United States Bankruptcy Code, which could have a material adverse impact on Avenue’s business, financial condition, operations and could place its shareholders at significant risk of losing all of their investment.  In any such Chapter 11 proceeding, Avenue may seek to restructure its obligations or commence an orderly wind-down of its operations and sale of its assets, in either event, holders of equity interests could receive or retain little or no recovery. We also note that the process of exploring refinancing or restructuring alternatives, including those under Chapter 11, may be disruptive to Avenue’s business and operations.

We act, and are likely to continue acting, as guarantor and/or indemnitor of the obligations, actions or inactions of certain of our subsidiaries and affiliated companies. We have also entered into certain arrangements with our subsidiaries and third parties pursuant to which a substantial number of shares of our common stock may be issued. Depending on the terms of such arrangements, we may be contractually obligated to pay substantial amounts to third parties, or issue a substantially dilutive number of shares of our common stock, based on the actions or inactions of our subsidiaries and/or affiliates.

We act, and are likely to continue acting, in as indemnitor of potential losses or liabilities that may be experienced by one or more of our affiliated companies and/or their partners or investors. For instance, under that certain Indemnification Agreement, dated as of November 12, 2018 (the “Indemnification Agreement”), we indemnify InvaGen and its affiliates for losses they may sustain in connection with inaccuracies that may appear in the representations and warranties that Avenue made to InvaGen in the Avenue SPMA, as such representations and warranties were given as of the dates of signing and first closing, and as may be required to be given as of the second stage closing under the Avenue SPMA as well. The maximum amount of indemnification we may have to provide under the Indemnification Agreement is $35.0 million, and such obligation terminates upon the consummation of the Merger Transaction (as defined in the Avenue SPMA). In the event of payment by us of any such indemnification amount, we would be able to recoup such amounts (other than our pro rata share of the indemnification as a shareholder in Avenue) from the Merger Transaction proceeds, but if the Merger Transaction never occurs, we would have no means of recouping such previously-paid indemnification amounts. If we become obligated to pay all or a portion of such indemnification amounts (regardless of whether or not we are partially reimbursed out of the proceeds of the Merger Transaction), our business and the market value of our common stock and/or debt securities may be materially adversely impacted.

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

If we acquire, or enter into joint ventures with or obtain a controlling interest in companies in the future, our operating results and the value of our Securities may be adversely affected, thereby diluting stockholder value, disrupting our business and/or diminishing the value of our holdings in our partner companies.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Credit Agreement entered into by and among Fortress Biotech, Inc., the lenders from time to time party thereto, and Oaktree Fund Administration, LLC on August 27, 2020. (*+)

10.2	Asset Purchase Agreement entered into by and between Sentynl Therapeutics, Inc. and Cyprium Therapeutics, Inc. dated as of February 23, 2021. (*+)

10.3	Asset Purchase Agreement entered into by and between Journey Medical Corporation and Dermira, Inc. dated as of March 31, 2021. (*+)

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

+  Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 2021	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 17, 2021	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)