Form 10-Q
period 2021-06-30
Fortress Biotech, Inc.
filed 2021-08-16
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of August 12, 2021
Common Stock, $0.001 par value	101,061,865
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

4

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$274,992	$233,351
Accounts receivable, net	26,193	23,928
Inventory	14,315	1,404
Other receivables - related party	842	744
Prepaid expenses and other current assets	4,003	6,723
Total current assets	320,345	266,150

Property and equipment, net	13,126	11,923
Operating lease right-of-use asset, net	19,731	20,487
Restricted cash	1,645	1,645
Long-term investment, at fair value	48,484	17,566
Intangible asset, net	13,701	14,629
Other assets	1,126	1,013
Total assets	$418,158	$333,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$59,906	$45,389
Deferred revenue	4,800	—
Operating lease liabilities, short-term	2,035	1,849
Partner company installment payments - licenses, short-term (net of imputed interest of $639 and $778 at June 30, 2021 and December 31, 2020, respectively)	3,861	4,522
Total current liabilities	70,602	51,760

Notes payable, long-term (net of debt discount of $7,737 and $8,323 at June 30, 2021 and December 31, 2020, respectively)	52,263	51,677
Operating lease liabilities, long-term	21,906	22,891
Partner company installment payments - licenses, long-term (net of imputed interest of $565 and $863 at June 30, 2021 and December 31, 2020, respectively)	6,435	8,137
Partner company convertible preferred shares (net of debt discount of $1,824 at June 30, 2021 )	12,508	—
Partner company derivative warrant liabilities	4,287	—
Other long-term liabilities	1,856	1,949
Total liabilities	169,857	136,414

Commitments and contingencies

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively, liquidation value of $25.00 per share	3	3
Common stock, $.001 par value, 170,000,000 shares authorized, 97,495,244 shares issued and outstanding as of June 30, 2021; 150,000,000 shares authorized, 94,877,492 shares issued and outstanding as of December 31, 2021, respectively	97	95
Common stock issuable, 78,671 and 0 shares as of June 30, 2021 and December 31, 2020,respectively	263	—
Additional paid-in-capital	603,035	583,000
Accumulated deficit	(495,117)	(482,760)
Total stockholders' equity attributed to the Company	108,281	100,338

Non-controlling interests	140,020	96,661
Total stockholders' equity	248,301	196,999
Total liabilities and stockholders' equity	$418,158	$333,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Product revenue, net	$15,288	$9,415	$26,007	$21,361
Collaboration revenue	2,400	—	3,200	—
Revenue - related party	155	42	223	1,014
Net revenue	17,843	9,457	29,430	22,375

Operating expenses
Cost of goods sold - product revenue	7,484	3,124	11,392	6,934
Research and development	22,831	15,703	42,859	30,570
Research and development - licenses acquired	11,003	1,570	11,129	1,820
Selling, general and administrative	19,382	14,456	36,924	29,975
Total operating expenses	60,700	34,853	102,304	69,299
Loss from operations	(42,857)	(25,396)	(72,874)	(46,924)

Other income (expense)
Interest income	146	336	373	963
Interest expense and financing fee	(2,760)	(3,059)	(4,949)	(6,184)
Change in fair value of investments	25,005	—	30,918	—
Change in fair value of derivative liability	(3,925)	(344)	(3,925)	(386)
Total other income (expense)	18,466	(3,067)	22,417	(5,607)
Net loss	(24,391)	(28,463)	(50,457)	(52,531)

Less: net loss attributable to non-controlling interests	20,856	15,149	38,100	26,847
Net loss attributable to common stockholders	$(3,535)	$(13,314)	$(12,357)	$(25,684)

Net loss per common share - basic and diluted	$(0.30)	$(0.42)	$(0.62)	$(0.80)
Net loss per common share attributable to non - controlling interests - basic and diluted	$(0.26)	$(0.22)	$(0.47)	$(0.41)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.04)	$(0.19)	$(0.15)	$(0.39)

Weighted average common shares outstanding - basic and diluted	80,962,994	68,550,494	80,907,671	66,023,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

(Unaudited)

For the Three Months Ended June 30, 2021

									Total
	Series A Perpetual				Common				Stockholders’
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	(Deficit)
Balance at March 31, 2021	3,427,138	$3	97,263,054	$97	$—	$597,384	$(491,582)	$138,323	$244,225
Stock-based compensation expense	—	—	—	—	—	4,350	—	—	4,350
Issuance of common stock related to equity plans	—	—	173,083	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	59,107	—	—	137	—	—	137
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	—	25,910	—	—	25,910
Partner company’s dividends declared and paid	—	—	—	—	—	(188)	—	—	(188)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	3	—	—	3
Common shares issuable for dividend on partner company's convertible preferred shares	—	—	—	—	263	—	—	—	263
Non-controlling interest in partner companies	—	—	—	—	—	(22,553)	—	22,553	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(20,856)	(20,856)
Net loss attributable to common stockholders	—	—	—	—	—	—	(3,535)	—	(3,535)
Balance at June 30, 2021	3,427,138	$3	97,495,244	$97	$263	$603,035	$(495,117)	$140,020	$248,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

(Unaudited)

For the Three Months Ended June 30, 2020

										Total
	Series A Perpetual				Common					Stockholders’
	Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	(Deficit)
Balance at March 31, 2020	2,054,917	$2	78,572,169	$79	$661	$(70)	$485,160	$(448,604)	$38,057	$75,285
Stock-based compensation expense	—	—	—	—	—	—	3,748	—	—	3,748
Issuance of common stock related to equity plans	—	—	86,024	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	53,268	—	—	—	90	—	—	90
Issuance of common stock for at-the-market offering, net	—	—	6,973,020	7	—	—	16,196	—	—	16,203
Preferred A dividends declared and paid	—	—	—	—	—	—	(1,581)	—	—	(1,581)
Retirement of Series A preferred stock	—	—	—	—	—	70	(70)	—		—
Issuance of Series A preferred stock for cash, net	638,889	1	—	—	—	—	10,435	—	—	10,436
Partner company’s offering, net	—	—	—	—	—	—	34,924	—	—	34,924
Partner company’s at-the-market offering, net	—	—	—	—	—	—	5,537	—	—	5,537
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	—	21	—	—	21
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	428,850	—	(506)	—	506	—	—	—
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	—	—	—	500	—	—	—	—	500
Common shares issuable for 2019 Notes interest expense	—	—	—	—	158	—	—	—	—	158
Non-controlling interest in partner companies	—	—	—	—	—	—	(33,473)	—	33,473	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(15,149)	(15,149)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(13,314)	—	(13,314)
Balance at June 30, 2020	2,693,806	$3	86,113,331	$86	$813	$—	$521,493	$(461,918)	$56,381	$116,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

(Unaudited)

For the Six Months Ended June 30, 2021

	Series A				Common				Stockholders’
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2020	3,427,138	$3	94,877,492	$95	$—	$583,000	$(482,760)	$96,661	$196,999
Stock-based compensation expense	—	—	—	—	—	8,123	—	—	8,123
Issuance of common stock related to equity plans	—	—	2,558,645	2	—	(2)	—	—	—
Issuance of common stock under ESPP	—	—	59,107	—	—	137	—	—	137
Preferred A dividends declared and paid	—	—	—	—	—	(4,015)	—	—	(4,015)
Partner companies' at-the-market offering, net	—	—	—	—	—	97,332	—	—	97,332
Partner company’s exercise of options for cash	—	—	—	—	—	7	—	—	7
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	158	—	—	158
Partner company’s dividends declared and paid	—	—	—	—	—	(375)	—	—	(375)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	129	—	—	129
Common shares issuable for dividend on partner company's convertible preferred shares	—	—	—	—	263	—	—	—	263
Non-controlling interest in partner companies	—	—	—	—	—	(81,459)	—	81,459	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(38,100)	(38,100)
Net loss attributable to common stockholders	—	—	—	—	—	—	(12,357)	—	(12,357)
Balance at June 30, 2021	3,427,138	$3	97,495,244	$97	$263	$603,035	$(495,117)	$140,020	$248,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

(Unaudited)

For the Six Months Ended June 30, 2020

	Series A				Common		Additional			Total
	Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	Equity
Balance at December 31, 2019	1,341,167	$1	74,027,425	$74	$500	$—	$461,874	$(436,234)	$46,317	$72,532
Stock-based compensation expense	—	—	—	—	—	—	7,148	—	—	7,148
Issuance of common stock related to equity plans	—	—	2,038,431	2	—	—	(2)	—	—	—
Issuance of common stock under ESPP	—	—	53,268	—	—	—	90	—	—	90
Issuance of common stock for at-the-market offering, net	—	—	9,314,020	10	—	—	22,073	—	—	22,083
Preferred A dividends declared and paid	—	—	—	—	—	—	(2,788)	—	—	(2,788)
Repurchase of Series A preferred stock, net	(5,000)	—	—	—	—	(70)	(2)	—	—	(72)
Retirement of Series A preferred stock	—	—	—	—	—	70	(70)	—	—	—
Issuance of Series A preferred stock for cash, net	1,357,639.0	2.0	—	—	—	—	23,501	—	—	23,503
Partner company’s offering, net	—	—	—	—	—	—	34,924	—	—	34,924
Partner company’s at-the-market offering, net	—	—	—	—	—	—	10,447	—	—	10,447
Partner company’s exercise of warrants for cash	—	—	—	—	—	—	13	—	—	13
Partner company’s ESPP	—	—	—	—	—	—	169	—	—	169
Issuance of partner company's common shares for research and development expenses	—	—	—	—	—	—	21	—	—	21
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	—	—	—	500	—	—	—	—	500
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	680,187	—	(500)	—	1,006	—	—	506
Common shares issuable for 2019 Notes interest expense	—	—	—	—	313	—	—	—	—	313
Non-controlling interest in subsidiaries	—	—	—	—	—	—	(36,911)	—	36,911	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(26,847)	(26,847)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(25,684)	—	(25,684)
Balance at June 30, 2020	2,693,806	$3	86,113,331	$86	$813	$—	$521,493	$(461,918)	$56,381	$116,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(50,457)	$(52,531)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,212	1,103
Bad debt (reserve) expense	(57)	76
Amortization of debt discount	903	1,407
Non-cash interest	441	305
Amortization of product revenue license fee	1,325	710
Amortization of operating lease right-of-use assets	837	804
Stock-based compensation expense	8,123	7,148
Issuance of partner company’s common shares for research and development expenses	129	21
Common shares issuable for dividend on partner company's convertible preferred shares	263	—
Common shares issuable for 2017 Subordinated Note Financing interest expense	—	500
Common shares issued for 2017 Subordinated Note Financing interest expense	—	506
Common shares issuable for 2019 Notes interest expense	—	313
Change in fair value of investment	(30,918)	—
Change in fair value of derivative liability	3,925	386
Research and development-licenses acquired, expense	11,000	1,799
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(2,208)	2,290
Inventory	(12,911)	(352)
Other receivables - related party	(98)	(71)
Prepaid expenses and other current assets	2,795	930
Other assets	(113)	(192)
Accounts payable and accrued expenses	5,834	(3,882)
Interest payable	—	51
Interest payable - related party	—	(40)
Deferred revenue	4,800	—
Lease liabilities	(880)	(492)
Other long-term liabilities	(93)	(93)
Net cash used in operating activities	(56,148)	(39,304)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(2,750)	(1,090)
Purchase of property and equipment	(2,148)	(1,749)
Purchase of intangible asset	(400)	—
Net cash used in investing activities	(5,298)	(2,839)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(4,015)	$(2,788)
Purchase of treasury stock	—	(70)
Payment of costs related to purchase of treasury stock	—	(2)
Proceeds from issuance of Series A perpetual preferred stock	—	25,875
Payment of costs related to issuance of Series A perpetual preferred stock	—	(2,283)
Proceeds from issuance of common stock for at-the-market offering	—	23,026
Payment of costs related to issuance of common stock for at-the-market offering	—	(793)
Proceeds from issuance of common stock under ESPP	137	90
Proceeds from partner companies' ESPP	158	169
Partner company’s dividends declared and paid	(375)	—
Proceeds from partner companies' sale of stock	—	37,230
Payment of costs related to partner companies' sale of stock	—	(2,303)
Proceeds from partner companies' at-the-market offering	99,384	10,689
Payment of costs related to partner companies' at-the-market offering	(2,136)	(242)
Payment of costs related to partner company's preferred stock offering	(13)	—
Proceeds from exercise of partner company’s warrants	—	13
Proceeds from exercise of partner company’s options	7	—
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	—	(26)
Payment of debt issuance costs associated with 2018 Venture Notes	—	(22)
Payment of debt issuance costs associated with Oaktree Note	(60)	—
Repayment of partner company installment payments - licenses	(2,800)	—
Proceeds from partner company convertible preferred shares	14,332	—
Payment of debt issuance costs associated with partner company convertible preferred shares	(1,532)	—
Net cash provided by financing activities	103,087	88,563

Net increase in cash and cash equivalents and restricted cash	41,641	46,420
Cash and cash equivalents and restricted cash at beginning of period	234,996	153,432
Cash and cash equivalents and restricted cash at end of period	$276,637	$199,852

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,339	$3,165
Cash paid for tax	$504	$—

	Six Months Ended June 30,
	2021	2020

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$2	$2
Common shares issued from 2017 Subordinated Note Financing interest expense	$—	$500
Unpaid fixed assets	$298	$127
Unpaid debt offering cost	$—	$61
Unpaid partner company’s debt offering cost	$200	$—
Unpaid partner company’s deferred offering cost	$75	$72
Partner company derivative warrant liability associated with partner company convertible preferred shares	$362	$—
Unpaid at-the-market offering cost	$—	$156
Unpaid Series A perpetual preferred stock offering cost	$—	$92
Unpaid research and development licenses acquired	$8,250	$1,300
Lease liabilities arising from obtaining right-of-use assets	$81	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which the Company does at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities the Company founded and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprised of scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Fortress through its partner companies has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of June 30, 2021, the Company had $1.6 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases.  As of June 30, 2020, the Company had $16.6 million of restricted cash collateralizing a note payable of $15.0 million and $1.6 million in certain pledges to secure letters of credit in connection with certain office leases.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows at June 30, 2021, and 2020:

	June 30,
	2021	2020
Cash and cash equivalents	$274,992	$183,278
Restricted cash	1,645	16,574
Total cash and cash equivalents and restricted cash	$276,637	$199,852

Collaboration Revenue

Our collaboration revenue includes service revenue, license fees and future contingent milestone based payments. We recognize collaboration revenue for contracted R&D services performed for our customers over time. We measure our progress using an input method based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time it will take us to complete the activities, or the costs we may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make estimates and use judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation. The Company reclassified certain return reserves related to accounts receivable balances of $4.6 million from accounts receivable to current liabilities on the condensed consolidated balance sheet at December 31, 2020. This reclassification was deemed to be immaterial.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report, other than the accounting for inventory, partner company convertible preferred shares and sequencing.

Inventories

Inventories comprise raw materials and finished goods, which are valued at the lower of cost and net realizable value, on a first-in, first-out basis. The Company evaluates the carrying value of inventories on a regular basis, taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand.

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

3. Collaboration and Stock Purchase Agreements

Cyprium

Agreement with Sentynl Therapeutics, Inc. (“Sentynl”)

On February 24, 2021, Cyprium entered into a development and contingent asset purchase agreement with Sentynl. Pursuant to the terms of the agreement, Sentynl paid Cyprium an upfront fee of $8.0 million specifically earmarked to complete the CUTX-101 development program for the treatment of Menkes disease, through the filing of Cyprium’s New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”).  As further compensation, Cyprium will receive an additional $12.0 million to be paid as follows: (i) $3.0 million upon NDA acceptance by the FDA and (ii) $9.0 million upon FDA approval of the NDA and transfer of CUTX-101 to Sentynl.  The Company will recognize revenue associated with these future milestones based upon achievement.  At June 30, 2021, none of these future milestones were deemed probable.

Following the transfer of CUTX-101 to Sentynl, Cyprium is eligible to earn up to $255.0 million pursuant to five potential sales milestones, in addition to royalties on CUTX-101 net sales ranging from mid-single digits up to the mid-twenties. Cyprium will retain 100% ownership over any FDA Priority Review Voucher that may be issued at NDA approval for CUTX-101.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the $8.0 million upfront payment to Sentynl, the Company will recognize revenue using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities.  Accordingly, the Company will recognize revenue over the period in which the development activities are expected to occur.  For the three and six months ended June 30, 2021, the Company recognized revenue of $2.4 million and $3.2 million, respectively. No revenue was recognized in connection with this agreement in 2020.

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

Subject to the terms and conditions described in the Avenue SPMA, InvaGen may also (in its sole discretion) provide interim financing to Avenue in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing would be deducted from the aggregate consideration payable to the Avenue stockholders by virtue of the Merger Transaction. To date, InvaGen has not provided the Company with this interim financing.

Over the past several months, Avenue has communicated with InvaGen relating to InvaGen’s assertions that Material Adverse Effects (as defined in the Avenue SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol.  Additionally, in connection with the resubmission of Avenue’s NDA in February 2021, InvaGen communicated to Avenue that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the Avenue SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. InvaGen has communicated to Avenue its desire to consider all options on the proposed merger, including the option to not consummate the merger. Since Avenue did not receive FDA approval for IV Tramadol by April 30, 2021, these assertions have no impact as to whether InvaGen is obligated to close the Avenue SPMA, because, as discussed above, InvaGen no longer has such an obligation. As a result, the possible timing and likelihood of the completion of the merger are uncertain. There can be no assurance that the Merger Transaction will be completed on the expected terms, anticipated schedule, or at all. It is also possible InvaGen could attempt to pursue monetary claims against Avenue and/or Fortress.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Avenue is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2021, Avenue had an accumulated deficit of $75.2 million.

On October 12, 2020, Avenue announced that it had received a Complete Response Letter (“the First CRL”) from the FDA regarding Avenue’s NDA for IV Tramadol. The First CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, Avenue resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, Avenue announced that it had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding Avenue’s NDA for IV tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV tramadol in combination with other analgesics is safe and effective for the intended patient population. In particular, the Second CRL stated that, while the primary endpoint was met in two efficacy studies, meaningful pain relief was delayed (accounting for the use of rescue medication, e.g., ibuprofen), and some patients never achieved pain relief. Avenue continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. Avenue submitted a formal dispute resolution request (“FDRR”) with the FDA on July 27, 2021. The FDRR has been forwarded to the Office of Neuroscience for review, which office has indicated to Avenue that a response will be provided by August 26, 2021. Avenue’s ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of the FDRR for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol, and potentially on whether or not Avenue procures additional capital.

As of June 30, 2021, Avenue had cash and cash equivalents of $1.1 million. In the event that IV Tramadol is approved by the FDA, this triggers an obligation by Avenue to make $5.0 million in contractual milestone payments, for which Avenue currently does not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, Avenue believes that its cash and cash equivalents should be sufficient to fund its operating expenses only into the third quarter of 2021.  Avenue will need to secure additional funds through equity or debt offerings, or other potential sources. Avenue cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about Avenue’s ability to continue as a going concern within one year from the date of this report.

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

4. Inventory

Inventory consisted of the following:

	June 30,	December 31,
($ in thousands)	2021	2020

Raw materials	$4,907	$—
Work-in-process	—	—
Finished goods	9,408	1,404
Total inventories	$14,315	$1,404

The acquired Qbrezxa finished goods inventory includes a fair value step-up of $5.7 million, which will be expensed within cost of sales, as the inventory is sold to customers. All of the step-up finished goods inventory is expected to be sold in 2021. For additional information on our acquisition of Qbrexza, please refer to Note 9.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	June 30,	December 31,
($ in thousands)	(Years)	2021	2020

	(Unaudited)
Computer equipment	3	$663	$663
Furniture and fixtures	5	1,211	1,199
Machinery & equipment	5	6,295	5,748
Leasehold improvements	2-15	10,580	10,580
Construction in progress [1]	N/A	2,355	499
Total property and equipment		21,104	18,689
Less: Accumulated depreciation		(7,978)	(6,766)
Property and equipment, net		$13,126	$11,923

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended June 30, 2021 and 2020 was approximately $0.6 million and $0.6 million, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

Fortress' depreciation expense for the six months ended June 30, 2021 and 2020 was approximately $1.2 million and $1.1 million, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

6. Fair Value Measurements

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses and other current liabilities.

Fair Value of Caelum

As of June 30, 2021 and 2020, the Company valued its investment in Caelum in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $48.5 million based on a per share value of $6.717. As of June 30, 2021, the following inputs were utilized to derive the value: risk free rate of return of 0.87%, volatility of 70% and a discount for lack of marketability ranging from 13.7% to 30%. Further, the Company considered the impact of the acquisition of Alexion by AstraZeneca plc, which was consummated on July 21, 2021, which shortened the timeframe in which the option could be exercised in accordance with the second Amended and Restated Development, Option and Stock Purchase Agreement signed on March 1, 2021.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Journey Warrant Liabilities

Placement Agent Warrants

The fair value of Journey’s Contingently Issuable Warrants in connection with Journey’s convertible preferred offering (see Note 10), was measured using a Monte Carlo simulation valuation methodology.  A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Journey’s warrant liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2021 was as follows:

June 30, 2021
Risk-free interest rate	0.87%
Expected dividend yield	—
Expected term in years	1.3
Expected volatility	50%
Probability of issuance of the warrant	70%

At June 30, 2021, the value of the placement agent warrants was deemed to be $0.5 million.

Contingent Payment Warrant

In connection with the DFD Agreement, see Note 7 below, Journey valued the contingent payment associated with an Initial Public Offering (“IPO”) of Journey’s common stock or a listing of Journey’s common stock on a National Exchange in connection with which Journey’s market capitalization on a fully diluted basis is $150 million at the close of business on the date of such IPO or up-listing. In the event the conditions for such contingent payment are met, Journey agreed under the DFD Agreement to: (a) issue to Dr. Reddy’s Laboratories, Ltd (“DRL”) a number of shares of Journey’s common stock equal to $5.0 million as calculated using a fifteen (15) day volume weighted average price of Journey’s closing price, measured fifteen (15) days following the IPO/up-listing, without any additional consideration (financial or otherwise) from DRL; or (b) make a cash payment to DRL equal to $5.0 million.

In the event the IPO consideration as discussed above is not satisfied, and Journey or its affiliate executes a definitive agreement for an acquisition event during the period beginning on the Effective Date and ending twenty-four (24) months after the regulatory approval of DFD-29, Journey shall pay to DRL: (a) 20% of the value of DFD-29 attributable to the acquisition event, if such acquisition event occurs between closing and NDA approval; or (b) 12% of the value of DFD-29 attributable to the acquisition event, if such acquisition event occurs within 24 months after NDA approval.

Journey valued this contingent payment utilizing a Probability Weighted Expected Return Method (PWERM) model. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Journey’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2021 was as follows:

June 30, 2021
Discount rate	30%
Expected dividend yield	—
Expected term	3 months to 5 years
Probability of outcomes	3% to 70%

At June 30, 2021 the value of the contingent payment warrant is $3.7 million, and was recorded on the condensed consolidated balance sheet. No liability was recorded at December 31, 2020.

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value as of June 30, 2021 and December 31, 2020:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurement as of June 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$48,484	$48,484
Total	$—	$—	$48,484	$48,484

	Fair Value Measurement as of June 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Partner company derivative warrant liabilities	$—	$—	$4,287	$4,287
Total	$—	$—	$4,287	$4,287

	Fair Value Measurement as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$17,566	$17,566
Total	$—	$—	$17,566	$17,566

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments as of June 30, 2021:

Investment in
($ in thousands)	Caelum
Balance at December 31, 2020	$17,566
Change in fair value of investments	30,918
Balance at June 30, 2021	$48,484

Warrants
($ in thousands)	liabilities
Balance at December 31, 2020	$—
Additions:
Journey contingent payment warrant	3,743
Journey placement agent warrant	544
Balance at June 30, 2021	$4,287

During the six month period ended June 30, 2021, no transfers occurred between Level 1, Level 2, and Level 3 instruments.

7. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its partner companies require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the June 30, 2021 and 2020, the purchase price of licenses acquired were classified as research and development-licenses acquired in the condensed consolidated statement of operations as reflected in the following table:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Partner companies:
JMC	$10,000	$—	$10,000	$—
Mustang	1,000	1,300	1,000	1,550
Aevitas	2	—	27	—
Oncogenuity	1	270	1	270
FBIO Acquisition Corp VIII	—	—	101	—
Total	$11,003	$1,570	$11,129	$1,820

Journey

On June 29, 2021 (the “Effective Date”), Journey entered a license, collaboration, and assignment agreement (the “DFD Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with DRL. Pursuant to the terms and conditions of the DFD-29 Agreement, Journey agreed to pay an upfront payment of $10.0 million, of which $2.0 million (the “First Installment”) was paid upon execution and $8.0 million (the “Second Installment”) is payable 90 days following the Effective Date.  Additional contingent regulatory and commercial milestone payments totaling up to $163.0 million are also payable. Royalties ranging from the lower double digits to the lower teen digits are payable on net sales of the DFD-29 product.

Additionally, Journey is required to fund and oversee the Phase III clinical trials approximating $24.0 million, based upon the current development plan and budget.  DRL may terminate the DFD Agreement in the event that Journey fails to make the Second Installment payment, in which case (subject to certain narrow exceptions) DRL’s sole remedy under the DFD Agreement would be to keep the First Installment.

The DFD Agreement also includes contingent payments to be made to DRL in the event of a Journey IPO or the sale of Journey, See Note 6.

Mustang

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
City of Hope National Medical Center
CD123 (MB-102)	250	334	250	334
IL13Rα2 (MB-101)	$—	$333	$—	$333
HER2 (MB-103)	—	—	—	250
PSCA (MB-105)	—	333	—	333
Mayo Clinic	750		750	—
Fred Hutchinson Cancer Research Center - CD20 (MB-106)	—	300	—	300
Total	$1,000	$1,300	$1,000	$1,550

On April 1, 2021, Mustang entered into an exclusive license agreement with Mayo Foundation for Medical Education and Research (“Mayo Clinic”) for the use of an in-situ CAR-T technology, with the potential to be developed as an off-the-shelf technology. Pursuant to this agreement, Mustang paid an upfront fee of $0.8 million and will pay an annual maintenance fee of $25,000. Additional payments are due for each of two licensed products for the achievement of eleven development and commercial milestones totaling up to $92.6 million per product, and royalty payments in the mid-single digits are due on net sales of licensed product.

For the three and six months ended June 30, 2021, the Company recorded $0.8 million in research and development expenses in the condensed consolidated statements of operations pursuant to the terms of this agreement. For the three and six months ended June 30, 2020, the Company recorded no research and development expenses in the condensed consolidated statements of operations pursuant to the terms of this agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Sponsored Research and Clinical Trial Agreements

Aevitas

In 2018, Aevitas entered into a Sponsored Research Agreement (“SRA”) with the Trustees of the University of Pennsylvania (“UPenn SRA”), as amended in July 2019, for certain continued research and development activities related to the development of adeno-associated virus (“AAV”) gene therapies in complement-mediated diseases. Also in 2018, Aevitas entered into an SRA with the University of Massachusetts (“UMass SRA”), as amended in January 2020, for certain continued research and development activities related to the development of AAV. For the three and six months ended June 30, 2021 and 2020, Aevitas recorded the following expense in connection with its sponsored research and clinical trial agreements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
UMass SRA	$24	—	$272	$—
UPenn SRA	—	—	—	281
Total	$24	$—	$272	$281

Mustang

For the three and six months ended June 30, 2021 and 2020, Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
City of Hope National Medical Center	$—	$—	$—	$500
IL13Rα2 (MB-101)	279	234	793	326
CD123 (MB-102)	21	65	226	296
CS1 (MB-104)	197	770	372	770
HER2 (MB-103)	31	—	154	—
PSCA (MB-105)	(4)	—	46	—
Fred Hutchinson Cancer Research Center - CD20 (MB-106)	327	189	998	716
St. Jude Children's Research Hospital - XSCID (MB-107)	176	1,558	280	1,558
Mayo Clinic	233	—	233	—
Total	$1,260	$2,816	$3,102	$4,166

City of Hope Sponsored Research Agreement

In March 2015, in connection with Mustang’s license with COH for the development of chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology, Mustang entered into a SRA in which Mustang was to fund continued research in the amount of $2.0 million per year, payable in four equal annual installments, through the first quarter of 2020. The research covered under this arrangement is for the IL13Rα2-directed CAR T program (MB-101), the CD123-directed CAR T program (MB-102), and the Spacer technology. For the  six months ended June 30, 2021 and 2020, Mustang recorded expense of nil and $0.5 million, respectively, in research and development expense in the Company’s condensed consolidated statement of operations.

IL13Rα2 (MB-101) Clinical Research Support Agreements

In February 2017, Mustang entered into a clinical research support agreement for the IL13Rα2-directed CAR T program (the “IL13Rα2 CRA”). Pursuant to the terms of the IL13Rα2 CRA, Mustang made an upfront payment of approximately $9,300 and will contribute an additional $0.1 million related to patient costs in connection with the on-going investigator-initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the IL13Rα2-directed CAR T program.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In October 2020, Mustang entered into a clinical research support agreement for the IL13Rα2-directed CAR T program for adult patients with leptomeningeal glioblastoma, ependymoma or medulloblastoma (the “IL13Rα2 Leptomeningeal CRA”). Pursuant to the terms of the IL13Rα2 Leptomeningeal CRA, Mustang made an upfront payment of approximately $29,000 and will contribute an additional $0.1 million per patient in connection with the on-going investigator-initiated study. Further, Mustang agreed to fund approximately $0.2 million annually pertaining to the clinical development of the IL13Rα2-directed CAR T program.

In June 2021, Mustang entered into a clinical research support agreement for an Institutional Review Board-approved, investigator-initiated protocol entitled: “Single Patient Treatment with Intraventricular Infusions of IL13Rα2-targeting and HER2-targeting Chimeric Antigen Receptor (CAR)-T cells for a Single Patient (UPN 181) with Recurrent Multifocal Malignant Glioma”. Pursuant to the terms of this agreement, Mustang will contribute up to $0.2 million in connection with the on-going investigator-initiated study.

For the three months ended June 30, 2021 and 2020, Mustang recorded $0.3 million and $0.2 million, respectively, pursuant to the terms of these agreements. For the six months ended June 30, 2021 and 2020, Mustang recorded $0.8 million and $0.3 million, respectively, pursuant to the terms of these agreements.

CD123 (MB-102) Clinical Research Support Agreement

In February 2017, Mustang entered into a clinical research support agreement for the CD123-directed CAR T program (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA, Mustang made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the CD123-directed CAR T program. For the three months ended June 30, 2021 and 2020, Mustang recorded $0.1 million and $0.1 million, respectively, pursuant to the terms of this agreement. For the six months ended June 30, 2021 and 2020, Mustang recorded $0.2 million and $0.3 million, respectively, pursuant to the terms of this agreement.

CS1 (MB-104) Clinical Research and Support Agreement with COH

In June 2020, Mustang entered into a clinical research and support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma.” Under the terms of the agreement Mustang paid COH $0.8 million for costs incurred and will reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. For the three months ended June 30, 2021 and 2020, Mustang recorded $0.2 million and $0.8 million, respectively, pursuant to the terms of this agreement. For the six months ended June 30, 2021 and 2020, Mustang recorded $0.4 million and $0.8 million, respectively, pursuant to the terms of this agreement.

HER2 (MB-103) Clinical Research Support Agreement

In September 2020, Mustang entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma.” Under the terms of the agreement Mustang paid COH $29,375 upon execution and will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. For the three and six months ended June 30, 2021, Mustang recorded $0.0 million and $0.1 million, respectively, pursuant to the terms of this agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PSCA (MB-105) Clinical Research Support Agreement

In October 2020, Mustang entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1b study to evaluate PSCA-specific chimeric antigen receptor (CAR)-T cells for patients with metastatic castration resistant prostate cancer.” Under the terms of the agreement Mustang paid COH $33,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier. For the six months ended June 30, 2021 and 2020, Mustang recorded $0.1 million and nil, respectively, pursuant to the terms of this agreement.

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

On July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Research Center (“Fred Hutch”), Mustang entered into an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, Mustang agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. For the three months ended June 30, 2021 and 2020, Mustang recorded $0.3 million and $0.2 million, respectively, pursuant to the terms of this agreement. For the six months ended June 30, 2021 and 2020, Mustang recorded $1.0 million and $0.7 million, respectively, pursuant to the terms of this agreement.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, Mustang entered into a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked Severe Combined Immunodeficiency (“XSCID”).  Pursuant to the terms of this agreement Mustang paid an upfront fee of $1.1 million on July 1, 2020, and will continue to reimburse St. Jude for costs incurred in connection with this trial. For the three months ended June 30, 2021 and 2020, Mustang recorded $0.2 million and $1.6 million, respectively, pursuant to the terms of this agreement. For the six months ended June 30, 2021 and 2020, Mustang recorded $0.3 million and $1.6 million, respectively, pursuant to the terms of this agreement.

Mayo Foundation for Medical Education and Research

In June 2021, Mustang entered into an SRA with the Mayo Clinic in which the Company will fund research in the amount of $2.1 million over a period of two years. The research covered under this arrangement is to process the development of the in-situ CAR-T technology. For the three and six months ended June 30, 2021, Mustang recorded $0.2 million in expense pursuant to the terms of this agreement.

Oncogenuity

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Columbia	$187	$125	$375	$125
Oxford	95	—	174	—
McCormick Labs	66	—	122	—
Total	$348	$125	$671	$125

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Columbia Sponsored Research Agreement

Pursuant to the terms of a SRA entered into with the Trustees of Columbia University in the City of New York (“Columbia”) in May 2020, to develop novel oligonucleotides for the treatment of genetically driven cancers (the “Columbia SRA”), Oncogenuity will make semi-annual research payments to Columbia semiannually for five years ending in November 2024, such payments not to exceed $4.8 million. For the three months ended June 30, 2021, Oncogenuity recorded expense of $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2021 and 2020 and $0.4 million and $0.1 million, respectively, for the six months ended June 30, 2021 and 2020.

The Chancellor Masters and Scholars of the University of Oxford Sponsored Research Agreement

In December 2020, Oncogenuity entered into a Sponsored Research Agreement with The Chancellor Masters and Scholars of the University of Oxford, (the “Oxford SRA”). For the three and six months ended June 30, 2021, Oncogenuity recorded expense of $0.1 million and $0.2 million, respectively, in research and development in the Company’s condensed consolidated statement of operations. No expense was recorded in 2020.

The Regents of the University of California Sponsored Research Agreement

In December 2020, Oncogenuity entered into a SRA with The Regents of the University of California, with Frank McCormick PhD, FRS as principal investigator (“McCormick SRA”). For the three and six months ended June 30, 2021 Oncogenuity recorded expense of $0.1 million and $0.1 million, respectively, in research and development in the Company’s condensed consolidated statement of operations. No expense was recorded in 2020.

9. Intangibles, net

On March 31, 2021 Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc. a subsidiary of Eli Lilly and Company (“Dermira”).  Pursuant to the terms of the agreement Journey acquired the rights to Qbrexza® (glycopyrronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older.

Upon Hart-Scott-Rodino clearance, which was received on May 13, 2021, Journey paid the upfront fee of $12.5 million to Dermira. In addition, Dermira is eligible to receive up to $144 million in the aggregate upon the achievement of certain milestones. Royalties ranging from the lower teen digits to the upper teen digits will be payable on net sales of Qbrexza® products, of which royalty amounts are subject to 50% diminution in the event of loss of exclusivity due to the introduction of an authorized generic.

Upon closing of the Qbrexza® purchase, Journey became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza® (the “Qbrexza® Patents”), which are included among the proprietary rights to Qbrexza® to be acquired pursuant to the Qbrexza APA. The Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza® prior to the expiration of the Qbrexza® Patents and alleges that the Qbrexza® Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The purchase price of $12.5 million included the asset Qbrexza as well as finished goods and raw material inventory.  In accordance with ASC 805, Journey fair valued the asset and the inventory and allocated the upfront payment to inventory since the fair value of the assets purchased exceeded the purchase price. The future contingent milestone payments, if achieved, will most likely be recorded to intangible asset and amortized over the seven year life of the asset commencing on the closing date, as we expect all inventory to be utilized or written off prior to the achievement of contingent milestones.  As such, amortization of this intangible asset may be adjusted prospectively.

The table below provides a summary of the Journey intangible assets as of June 30, 2021 and December 31, 2020, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	June 30, 2021	December 31, 2020
		(Unaudited)
Total intangible assets – asset purchases	3 to 7	$19,003	$18,606
Accumulated amortization		(5,302)	(3,977)
Net intangible assets		$13,701	$14,629

The table below provides a summary for the six months ended June 30, 2021, of Journey’s recognized expense related to its product licenses, which was recorded in costs of goods sold on the condensed consolidated statement of operations:

Intangible
($ in thousands)	Assets, Net
Beginning balance at January 1, 2021	$14,629
Additions:
Exelderm milestone	397
Amortization expense	(1,325)
Ending balance at June 30, 2021	$13,701

The future amortization of these intangible assets is as follows:

				Total
($ in thousands)	Ximino®	Exelderm®	Accutane®	Amortization
Six months ending December 31, 2021	$509	$167	$473	$1,149
Year ended December 31, 2022	1,019	—	946	1,965
Year ended December 31, 2023	1,019	—	945	1,964
Year ended December 31, 2024	1,019	—	946	1,965
Year ended December 31, 2025	1,019	—	945	1,964
Thereafter	595	—	157	752
Sub-total	$5,180	$167	$4,412	$9,759
Assets not yet placed in service:
Anti-itch product license acquisition (amortization commencing second half of 2021)	—	—	—	3,942
Total	$5,180	$167	$4,412	$13,701

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Debt and Interest

Debt

Total debt consists of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
($ in thousands)	2021	2020	Interest rate	Maturity
	(Unaudited)
Total notes payable - Oaktree Note	$60,000	$60,000	11.00%	August - 2025
Less: Discount on notes payable	(7,737)	(8,323)
Total notes payable	$52,263	$51,677

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

Partner Company Installment Payments – Licenses

The following tables show the details of partner company installment payments – licenses for the periods presented.

	June 30, 2021
($ in thousands)	Ximino [1]	Accutane [2]	Anti-Itch Product [3]	Total
Partner company installment payments - licenses, short-term	$2,000	$1,000	$1,500	$4,500
Less: imputed interest	(517)	(101)	(21)	(639)
Sub-total partner company installment payments - licenses, short-term	$1,483	$899	$1,479	$3,861

Partner company installment payments - licenses, long-term	$5,000	$2,000	$—	$7,000
Less: imputed interest	(519)	(46)	—	(565)
Sub-total partner company installment payments - licenses, long-term	$4,481	$1,954	$—	$6,435

Total partner company installment payments - licenses	$5,964	$2,853	$1,479	$10,296

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
($ in thousands)	Ximino [1]	Accutane [2]	Anti-Itch Product [3]	Total
Partner company installment payments - licenses, short-term	$2,000	$500	$2,800	$5,300
Less: imputed interest	(602)	(122)	(54)	(778)
Sub-total partner company installment payments - licenses, short-term	$1,398	$378	$2,746	$4,522

Partner company installment payments - licenses, long-term	$5,000	$3,000	$1,000	$9,000
Less: imputed interest	(775)	(88)	—	(863)
Sub-total partner company installment payments - licenses, long-term	$4,225	$2,912	$1,000	$8,137

Total partner company installment payments - licenses	$5,623	$3,290	$3,746	$12,659

Note 1:	Imputed interest rate of 11.96% and maturity date of July 22, 2024.

Note 2:  Imputed interest rate of 4.03%and maturity date of July 29, 2023.

Note 3:  Imputed interest rate of 4.25%and maturity date of January 1, 2022.

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest; fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan.

	Three Months Ended June 30,
	2021			2020
($ in thousands)	Interest	Fees[1]	Total	Interest	Fees[1]	Total
IDB Note	$—	$—	$—	$85	$—	$85
2017 Subordinated Note Financing	—	—	—	1,092	204	1,296
2019 Notes	—	—	—	269	—	269
2018 Venture Notes	—	—	—	433	186	619
LOC Fees	14	—	14	16	—	16
Mustang Horizon Notes	—	—	—	349	270	619
Oaktree Note	1,669	324	1,993	—	—	—
Partner company convertible preferred shares	—	270	270	—	—	—
Partner company dividend payable	263	—	263	—	—	—
Partner company installment payments - licenses [2]	220	—	220	155	—	155
Other	—	—	—	—	—	—
Total Interest Expense and Financing Fee	$2,166	$594	$2,760	$2,399	$660	$3,059

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2021			2020
($ in thousands)	Interest	Fees[1]	Total	Interest	Fees[1]	Total
IDB Note	$—	$—	$—	$169	-	$169
2017 Subordinated Note Financing	—	—	—	2,176	516	2,692
2019 Notes	—	—	—	538	—	538
2018 Venture Notes	—	—	—	866	362	1,228
LOC Fees	23	—	23	31	—	31
Mustang Horizon Notes	—	—	—	690	529	1,219
Oaktree Note	3,319	633	3,952	—	—	—
Partner company convertible preferred shares	—	270	270	—	—	—
Partner company dividend payable	263	—	263	—	—	—
Partner company installment payments - licenses [2]	441	—	441	305	—	305
Other	—	—	—	2	—	2
Total Interest Expense and Financing Fee	$4,046	$903	$4,949	$4,777	$1,407	$6,184

Note 1:	Amortization of fees in connection with debt raises.

Note 2: Imputed interest expense related to Ximino, Accutane and inti-itch cream acquisitions.

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

Journey paid an origination fee of $56,250 on the Closing Date in connection with the issuance of the EWB Loan. In addition, Journey agreed to pay certain third party fees incurred by EWB, as well as legal fees incurred by Journey in connection with the EWB Loan totaling approximately $0.1 million. As of June 30, 2021 fees totaling approximately $0.1 million were recorded as a deferred asset on the condensed consolidated balance sheet. As of June 30, 2021 Journey had no outstanding advances under the EWB Loan.

11. Partner Company Convertible Preferred Shares

In March 2021, our partner company Journey commenced an offering of Journey 8% Cumulative Convertible Class A Preferred Stock (the “Journey Offering”) in an aggregate minimum amount of $12.5 million and an aggregate maximum amount of $30.0 million, which may be increased if Journey and the placement agent agree to do so. The Journey Offering commenced on March 31, 2021 and terminated on July 18, 2021.

Although the Journey 8% Cumulative Convertible Class A Preferred Stock (“Journey Preferred A”) is a form of preferred stock, in substance this instrument is accounted for as a liability on the Company’s condensed consolidated balance sheet.

Dividends on the Journey Preferred A will be paid quarterly in shares of the Company’s common stock based upon a 7.5% discount to the average trading price over the 10-day period preceding the dividend payment date. In addition, if the Journey Preferred A has not been converted into Journey common stock upon a sale of Journey or a qualified financing of Journey in a gross amount of at least $25.0 million within a year of the closing (extendable by another six months at Journey’s option), then the Journey Preferred A will be exchanged for shares of the Company’s common stock, also based upon a 7.5% discount to the average Company common stock trading price over the 10-day period preceding such exchange. Furthermore, the Company is obligated to file one or more registration statements covering the issuance of shares that result from such dividends/exchange. As consideration for the foregoing, Journey will issue to the Company additional shares of Journey common stock, debt securities, or a combination of the foregoing.   At June 30, 2021 the Company recorded Shares Issuable of $0.3 million representing the dividend payable on June 30, 2021 to the Journey Preferred A shareholders, the payment of which was contingent upon an effective registration statement, which was effective on July 30, 2021.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National Securities Corporation (“National”) was the primary placement agent for the Journey Offering and received a 10% fee on gross proceeds raised, plus either warrants to purchase 5% of the Journey common stock into which the Journey Preferred A converts (in the event of a sale of Journey or a qualified financing) or 5% of the Company common stock for which the Journey Preferred A is exchanged (in the event neither a sale of Journey nor a qualified financing occurs), in addition to reimbursement of legal and other expenses.

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

As of June 30, 2021, Journey completed three closings and issued an aggregate of 573,280 Journey Preferred A shares at a price of $25.00 per share, for gross proceeds of $14.3 million. Following the payment of placement agent fees of $1.4 million, and other expenses of $0.3 million, Journey received $12.6 million of net proceeds.  A non-cash contingent warrant value of $0.4 million was also recorded in debt discount (see Note 6).  This warrant was revalued at June 30, 2021 and the change in fair value of $0.2 million was recorded on the condensed consolidated statement of operations.

The Company recorded this transaction on the condensed consolidated balance sheet as a liability of $14.3 million of partner company convertible preferred shares, which is the fair value at initial recognition, and $1.8 million of debt discount associated with the share settled debt. The initial carrying value of the Journey Preferred A is accreted to the settlement value.  The discount to the settlement value is accreted to interest expense using the effective interest method.

In July 2021, Journey completed two additional closings, raising a combined additional $4.6 million and paid placement agent fees of $0.5 million for net proceeds of $4.2 million.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2021	2020
	(Unaudited)

Accounts Payable	$14,271	$11,412
Accrued expenses:
Professional fees	1,205	1,236
Salaries, bonus and related benefits	5,207	6,701
Research and development	4,063	5,007
Research and development - manufacturing	—	518
Research and development - license fees	8,000	—
Research and development - license maintenance fees	627	461
Research and development - milestones	1,115	600
Accrued royalties payable	3,340	2,682
Accrued coupon expense	18,609	12,869
Income taxes payable	—	136
Return reserve	2,099	2,580
Other	1,370	1,187
Total accounts payable and accrued expenses	$59,906	$45,389

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

		For the Six Months Ended
	As of June 30, 2021	June 30, 2021	As of June 30, 2021
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
FBIO Acquisition Corp VIII	$(202)	(96)	$(298)	32.0%
Aevitas	(4,022)	(567)	(4,589)	46.6%
Avenue [2]	2,004	(1,507)	497	77.4%
Baergic	(1,916)	(20)	(1,936)	39.5%
Cellvation	(1,356)	(70)	(1,426)	22.1%
Checkpoint [1]	57,779	(11,643)	46,136	81.1%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	(1,157)	(638)	(1,795)	29.8%
Helocyte	(5,305)	(47)	(5,352)	18.3%
JMC	800	(1,182)	(382)	7.2%
Mustang [2]	133,046	(22,066)	110,980	82.2%
Oncogenuity	(540)	(264)	(804)	24.9%
Tamid	(721)	—	(721)	22.8%
Total	$178,120	$(38,100)	$140,020

		For the twelve months ended
	As of December 31, 2020	December 31, 2020	As of December 31, 2020
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
FBIO Acquisition Corp VIII	$(7)	(27)	$(34)	10.0%
Aevitas	(2,370)	(823)	(3,193)	39.0%
Avenue [2]	5,800	(3,974)	1,826	77.4%
Baergic	(1,662)	(97)	(1,759)	39.5%
Cellvation	(1,089)	(182)	(1,271)	22.1%
Checkpoint [1]	41,704	(13,265)	28,439	80.4%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	567	(1,478)	(911)	30.5%
Helocyte	(4,986)	(259)	(5,245)	18.8%
JMC	138	491	629	7.1%
Mustang [2]	116,060	(36,429)	79,631	80.9%
Oncogenuity	(82)	(376)	(458)	25.3%
Tamid	(663)	(40)	(703)	22.8%
Total	$153,120	$(56,459)	$96,661

Note 1:	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

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

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the three months ended June 30, 2021:

	Six Months Ended June 30,
	2021	2020
Warrants to purchase Common Stock	4,522,654	2,784,037
Options to purchase Common Stock	828,490	1,210,502
Unvested Restricted Stock	16,389,156	14,306,355
Unvested Restricted Stock Units	215,684	458,658
Total	21,955,984	18,759,552

15. Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Employee awards	$1,888	$1,315	$3,376	$2,532
Executive awards of Fortress Companies' stock	348	366	693	767
Non-employee awards	653	51	675	105
Warrants	—	65	—	65
Partner Companies:
Avenue	116	216	230	431
Checkpoint	766	731	1,540	1,370
Mustang	547	957	1,543	1,762
Other	32	47	66	116
Total stock-based compensation expense	$4,350	$3,748	$8,123	$7,148

For the three months ended June 30, 2021 and 2020, approximately $0.8 million and $0.9 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $3.6 million and $2.9 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the six months ended June 30, 2021 and 2020, approximately $2.0 million and $1.8 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $6.1 million and $5.4 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2020	1,053,490	$5.02	$647,482	2.63
Forfeited	(25,000)	4.88	—	—
Options vested and expected to vest at June 30, 2021	1,028,490	$5.02	$824,878	2.15

As of June 30, 2021, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2020	15,507,504	$2.49
Restricted stock granted	2,330,678	3.17
Restricted stock vested	(236,668)	2.75
Restricted stock units granted	1,112,666	4.13
Restricted stock units forfeited	(78,750)	3.47
Restricted stock units vested	(197,917)	3.48
Unvested balance at June 30, 2021	18,437,513	$2.66

As of June 30, 2021 and 2020, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $23.5 million and $17.1 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years and 4.0 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2020	4,590,621	$3.17	$607,848	4.85
Expired	(60,000)	1.37	—
Forfeited	(25,000)	3.00	—
Outstanding as of June 30, 2021	4,505,621	$3.20	$1,958,891	4.44
Exercisable as of June 30, 2021	4,370,621	$3.23	$1,754,141	4.36

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

As of June 30, 2021, 636,408 shares have been purchased and 363,592 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $35,000 and $25,000, respectively, for the three months ended June 30, 2021 and 2020

Capital Raises

Journey 8% Cumulative Convertible Class A Preferred Offering

See Note 11.

At-the-Market Offering

No shares were issued pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement, with B. Riley FBR, Inc. (“B. Riley,” f/k/a MLV & Co. LLC, and FBR Capital Markets & Co.) (the “ATM”) for the six month period ending June 30, 2021.  For the six month period ended June 30, 2020, the Company issued approximately 9.3 million shares of common stock under the ATM at an average price of $2.47 per share for gross proceeds of $23.0 million. In connection with these sales, the Company paid aggregate fees of approximately $0.7 million.

Mustang At-the-Market Offering

During the six months ended June 30, 2021, Mustang issued approximately 16.2 million shares of common stock at an average price of $3.94 per share for gross proceeds of $63.8 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $1.2 million. During the six months ended June 30, 2020, Mustang issued approximately 2.1 million shares of common stock at an average price of $3.76 per share for gross proceeds of $8.0 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.1 million.

Pursuant to the Founders Agreement, Mustang issued 452,965 shares of common stock to Fortress at a weighted average price of $3.50 per share June 30, 2021 for the six months ended June 30, 2021. During the six months ended June 30, 2020, Mustang issued 53,390 shares of common stock to Fortress at a weighted average price of $3.76 per share in connection with the Mustang ATM.

On October 23, 2020, Mustang filed a shelf registration statement No. 333-249657 on Form S-3 (the “2020 Mustang S-3”), which was declared effective on December 4, 2020. Under the 2020 Mustang S-3, Mustang may sell up to a total of $100 million of its securities. As of June 30, 2021, approximately $22.3 million of the 2020 Mustang S-3 remains available for sales of securities.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 23, 2021, Mustang filed a shelf registration statement on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang may sell up to a total of $200.0 million of its securities upon being declared effective. There have been no sales of securities under the Mustang 2021 S-3 as of June 30, 2021.

Checkpoint At-the-Market Offering

During the six months ended June 30, 2021, Checkpoint issued approximately 10,400,000 shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $35.6 million at an average selling price of $3.42 per share, resulting in net proceeds of approximately $34.7 million after deducting commissions and other transaction costs. Pursuant to the Founders Agreement, Checkpoint issued 259,990 shares of common stock to Fortress at a weighted average price of $3.41 per share.

During the six months ended June 30, 2020, Checkpoint sold a total of 1,303,282 shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $2.7 million at an average selling price of $2.05 per share, resulting in net proceeds of approximately $2.6 million after deducting commissions and other transaction costs. Pursuant to the Founders Agreement, Checkpoint issued 32,571 shares of common stock to Fortress at a weighted average price of $2.01 per share.

At June 30, 2021, approximately $60.3 million of the Checkpoint shelf remains available for sale under the Checkpoint S-3.

16. Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. The Company has director and officer insurance to address such claims. The Company and its partner companies also provide indemnification of contractual counterparties in certain situations, including without limitation to clinical sites, service providers and licensors.

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

Legal Proceedings

In November 2020, a purported securities class action complaint was filed in the U.S. District Court for the Eastern District of New York, putatively on behalf of all shareholders who purchased or otherwise acquired Fortress securities between December 11, 2019 and October 9, 2020 (the “Class Period”), and who were allegedly damaged in connection therewith.  The case was captioned Cushman v. Fortress Biotech, Inc., et al., Case No. 1:20-cv-05767, and named as defendants the Company and two of our officers. The complaint alleged that, throughout the Class Period, the Company made false and/or misleading statements and/or failed to disclose various facts and circumstances with respect to a New Drug Application filed by Avenue Therapeutics, Inc., our partner company, regarding IV Tramadol, Avenue’s lead product candidate.  The complaint alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought damages as well as attorneys’ fees, expert fees and other costs. On June 23, 2021 the Company received notice that the claim was dismissed without prejudice.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 31, 2021 Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc. a subsidiary of Eli Lilly and Company (“Dermira”).  Pursuant to the terms of the agreement Journey acquired the rights to Qbrexza® (glycopyrronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon closing of the Qbrexza® purchase, Journey became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza® (the “Qbrexza® Patents”), which are included among the proprietary rights to Qbrexza® to be acquired pursuant to the APA. The Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza® prior to the expiration of the Qbrexza® Patents and alleges that the Qbrexza® Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

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

17. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 10.7% of the Company’s issued and outstanding Common Stock as of June 30, 2021. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.6% of the Company’s issued and outstanding Common Stock as of June 30, 2021.

Shared Services Agreement with TG Therapeutics, Inc (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended June 30, 2021 and 2020, the Company invoiced TGTX $0.1 million and 0.1 million, respectively.  For the six months ended June 30, 2021 and 2020, the Company invoiced TGTX $0.2 million and $0.2 million, respectively.  On June 30, 2021, the amount due from TGTX related to this arrangement approximated $34,000.

Desk Space Agreements with TGTX and OPPM

In connection with the Company’s Desk Space Agreements for the New York, NY office space, for the three months ended June 30, 2021 and 2020, the Company had paid $0.7 million and $0.7 million in rent, respectively, and invoiced TGTX and OPPM approximately $0.4 million and $0.4 million and nil and nil respectively, for their prorated share of the rent base. At June 30, 2021, there were no material amounts due related to this arrangement from TGTX or OPPM.

As of July 1, 2018, TGTX employees began to occupy desks in the Waltham, MA office under the Desk Share Agreement. TGTX began to pay their share of the rent based on actual percentage of the office space occupied on a month by month basis. For the three months ended June 30, 2021 and 2020, the Company had paid approximately $0.1 million and $0.1 million in rent for the Waltham, MA office, and invoiced TGTX approximately $28,000 and $29,000, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Avenue Secondment with Journey

Effective June 1, 2021, the Company, InvaGen, Avenue and Journey entered into a secondment agreement for a certain Avenue employee to be seconded to Journey.  During the secondment, Journey will have the authority to supervise the Avenue employee and will reimburse Avenue for the employee’s salary and salary-related costs.  The term of this agreement lasts until the approval of IV tramadol by the FDA or until the employee’s services are needed again by the Company.  The amount reimbursable to Avenue is $25,000 for the three and six months ended June 30, 2021.

Avenue Key Employee Retention

Effective June 24, 2021, the Company and certain of Avenue’s key employees entered into retention agreements (the “Avenue Retention Agreements”) pursuant to which retention bonuses are payable only if the Merger Transaction (as defined in the SPMA) occurs and the applicable employee remains employed by Avenue immediately prior to the closing of such Merger Transaction.  These Avenue Retention Agreements are effective until the earlier of the consummation of the Merger Transaction or the termination of the SPMA.  Amounts potentially payable to these Avenue key employees are $2.9 million as of June 30, 2021.

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

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended June 30, 2021	Sales	Development	Consolidated
Net revenue	$15,288	$2,555	$17,843
Direct cost of goods	(7,484)	—	(7,484)
Sales and marketing costs	(6,535)	—	(6,535)
Research and development	(10,029)	(23,805)	(33,834)
General and administrative	(1,084)	(11,763)	(12,847)
Other expense	(4,683)	23,149	18,466
Segment loss	$(14,527)	(9,864)	$(24,391)

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended June 30, 2020	Sales	Development	Consolidated
Net revenue	$9,415	$42	$9,457
Direct cost of goods	(3,124)	—	(3,124)
Sales and marketing costs	(3,400)	—	(3,400)
Research and development	—	(17,273)	(17,273)
General and administrative	(1,349)	(9,707)	(11,056)
Other expense	(172)	(2,895)	(3,067)
Segment income (loss)	$1,370	$(29,833)	$(28,463)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Six Months Ended June 30, 2021	Sales	Development	Consolidated
Net revenue	$26,007	$3,423	$29,430
Direct cost of goods	(11,392)	—	(11,392)
Sales and marketing costs	(11,605)	—	(11,605)
Research and development	(10,029)	(43,959)	(53,988)
General and administrative	(2,240)	(23,079)	(25,319)
Other Expenses	(4,904)	27,321	22,417
Segment loss	$(14,163)	$(36,294)	$(50,457)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Six Months Ended June 30, 2020	Sales	Development	Consolidated
Net revenue	$21,361	$1,014	$22,375
Direct cost of goods	(6,934)	—	(6,934)
Sales and marketing costs	(8,079)	—	(8,079)
Research and development	—	(32,390)	(32,390)
General and administrative	(2,302)	(19,594)	(21,896)
Other expense	(379)	(5,228)	(5,607)
Segment income (loss)	$3,667	$(56,198)	$(52,531)

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
June 30, 2021	Sales	Development	Total Assets
Intangible assets, net	$13,701	$—	$13,701
Tangible assets	53,712	350,745	404,457
Total segment assets	$67,413	$350,745	$418,158

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2020	Sales	Development	Total Assets
Intangible assets, net	$14,629	$—	$14,629
Tangible assets	35,422	283,362	318,784
Total segment assets	$50,051	$283,362	$333,413

19. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Product revenue is comprised of Journey’s seven marketed products: Targadox®, Luxamend®, Ceracade®, Exelderm®, Ximino®, Accutane® and Qbrexza®. Substantially all of the product revenue is recorded in the U.S. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s related party revenue is from Checkpoint’s collaborations with TGTX. The table below summarizes the Company’s revenue for the three and six months ending June 30, 2021 and 2020:

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Product revenue, net	$15,288	$9,415	$26,007	$21,361
Collaboration revenue	2,400	—	3,200	—
Revenue – related party	155	42	223	1,014
Net revenue	$17,843	$9,457	$29,430	$22,375

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Customers

For both the three and six months ended June 30, 2021, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

For both the three and six months ended June 30, 2020, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At June 30, 2021, one of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 13.7%. At December 31, 2020, one of the Company’s dermatology products customers accounted for more than 10% of its total accounts balance at 12%.

20. Income taxes

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

Income tax expense for the three and six  months ended June 30, 2021 and 2020 is based on the estimated annual effective tax rate.

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

Overview

We are a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at our majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors, and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Through our partner companies, we have executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, AstraZeneca plc, and Dr. Reddy’s Laboratories, Ltd.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, we leverage our business, scientific, regulatory, legal and finance expertise to help our partners achieve their goals. Our partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings; to date, three partner companies are publicly-traded, and two have consummated strategic partnerships with industry leaders Alexion Pharmaceuticals, Inc., InvaGen Pharmaceuticals, Inc. (a subsidiary of Cipla Limited), and Sentynl Therapeutics, Inc. (“Sentynl”).

.Recent Events

Marketed Dermatology Products

●	Our seven dermatology products are marketed by our partner company, Journey Medical Corporation (“Journey” or “JMC”).
●	During the three months ended June 30, 2021 and 2020, JMC’s marketed products generated net revenue of $15.3 million and $9.4 million, respectively.
●	During the six months ended June 30, 2021 and 2020, JMC’s marketed products generated net revenue of $26.0 million and $21.4 million, respectively.
●	In May 2021, Journey acquired and launched its seventh prescription dermatology product, Qbrexza®.

Late Stage Product Candidates

DFD-29 (oral minocycline)

●	In June 2021, Journey entered into a definitive agreement with Dr. Reddy’s Laboratories Ltd. to develop and commercialize DFD-29 for the treatment of rosacea. Journey and Dr. Reddy’s Laboratories Ltd. intend to conduct two Phase 3 clinical trials to assess the efficacy, safety and tolerability of DFD-29 for regulatory approval.

Intravenous (IV) Tramadol

●	In June 2021, Avenue Therapeutics (“Avenue”) announced that it had received a second Complete Response Letter (“CRL”) from the FDA regarding Avenue’s NDA for IV tramadol.
●	In July 2021, Avenue submitted a Formal Dispute Resolution Request (“FDRR”) to the FDA with respect to the CRLs. The submission follows a Post-Action Type A meeting with the FDA that did not resolve the issues identified in the CRLs. The FDRR has been forwarded to the Office of Neuroscience for review, which office has indicated to Avenue that a response will be provided by August 26, 2021.
●	Under the Stock Purchase and Merger Agreement (“SPMA”), InvaGen Pharmaceuticals retains an option to consummate the second stage closing until October 31, 2021 (after which Avenue can choose to terminate the SPMA), and also retains the option to terminate the SPMA.
●	IV tramadol is currently in development at our partner company, Avenue.

CUTX-101 (Copper Histidinate for Menkes disease)

●	We intend to begin the rolling submission of the NDA for CUTX-101 to the FDA in the second half of 2021.
●	CUTX-101 is currently in development at our partner company, Cyprium Therapeutics, Inc.

MB-107/MB-207 (Ex vivo Lentiviral Therapies for X-linked Severe Combined Immunodeficiency (XSCID))

●	In August 2021, Mustang announced that the European Medicines Agency (“EMA”) granted Priority Medicines (“PRIME”) designation to MB-107, a lentiviral gene therapy for the treatment of XSCID in newly diagnosed infants. In addition to PRIME designation, the EMA granted Advanced Therapy Medicinal Product (“ATMP”) classification to MB-107 in April 2020 and Orphan Drug designation in November 2020. MB-107 has also received Orphan Drug, Rare Pediatric Disease and Regenerative Medicine Advanced Therapy (“RMAT”) designations from the U.S. Food and Drug Administration (“FDA”).
●	Mustang is proceeding with its plans to initiate the pivotal Phase 2 trial in newly diagnosed XSCID patients and to file an Investigational New Drug application to conduct a pivotal Phase 2 trial in previously transplanted XSCID patients.
●	MB-107 and MB-207 are currently in development at our partner company, Mustang Bio, Inc. (“Mustang Bio”).

Cosibelimab (anti-PD-L1 antibody (formerly CK-301))

●	Checkpoint’s registration-enabling study in metastatic cutaneous squamous cell carcinoma (“mCSCC”) is fully enrolled, and we anticipate reporting top-line results by year-end 2021. With a potentially favorable safety profile versus anti-PD-L1 therapy and a plan to commercialize at a substantially lower price, we believe cosibelimab has the potential to be a market disruptive product in the $25 billion and growing PD-(L)1 class.
●	A Phase 3 registration-enabling trial is planned to begin in first-line metastatic non-small cell lung cancer (“NSCLC”) in the second half of 2021.
●	Cosibelimab is currently in development at our partner company, Checkpoint Therapeutics, Inc. (“Checkpoint”).

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	Caelum Biosciences, Inc. (“Caelum”) has two on-going Phase 3 studies of CAEL-101 for AL amyloidosis.
●	Caelum formed a collaboration with Alexion Pharmaceuticals, Inc. (“Alexion”), in 2019, which included an option to acquire Caelum. AstraZeneca completed its acquisition of Alexion on July 21, 2021. The period during which AstraZeneca/Alexion must now decide whether or not to exercise their option to purchase Caelum now expires in January 2022.

●	In June 2021, we announced that CAEL-101 clinical data were presented at the European Hematology Association 2021 Virtual Congress (“EHA2021”). The data, presented in two e-posters, strengthen the safety and tolerability profile of CAEL-101, further support the dose selection for the ongoing Phase 3 study, and suggest possible cardiac and renal response.
●	Also in June 2021, the FDA granted Fast Track designation to CAEL-101 for the treatment of light chain AL amyloidosis.
●	CAEL-101 is currently in development at Caelum Biosciences, Inc., a company founded by Fortress in 2017 and in which Fortress maintains a minority position.

Early Stage Product Candidates

Platform to Administer CAR T Therapy

●	In August, Mustang entered into an exclusive license with Mayo Foundation for Medical Education and Research (“Mayo Clinic”) for a novel technology that may be able to transform the administration of chimeric antigen receptor engineered T cell (“CAR T”) therapies and has the potential to be used as an off-the shelf therapy. Successful implementation may lead to an off-the-shelf product with no need to isolate and expand patient T cells ex vivo.
●	Preclinical proof-of-concept has been established and the ongoing development of this technology will take place at Mayo Clinic. Mustang plans to file an Investigational New Drug (“IND”) application for a multicenter Phase 1 clinical trial once a lead construct has been identified.
●	This technology is in development at our partner company, Mustang Bio.

MB-106 (CD20-targeted CAR T cell therapy)

●	In May 2021, we announced that that the FDA approved Mustang’s IND application to initiate a multicenter, Phase 1/2 clinical trial investigating the safety and efficacy of MB-106, a CD20-targeted CAR T therapy for relapsed or refractory non-Hodgkin lymphoma (“B-NHL”) and chronic lymphocytic leukemia (“CLL”).
●	In June 2021, we announced that MB-106 CD20-targeted CAR T data were presented at EHA2021. Dr. Mazyar Shadman of Fred Hutchinson Cancer Research Center presented updated interim data from the ongoing Phase 1/2 clinical trial for B-NHL and CLL, which showed a favorable safety profile and compelling clinical activity with a 93% overall response rate and 67% complete response rate in fifteen patients treated with the modified cell manufacturing process.
●	MB-106 is currently in development at our partner company, Mustang Bio.

MB-101 (IL13Rα2-targeted CAR T Cell Therapy)

●	In May 2021, we announced that the first patient has been dosed at City of Hope in a clinical trial to establish the safety and feasibility of administering MB-101 (autologous IL13Rα2-targeted CAR T cells) to patients with leptomeningeal brain tumors (e.g., glioblastoma, ependymoma or medulloblastoma).
●	MB-101 is currently in development at our partner company, Mustang Bio.

Dotinurad (Urate Transporter (URAT1) Inhibitor)

●	In May 2021, we announced an exclusive license agreement with Fuji Yakuhin Co. Ltd. to develop Dotinurad in North America, Europe, UK and Canada. Dotinurad is a potential best-in-class urate transporter (URAT1) inhibitor for gout and possibly other hyperuricemic indications including chronic kidney disease and heart failure. Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials.
●	Dotinurad is currently in development at our partner company, FBIO Acquisition Corp. VIII.

General Corporate

●	On April 1, 2021, Journey entered into an agreement with East West Bank (“EWB”) in which EWB will provide a $7.5 million working capital line of credit.
●	In July 2021, Journey completed its final close in connection with its Cumulative Convertible Class A Preferred Stock Offering (the “Preferred Offering”). In connection with the Preferred Offering, Journey issued an aggregate of 750,680 Journey Preferred A shares at a price of $25.00 per share, and after deducting commissions, fees, and expenses, for a total of approximately $16.8 million in net proceeds.

Critical Accounting Policies and Use of Estimates

See Note 2 to the condensed consolidated financial statements.

Results of Operations

General

For the three months ended June 30, 2021 and 2020, we generated $17.8 million and $9.5 million, respectively, of net revenue, of which $15.3 million and $9.4 million, respectively, relates primarily to the sale of Journey branded and generic products. Approximately $0.2 million and $42,000, respectively, relates to Checkpoint’s collaborative agreements with TG Therapeutics Inc. (“TGTX”). Collaboration revenue of $2.4 million recognized in the quarter ended June 30, 2021 is a result of Cyprium’s agreement with Sentynl.

For the six months ended June 30, 2021 and 2020, we generated $29.4 million and $22.4 million, respectively, of net revenue, of which $26.0 million and $21.4 million, respectively, relates primarily to the sale of Journey branded and generic products. Approximately $0.2 million and $1.0 million, respectively, relates to Checkpoint’s collaborative agreements with TGTX. Cyprium’s collaboration revenue with Sentynl was $3.2 million for the six months ended June 30, 2021.

As of June 30, 2021, we had an accumulated deficit of $495.1 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three and six months ended June 30, 2021, we had $7.5 million or 49% of product revenue, net and $11.4 million or 43.8% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products, compared to $3.1 million or 33.2% of product revenue, net and $6.9 million or 32.5% of product revenue, net, respectively, for the three and six months ended June 30, 2020.  The increase in cost of goods sold is related to the step-up charge of $1.2 million for the Qbrexza inventory sold in the three months ended June 30, 2021.

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

For the three months ended June 30, 2021 and 2020, research and development expenses were approximately $22.8 million and $15.7 million, respectively. Additionally, during the three months ended June 30, 2021 and 2020, we expensed approximately $11.0 million and $1.6 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended June 30, 2021 and 2020 was $0.8 million and $0.9 million, respectively.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the quarter ended June 30, 2021 and 2020, by entity:

	Three Months Ended June 30,		% of total
($ in thousands)	2021	2020	2021	2020
Research & Development
Fortress	$681	$344	3%	2%
Partner Companies:
Avenue	327	1,219	1%	8%
Checkpoint	7,198	3,029	32%	19%
JMC	29	—	—%	—%
Mustang	10,840	9,767	47%	62%
Other[1]	3,756	1,344	17%	9%
Total Research & Development Expense	$22,831	$15,703	100%	100%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent, and other general operating expenses not otherwise included in research and development expenses. For the three months ended June 30, 2021 and 2020, selling, general and administrative expenses were approximately $19.4 million and $14.5 million, respectively. Noncash, stock-based compensation expense included in selling, general and administrative expenses for the three months June 30, 2021 and 2020 was $3.6 million and $2.9 million, respectively.

The table below provides a summary of selling, general and administrative costs for the quarter ended June 30, 2021 and 2020, by entity:

	Three Months Ended June 30,		% of Total
($ in thousands)	2021	2020	2021	2020
Selling, General & Administrative
Fortress	$6,617	$5,177	34%	36%
Partner Companies:
Avenue	622	684	3%	5%
Checkpoint	1,736	1,496	9%	10%
JMC[1]	7,619	4,767	39%	33%
Mustang	2,086	1,922	11%	13%
Other[2]	702	410	4%	3%
Total Selling, General & Administrative Expense	$19,382	$14,456	100%	100%

Note 1:	Includes cost of outsourced sales force for the three months ended June 30, 2021 and 2020 of $2.9 million and $3.0 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

Comparison of three months ended June 30, 2021 and 2020

	Three Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Revenue
Product revenue, net	$15,288	$9,415	$5,873	62%
Collaboration revenue	2,400	—	2,400	100%
Revenue – related party	155	42	113	269%
Net revenue	17,843	9,457	8,386	89%

Operating expenses
Cost of goods sold – product revenue	7,484	3,124	4,360	140%
Research and development	22,831	15,703	7,128	45%
Research and development – licenses acquired	11,003	1,570	9,433	601%
Selling, general and administrative	19,382	14,456	4,926	34%
Total operating expenses	60,700	34,853	25,847	74%
Loss from operations	(42,857)	(25,396)	(17,461)	69%

Other income (expense)
Interest income	146	336	(190)	(57)%
Interest expense and financing fee	(2,760)	(3,059)	299	(10)%
Change in fair value of investments	25,005	—	25,005	100%
Change in fair value of derivative liability	(3,925)	(344)	(3,581)	1,041%
Total other income (expense)	18,466	(3,067)	21,533	(702)%
Net Loss	(24,391)	(28,463)	4,072	(14)%

Less: net loss attributable to non-controlling interest	20,856	15,149	5,707	38%
Net loss attributable to common stockholders	$(3,535)	$(13,314)	$9,779	(73)%

Net revenues increased $8.4 million, or 89%, from the three months ended June 30, 2020 to the three months ended June 30, 2021 primarily due to revenues associated with newly launched products.  Journey launched Accutane in the first quarter of 2021 and Qbrexza during the second quarter of 2021.  The increase in collaboration revenue is due to the Cyprium agreement with Sentnyl, signed in the first quarter of 2021.

Cost of goods sold increased by $4.4 million, or 140%, from the three months ended June 30, 2020 to the three months ended June 30, 2021 related to Qbrexza inventory step up of $1.2 million for inventory units sold as well as the increase in royalty expense related to Qbrexza and Accutane of $1.8 million due to the expansion of Journey’s marketed product portfolio. Journey expects the total step-up in inventory value related to Qbrexza units sold of $5.7 million to be incurred in 2021.  However this amount is based upon the Company forecast and may be higher or lower depending on actual units sold.

Research and development expenses increased $7.1 million or 45% from the three months ended June 30, 2020 to the three months ended June 30, 2021. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Research & Development
Stock-based compensation
Fortress	$290	$198	$92	46%
Partner Companies:
Avenue	42	85	(43)	(51)%
Checkpoint	158	161	(3)	(2)%
Mustang	306	444	(138)	(31)%
Other[1]	2	7	(5)	(67)%
Sub-total stock-based compensation expense	798	895	(97)	(11)%
Other Research & Development
Fortress	391	146	245	168%
Partner Companies:
Avenue	285	1,134	(849)	(75)%
Checkpoint	7,040	2,866	4,174	146%
JMC	29	—	29	100%
Mustang	10,534	9,323	1,211	13%
Other[1]	3,754	1,339	2,415	180%
Total Research & Development Expense	$22,831	$15,703	$7,128	45%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

The decrease in stock-based compensation for the quarter ended June 30, 2021 is primarily due to the effect of fully vested equity grants to key employees and non-employees at both Mustang and Fortress.

The increased spending at Checkpoint of $4.2 million is attributable primarily to increased clinical and manufacturing costs related to cosibelimab. Mustang’s increase in research and development spending of $1.2 million is attributable to increased costs associated with lab supplies, consulting fees, and personnel related expenses. Avenue’s decrease of $0.8 million is primarily due to decreases in expenses associated with NDA related and advisory committee preparation costs as well as personnel costs. The increase in “Other” of $2.4 million is attributable to increased spend in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 for Cyprium, as Cyprium prepares to file for its rolling NDA.

The increase in research and development – licenses acquired of $9.4M or 601% from the three months ended June 30, 2020 as compared to the three months ended June 30, 2021 is due to the expense recorded in the second quarter of 2021 for Journey’s $10 million license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. for a potential rosacea treatment, referred to as the DFD-29 Agreement, offset by a decrease in research and development – licenses acquired at Mustang.

Selling, general and administrative expenses increased $5.0 million, or 34%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The following table shows the change in selling, general and administrative spending by Fortress and its partner companies:

	Three Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$2,599	$1,599	$1,000	63%
Partner Companies:
Avenue	74	131	(57)	(43)%
Checkpoint	608	570	38	7%
JMC	11	—	11	100%
Mustang	241	513	(272)	(53)%
Other[2]	19	40	(21)	(52)%
Sub-total stock-based compensation expense	3,552	2,853	699	24%
Other Selling, General & Administrative
Fortress	4,018	3,578	440	12%
Partner Companies:
Avenue	548	553	(5)	(1)%
Checkpoint	1,128	926	202	22%
JMC[1]	7,608	4,727	2,881	61%
Mustang	1,845	1,409	436	31%
Other[2]	683	410	273	67%
Total Selling, General & Administrative Expense	$19,382	$14,456	$4,926	34%

Note 1:	Includes cost of outsourced sales force for the three months ended June 30, 2021 and 2020 of $3.0 million and $1.6 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

For the quarter ended June 30, 2021, the increase in selling, general and administrative expenses of $5.0 million, or 34%, is primarily attributable to Journey’s increased sales and marketing costs associated with the expanded product portfolio, as well as Mustang’s increase in professional fees and investor relations. Checkpoint’s increase is due to increases in personnel-related costs. The increase in “Other” of $0.3 million is attributed to Cyprium’s increase in personnel-related expenses.

Total other income (expense) increased $21.5 million, or 702%, from expense of $3.1 million for the three months ended June 30, 2020 to income of $18.4 million for the three months ended June 30, 2021, primarily due to the change in fair value of the Company’s investment in Caelum of $25.0 million offset by the increase in the fair value of derivative liability of $3.7 million due to the contingent liability recorded by Journey related to the DFD-29 Agreement, recorded in the three months ended June 30, 2021.

Net loss attributable to common stockholders decreased $9.8 million, or 73%, from a net loss of $13.3 million for the three months ended June 30, 2020 to a net loss of $3.5 million for the three months ended June 30, 2021.

Comparison of six months ended June 30, 2021 and 2020

	Six Months Ended June 30,		Change
($in thousands)	2021	2020	$	%
Revenue
Product revenue, net	$26,007	$21,361	$4,646	22%
Collaboration revenue	3,200	—	3,200	100%
Revenue – related party	223	1,014	(791)	(78)%
Net revenue	29,430	22,375	7,055	32%

Operating expenses
Cost of goods sold – product revenue	11,392	6,934	4,458	64%
Research and development	42,859	30,570	12,289	40%
Research and development – licenses acquired	11,129	1,820	9,309	511%
General and administrative	36,924	29,975	6,949	23%
Total operating expenses	102,304	69,299	33,005	48%
Loss from operations	(72,874)	(46,924)	(25,950)	55%

Other income (expense)
Interest income	373	963	(590)	(61)%
Interest expense and financing fee	(4,949)	(6,184)	1,235	(20)%
Change in fair value of investments	30,918	—	30,918	100%
Change in fair value of derivative liability	(3,925)	(386)	(3,539)	917%
Total other income (expense)	22,417	(5,607)	28,024	(500)%
Net loss	(50,457)	(52,531)	2,074	(4)%

Less: net loss attributable to non-controlling interest	38,100	26,847	11,253	42%
Net loss attributable to common stockholders	$(12,357)	$(25,684)	$13,327	(52)%

Net revenues increased $7.1 million, or 32%, from the six months ended June 30, 2020 to the six months ended June 30, 2021 primarily due to revenues associated with newly launched products.  Journey launched Accutane in the first quarter of 2021 and Qbrexza during the second quarter of 2021.  The increase in collaboration revenue is due to the Cyprium agreement with Sentnyl, signed in the first quarter of 2021.

Cost of goods sold increased by $4.5 million, or 64%, from the six months ended June 30, 2020 to the six months ended June 30, 2021 due to the step-up in inventory value related to units sold of  Qbrexza of $1.2 million for the three-month period ended June 30, 2021, as well as the increase in royalty expense related to Qbrexza and Accutane of $1.8 million related to the expansion of Journey’s marketed product portfolio. Journey expects the total step-up in inventory value related to Qbrexza units sold of $5.7 million to be incurred in 2021.  However this amount is based upon the Company forecast and may be higher or lower depending on actual units sold.

Research and development expenses increased $12.3 million or 40% from the six months ended June 30, 2020 to the six months ended June 30, 2021. The following table shows the change in research and development spending by Fortress and its partner companies:

	Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Research & Development
Stock-based compensation
Fortress	$594	$399	$195	49%
Partner Companies:
Avenue	83	169	(86)	(51)%
Checkpoint	319	305	14	5%
Mustang	978	897	81	9%
Other[1]	5	18	(13)	(75)%
Sub-total stock-based compensation expense	1,979	1,788	191	11%
Other Research & Development
Fortress	734	624	110	18%
Partner Companies:
Avenue	503	1,747	(1,244)	(71)%
Checkpoint	11,092	5,357	5,735	107%
JMC	29	—	29	100%
Mustang	21,424	18,122	3,302	18%
Other[1]	7,098	2,932	4,166	142%
Total Research & Development Expense	$42,859	$30,570	$12,289	40%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

The increase in stock-based compensation for the six months ended June 30, 2021, is primarily due to the effect of new equity grants to key employees and non-employees at both Mustang and Fortress.

The increased spending at Checkpoint of $5.7 million is attributable primarily to increased clinical and manufacturing costs related to cosibelimab. Mustang’s increase in research and development spending of $3.3 million is attributable to increased costs associated with lab supplies, consulting fees, and personnel related expenses. Avenue’s decrease of $1.2 million is primarily due to decreases in expenses associated with NDA related and advisory committee preparation costs as well as personnel costs. The increase in “Other” of $4.2 million is attributable to increased spend in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 for Cyprium, as Cyprium prepares to file for its rolling NDA.

The increase in research and development – licenses acquired of $9.3M or 511% from the six months ended June 30, 2020 as compared to the six months ended June 30, 2021 is due to the expense recorded in the second quarter of 2021 for Journey’s $10 million license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. for a potential rosacea treatment, referred to as the DFD-29 Agreement, offset by a decrease in research and development – licenses acquired at Mustang.

Selling, general and administrative expenses increased $7.0 million, or 23%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The following table shows the change in selling, general and administrative spending by Fortress and its partner companies:

	Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$4,150	$3,070	$1,080	35%
Partner Companies:
Avenue	147	262	(115)	(44)%
Checkpoint	1,221	1,065	156	15%
JMC	33	—	33	100%
Mustang	565	864	(299)	(35)%
Other[2]	28	99	(71)	(71)%
Sub-total stock-based compensation expense	6,144	5,360	784	15%
Other Selling, General & Administrative
Fortress	8,286	7,769	517	7%
Partner Companies:
Avenue	1,219	999	220	22%
Checkpoint	2,129	1,985	144	7%
JMC[1]	13,811	10,455	3,356	32%
Mustang	3,724	2,827	897	32%
Other[2]	1,611	580	1,031	178%
Total Selling, General & Administrative Expense	$36,924	$29,975	$6,949	23%

Note 1:	Includes cost of outsourced sales force for the six months ended June 30, 2021 and 2020 of $6.0 million and $4.5 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

For the six months ended June 30, 2021, the increase in selling, general and administrative expenses of $7.0 million, or 23%, is primarily attributable to Journey’s increased sales and marketing costs associated with the expanded product portfolio, as well as Mustang’s increase in professional fees and investor relations. Checkpoint’s increase is due to increases in personnel-related costs. The increase in “Other” of $1.0 million is attributed to Cyprium’s increase in personnel-related expenses.

Total other income (expense) increased $28.0 million, or 500%, from expense of $5.6 million for the six months ended June 30, 2020 to income of $22.4 million for the six months ended June 30, 2021, primarily due to the change in fair value of the Company’s investment in Caelum of $30.9 million offset by the increase in the fair value of derivative liability of $3.7 million due to the contingent liability recorded by Journey related to the DFD-29 Agreement, recorded in the three months ended June 30, 2021.

Net loss attributable to common stockholders decreased $13.3 million, or 52%, from a net loss of $25.7 million for the six months ended June 30, 2020 to a net loss of $12.4 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities, from the sale of partner companies, and the proceeds from the exercise of warrants and stock options. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, sales of stakes in partner companies, the potential acquisition of Avenue, the contingent acquisition of Caelum, or through other sources of financing.

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

Cash Flows for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
($ in thousands)	2021	2020
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(56,148)	$(39,304)
Investing activities	(5,298)	(2,839)
Financing activities	103,087	88,563
Net increase in cash and cash equivalents and restricted cash	$41,641	$46,420

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Six Months Ended June 30, 2021
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(16,097)	$(2,011)	$(10,365)	$(27,675)	$(56,148)
Investing activities	(2,399)	—	—	(2,899)	(5,298)
Financing activities	5,677	—	34,717	62,693	103,087
Net increase in cash and cash equivalents and restricted cash	$(12,819)	$(2,011)	$24,352	$32,119	$41,641

	For the Six Months Ended June 30, 2020
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(12,395)	$(2,488)	$(6,701)	$(17,720)	$(39,304)
Investing activities	(499)	(1,000)	—	(1,340)	(2,839)
Financing activities	43,007	—	2,548	43,008	88,563
Net increase in cash and cash equivalents and restricted cash	$30,113	$(3,488)	$(4,153)	$23,948	$46,420

Note 1:	Includes Fortress and non-public partner companies.

Operating Activities

Net cash used in operating activities increased $16.8 million from the six months ended June 30, 2020, compared to the six months ended June 30, 2021. The increase is primarily due to the increase of $12.4 million in inventory related to the Qbrexza acquisition, and a $4.5 million increase in accounts receivable related to the increase in revenue at Journey.

Investing Activities

Net cash used in investing activities increased $2.5 million from the six months ended June 30, 2020, compared to the six months ended June 30, 2021. The increase is due to a $1.7 million increase in the purchase of research and development licenses, a $0.4 million increase in the purchase of property and equipment and $0.4 million increase in the purchase of intangible assets.

Financing Activities

Net cash provided by financing activities was $88.6 million for the six months ended June 30, 2020, compared to $103.1 million of net cash provided by financing activities for the six months ended June 30, 2021, an increase of $14.5 million. During the six months ended June 30, 2021, net proceeds from at-the-market offerings for the partner companies increased $88.7 million, and net proceeds from partner company convertible preferred shares increased $14.3 million, offset by the decrease in proceeds from partner companies’ sale of stock of $37.2 million, the decrease in proceeds from Series A perpetual preferred stock of $25.9 million, the decrease in proceeds from the issuance of common stock for at-the-market offering of $23.0 million, and the repayment of partner company installment payments – licenses of $2.8 million.

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

Based on our analysis, for the years ended December 31, 2019 and December 31, 2020, and for the interim period through June 30, 2021, we determined the effect of a 100 (+/- 1) basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

In November 2020, a purported securities class action complaint was filed in the U.S. District Court for the Eastern District of New York, putatively on behalf of all shareholders who purchased or otherwise acquired Fortress securities between December 11, 2019 and October 9, 2020 (the “Class Period”), and who were allegedly damaged in connection therewith.  The case was captioned Cushman v. Fortress Biotech, Inc., et al., Case No. 1:20-cv-05767, and named as defendants the Company and two of our officers. The complaint alleged that, throughout the Class Period, the Company made false and/or misleading statements and/or failed to disclose various facts and circumstances with respect to a New Drug Application filed by Avenue Therapeutics, Inc., our partner company, regarding IV Tramadol, Avenue’s lead product candidate.  The complaint alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought damages as well as attorneys’ fees, expert fees and other costs. On June 23, 2021 the Company received notice that the claim was dismissed without prejudice.

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

Subject to the terms and conditions described in the Avenue SPMA, InvaGen may also (in its sole discretion) provide interim financing to Avenue in an amount of up to $7.0 million during the time period between the Stock Purchase Transaction (which occurred on February 8, 2019) and the Merger Transaction. Any amounts drawn on the interim financing would be deducted from the aggregate consideration payable to the Avenue stockholders by virtue of the Merger Transaction. To date, InvaGen has not provided the Company with this interim financing.

Over the past several months, Avenue has communicated with InvaGen relating to InvaGen’s assertions that Material Adverse Effects (as defined in the Avenue SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol.  Additionally, in connection with the resubmission of Avenue’s NDA in February 2021, InvaGen communicated to Avenue that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the Avenue SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. InvaGen has communicated to Avenue its desire to consider all options on the proposed merger, including the option to not consummate the merger. Since Avenue did not receive FDA approval for IV Tramadol by April 30, 2021, these assertions have no impact as to whether InvaGen is obligated to close the Avenue SPMA, because, as discussed above, InvaGen no longer has such an obligation. As a result, the possible timing and likelihood of the completion of the merger are uncertain. There can be no assurance that the Merger Transaction will be completed on the expected terms, anticipated schedule, or at all. It is also possible InvaGen could attempt to pursue monetary claims against Avenue and/or Fortress.

Avenue is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of June 30, 2021, Avenue had an accumulated deficit of $75.2 million.

On October 12, 2020, Avenue announced that it had received a Complete Response Letter (“the First CRL”) from the FDA regarding Avenue’s NDA for IV Tramadol. The First CRL cited deficiencies related to the terminal sterilization validation and stated that IV Tramadol, intended to treat patients in acute pain who require an opioid, is not safe for the intended patient population. On February 12, 2021, Avenue resubmitted its NDA to the FDA for IV Tramadol. The NDA resubmission followed the receipt of official minutes from a Type A meeting with the FDA. The resubmission included revised language relating to the proposed product label and a report relating to terminal sterilization validation. On June 14, 2021, Avenue announced that it had received a second Complete Response Letter (the “Second CRL”) from the FDA regarding Avenue’s NDA for IV tramadol. The Second CRL stated that the delayed and unpredictable onset of analgesia with IV tramadol does not support its benefit as a monotherapy to treat patients in acute pain and that there is insufficient information to support that IV tramadol in combination with other analgesics is safe and effective for the intended patient population. In particular, the Second CRL stated that, while the primary endpoint was met in two efficacy studies, meaningful pain relief was delayed (accounting for the use of rescue medication, e.g., ibuprofen), and some patients never achieved pain relief. Avenue continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. Avenue submitted a formal dispute resolution request (“FDRR”) with the FDA on July 27, 2021. The FDRR has been forwarded to the Office of Neuroscience for review, which office has indicated to Avenue that a response will be provided by August 26, 2021. Avenue’s ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of the FDRR for IV Tramadol, whether or not the FDA ultimately approves IV Tramadol, and potentially on whether or not Avenue procures additional capital.

As of June 30, 2021, Avenue had cash and cash equivalents of $1.1 million. In the event that IV Tramadol is approved by the FDA, this triggers an obligation by Avenue to make $5.0 million in contractual milestone payments, for which Avenue currently does not have sufficient funding. In the event that IV Tramadol is not approved by the FDA, Avenue believes that its cash and cash equivalents should be sufficient to fund its operating expenses only into the third quarter of 2021.  Avenue will need to secure additional funds through equity or debt offerings, or other potential sources. Avenue cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about Avenue’s ability to continue as a going concern within one year from the date of this report.

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

We act, and are likely to continue acting, as indemnitor of potential losses or liabilities that may be experienced by one or more of our affiliated companies and/or their partners or investors. For instance, under that certain Indemnification Agreement, dated as of November 12, 2018 (the “Indemnification Agreement”), we indemnify InvaGen and its affiliates for losses they may sustain in connection with inaccuracies that may appear in the representations and warranties that Avenue made to InvaGen in the Avenue SPMA, as such representations and warranties were given as of the dates of signing and first closing, and as may be required to be given as of the second stage closing under the Avenue SPMA as well. The maximum amount of indemnification we may have to provide under the Indemnification Agreement is $35.0 million, and such obligation terminates upon the consummation of the Merger Transaction (as defined in the Avenue SPMA). In the event of payment by us of any such indemnification amount, we would be able to recoup such amounts (other than our pro rata share of the indemnification as a shareholder in Avenue) from the Merger Transaction proceeds, but if the Merger Transaction never occurs, we would have no means of recouping such previously-paid indemnification amounts. If we become obligated to pay all or a portion of such indemnification amounts (regardless of whether or not we are partially reimbursed out of the proceeds of the Merger Transaction), our business and the market value of our common stock and/or debt securities may be materially adversely impacted.

Also, while not an indemnification obligation, we have agreed, in connection with a convertible preferred financing by our partner company Journey Medical, to a contingent issuance of what could be a significant number of shares of Fortress common stock.  Such issuance would occur only if Journey Medical has neither been sold nor consummated a qualified financing (in one transaction or a series of related transactions) under which Journey Medical has received an aggregate gross amount of $25 million from the sale of Journey Medical common stock, in each case by March 31, 2022 (extendible by up to an additional six months at Journey’s option).   Substantial dilution to Fortress stockholders may result if neither such event occurs and we are thereby obligated to issue the aforementioned Fortress common stock.

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

We rely on clinical and pre-clinical data and results obtained from and by third parties that could ultimately prove to be inaccurate or unreliable.

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

Our partner company Journey has acquired an isotretinoin product and began marketing that product under the Accutane® brand name in Q2 2021. Isotretinoin has a black box warning for use in pregnant women.  Isotretinoin also has warnings for side effects related to psychiatric disorders and inflammatory bowel disease, among others. Historically, isotretinoin has been the subject of significant product liability claims, mainly related to irritable bowel disease . Currently, there is no significant isotretinoin product liability litigation. The federal multi-district litigation (“MDL”) court dismissed all remaining federal isotretinoin cases in 2014 after ruling that the warning label on the drug was adequate. The MDL dissolved in 2015, which effectively put an end to federal lawsuits. Cases continued in New Jersey state court until 2017, when the trial court judge dismissed the remaining the isotretinoin product liability cases. Thus, should a product liability claim against Journey be brought related to its isotretinoin product, we have substantial defenses.  However, it is not feasible to predict the ultimate outcome of any litigation and the Company could in the future be required to pay significant amounts as a result of settlement or judgments should such new product liability claims be brought.

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

August 16, 2021	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 16, 2021	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)