Form 10-Q
period 2021-09-30
Fortress Biotech, Inc.
filed 2021-11-15
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of November 11, 2021
Common Stock, $0.001 par value	99,629,396
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our and our partner companies’ product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our or our partner companies’ products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and we expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, which lending agreements may restrict our operations. Further, the occurrence of any default event under any applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	If we raise capital by issuing additional equity securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey” or “JMC”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Ximino, Targadox, Accutane, and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	The majority of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Two of Journey’s marketed products, Qbrexza and Ximino, as well as DFD-29, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, LTD, currently have patent protection. Three of Journey’s marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We and our partner companies have also entered into several arrangements under which we and/or they have agreed to contingent dispositions of such partner companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we or our partner companies had developed and commercialized such product candidates ourselves.

3

●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business.
●	We act as guarantor and/or indemnitor of certain obligations of our subsidiaries and affiliates, which could require us to pay substantial amounts based on the actions or omissions of said subsidiaries or affiliates.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial supplies for products. Such reliance on third-parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (PTO), such as the Paragraph IV certification made by Perrigo pertaining to the patents covering Qbrexza, a product being commercialized by our partner company Journey. Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of sales of that product in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our products are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

4

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$252,721	$233,351
Accounts receivable, net	31,738	23,928
Inventory	11,614	1,404
Other receivables - related party	947	744
Prepaid expenses and other current assets	4,167	6,723
Total current assets	301,187	266,150

Property and equipment, net	13,975	11,923
Operating lease right-of-use asset, net	19,415	20,487
Restricted cash	1,645	1,645
Long-term investment, at fair value	56,860	17,566
Intangible asset, net	13,043	14,629
Other assets	1,708	1,013
Total assets	$407,833	$333,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$82,855	$45,389
Accounts payable - related party	74	—
Deferred revenue	3,354	—
Operating lease liabilities, short-term	2,047	1,849
Notes payable, short-term	10,450	—
Partner company installment payments - licenses, short-term (net of imputed interest of $567 and $778 as of September 30, 2021 and December 31, 2020, respectively)	4,433	4,522
Total current liabilities	103,213	51,760

Notes payable, long-term (net of debt discount of $7,431 and $8,323 as of September 30, 2021 and December 31, 2020, respectively)	42,569	51,677
Operating lease liabilities, long-term	21,522	22,891
Partner company installment payments - licenses, long-term (net of imputed interest of $461 and $863 as of September 30, 2021 and December 31, 2020, respectively)	3,539	8,137
Partner company convertible preferred shares, short-term (net of debt discount of $1,923 as of September 30, 2021 )	18,078	—
Partner company derivative warrant liabilities	4,365	—
Other long-term liabilities	2,079	1,949
Total liabilities	195,365	136,414

Commitments and contingencies (Note 16)

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively, liquidation value of $25.00 per share	3	3
Common stock, $.001 par value, 170,000,000 shares authorized, 98,714,222 shares issued and outstanding as of September 30, 2021; 150,000,000 shares authorized, 94,877,492 shares issued and outstanding as of December 31, 2020, respectively	99	95
Common stock issuable, 116,866 and 0 shares as of September 30, 2021 and December 31, 2020, respectively	365	—
Additional paid-in-capital	608,089	583,000
Accumulated deficit	(515,898)	(482,760)
Total stockholders' equity attributed to the Company	92,658	100,338

Non-controlling interests	119,810	96,661
Total stockholders' equity	212,468	196,999
Total liabilities and stockholders' equity	$407,833	$333,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product revenue, net	$19,610	$9,447	$45,617	$30,808
Collaboration revenue	1,446	—	4,646	—
Revenue - related party	29	28	252	1,042
Net revenue	21,085	9,475	50,515	31,850

Operating expenses
Cost of goods sold - product revenue	11,167	3,379	22,559	10,313
Research and development	27,367	13,298	70,226	43,868
Research and development - licenses acquired	713	458	15,585	2,278
Selling, general and administrative	22,221	15,383	59,145	45,358
Wire transfer fraud loss	9,540	—	9,540	—
Total operating expenses	71,008	32,518	177,055	101,817
Loss from operations	(49,923)	(23,043)	(126,540)	(69,967)

Other income (expense)
Interest income	132	265	505	1,228
Interest expense and financing fee	(4,444)	(6,958)	(9,393)	(13,142)
Change in fair value of investments	8,376	575	39,294	575
Change in fair value of derivative liability	(2)	(803)	(184)	(1,189)
Total other income (expense)	4,062	(6,921)	30,222	(12,528)
Net loss	(45,861)	(29,964)	(96,318)	(82,495)

Net loss attributable to non-controlling interests	25,080	14,417	63,180	41,264
Net loss attributable to common stockholders	$(20,781)	$(15,547)	$(33,138)	$(41,231)

Net loss per common share - basic and diluted	$(0.56)	$(0.39)	$(1.19)	$(1.19)
Net loss per common share attributable to non - controlling interests - basic and diluted	$(0.31)	$(0.19)	$(0.78)	$(0.59)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.26)	$(0.20)	$(0.41)	$(0.59)

Weighted average common shares outstanding - basic and diluted	81,348,243	76,093,211	81,056,165	69,404,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2021

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of June 30, 2021	3,427,138	$3	97,495,244	$97	$263	$603,035	$(495,117)	$140,020	$248,301
Stock-based compensation expense	—	—	—	—	—	4,326	—	—	4,326
Issuance of common stock related to equity plans	—	—	354,007	1	—	(1)	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	786,300	1	—	2,747	—	—	2,748
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	—	4,626	—	—	4,626
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	151	—	—	151
Partner company’s dividends declared and paid	—	—	—	—	—	(187)	—	—	(187)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	7	—	—	7
Common shares issued for dividend on partner company's convertible preferred shares	—	—	78,671	—	(263)	263	—	—	—
Common shares issuable for dividend on partner company's convertible preferred shares	—	—	—	—	365	—	—	—	365
Non-controlling interest in partner companies	—	—	—	—	—	(4,870)	—	4,870	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(25,080)	(25,080)
Net loss attributable to common stockholders	—	—	—	—	—	—	(20,781)	—	(20,781)
Balance as of September 30, 2021	3,427,138	$3	98,714,222	$99	$365	$608,089	$(515,898)	$119,810	$212,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2020

	Series A Perpetual				Common					Total
	Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	Equity
Balance as of June 30, 2020	2,693,806	$3	86,113,331	$86	$813	$—	$521,493	$(461,918)	$56,381	$116,858
Stock-based compensation expense	—	—	—	—	—	—	3,171	—	—	3,171
Issuance of common stock related to equity plans	—	—	268,800	—	—	—	—	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	7,064,214	7	—	—	21,110	—	—	21,117
Preferred A dividends declared and paid	—	—	—	—	—	—	(1,719)	—	—	(1,719)
Issuance of Series A preferred stock for cash, net	733,332	—	—	—	—	—	11,965	—	—	11,965
Partner company’s offering, net	—	—	—	—	—	—	18,774	—	—	18,774
Partner company’s at-the-market offering, net	—	—	—	—	—	—	23,053	—	—	23,053
Partner company’s preferred stock offering, net	—	—	—	—	—	—	7,088	—	—	7,088
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	—	180	—	—	180
Partner company’s dividends declared and paid	—	—	—	—	—	—	(50)	—	—	(50)
Reclass partner company's warrants from liability to equity	—	—	—	—	—	—	1,216	—	—	1,216
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	—	21	—	—	21
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	302,029	1	(500)	—	810	—	—	311
Write off common shares issuable for 2019 Notes interest expense	—	—	—	—	(313)	—	—	—	—	(313)
Common shares issuable for service	—	—	—	—	18	—	—	—	—	18
Issuance of warrants in conjunction with Oaktree Note	—	—	—	—	—	—	4,419	—	—	4,419
Non-controlling interest in partner companies	—	—	—	—	—	—	(37,070)	—	37,070	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(14,417)	(14,417)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(15,547)	—	(15,547)
Balance as of September 30, 2020	3,427,138	$3	93,748,374	$94	$18	$—	$574,461	$(477,465)	$79,034	$176,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2021

	Series A				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of December 31, 2020	3,427,138	$3	94,877,492	$95	$—	$583,000	$(482,760)	$96,661	$196,999
Stock-based compensation expense	—	—	—	—	—	12,449	—	—	12,449
Issuance of common stock related to equity plans	—	—	2,912,652	3	—	(3)	—	—	—
Issuance of common stock under ESPP	—	—	59,107	—	—	137	—	—	137
Issuance of common stock for at-the-market offering, net	—	—	786,300	1	—	2,747	—	—	2,748
Preferred A dividends declared and paid	—	—	—	—	—	(6,023)	—	—	(6,023)
Partner companies' at-the-market offering, net	—	—	—	—	—	101,958	—	—	101,958
Partner company’s exercise of options for cash	—	—	—	—	—	7	—	—	7
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	309	—	—	309
Partner company’s dividends declared and paid	—	—	—	—	—	(562)	—	—	(562)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	136	—	—	136
Common shares issued for dividend on partner company's convertible preferred shares	—	—	78,671	—	—	263	—	—	263
Common shares issuable for dividend on partner company's convertible preferred shares	—	—	—	—	365	—	—	—	365
Non-controlling interest in partner companies	—	—	—	—	—	(86,329)	—	86,329	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(63,180)	(63,180)
Net loss attributable to common stockholders	—	—	—	—	—	—	(33,138)	—	(33,138)
Balance as of September 30, 2021	3,427,138	$3	98,714,222	$99	$365	$608,089	$(515,898)	$119,810	$212,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2020

	Series A				Common		Additional			Total
	Preferred Stock		Common Stock		Shares	Treasury	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Stock	Capital	Deficit	Interests	Equity
Balance as of December 31, 2019	1,341,167	$1	74,027,425	$74	$500	$—	$461,874	$(436,234)	$46,317	$72,532
Stock-based compensation expense	—	—	—	—	—	—	10,319	—	—	10,319
Issuance of common stock related to equity plans	—	—	2,307,231	2	—	—	(2)	—	—	—
Issuance of common stock under ESPP	—	—	53,268	—	—	—	90	—	—	90
Issuance of common stock for at-the-market offering, net	—	—	16,378,234	17	—	—	43,183	—	—	43,200
Preferred A dividends declared and paid	—	—	—	—	—	—	(4,507)	—	—	(4,507)
Repurchase of Series A preferred stock, net	(5,000)	—	—	—	—	(70)	(2)	—	—	(72)
Retirement of Series A preferred stock	—	—	—	—	—	70	(70)	—	—	—
Issuance of Series A preferred stock for cash, net	2,090,971.0	2.0	—	—	—	—	35,466	—	—	35,468
Partner company’s offering, net	—	—	—	—	—	—	53,698	—	—	53,698
Partner companies' at-the-market offering, net	—	—	—	—	—	—	33,500	—	—	33,500
Partner company’s preferred stock offering, net	—	—	—	—	—	—	7,088	—	—	7,088
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	—	349	—	—	349
Partner company’s dividends declared and paid	—	—	—	—	—	—	(50)	—	—	(50)
Partner company’s exercise of warrants for cash	—	—	—	—	—	—	13	—	—	13
Reclass partner company's warrants from liability to equity	—	—	—	—	—	—	1,216	—	—	1,216
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	—	42	—	—	42
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	982,216	1	(500)	—	1,816	—	—	1,317
Common shares issuable for service	—	—	—	—	18	—	—	—	—	18
Issuance of warrants in conjunction with Oaktree Note	—	—	—	—	—	—	4,419	—	—	4,419
Non-controlling interest in partner companies	—	—	—	—	—	—	(73,981)	—	73,981	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(41,264)	(41,264)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(41,231)	—	(41,231)
Balance as of September 30, 2020	3,427,138	$3	93,748,374	$94	$18	$—	$574,461	$(477,465)	$79,034	$176,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(96,318)	$(82,495)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,868	1,676
Bad debt (reserve) expense	(67)	47
Amortization of debt discount	1,623	5,319
Accretion of partner company convertible preferred shares	1,034	—
Non-cash interest	616	492
Prepayment penalty of Oaktree Note	450	—
Amortization of product revenue license fee	1,983	1,065
Amortization of operating lease right-of-use assets	1,259	1,214
Stock-based compensation expense	12,449	10,319
Issuance of partner company’s common shares for research and development expenses	136	42
Common shares issued for dividend on partner company's convertible preferred shares	263	—
Common shares issuable for dividend on partner company's convertible preferred shares	365	—
Common shares issued for 2017 Subordinated Note Financing interest expense	—	1,317
Common shares issuable for service	—	18
Change in fair value of investment	(39,294)	(575)
Change in fair value of derivative liability	184	1,189
Research and development-licenses acquired, expense	15,449	2,236
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(7,743)	(2,161)
Inventory	(10,210)	(195)
Other receivables - related party	(203)	(74)
Prepaid expenses and other current assets	2,854	2,429
Other assets	(695)	(198)
Accounts payable and accrued expenses	33,953	(2,686)
Accounts payable and accrued expenses - related party	74	19
Interest payable	—	(1,019)
Interest payable - related party	—	(92)
Deferred revenue	3,354	—
Partner company contract liability	—	—
Lease liabilities	(1,358)	(943)
Other long-term liabilities	130	(140)
Net cash used in operating activities	(77,844)	(63,196)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(9,830)	(3,369)
Purchase of property and equipment	(2,609)	(1,228)
Purchase of intangible asset	(400)	(1,000)
Net cash used in investing activities	(12,839)	(5,597)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)	Nine Months Ended September 30,
	2021	2020
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(6,023)	$(4,507)
Purchase of treasury stock	—	(70)
Payment of costs related to purchase of treasury stock	—	(2)
Proceeds from issuance of Series A perpetual preferred stock	—	39,075
Payment of costs related to issuance of Series A perpetual preferred stock	—	(3,407)
Proceeds from issuance of common stock for at-the-market offering	2,833	44,796
Payment of costs related to issuance of common stock for at-the-market offering	(85)	(1,506)
Proceeds from issuance of common stock under ESPP	137	90
Proceeds from partner companies' ESPP	309	349
Partner company’s dividends declared and paid	(562)	(50)
Proceeds from partner companies' sale of stock	—	57,729
Payment of costs related to partner companies' sale of stock	—	(3,642)
Proceeds from partner companies' at-the-market offering	104,097	34,254
Payment of costs related to partner companies' at-the-market offering	(2,223)	(754)
Proceeds from partner company's preferred stock offering	—	8,000
Payment of costs related to partner company's preferred stock offering	(13)	(912)
Proceeds from exercise of partner company’s warrants	—	13
Proceeds from exercise of partner company’s options	7	—
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	—	(93)
Payment of debt issuance costs associated with 2018 Venture Notes	—	(58)
Proceeds from Oaktree Note	—	60,000
Payment of debt issuance costs associated with Oaktree Note	(95)	(4,239)
Repayment of 2017 Subordinated Note Financing	—	(28,356)
Repayment of 2018 Venture Notes	—	(21,707)
Repayment of 2019 Notes	—	(9,000)
Repayment of partner company's Horizon Notes	—	(15,750)
Repayment of IDB Note	—	(14,858)
Repayment of partner company installment payments - licenses	(5,300)	—
Proceeds from partner company convertible preferred shares	18,967	—
Payment of debt issuance costs associated with partner company convertible preferred shares	(1,996)	—
Net cash provided by financing activities	110,053	135,395
Net increase in cash and cash equivalents and restricted cash	19,370	66,602
Cash and cash equivalents and restricted cash at beginning of period	234,996	153,432
Cash and cash equivalents and restricted cash at end of period	$254,366	$220,034
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,025	$6,669
Cash paid for interest - related party	$—	$463
Cash paid for tax	$661	$—
Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$3	$2
Issuance of warrants in conjunction with Oaktree Note	$—	$4,419
Common shares issued from 2017 Subordinated Note Financing interest expense	$—	$500
Unpaid fixed assets	$1,376	$317
Partner company's unpaid intangible assets	$—	$3,727
Reclass partner company's warrants from liability to equity	$—	$1,216
Unpaid debt offering cost	$—	$57
Unpaid partner company’s debt offering cost	$214	$—
Unpaid partner company’s deferred offering cost	$264	$—
Partner company derivative warrant liability associated with partner company convertible preferred shares	$362	$—
Unpaid at-the-market offering cost	$—	$96
Unpaid partner company’s offering cost	$—	$457
Unpaid Series A perpetual preferred stock offering cost	$—	$203
Retirement of Series A perpetual preferred stock	$—	$70
Unpaid research and development licenses acquired	$1,800	$117
Lease liabilities arising from obtaining right-of-use assets	$187	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which the Company does at the Fortress level, at its majority-owned and majority-controlled subsidiaries, and at entities the Company founded and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Fortress through its partner companies has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help its partner companies achieve their goals. The partner companies then assess a broad range of potential strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings. To date, three partner companies are publicly-traded, and three have consummated strategic partnerships with industry leaders Alexion Pharmaceuticals, Inc. (“Alexion”), InvaGen Pharmaceuticals, Inc. (“InvaGen”) (a subsidiary of Cipla Limited) and Sentynl Therapeutics, Inc. (“Sentynl”). On October 6, 2021, AstraZeneca plc (acquiror of Alexion) purchased 100% of our partner company Caelum Biosciences, Inc. (“Caelum”) for approximately $150 million upfront and up to $350 million in contingent regulatory and sales milestone payments.

Several of our partner companies possess licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (“Avenue”), Baergic Bio, Inc. (“Baergic”), Caelum, Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), FBIO Acquisition Corp. VIII, Helocyte, Inc. (“Helocyte”), Journey, Mustang Bio, Inc. (“Mustang”) and Oncogenuity, Inc. (“Oncogenuity”).

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of partner companies, and the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of a partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans, and plans for expansion of its general and administrative infrastructure may be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions. In addition to the foregoing, the Company experienced minimal impact on its development timelines, revenue levels and its liquidity due to the worldwide spread of COVID-19.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of Avenue, Checkpoint and Mustang. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the SEC on March 31, 2021, from which the Company derived the balance sheet data at December 31, 2020, as well as Checkpoint’s Form 10-K, filed with the SEC on March 12, 2021, Mustang’s Form 10-K, filed with the SEC on March 24, 2021, Avenue’s Form 10-K, filed with the SEC on March 31, 2021, and the public filing of the Journey Medical Corporation Form S-1 on October 22, 2021, as amended on November 8, 2021 and November 10, 2021.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company’s subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties. The Company also consolidates subsidiaries in which it owns less than 50% of the subsidiary’s capital stock but maintains voting control. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of partner companies.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of September 30, 2021 and December 31, 2020, the Company had $1.6 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows at September 30, 2021, and 2020:

	September 30,
	2021	2020
Cash and cash equivalents	$252,721	$218,389
Restricted cash	1,645	1,645
Total cash and cash equivalents and restricted cash	$254,366	$220,034

Revenue Recognition

The Company records revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company’s revenues primarily result from contracts with customers, which are generally short-term and have a single performance obligation — the delivery of product. The Company’s performance obligation to deliver products is satisfied when the goods are received by the customer, which is the point at which the customer obtains title to, and accepts the risks and rewards of ownership of, the products. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both.

Many of the Company’s products sold are subject to trade discounts, rebates, coupons and right of return. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the interim unaudited condensed consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of  judgements about future events and uncertainties and can rely heavily on estimates and assumptions. The following section briefly describes the nature of the Company’s provisions for variable consideration and how such provisions are estimated.

Trade Discounts and Other Sales Allowances — The Company provides trade discounts and allowances to its wholesale customers for sales order management, data, and distribution services. The Company also provides for prompt pay discounts if payment is received within the payment term days which generally range from 30 to 75 days. These discounts and allowances are recorded at the time of sale based on the customer’s contracted rate and have been recorded as a reduction of revenue and a reduction to accounts receivables.

Product Returns — Consistent with industry practice, the Company offers customers a right to return any unused product. Such right of return commences six months prior to the product expiration date and ends one year after the product expiration date. Products returned for expiration are reimbursed at current or contracted price, less 5%. The Company estimates the amount of its product sales that may be returned by its customers and accrues this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return reserves using available industry data and its own sales information, including its visibility and estimates into the inventory remaining in the distribution channel.

The Company currently estimates product returns to be approximately 3% of gross sales to the wholesalers. The 3% return rate is estimated by using both historical and industry data. The Company monitors product returns on a quarterly basis, and will adjust the estimated return percentage if needed. The Company does not estimate returns for sales made to specialty pharmacies as their historical ordering pattern is approximately every two weeks and, as such, inventory turns every two weeks.

Government Chargebacks — Chargebacks for fees and discounts to indirect qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who purchase product directly from the Company. Customers charge the Company for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These allowances are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. The chargeback amount from our direct customers is generally determined at the time of our direct customers’ resale to the qualified government healthcare provider, and the Company generally issues credits for such amounts within a few weeks of our direct customer’s notification to the Company of the resale. The allowance for chargebacks is based on expected sellthrough levels by our direct customers to indirect customers, as well as estimated wholesaler inventory levels.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Government Rebates — The Company is subject to discount obligations under state Medicaid programs and Medicare. These accruals are recorded in the same period that the related revenue is recognized, resulting in a reduction of product revenue. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap, for whom the Company will owe an additional liability under the Medicare Part D program. For Medicaid programs, the Company estimates the portion of sales attributed to Medicaid patients and records a liability for the rebates to be paid to the respective state Medicaid programs. The Company’s liability for these rebates consists of invoices received for: claims from prior quarters that have not been paid or for which an invoice has not yet been received; estimates of claims for the current quarter; and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Coupons — The Company offers coupons on products for qualified commercially-insured parties with prescription drug co-payments. Such product sales flow through both traditional wholesaler and specialty pharmacy channels. Approximately 85% of the Company's product revenues are sold through the specialty pharmacy channel, which has a shorter cycle from the Company’s sales date to the fulfilment of the prescription by the specialty pharmacy customer, resulting in less inventory in this channel. Coupons are processed and redeemed at the time of prescription fulfilment by the pharmacy, and the Company is charged for the coupons redeemed monthly. The majority of coupon liability at the end of the period represents coupons that have been redeemed and for which the Company has been billed, and an accrual for expected redemptions for product in the distribution channel. This element of the liability requires the Company to estimate the distribution channel inventory at period end, the expected redemption rates, and the cost per coupon claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. The estimate of product remaining in the distribution channel is comprised of actual inventory at the wholesaler as well as an estimate of inventory at the specialty pharmacies, which the Company estimates based upon historical ordering patterns, which consist of reordering approximately every two weeks. The estimated redemption rate is based on historical redemptions as a percentage of units sold. The cost per coupon is based on the coupon rate.

Managed Care Rebates — The Company offers managed care rebates to certain providers. The Company calculates rebate payment amounts due under this program based on actual qualifying products and applies a contractual discount rate. The accrual is based on an estimate of claims that the Company expects to receive and inventory in the distribution channel. The accrual is recognized at the time of sale, resulting in a reduction of product revenue.

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

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation. The Company reclassified certain return reserves related to accounts receivable balances of $4.6 million from accounts receivable to current liabilities on the unaudited condensed consolidated balance sheet at December 31, 2020. This reclassification was deemed to be immaterial.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report, other than the accounting for inventory, partner company convertible preferred shares and sequencing.

Inventories

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Inventories comprise raw materials and finished goods, which are valued at the lower of cost and net realizable value, on a first-in, first-out basis. The Company evaluates the carrying value of inventories on a regular basis, taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand.  The acquired Qbrezxa finished goods inventory includes a fair value step-up of $6.5 million, which will be expensed within cost of sales, as the inventory is sold to customers. All of the step-up finished goods inventory is expected to be sold in 2021.

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

Sequencing

On March 31, 2021, the Company adopted a sequencing policy under ASC 815-40-35 Derivatives and Hedging (“ASC 815”) whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities convertible or exchangeable for a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.  Pursuant to ASC 815, grants or issuances of securities or options to the Company’s non-employees, employees or directors are not subject to the sequencing policy.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, the Company’s adoption of this guidance did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its unaudited condensed consolidated financial statements.

3. Collaboration and Stock Purchase Agreements

Caelum

Agreement with AstraZeneca’s Alexion

In January 2019, Caelum entered into a Development, Option and Stock Purchase Agreement (as amended, the “DOSPA”) and related documents by and among Caelum, AstraZeneca (as successor-in-interest to Alexion, “AstraZeneca”), the Company and Caelum’s other equity holders as parties thereto (such equity holders, including Fortress, the “Sellers”). Under the terms of the agreement, AstraZeneca obtained a minority interest in Caelum and a contingent exclusive option to acquire the remaining equity in Caelum.

On September 28, 2021 AstraZeneca notified Caelum of its intention to exercise its purchase option, and on October 6, 2021 AstraZeneca acquired Caelum for an upfront payment of approximately $150 million (see Note 21).  The Sellers currently remain eligible to receive up to an additional $350 million in contingent regulatory and commercial milestone payments.

Cyprium

Agreement with Sentynl

On February 24, 2021, Cyprium entered into a development and contingent asset purchase agreement with Sentynl. Pursuant to the terms of the agreement, Sentynl paid Cyprium an upfront fee of $8.0 million specifically earmarked to complete the CUTX-101 development program for the treatment of Menkes disease, through the filing of Cyprium’s New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”).  Cyprium also remains eligible to receive up to an additional $12.0 million payable as follows: (i) $3.0 million upon acceptance by the FDA of the NDA for review; and (ii) $9.0 million upon FDA approval of the NDA and transfer of CUTX-101 to Sentynl.  The Company will recognize revenue associated with these future milestones based upon achievement.  At September 30, 2021, none of these future milestones was deemed probable.

Following the transfer of CUTX-101 to Sentynl (if any), Cyprium would remain eligible to receive up to $255.0 million in additional sales milestone payments (payable pursuant to five milestones), as well as royalties on CUTX-101 net sales ranging from mid-single digits up to the mid-twenties. Cyprium would retain 100% ownership over any FDA Priority Review Voucher that may be issued at NDA approval for CUTX-101.

The Company determined that this agreement falls within the scope of ASC 606-10-15-3 and ASC 808-10-15-5A Revenue from Collaborative Arrangements (“ASC 808”) and as such the Company will recognize revenue in connection with achievement of two future development milestone payments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the $8.0 million upfront payment to Sentynl, the Company is recognizing revenue using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities.  Accordingly, revenue is being recognized over the period in which the development activities are expected to occur.  For the three and nine months ended September 30, 2021, the Company recognized revenue of $1.4 million and $4.6 million, respectively. No revenue was recognized in connection with this agreement in 2020.

Avenue

Agreement with InvaGen

On November 12, 2018, Avenue entered into a Stock Purchase and Merger Agreement (the “Avenue SPMA”) with InvaGen and Madison Pharmaceuticals Inc. (the “Merger Sub”), under which Avenue would be sold to InvaGen in a two-stage transaction. The first stage of the strategic transaction between InvaGen and Avenue closed in February 2019. InvaGen acquired approximately 5.8 million shares of Avenue’s common stock at $6.00 per share for total gross consideration of $35.0 million, representing a 33.3% stake in Avenue’s capital stock on a fully diluted basis (the “Stock Purchase Transaction”). At the second stage closing, InvaGen would acquire the remaining shares of Avenue’s common stock, for $180 million, pursuant to a reverse triangular merger (the “Merger Transaction”).

Consummation of the Merger Transaction was conditioned upon, among other things, FDA approval of IV Tramadol, its labeling and scheduling, and the absence of certain other restrictions in effect with respect to IV Tramadol. Pursuant to the Avenue SPMA, if FDA approval of IV Tramadol was not obtained on or before April 30, 2021, InvaGen would not be subject to the mandatory closing obligations set forth in the Avenue SPMA with respect to the Merger Transaction (but would instead retain an option to complete the Merger Transaction up until such time as the Avenue SPMA was terminated). Pursuant to the Avenue SPMA, the Company could choose to terminate the Avenue SPMA after October 31, 2021, if FDA approval of IV Tramadol had not occurred by such time. On November 1, 2021, the Company terminated the Avenue SPMA.

Even though the Avenue SPMA has been terminated, InvaGen retains certain rights pursuant to the Stockholders Agreement entered into on November 12, 2018 between the Company, Avenue and InvaGen, and other agreements entered into in connection therewith on such date. These rights exist as long as InvaGen maintains at least 75% of the common shares acquired in the Stock Purchase Transaction, and include, among other things, the right to restrict Avenue from certain equity issuances and changes to Avenue’s capital stock without obtaining InvaGen’s prior written consent.

Over the past year, Avenue has communicated with InvaGen relating to InvaGen’s assertions that Material Adverse Effects (as defined in the Avenue SPMA) have occurred due to the impact of the COVID-19 pandemic on potential commercialization and projected sales of IV Tramadol.  Additionally, in connection with the resubmission of Avenue’s NDA in February 2021, InvaGen communicated to Avenue that it believes the proposed label for IV Tramadol would also constitute a Material Adverse Effect (as defined in the Avenue SPMA) on the purported basis that the proposed label under certain circumstances would make the product commercially unviable. Even though the Avenue SPMA has been terminated, it is still possible for InvaGen to pursue monetary claims against the Company and/or Avenue based on the foregoing or other potential causes of action.

Avenue is not yet generating revenue, has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future as it executes on its product development plan and may never become profitable. As of September 30, 2021, Avenue had an accumulated deficit of $76.1 million.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue continues to pursue regulatory approval for IV Tramadol and had a Type A meeting with the FDA in July 2021. The FDA did not deviate from any of the positions the FDA previously took in the First CRL and the Second CRL. Avenue submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, Avenue received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, Avenue submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, Avenue received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR. Avenue’s ability to potentially commercialize IV Tramadol, and the timing of any potential commercialization, are dependent on the FDA’s review of the FDRR for IV Tramadol, the outcome of the aforementioned Advisory Committee meeting, whether or not the FDA ultimately approves IV Tramadol, and potentially on whether or not Avenue procures additional capital.

As of September 30, 2021, Avenue had cash and cash equivalents of $0.6 million. Avenue believes that its cash and cash equivalents are only sufficient to fund its operating expenses into the fourth quarter of 2021. Avenue will need to secure additional funds through equity or debt offerings, or other potential sources. Furthermore, under the Shareholders’s Agreement between Avenue and InveGen, any equity funding must be approved by InvaGen. Avenue cannot be certain that additional funding will be available to it on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about Avenue’s ability to continue as a going concern within one year from the date of this report.

In light of the foregoing, it may be necessary at some point for Avenue to seek protection under Chapter 11 of the United States Bankruptcy Code, which could have a material adverse impact on Avenue’s business, financial condition, operations and could place its shareholders at significant risk of losing all of their investment.  In any such Chapter 11 proceeding, Avenue may seek to restructure its obligations or commence an orderly wind-down of its operations and sale of its assets, in either event, holders of equity interests could receive or retain little or no recovery. The Company also notes that the process of exploring refinancing or restructuring alternatives, including those under Chapter 11, may be disruptive to Avenue’s business and operations.

On September 2, 2021, Avenue received a delinquency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that Avenue is not in compliance with Nasdaq rules requiring listed securities to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million (the “MVLS Requirement”). Avenue has 180 calendars days, expiring March 1, 2022, to regain compliance with the MVLS Requirement. If Avenue maintains a MVLS at or greater than $35 million or more for a minimum of ten consecutive business days, Avenue will regain compliance. If Avenue does not regain compliance within 180 calendar days, Avenue will receive a written notification from Nasdaq that its securities are subject to delisting. Avenue intends to monitor its MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement. There can be no assurance that Avenue will be able to regain compliance with the MVLS Requirement, or maintain compliance if Avenue regains compliance.

4. Inventory

Inventory consisted of the following:

	September 30,	December 31,
($ in thousands)	2021	2020

Raw materials	$5,453	$—
Work-in-process	—	—
Finished goods	6,161	1,404
Total inventories	$11,614	$1,404

The acquired Qbrezxa finished goods inventory includes a fair value step-up of $6.5 million, which will be expensed within cost of sales as the inventory is sold to customers. All of the step-up finished goods inventory is expected to be sold in 2021. For additional information on Journey’s acquisition of Qbrexza, please refer to Note 9.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5. Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	September 30,	December 31,
($ in thousands)	(Years)	2021	2020

Computer equipment	3	$739	$663
Furniture and fixtures	5	1,387	1,199
Machinery & equipment	5	6,330	5,748
Leasehold improvements	2-15	13,134	10,580
Construction in progress [1]	N/A	1,019	499
Total property and equipment		22,609	18,689
Less: Accumulated depreciation		(8,634)	(6,766)
Property and equipment, net		$13,975	$11,923

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended September 30, 2021 and 2020 was approximately $0.7 million and $0.6 million, respectively. Fortress' depreciation expense for the nine months ended September 30, 2021 and 2020 was approximately $1.9 million and $1.7 million, respectively. Depreciation expense is recorded in both research and development expense and general and administrative expense in the unaudited condensed consolidated statement of operations.

6. Fair Value Measurements

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Caelum

As of September 30, 2021, based on notification from AstraZeneca of their intent to exercise their exclusive option to purchase Caelum for the option price of $150 million (see Note 3), the Company wrote up the carrying value of its investment in Caelum to the 42.4% share of the net proceeds it expects to receive upon distribution of the option exercise price.  Accordingly, the fair value of the Company’s investment in Caelum at September 30, 2021 was deemed to be $56.9 million. This amount reflects deduction of the 10% escrow holdback, to be distributed in 24 months, as well as deductions for legal expenses and fees, approximating $1.1 million.

As of December 31, 2020, the Company valued its investment in Caelum in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $17.6 million based on a per share value of $2.43. As of December 31, 2020, the following inputs were utilized to derive the value: risk free rate of return of 0.36%, volatility of 70% and a discount for lack of marketability ranging from 21% to 31% based on the maturity date assumptions of various scenarios. Further, the Company considered the impact of the acquisition of Alexion by AstraZeneca, which shortened the timeframe in which the option could be exercised in accordance with the A&R DOSPA.

Journey Warrant Liabilities

Placement Agent Warrants

In connection with Journey’s Preferred Stock offering (see Note 11), upon a Qualified Financing (defined as an external financing of $25.0 million or greater), Journey will issue warrants to the placement agent (the “Placement Agent Warrants”) to purchase 5% of the shares of common stock into which the Preferred Stock converts. The Placement Agent Warrants have a term of five years and are exercisable at a 15% discount to the Qualified Financing price. The Company valued the Placement Agent Warrants using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Journey’s warrant liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 was as follows:

September 30, 2021
Risk-free interest rate	0.98%
Expected dividend yield	—
Expected term in years	1.0
Expected volatility	50%

At September 30, 2021, the value of the placement agent warrants was deemed to be $0.5 million.

Contingent Payment Derivative

In connection with the license, collaboration, and assignment agreement (the “DFD Agreement”) (see Note 7), between Journey and Dr. Reddy’s Laboratories, LTD (“DRL”) for a modified release oral minocycline for the treatment of rosacea (DFD-29”), Journey agreed to pay DRL additional consideration upon either an initial public offering of Journey’s common stock (“Journey IPO”) or an acquisition of Journey, with the agreement specifying that only one payment can be made. The contingent payment associated with a Journey IPO, is deemed to be achieved if, upon the completion of a Journey IPO, Journey’s market capitalization on a fully diluted basis is $150 million or greater at the close of business on the date of the Journey IPO. The payment due for the achievement of the Journey IPO criteria is as follows: (a) issue DRL a number of shares of Journey’s common stock equal to $5.0 million as calculated using a fifteen (15) day volume weighted average price of Journey’s closing price, measured fifteen (15) days following the Journey IPO/up-listing, without any additional consideration (financial or otherwise) from DRL; or (b) make a cash payment to DRL equal to $5.0 million.

In the event the Journey IPO contingency is not satisfied, and Journey or its affiliate executes a definitive agreement for an acquisition event during the period beginning on June 29, 2021 and ending twenty-four (24) months after the regulatory approval of DFD-29, Journey shall pay to DRL: (a) 20% of the value of DFD-29 attributable to the acquisition event, if such acquisition event occurs between closing and NDA approval; or (b) 12% of the value of DFD-29 attributable to the acquisition event, if such acquisition event occurs within 24 months after NDA approval.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company valued this contingent payment utilizing a Probability Weighted Expected Return Method (PWERM) model. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Journey’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 was as follows:

September 30, 2021
Discount rate	30%
Expected dividend yield	—
Expected term	3 months to 5 years
Probability of outcomes	3% to 70%

At September 30, 2021 the value of the contingent payment warrant is $3.8 million, and was recorded on the unaudited condensed consolidated balance sheet. No liability was recorded at December 31, 2020.

The following tables classify into the fair value hierarchy of Fortress’ financial instruments, measured at fair value as of September 30, 2021 and December 31, 2020:

	Fair Value Measurement as of September 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$56,860	$56,860
Total	$—	$—	$56,860	$56,860

	Fair Value Measurement as of September 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Journey derivative warrant liabilities	$—	$—	$4,365	$4,365
Total	$—	$—	$4,365	$4,365

	Fair Value Measurement as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$17,566	$17,566
Total	$—	$—	$17,566	$17,566

The tables below provide a roll-forward of the changes in fair value of Level 3 financial instruments as of September 30, 2021:

Investment in
($ in thousands)	Caelum
Balance at December 31, 2020	$17,566
Change in fair value of investments	39,294
Balance at September 30, 2021	$56,860

Warrants
($ in thousands)	liabilities
Balance at December 31, 2020	$—
Additions:
Journey contingent payment warrant	3,820
Journey placement agent warrant	545
Balance at September 30, 2021	$4,365

During the nine month period ended September 30, 2021, no transfers occurred between Level 1, Level 2, and Level 3 instruments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

7. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its partner companies require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the three and nine months ended September 30, 2021 and 2020, the purchase price of licenses acquired were classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations as reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Partner companies:
JMC	$76	$—	$13,819	$—
Mustang	630	287	1,630	1,837
Aevitas	7	162	34	162
Baergic	—	8	—	8
Oncogenuity	—	1	1	271
FBIO Acquisition Corp VIII	—	—	101	—
Total	$713	$458	$15,585	$2,278

Journey

On June 29, 2021, Journey entered into the DFD Agreement to obtain the global rights for the development and commercialization of  DFD-29 with DRL. Pursuant to the terms and conditions of the DFD-29 Agreement, Journey agreed to pay $10.0 million, of which $2.0 million (the “First Installment”) was paid upon execution and $8.0 million (the “Second Installment”) which was paid on September 29, 2021. Additional contingent regulatory and commercial milestone payments totaling up to $163.0 million are also payable. Royalties ranging from approximately 10% to approximately 15% are payable on net sales of the DFD-29 product.

Additionally, Journey is required to fund and oversee the Phase III clinical trials at a cost approximating $24.0 million, based upon the current development plan and budget.

The DFD Agreement also includes contingent payments to be made to DRL in the event of a Journey IPO or the sale of Journey, See Note 6.  The fair value of the contingent payment as of September 30, 2021 was deemed to be $3.8 million, and was recorded in research and development, licenses acquired expense for the nine months ended September 30, 2021.

Mustang

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
City of Hope National Medical Center
CD123 (MB-102)	$—	$—	$250	$334
IL13Rα2 (MB-101)	—	—	—	333
HER2 (MB-103)	—	—	—	250
PSCA (MB-105)	250	—	250	—
Spacer	—	—	—	333
Mayo Clinic	—	—	750	—
Fred Hutchinson Cancer Research Center - CD20 (MB-106)	—	—	—	300
Leiden University Medical Centre	350	—	350	—
CSL Behring (Calimmune)	30	170	30	170
SIRION Biotech LentiBOOSTTM	—	117	—	117
Total	$630	$287	$1,630	$1,837

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

City of Hope National Medical Center

CD123 License (MB-102)

In February 2017, Mustang entered into an Amended and Restated Exclusive License Agreement with the City of Hope National Medical Center (“COH”) to acquire intellectual property rights pertaining to CD123-specific chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology. Pursuant to this agreement, payments are due for the achievement of eight development milestones totaling $14.5 million; additional payments are due upon the occurrence of certain one-time events, and royalty payments as a percentage of revenue in the mid-single digits are due on net sales of licensed products.

For the nine months ended September 30, 2021, Mustang expensed a non-refundable milestone payment of $0.3 million for the 24th patient treated in the Phase 1 clinical study for MB-102 at COH. For the nine months ended September 30, 2020, Mustang expensed a non-refundable payment of $0.3 million in connection with Mustang’s public underwritten offerings.

IL13Rα2 License (MB-101)

In February 2017, Mustang entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to IL13Rα2-specific CAR T technology. Pursuant to this agreement, payments are due for the achievement of eight development milestones totaling $14.5 million; additional payments are due upon the occurrence of certain one-time events, and royalty payments as a percentage of revenue in the mid-single digits are due on net sales of licensed products.

For the nine months ended, September 30, 2020, Mustang expensed a non-refundable payment of $0.3 million in connection with Mustang’s public underwritten offerings.

Spacer License

In February 2017, Mustang entered into an Amended and Restated Exclusive License Agreement with COH to acquire intellectual property rights pertaining to Spacer patent rights. Pursuant to this agreement, payments are due upon the occurrence of certain one-time events, and royalty payments as a percentage of revenue in the low single digits are due on net sales of licensed products.

For the nine months ended, September 30, 2020, Mustang expensed a non-refundable payment of $0.3 million in connection with Mustang’s public underwritten offerings.

PSCA License (MB-105)

In May 2017, Mustang entered into an exclusive license agreement with COH for the use of prostate stem cell antigen (“PSCA”) CAR T technology to be used in the treatment of prostate cancer, pancreatic cancer and other solid tumors. Pursuant to this agreement, Mustang paid an upfront fee of $0.3 million and pays an annual maintenance fee of $50,000. Additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the three and nine months ended, September 30, 2021, Mustang expensed a non-refundable milestone payment of $0.3 million for the twelfth patient treated in the Phase 1 clinical study of MB-105 at COH.

HER2 License (MB-103)

On May 31, 2017, Mustang entered into an exclusive license agreement with COH for the use of human epidermal growth factor receptor 2 (“HER2”) CAR T technology, which will initially be applied in the treatment of glioblastoma multiforme and brain metastases from HER2+ malignancies. Pursuant to this agreement, Mustang paid an upfront fee of $0.6 million and pays an annual maintenance fee of $50,000 (which began in 2019). Additional payments are due for the achievement of ten development milestones totaling $14.9 million, and royalty payments as a percentage of revenue in the mid-single digits are due on net sales of licensed products.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended, September 30, 2020, Mustang expensed a non-refundable milestone payment of $0.3 million for the twelfth patient treated in the Phase 1 clinical study of MB-103 at COH.

CSL Behring (Calimmune) License

On August 23, 2019, Mustang entered into a non-exclusive license agreement with CSL Behring (Calimmune, Inc.) (“Calimmune License”) for the rights to the CytegrityTM stable producer cell line for the production of viral vector for our lentiviral gene therapy program for the treatment of XSCID (MB-107 and MB-207). Mustang previously licensed the XSCID gene therapy program from St. Jude Children’s Research Hospital, Inc. (“St. Jude”) in August 2018. Pursuant to the terms of the Calimmune License, Mustang paid an upfront fee of $0.2 million. CSL Behring is eligible to receive additional payments totaling $1.2 million upon the achievement of three development and commercialization milestones. Royalty payments as a percentage of revenue in the low-single digits are due on net sales of licensed products.

For the three and nine months ended September 30, 2021 and 2020, Mustang expensed non-refundable milestone payments of $30,000 and $0.2 million, respectively, in connection with the Calimmune License.

Leiden University Medical Centre License

On September 8, 2021, Mustang entered into an exclusive, worldwide licensing agreement with Leiden University Medical Centre (“Leiden”) for the use of a gene therapy under development for the treatment of severe immunodeficiency caused by RAG1 deficiency (the “Leiden License”). Pursuant to the Leiden License, Mustang expensed an upfront fee of $0.4 million. Additional payments are due for the achievement of certain development milestones totaling up to $31 million and royalty payments in the low to mid-single digits are due on net sales of licensed products.

For the three and nine months ended September 30, 2021, Mustang expensed an upfront payment of $0.4 million in connection with the Leiden License.

Fred Hutchinson Cancer Research Center - CD20 License (MB-106)

On July 3, 2017, Mustang entered into an exclusive, worldwide licensing agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) for the use of a CAR T therapy related to autologous T cells engineered to express a CD20-specific chimeric antigen receptor (“CD20 Technology License”). Pursuant to the CD20 Technology License, Mustang paid Fred Hutch an upfront fee of $0.3 million and will owe an annual maintenance fee of $50,000 on each anniversary of the license until the achievement by Mustang of regulatory approval of a licensed product using CD20 Technology. Additional payments are due for the achievement of eleven development milestones totaling $39.1 million, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the nine months ended, September 30, 2020, Mustang expensed a non-refundable milestone payment of $0.3 million in connection with the Phase 1 clinical study of MB-106 at Fred Hutch.

Mayo Clinic – CAR T Technology License

On April 1, 2021, Mustang entered into an exclusive license agreement with the Mayo Foundation for Medical Education and Research (the “Mayo Clinic”) for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. Pursuant to this agreement, Mustang paid an upfront fee of $0.8 million and will pay an annual maintenance fee of $25,000. Additional payments are due for each of two licensed products for the achievement of eleven development and commercial milestones totaling up to $92.6 million per product, and royalty payments in the mid-single digits are due on net sales of licensed products.

For the nine months ended September 30, 2021, Mustang expensed an upfront payment of $0.8 million pursuant to the terms of the license agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

SIRION Biotech GmbH - LentiBOOSTTM

In October 2020, Mustang entered into a licensing agreement with SIRION Biotech (“SIRION”) for the rights to SIRION’s LentiBOOSTTM technology for the development of MB-207, a lentiviral gene therapy for the treatment of previously transplanted XSCID patients (the “SIRION Technology License”). Pursuant to the SIRION Technology License, Mustang paid SIRION a one-time upfront fee of $0.1 million (€0.1 million). In addition, five future development milestone payments totaling up to approximately $5.6 million (€4.7 million) in the aggregate are due upon achievement of certain milestones. Additional milestone payments totaling up to $4.1 million (€3.5 million) in the aggregate are due in connection with the achievement of three commercial milestones and low- to mid-single digit royalties as a percentage of revenue are due on aggregate cumulative worldwide net sales of licensed products.

For the three and nine months ended September 30, 2020, Mustang expensed an upfront payment of $0.1 million pursuant to the terms of the SIRION Technology License.

8. Sponsored Research and Clinical Trial Agreements

Aevitas

In 2018, Aevitas entered into a Sponsored Research Agreement (“SRA”) with the Trustees of the University of Pennsylvania (“UPenn SRA”), as amended in July 2019, for certain continued research and development activities related to the development of adeno-associated virus (“AAV”) gene therapies in complement-mediated diseases. Also in 2018, Aevitas entered into an SRA with the University of Massachusetts (“UMass SRA”), as amended in January 2020, for certain continued research and development activities related to the development of AAV. For the three and nine months ended September 30, 2021 and 2020, Aevitas recorded the following expense in connection with its sponsored research and clinical trial agreements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
UMass SRA	$17	163	$289	$218
UPenn SRA	—	—	—	567
Total	$17	$163	$289	$785

Mustang

For the three and nine months ended September 30, 2021 and 2020, Mustang recorded the following expense in research and development for sponsored research and clinical trial agreements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
City of Hope National Medical Center	$—	$—	$—	$500
IL13Rα2 (MB-101)	199	96	992	422
CD123 (MB-102)	24	48	250	344
CS1 (MB-104)	138	65	510	835
HER2 (MB-103)	319	—	473	—
PSCA (MB-105)	23	—	69	—
Fred Hutchinson Cancer Research Center - CD20 (MB-106)	492	418	1,490	1,134
St. Jude Children's Research Hospital - XSCID (MB-107)	330	107	610	1,665
Mayo Clinic	231	—	464	—
Total	$1,756	$734	$4,858	$4,900

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

City of Hope Sponsored Research Agreement

In March 2015, in connection with Mustang’s license with COH for the development of chimeric antigen receptor (“CAR”) engineered T cell (“CAR T”) technology, Mustang entered into a SRA in which Mustang was to fund continued research in the amount of $2.0 million per year, payable in four equal annual installments, through the first quarter of 2020. The research covered under this arrangement is for the IL13Rα2-directed CAR T program (MB-101), the CD123-directed CAR T program (MB-102), and the Spacer technology. For the nine months ended September 30, 2021 and 2020, Mustang recorded expense of nil and $0.5 million, respectively, in research and development expense in the Company’s unaudited condensed consolidated statement of operations.

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

In March 2021, Mustang entered into a clinical research support agreement for an Institutional Review Board-approved, investigator-initiated protocol entitled: “Single Patient Treatment with Intraventricular Infusions of IL13Rα2-targeting and HER2-targeting Chimeric Antigen Receptor (CAR)-T cells for a Single Patient (UPN 181) with Recurrent Multifocal Malignant Glioma”. Pursuant to the terms of this agreement, Mustang will contribute up to $0.2 million in connection with the on-going investigator-initiated study.

For the three months ended September 30, 2021 and 2020, Mustang recorded $0.2 million and $0.1 million, respectively, pursuant to the terms of these agreements. For the nine months ended September 30, 2021 and 2020, Mustang recorded $1.0 million and $0.4 million, respectively, pursuant to the terms of these agreements.

CD123 (MB-102) Clinical Research Support Agreement

In February 2017, Mustang entered into a clinical research support agreement for the CD123-directed CAR T program (the “CD123 CRA”). Pursuant to the terms of the CD123 CRA, Mustang made an upfront payment of $19,450 and will contribute an additional $97,490 per patient in connection with the on-going investigator-initiated study. Further, Mustang agreed to fund approximately $0.2 million over three years pertaining to the clinical development of the CD123-directed CAR T program. For the three months ended September 30, 2021 and 2020, Mustang recorded $24,000 and $48,000, respectively, pursuant to the terms of this agreement. For the nine months ended September 30, 2021 and 2020, Mustang recorded $0.3 million and $0.3 million, respectively, pursuant to the terms of this agreement.

CS1 (MB-104) Clinical Research and Support Agreement

In June 2020, Mustang entered into a clinical research and support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study to Evaluate Cellular Immunotherapy Using Memory-Enriched T Cells Lentivirally Transduced to Express a CS1-Targeting, Hinge-Optimized, 41BB-Costimulatory Chimeric Antigen Receptor and a Truncated EGFR Following Lymphodepleting Chemotherapy in Adult Patients with CS1+ Multiple Myeloma.” Under the terms of the agreement Mustang paid COH $0.8 million for costs incurred and will reimburse COH for costs associated with this trial, when incurred, not to exceed $2.4 million. The agreement will expire upon the delivery of a final study report or earlier. For the three months ended September 30, 2021 and 2020, Mustang recorded $0.1 million and $0.1 million, respectively, pursuant to the terms of this agreement. For the nine months ended September 30, 2021 and 2020, Mustang recorded $0.5 million and $0.8 million, respectively, pursuant to the terms of this agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

HER2 (MB-103) Clinical Research Support Agreement

In September 2020, Mustang entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “Phase I Study of Cellular Immunotherapy using Memory-Enriched T Cells Lentivirally Transduced to Express a HER2-Specific, Hinge-Optimized, 41BB-Costimulatory Chimeric Receptor and a Truncated CD19 for Patients with Recurrent/Refractory Malignant Glioma.” Under the terms of the agreement Mustang paid COH $29,375 upon execution and will reimburse COH for costs associated with this trial not to exceed $3.0 million. The agreement will expire upon the delivery of a final study report or earlier. For the three and nine months ended September 30, 2021, Mustang recorded $0.3 million and $0.5 million, respectively, pursuant to the terms of this agreement.

PSCA (MB-105) Clinical Research Support Agreement

In October 2020, Mustang entered into a clinical research support agreement with COH in connection with an Investigator-sponsored study conducted under an Institutional Review Board-approved, investigator-initiated protocol entitled: “A Phase 1b study to evaluate PSCA-specific chimeric antigen receptor (CAR)-T cells for patients with metastatic castration resistant prostate cancer.” Under the terms of the agreement Mustang paid COH $33,000 upon execution and will reimburse COH for costs associated with this trial not to exceed $2.3 million.  The agreement will expire upon the delivery of a final study report or earlier. For the three months ended September 30, 2021 and 2020, Mustang recorded approximately $23,000 and nil, respectively, pursuant to the terms of this agreement. For the nine months ended September 30, 2021 and 2020, Mustang recorded $0.1 million and nil, respectively, pursuant to the terms of this agreement.

CD20 (MB-106) Clinical Trial Agreement with Fred Hutchinson Cancer Research Center

On July 3, 2017, in conjunction with the CD20 Technology License from Fred Hutchinson Cancer Research Center (“Fred Hutch”), Mustang entered into an investigator-initiated clinical trial agreement (the “CD20 CTA”) to provide partial funding for a Phase 1/2 clinical trial at Fred Hutch evaluating the safety and efficacy of the CD20 Technology in patients with relapsed or refractory B-cell non-Hodgkin lymphomas. In connection with the CD20 CTA, Mustang agreed to fund up to $5.3 million of costs associated with the clinical trial, which commenced during the fourth quarter of 2017. In November 2020, the CD20 CTA was amended to include additional funding of approximately $0.8 million for the treatment of five patients with chronic lymphocytic leukemia. For the three months ended September 30, 2021 and 2020, Mustang recorded $0.5 million and $0.4 million, respectively, pursuant to the terms of this agreement. For the nine months ended September 30, 2021 and 2020, Mustang recorded $1.5 million and $1.1 million, respectively, pursuant to the terms of this agreement.

XSCID (MB-107) Data Transfer Agreement with St. Jude Children’s Research Hospital

In June 2020, Mustang entered into a Data Transfer Agreement with St. Jude Children’s Research Hospital (“St. Jude”) under which Mustang will reimburse St. Jude for costs associated with St. Jude’s clinical trial for the treatment of infants with X-linked severe combined immunodeficiency (“XSCID”).  Pursuant to the terms of this agreement Mustang paid an upfront fee of $1.1 million on July 1, 2020, and will continue to reimburse St. Jude for costs incurred in connection with this trial. For the three months ended September 30, 2021 and 2020, Mustang recorded $0.3 million and $0.1 million, respectively, pursuant to the terms of this agreement. For the nine months ended September 30, 2021 and 2020, Mustang recorded $0.6 million and $1.7 million, respectively, pursuant to the terms of this agreement.

Sponsored Research Support Agreement with Mayo Clinic

In June 2021, Mustang entered into an SRA with the Mayo Clinic in which Mustang will fund research in the amount of $2.1 million over a period of two years. The research performed pursuant to this agreement will support technology Mustang has licensed from Mayo Clinic for a novel technology that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy. For the three and nine months ended September 30, 2021, Mustang recorded $0.2 million and $0.5 million, respectively, in research and development expenses pursuant to the terms of this agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Oncogenuity

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Columbia	$187	$125	$562	$250
Oxford	91	—	265	—
McCormick Labs	56	—	178	—
Total	$334	$125	$1,005	$250

Columbia Sponsored Research Agreement

Pursuant to the terms of a SRA entered into with the Trustees of Columbia University in the City of New York (“Columbia”) in May 2020, to develop novel oligonucleotides for the treatment of genetically driven cancers (the “Columbia SRA”), Oncogenuity will make semi-annual research payments to Columbia semiannually for five years ending in November 2024, such payments not to exceed $4.8 million. For the three months ended September 30, 2021 and 2020, Oncogenuity recorded expense of $0.2 million and $0.1 million, respectively; and $0.6 million and $0.3 million, respectively, for the nine months ended September 30, 2021 and 2020.

The Chancellor Masters and Scholars of the University of Oxford Sponsored Research Agreement

In December 2020, Oncogenuity entered into a Sponsored Research Agreement with The Chancellor Masters and Scholars of the University of Oxford, (the “Oxford SRA”). For the three and nine months ended September 30, 2021, Oncogenuity recorded expense of $0.1 million and $0.3 million, respectively, in research and development in the Company’s unaudited condensed consolidated statement of operations. No expense was recorded in 2020.

The Regents of the University of California Sponsored Research Agreement

In December 2020, Oncogenuity entered into a SRA with The Regents of the University of California, with Frank McCormick PhD, FRS as principal investigator (“McCormick SRA”). For the three and nine months ended September 30, 2021Oncogenuity recorded expense of $0.1 million and $0.2 million, respectively, in research and development in the Company’s unaudited condensed consolidated statement of operations. No expense was recorded in 2020.

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

Upon closing of the Qbrexza® purchase, Journey became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza® (the “Qbrexza® Patents”), which are included among the proprietary rights to Qbrexza® to be acquired pursuant to the Qbrexza APA. The Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (“ANDA”). The ANDA seeks approval to market a generic version of Qbrexza® prior to the expiration of the Qbrexza® Patents and alleges that the Qbrexza® Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The purchase price of $12.5 million included the asset Qbrexza as well as finished goods and raw material inventory.  Journey also has the obligation to accept all product returns related to sales made by Dermira, which is estimated to be approximately $1.4 million. The Company allocated the upfront payment to inventory, since the fair value of the inventory and Qbrexza rights exceed the purchase price. The future contingent milestone payments, if achieved, will be recorded to intangible asset and amortized over the seven year life of the asset commencing on the closing date.

The table below provides a summary of the Journey intangible assets as of September 30, 2021 and December 31, 2020, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	September 30, 2021	December 31, 2020
		(Unaudited)
Total intangible assets – asset purchases	3 to 7	$19,003	$18,606
Accumulated amortization		(5,960)	(3,977)
Net intangible assets		$13,043	$14,629

The table below provides a summary for the nine months ended September 30, 2021, of Journey’s recognized expense related to its product licenses, which was recorded in costs of goods sold on the unaudited condensed consolidated statement of operations:

Intangible
($ in thousands)	Assets, Net
Beginning balance at January 1, 2021	$14,629
Additions:
Exelderm milestone	397
Amortization expense	(1,983)
Ending balance at September 30, 2021	$13,043

The future amortization of these intangible assets is as follows:

			Total
($ in thousands)	Ximino®	Accutane®	Amortization
Three months ending December 31, 2021	$255	$236	$491
Year ended December 31, 2022	1,019	946	1,965
Year ended December 31, 2023	1,019	945	1,964
Year ended December 31, 2024	1,019	946	1,965
Year ended December 31, 2025	1,019	945	1,964
Thereafter	595	157	752
Sub-total	$4,926	$4,175	$9,101
Assets not yet placed in service:
Anti-itch product license acquisition	—	—	3,942
Total	$4,926	$4,175	$13,043

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

10. Debt and Interest

Debt

Total debt consists of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
($ in thousands)	2021	2020	Interest rate	Maturity
	(Unaudited)
Total notes payable - Oaktree Note	$60,450	$60,000	11.00%	August - 2025
Less: Discount on notes payable	(7,431)	(8,323)
Total notes payable	$53,019	$51,677

Oaktree Note

On August 27, 2020 (the “Closing Date”), Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree (the “Oaktree Agreement” and the debt thereunder, the “Oaktree Note”).  The Oaktree Note bears interest at a fixed annual rate of 11.0%, payable quarterly and maturing on the fifth anniversary of the Closing Date, August 27, 2025, (the “Maturity Date”). The Company is required to make quarterly interest-only payments until the Maturity Date, at which point the outstanding principal amount is due. The Company may voluntarily prepay the Oaktree Note at any time subject to a Prepayment Fee, the mechanics of which are set forth therein. The Company is required to make mandatory prepayments of the Oaktree Note under various circumstances set forth in the Oaktree Agreement. No amounts paid or prepaid may be reborrowed without Oaktree consent.

Pursuant to the terms of the Oaktree Agreement on the Closing Date the Company paid Oaktree an upfront commitment fee equal to 3% of the $60.0 million, or $1.8 million.  In addition, the Company paid a $35,000 agency fee to the Oaktree administrative agent entity, which was due on the Closing Date and will be due annually, together with $2.5 million, in fees that were due to third parties involved in the transaction.

In connection with the Oaktree Note, the Company issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of common stock (see Note 15) with a relative fair value of $4.4 million.

The Company recorded the fees totaling $8.7 million ($1.8 million to Oaktree, $2.5 million of expenses paid to third-parties and $4.4 million representing the relative fair value of the Oaktree Warrants) to debt discount.  These costs are being amortized over the term of the Oaktree Note.

AstraZeneca’s notification of its intent to acquire Caelum, received on September 28, 2021, is defined in the Oaktree Agreement as a monetization event and as such, triggered a $10 million prepayment and an applicable prepayment fee of $0.5 million.  Accordingly, as of September 30, 2021, the prepayment amount and the fee were classified as short-term on the Company’s unaudited condensed consolidated balance sheet.  The prepayment fee of $0.5 million was included in interest expense for the three months ended September 30, 2021.  The Company paid the $10.5 million on October 12, 2021.

Partner Company Installment Payments – Licenses

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables show the details of partner company installment payments – licenses for the periods presented.

	September 30, 2021
($ in thousands)	Ximino [1]	Accutane [2]	Anti-Itch Product [3]	Total
Partner company installment payments - licenses, short-term	$2,000	$2,000	$1,000	$5,000
Less: imputed interest	(472)	(84)	(11)	(567)
Sub-total partner company installment payments - licenses, short-term	$1,528	$1,916	$989	$4,433

Partner company installment payments - licenses, long-term	$3,000	$1,000	$—	$4,000
Less: imputed interest	(428)	(33)	—	(461)
Sub-total partner company installment payments - licenses, long-term	$2,572	$967	$—	$3,539

Total partner company installment payments - licenses	$4,100	$2,883	$989	$7,972

	December 31, 2020
($ in thousands)	Ximino [1]	Accutane [2]	Anti-Itch Product [3]	Total
Partner company installment payments - licenses, short-term	$2,000	$500	$2,800	$5,300
Less: imputed interest	(602)	(122)	(54)	(778)
Sub-total partner company installment payments - licenses, short-term	$1,398	$378	$2,746	$4,522

Partner company installment payments - licenses, long-term	$5,000	$3,000	$1,000	$9,000
Less: imputed interest	(775)	(88)	—	(863)
Sub-total partner company installment payments - licenses, long-term	$4,225	$2,912	$1,000	$8,137

Total partner company installment payments - licenses	$5,623	$3,290	$3,746	$12,659

Note 1:	Imputed interest rate of 11.96% and maturity date of July 22, 2024.

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

	Three Months Ended September 30,
	2021			2020
($ in thousands)	Interest	Fees[1]	Total	Interest	Fees[1]	Total
IDB Note	$—	$—	$—	$77	—	$77
2017 Subordinated Note Financing	—	—	—	694	1,374	2,068
2019 Notes	—	—	—	172	—	172
2018 Venture Notes	—	—	—	387	638	1,025
LOC Fees	14	—	14	14	—	14
Mustang Horizon Notes	—	—	—	895	1,792	2,687
Oaktree Note	2,136	342	2,478	624	108	732
Partner company convertible preferred shares	1,034	378	1,412	—	—	—
Partner company dividend payable	365	—	365	—	—	—
Partner company installment payments - licenses [2]	175	—	175	187	—	187
Other	—	—	—	(4)	—	(4)
Total Interest Expense and Financing Fee	$3,724	$720	$4,444	$3,046	$3,912	$6,958

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2021			2020
($ in thousands)	Interest	Fees[1]	Total	Interest	Fees[1]	Total
IDB Note	$—	$—	$—	$246	$-	$246
2017 Subordinated Note Financing	—	—	—	2,870	1,890	4,760
2019 Notes	—	—	—	710	—	710
2018 Venture Notes	—	—	—	1,253	1,000	2,253
LOC Fees	37	—	37	45	—	45
Mustang Horizon Notes	—	—	—	1,585	2,321	3,906
Oaktree Note	5,455	975	6,430	624	108	732
Partner company convertible preferred shares	1,034	648	1,682		—	—
Partner company dividend payable	628	—	628	—	—	—
Partner company installment payments - licenses [2]	616	—	616	492	—	492
Other	—	—	—	(2)	—	(2)
Total Interest Expense and Financing Fee	$7,770	$1,623	$9,393	$7,823	$5,319	$13,142

Note 1:	Amortization of fees in connection with debt raises.

Note 2: Imputed interest expense related to Ximino, Accutane and inti-itch cream acquisitions.

Journey Working Capital Line of Credit

On March 31, 2021, Journey entered into an agreement with East West Bank (“EWB”) in which EWB agreed to provide a $7.5 million working capital line of credit. eredit is secured by Jounrey’s receivables and cash.  Interest on the line is the greater of 4.25% or the Prime Rate plus 1%.  The agreement matures in 36 months.  There have been no amounts drawn upon this line of credit during the three or nine months ended September 30, 2021.

Journey paid an origination fee of $56,250 in connection with the issuance of the working capital line of credit. In addition, Journey agreed to pay certain third party fees incurred by EWB, as well as legal fees incurred by Journey in connection with the EWB Loan totaling approximately $0.1 million. As of September 30, 2021 fees totaling approximately $0.1 million were recorded as a deferred asset on the unaudited condensed consolidated balance sheet.

11. Journey 8% Cumulative Convertible Class A Preferred Offering

In March 2021, Journey commenced an offering of 8% Cumulative Convertible Class A Preferred Stock (“Journey Preferred Offering”) in an aggregate minimum amount of $12.5 million and an aggregate maximum amount of $30.0 million. The Journey Preferred Offering terminated on July 18, 2021. The Journey Preferred Stock automatically converts into Journey’s Common Stock upon a sale of Journey or a financing in an amount of at least $25.0 million within a year of the closing date of the Journey Preferred Offering (extendable by another six months at Journey’s option) at a discount of 15% to the per share qualified stock price. In the event that neither a sale of Journey nor a $25.0 million financing is completed, the Journey Preferred Stock will be exchanged for shares of Fortress common stock, at a 7.5% discount to the average Fortress common stock trading price over the 10-day period preceding such exchange.

The Company evaluated the terms of the Journey Preferred Offering under ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability. The value at conversion does not vary with the value of Journey’s common shares, therefore the settlement provision would not be considered a conversion feature. Accordingly, the Company determined liability classification is appropriate and as such, this instrument is accounted for as a liability on the Company’s unaudited condensed consolidated balance sheet.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Dividends on the Journey Preferred Stock will be paid quarterly in shares of Fortress common stock based upon a 7.5% discount to the average trading price over the 10-day period preceding the dividend payment date As consideration for the foregoing, Journey will issue to Fortress additional shares of common stock, debt securities, or a combination of the two for the amount of such dividend.  At September 30, 2021 the Company recorded Shares Issuable of $0.4 million representing the dividend payable on September 30, 2021 to the Journey Preferred Stock shareholders, the payment of which was contingent upon an effective registration statement, which was declared effective on November 4, 2021.  Dividends paid on the Journey Preferred Stock are recorded as interest expense on the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, interest expense was $0.4 million and $0.6 million, respectively, associated with the Journey Preferred Stock.

Journey has completed five closings in connection with the Journey Preferred Offering (“ Journey Closings”). In connection with the Journey Closings, Journey issued an aggregate of 758,680 Class A Preferred shares at a price of $25.00 per share, for gross proceeds of $19.0 million. Following the payment of placement agent fees of $1.9 million, and other expenses of $0.1 million, Journey received $17.0 million of net proceeds. Non-cash fees were the initial fair value of the contingent placement agent warrant of  $0.4 million (see Note 6). The fees were recorded to debt discount on the unaudited interim condensed consolidated balance sheet at September 30, 2021.

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2021	2020
	(Unaudited)

Accounts Payable	$42,707	$11,412
Accrued expenses:
Professional fees	1,320	1,236
Salaries, bonus and related benefits	7,100	6,701
Research and development	6,541	5,007
Research and development - manufacturing	—	518
Research and development - license maintenance fees	645	461
Research and development - milestones	1,332	600
Accrued royalties payable	4,496	2,682
Accrued coupon expense	12,449	12,869
Income taxes payable	—	136
Return reserve	3,652	2,580
Other	2,613	1,187
Total accounts payable and accrued expenses	$82,855	$45,389

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

13. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

		For the Nine Months Ended
	As of September 30, 2021	September 30, 2021	As of September 30, 2021
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
FBIO Acquisition Corp VIII	$(247)	$(131)	$(378)	32.0%
Aevitas	(4,049)	(751)	(4,800)	45.9%
Avenue [2]	2,058	(2,182)	(124)	77.5%
Baergic	(1,995)	(29)	(2,024)	39.5%
Cellvation	(1,400)	(100)	(1,500)	22.1%
Checkpoint [1]	59,574	(20,618)	38,956	81.2%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	(1,276)	(623)	(1,899)	29.8%
Helocyte	(5,401)	(65)	(5,466)	18.3%
JMC	886	(2,339)	(1,453)	7.2%
Mustang [2]	136,441	(35,787)	100,654	82.4%
Oncogenuity	(581)	(555)	(1,136)	24.9%
Tamid	(730)	—	(730)	22.8%
Total	$182,990	$(63,180)	$119,810

		For the twelve months ended
	As of December 31, 2020	December 31, 2020	As of December 31, 2020
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
FBIO Acquisition Corp VIII	$(7)	(27)	$(34)	10.0%
Aevitas	(2,370)	(823)	(3,193)	39.0%
Avenue [2]	5,800	(3,974)	1,826	77.4%
Baergic	(1,662)	(97)	(1,759)	39.5%
Cellvation	(1,089)	(182)	(1,271)	22.1%
Checkpoint [1]	41,704	(13,265)	28,439	80.4%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	567	(1,478)	(911)	30.5%
Helocyte	(4,986)	(259)	(5,245)	18.8%
JMC	138	491	629	7.1%
Mustang [2]	116,060	(36,429)	79,631	80.9%
Oncogenuity	(82)	(376)	(458)	25.3%
Tamid	(663)	(40)	(703)	22.8%
Total	$153,120	$(56,459)	$96,661

Note 1:	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2021	2020
Warrants to purchase Common Stock	4,535,804	3,026,693
Options to purchase Common Stock	836,732	1,187,600
Unvested Restricted Stock	16,372,752	14,305,949
Unvested Restricted Stock Units	209,595	434,215
Total	21,954,883	18,954,457

15. Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Employee and non-employee awards	$2,185	$1,231	$6,236	$3,868
Executive awards of Fortress Companies' stock	377	369	1,070	1,136
Warrants	—	32	—	97
Partner Companies:
Avenue	69	161	299	592
Checkpoint	779	725	2,319	2,095
Mustang	884	606	2,427	2,368
Other	32	47	98	163
Total stock-based compensation expense	$4,326	$3,171	$12,449	$10,319

For the three months ended September 30, 2021 and 2020, approximately $1.1 million and $0.7 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $3.2 million and $2.5 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the nine months ended September 30, 2021 and 2020, approximately $3.1 million and $2.5 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $9.4 million and $7.8 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2020	1,053,490	$5.02	$647,482	2.63
Forfeited	(35,000)	4.33	—	—
Options vested and expected to vest at September 30, 2021	1,018,490	$5.04	$666,957	1.93
Options vested and exercisable at September 30, 2021	1,018,490	$5.04	$666,957	1.93

As of September 30, 2021, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2020	15,507,504	$2.49
Restricted stock granted	2,330,678	3.17
Restricted stock vested	(301,492)	2.75
Restricted stock units granted	1,130,842	4.13
Restricted stock units forfeited	(96,750)	3.49
Restricted stock units vested	(493,027)	3.51
Unvested balance at September 30, 2021	18,077,755	$2.64

As of September 30, 2021 and 2020, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $21.1 million and $17.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years and 3.9 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2020	4,590,621	$3.17	$607,848	4.85
Expired	(60,000)	1.37	—
Forfeited	(25,000)	3.00	—
Outstanding as of September 30, 2021	4,505,621	$3.20	$632,587	4.19
Exercisable as of September 30, 2021	4,370,621	$3.23	$475,087	4.11

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Oaktree Warrants expire on August 27, 2030 and may be net exercised at the holder’s election. The Company also agreed to file a registration statement on Form S-3 to register for resale the shares of common stock issuable upon exercise of the Warrants.

The Company evaluated the accounting treatment of the Oaktree Warrants and determined that the Oaktree Warrants met the scope exception of ASC 815-10-15-74(a) Derivatives and Hedging and therefore should be classified in stockholders’ equity. As such the Company used a Black-Scholes model to value the Oaktree Warrants, utilizing the following inputs: term of 10 years, volatility of 86.8%, and risk-free rate of return of 0.74%, yielding a value of $4.8 million. ASC 470-20-25-2 Debt – Debt with Conversion and Other Options dictates that debt or stock issued with detachable warrants requires the proceeds to be allocated to the two instruments based on their relative fair values. The relative fair value of the warrants was determined to be $4.4 million and was recorded as a component of Stockholders’ Equity in the Company’s unaudited condensed consolidated balance sheet.

Employee Stock Purchase Plan (“ESPP”)

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of September 30, 2021, 636,408 shares have been purchased and 363,592 shares are available for future sale under the Company’s ESPP. Share-based compensation expense recorded was approximately $31,000 and $38,000, respectively, for the three months ended September 30, 2021 and 2020 and approximately $0.1 million and $0.1 million, respectively, for the nine months ended September 30, 2021 and 2020.

Capital Raises

Journey 8% Cumulative Convertible Class A Preferred Offering

See Note 11.

At-the-Market Offering

For the nine-month period ended September 30, 2021, the Company issued 786,300 shares pursuant to the terms of the Company’s Amended and Restated At Market Issuance Sales Agreement, or Sales Agreement (the “ATM”), with B. Riley FBR, Inc.  at an average price of  $3.60 for gross proceeds of $2.8 million, before fees of approximately $0.1 million. For the nine month period ended September 30, 2020, the Company issued approximately 16.4 million shares of common stock under the ATM at an average price of $2.74 per share for gross proceeds of $44.8 million. In connection with these sales, the Company paid aggregate fees of approximately $1.6 million.

Mustang At-the-Market Offering

During the nine months ended September 30, 2021, Mustang issued approximately 17.3 million shares of common stock at an average price of $3.87 per share for gross proceeds of $66.9 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $1.3 million. During the nine months ended September 30, 2020, Mustang issued approximately 7.2 million shares of common stock at an average price of $3.56 per share for gross proceeds of $25.6 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.5 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the Founders Agreement, Mustang issued 517,304 shares of common stock to Fortress at a weighted average price of $3.84 per share  and recorded 52,019 shares issuable to Fortress for the nine months ended September 30, 2021 in connection with the shares issued under the Mustang ATM. During the nine months ended September 30, 2020, Mustang issued 117,405 shares of common stock to Fortress at a weighted average price of $3.56 per share in connection with the Mustang ATM.

On October 23, 2020, Mustang filed a shelf registration statement No. 333-249657 on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Under the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of September 30, 2021, approximately $19.3 million of the Mustang 2020 S-3 remains available for sales of securities.

On April 23, 2021, Mustang filed a shelf registration statement on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang may sell up to a total of $200.0 million of its securities upon being declared effective. As of September 30, 2021, there have been no sales of securities under the Mustang 2021 S-3.

Checkpoint At-the-Market Offering

During the nine months ended September 30, 2021, Checkpoint issued a total of 10,860,983 shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $37.2 million at an average selling price of $3.42 per share, resulting in net proceeds of approximately $36.3 million after deducting commissions and other transaction costs. Pursuant to the Founders Agreement, Checkpoint issued 271,515 shares of common stock to Fortress at a weighted average price of $3.41 per share.

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

Pursuant to the Founders Agreement, Checkpoint issued 273,379 shares of common stock to Fortress at a weighted average price of $2.92 per share for the Checkpoint ATM offerings and the Checkpoint Underwritten offering.

At September 30, 2021, approximately $58.7 million of the Checkpoint shelf remains available for sale under the Checkpoint S-3.

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

In addition, we act, and are likely to continue acting, as indemnitor of potential losses or liabilities that may be experienced by one or more of our affiliated companies and/or their partners or investors. For instance, under that certain Indemnification Agreement, dated as of November 12, 2018 (the “Indemnification Agreement”), we agreed to indemnify InvaGen and its affiliates for losses they may sustain in connection with inaccuracies that may appear in the representations and warranties that Avenue made to InvaGen in the Avenue SPMA, as such representations and warranties were given as of the dates of signing and first closing, and as may be required to be given as of the second stage closing under the Avenue SPMA as well.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

17. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 10.6% of the Company’s issued and outstanding Common Stock as of September 30, 2021. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.4% of the Company’s issued and outstanding Common Stock as of September 30, 2021.

Shared Services Agreement with TG Therapeutics, Inc (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. For the three months ended September 30, 2021 and 2020, the Company invoiced TGTX $0.1 million and 0.1 million, respectively.  For the nine months ended September 30, 2021 and 2020, the Company invoiced TGTX $0.3 million and $0.3 million, respectively.  On September 30, 2021, the amount due from TGTX related to this arrangement approximated $69,000.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the Agreement, Journey will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering. To date, the Company’s employees have provided services to Journey totaling approximately $0.4 million.  Upon completion of Journey’s initial public offering the amount due will be converted into Journey common stock at the initial public offering price.

Desk Space Agreements with TGTX and Opus Point Partners Management, LLC (“OPPM”)

In connection with the Company’s Desk Space Agreements for the New York, NY office space, for the three months ended September 30, 2021 and 2020, the Company had paid $0.7 million and $0.7 million in rent, respectively, and invoiced TGTX and OPPM approximately $0.4 million and $0.4 million and nil and nil respectively, for their prorated share of the rent base. At September 30, 2021, there were no material amounts due related to this arrangement from TGTX or OPPM.

As of July 1, 2018, TGTX employees began to occupy desks in the Waltham, MA office under the Desk Share Agreement. TGTX began to pay their share of the rent based on actual percentage of the office space occupied on a month by month basis. For the three months ended September 30, 2021 and 2020, the Company had paid approximately $0.1 million and $0.1 million in rent for the Waltham, MA office, and invoiced TGTX approximately $21,000 and $29,000, respectively.

Avenue Secondment with Journey

Effective June 1, 2021, the Company, InvaGen, Avenue and Journey entered into a secondment agreement for a certain Avenue employee to be seconded to Journey.  During the secondment, Journey will have the authority to supervise the Avenue employee and will reimburse Avenue for the employee’s salary and salary-related costs.  The term of this agreement lasts until the approval of IV tramadol by the FDA or until the employee’s services are needed again by the Company.  The amount reimbursable to Avenue is $0.1 million for the three and nine months ended September 30, 2021.

Avenue Key Employee Retention

Effective June 24, 2021, the Company and certain of Avenue’s key employees entered into retention agreements (the “Avenue Retention Agreements”) pursuant to which retention bonuses are payable only if the Merger Transaction (as defined in the Avenue SPMA) occurs and the applicable employee remains employed by Avenue immediately prior to the closing of such Merger Transaction.  These Avenue Retention Agreements are effective until the earlier of the consummation of the Merger Transaction or the termination of the Avenue SPMA.  Amounts potentially payable to these Avenue key employees were $2.9 million as of September 30, 2021. Effective upon termination of the Avenue SPMA, which was terminated on November 1, 2021, the amounts payable under the Fortress Retention Agreements no longer have any force or effect.

Journey Promissory Note:

On September 30, 2021, the Company increased the Journey promissory note by $9.5 million in response to a cyber incident that occurred at Journey and resulted in $9.5 million of fraudulent payments.  The $9.5 million contribution was approved by the boards of directors of both the Company and Journey, and will ensure that Journey’s accounts payable function will continue to operate smoothly.  This contribution, along with $5.2 million already outstanding under the Journey Promissory Note, will convert into Journey common stock upon the consummation of the Journey IPO at the Journey IPO price.  The amounts associated with the Journey Promissory Note are eliminated in the unaudited condensed consolidated balance sheets.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 2:

Concurrently with the execution and delivery of the Avenue SPMA entered into between, Avenue, the Company and InvaGen (together, the “ SPMA Parties”), the SPMA Parties entered into a waiver and termination agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement until such time as InvaGen beneficially owns less than 75% of the shares of Avenue common stock it acquired under the first closing of the Avenue SPMA.

Note 3:	Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.
Note 4:	Represents the Trigger Date, the date that the Fortress partner company first acquires, whether by license or otherwise, ownership rights in a product.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its partner companies as described in the Company’s Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. The following table summarizes the effective date of the MSA and the annual consulting fee payable by the partner company to the Company in quarterly installments:

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

Note 1:

Concurrently with the execution and delivery of the Avenue SPMA entered into among, Avenue, the Company and InvaGen (together, the “SPMA Parties”), the SPMA Parties entered into a waiver and termination agreement (the “Waiver Agreement”), pursuant to which the Company irrevocably waived its right to receive the annual dividend of Avenue’s common shares under the terms of the Class A preferred stock and any fees, payments, reimbursements or other distributions under the management services agreement between the Company and Avenue and the Founders Agreement, for the period from the effective date of the Waiver Agreement until such time as InvaGen beneficially owns less than 75% of the shares of Avenue common stock it acquired under the first closing of the Avenue SPMA.

18. Segment Information

The Company operates in two reportable segments: Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company’s segments are the same as those described in Note 2. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment (Certain reclass adjustments were made in the quarter ended September 30, 2021 to conform with the filing of the Journey Medical Corporation Form S-1 on October 22, 2021, as amended on November 8, 2021):

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended September 30, 2021	Sales	Development	Consolidated
Net revenue	$19,610	$1,475	$21,085
Direct cost of goods	(11,167)	—	(11,167)
Research and development	(794)	(27,286)	(28,080)
General and administrative[1]	(10,755)	(11,466)	(22,221)
Wire transfer fraud loss	(9,540)	—	(9,540)
Other expense	(1,375)	5,437	4,062
Segment loss	$(14,021)	(31,841)	$(45,861)

Note 1:Includes $9.2 million in sales and marketing costs for the quarter ended September 30, 2021.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended September 30, 2020	Sales	Development	Consolidated
Net revenue	$9,447	$28	$9,475
Direct cost of goods	(3,379)	—	(3,379)
Research and development	—	(13,756)	(13,756)
General and administrative[1]	(5,829)	(9,554)	(15,383)
Other expense	(187)	(6,734)	(6,921)
Segment income (loss)	$52	$(30,016)	$(29,964)

Note 1:Includes $4.6 million in sales and marketing costs for the quarter ended September 30, 2020.

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Nine Months Ended September 30, 2021	Sales	Development	Consolidated
Net revenue	$45,617	$4,898	$50,515
Direct cost of goods	(22,559)	—	(22,559)
Research and development	(14,566)	(71,245)	(85,811)
General and administrative[1]	(24,776)	(34,369)	(59,145)
Wire transfer fraud loss	(9,540)	—	(9,540)
Other Expenses	(3,120)	33,342	30,222
Segment loss	$(28,944)	$(67,374)	$(96,318)

Note 1:Includes $20.8 million in sales and marketing costs for the nine months ended September 30, 2021.

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Nine Months Ended September 30, 2020	Sales	Development	Consolidated
Net revenue	$30,808	$1,042	$31,850
Direct cost of goods	(10,313)	—	(10,313)
Research and development	—	(46,146)	(46,146)
General and administrative[1]	(16,284)	(29,074)	(45,358)
Other expense	(492)	(12,036)	(12,528)
Segment income (loss)	$3,719	$(86,214)	$(82,495)

Note 1:Includes $12.7 million in sales and marketing costs for the nine months ended September 30, 2020.

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
September 30, 2021	Sales	Development	Total Assets
Intangible assets, net	$13,043	$—	$13,043
Tangible assets	67,597	327,193	394,790
Total segment assets	$80,640	$327,193	$407,833

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2020	Sales	Development	Total Assets
Intangible assets, net	$14,629	$—	$14,629
Tangible assets	35,422	283,362	318,784
Total segment assets	$50,051	$283,362	$333,413

19. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Product revenue comprises Journey’s seven marketed products: Targadox®, Luxamend®, Ceracade®, Exelderm®, Ximino®, Accutane® and Qbrexza®. Substantially all of the product revenue is recorded in the U.S. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s related party revenue is from Checkpoint’s collaborations with TGTX. The table below summarizes the Company’s revenue for the three and nine months ending September 30, 2021 and 2020:

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product revenue, net	$19,610	$9,447	$45,617	$30,808
Collaboration revenue	1,446	—	4,646	—
Revenue – related party	29	28	252	1,042
Net revenue	$21,085	$9,475	$50,515	$31,850

Significant Customers

For the three months ended September 30, 2021, one of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue at 10.1%.  For the nine months ended September 30, 2021, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

For the three months ended September 30, 2020, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue. For the nine months ended September 30, 2020, one of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At September 30, 2021, two of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 20.7% and 14.9%. At December 31, 2020, one of the Company’s dermatology products customers accounted for more than 10% of its total accounts balance at 14.5%.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company and its subsidiaries are subject to US federal and state income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of Management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company does not expect to realize the net deferred tax asset and as such has recorded a full valuation allowance.

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

Income tax expense for the three and nine months ended September 30, 2021 and 2020 is based on the estimated annual effective tax rate.  Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2021.

21. Subsequent Events

Caelum Acquisition

On September 28, 2021, AstraZeneca notified the Company of its intention to exercise its option to purchase all of the equity of Caelum. The transaction closed on October 5, 2021. The Company received 42.4% of the distribution of proceeds from the option exercise price of $150 million, approximately $56.9 million, which is net of the 10%, 24-month escrow holdback and other miscellaneous transaction expenses.  On September 30, 2021, the Company fair valued its investment in Caelum at $56.9 million, an increase of $8.4 million and $39.3 million for the three and nine months ended September 30, 2021, respectively.

Journey Initial Public Offering (the “Journey IPO”)

The Journey IPO is expected to close on November 16, 2021, subject to customary closing conditions, resulting in the issuance of 3,520,000 shares of Journey’s common stock. The shares are issued at $10.00 per share, resulting in net proceeds of approximately $31.4 million, after deducting underwriting discounts and other offering costs. In addition, Journey granted the underwriters a 30-day option to purchase up to an additional 528,000 additional shares of common stock, at the public offering price, less the underwriting discount, to cover over-allotments, if any. Journey’s common stock began trading on the Nasdaq Capital Market on November 12, 2021 under the ticker symbol “DERM.”

Avenue Underwritten Public Offering of Common Stock

On November 12, 2021, pursuant to an underwritten public offering, Avenue sold 1,946,787 shares of its common stock at a price of $1.34 per share for gross proceeds of approximately $2.6 million before deducting underwriting discounts and commissions and other estimated expenses. In addition, Avenue granted the underwriters a 45-day option to purchase additional shares of common stock, representing up to 15% of the number of total shares, solely to cover over-allotments, if any, which would increase the total gross proceeds of the offering to approximately $3.0 million, if the over-allotment option is exercised in full.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially, from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2020.  As used below, the words “we,” “us” and “our” may refer to Fortress Biotech, Inc. individually or together with one or more partner companies, as dictated by context.

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

Recent Events

Marketed Dermatology Products

●	Our seven dermatology products are marketed by our partner company, Journey Medical Corporation (“Journey” or “JMC”).
●	During the three months ended September 30, 2021 and 2020, JMC’s marketed products generated net revenue of $19.6 million and $9.4 million, respectively.
●	During the nine months ended September 30, 2021 and 2020, JMC’s marketed products generated net revenue of $ 45.6 million and $30.8 million, respectively.

Late Stage Product Candidates

Intravenous (IV) Tramadol

●	In July 2021, Avenue Therapeutics (“Avenue”) submitted a Formal Dispute Resolution Request (“FDRR”) to the U.S. Food and Drug Administration (“FDA”) with respect to the Complete Response Letters (“CRLs”) previously issued by the FDA to Avenue related to its intravenous (“IV”) tramadol New Drug Application (“NDA”). The submission followed a Post-Action Type A meeting with the FDA that did not resolve the issues identified in the CRLs.
●	On August 26, 2021, Avenue received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to its FDRR submitted in July 2021 with respect to the CRLs.
●	On August 31, 2021, Avenue filed an FDRR with the Office of New Drugs (“OND”) for review, which office communicated to Avenue on October 21, 2021 that it needs additional input from an Advisory Committee in order to reach a decision on the FDRR. Accordingly, the FDA will convene an Advisory Committee meeting and seek advice from the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee.
●	On November 1, 2021, Avenue terminated the Stock Purchase and Merger Agreement, dated as of November 12, 2018, by and among Avenue, InvaGen Pharmaceuticals Inc. (“InvaGen”) and Madison Pharmaceuticals Inc. (the “Avenue SPMA”).
●	IV tramadol is currently in development at our partner company, Avenue.

CUTX-101 (Copper Histidinate for Menkes disease)

●	We intend to begin the rolling submission of the NDA for CUTX-101 to the FDA in the fourth quarter of 2021.
●	In October 2021, we announced positive results from an efficacy and safety analysis of data integrated from two completed pivotal studies in patients with Menkes disease treated with CUTX-101, copper histidinate (CuHis). In both pre-specified primary and secondary efficacy analyses, treatment with CUTX-101 demonstrated a significantly greater median overall survival compared to untreated historical control patients.
●	CUTX-101 is currently in development at our partner company, Cyprium Therapeutics, Inc.

MB-107/MB-207 (Ex vivo Lentiviral Therapies for X-linked Severe Combined Immunodeficiency (XSCID))

●	In August 2021, Mustang announced that the European Medicines Agency (“EMA”) granted Priority Medicines (“PRIME”) designation to MB-107, a lentiviral gene therapy for the treatment of XSCID in newly diagnosed infants. In addition to PRIME designation, the EMA granted Advanced Therapy Medicinal Product (“ATMP”) classification to MB-107 in April 2020 and Orphan Drug designation in November 2020. MB-107 has also received Orphan Drug, Rare Pediatric Disease and Regenerative Medicine Advanced Therapy (“RMAT”) designations from the FDA.
●	Mustang is proceeding with its plans to initiate the pivotal Phase 2 trial in newly diagnosed XSCID patients and to file an Investigational New Drug application to conduct a pivotal Phase 2 trial in previously transplanted XSCID patients.
●	MB-107 and MB-207 are currently in development at our partner company, Mustang Bio, Inc. (“Mustang”).

Cosibelimab (anti-PD-L1 antibody (formerly CK-301))

●	Checkpoint Therapeutics, Inc. (“Checkpoint”)’s registration-enabling study in metastatic cutaneous squamous cell carcinoma (“mCSCC”) is fully enrolled, and we anticipate reporting top-line results around year-end 2021. With a potentially favorable safety profile versus anti-PD-L1 therapy and a plan to commercialize at a substantially lower price, we believe cosibelimab has the potential to be a market disruptive product in the $25 billion and growing PD-(L)1 class.
●	A Phase 3 registration-enabling trial is planned to begin in first-line metastatic non-small cell lung cancer (“NSCLC”) in the fourth quarter of 2021.
●	Cosibelimab is currently in development at our partner company, Checkpoint.

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	On October 5, 2021, AstraZeneca’s Alexion acquired Caelum Biosciences, Inc. (“Caelum”) a company founded by Fortress, for an upfront payment of approximately $150 million to Caelum shareholders, of which approximately $56.9 million was paid to Fortress Biotech. The agreement also provides for additional potential payments to Caelum stockholders totaling up to $350 million, payable upon the achievement of regulatory and commercial milestones.
●	Caelum has two ongoing Phase 3 studies of CAEL-101 for AL amyloidosis.

●	CAEL-101 was sourced by Fortress in 2017.

Early Stage Product Candidates

Ex Vivo Lentiviral Gene Therapy for the Treatment of RAG1 Severe Combined Immunodeficiency (“RAG1-SCID”)

●	In November, 2021, Mustang announced that it had executed an exclusive license agreement with Leiden University Medical Centre (“LUMC”) for a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1-SCID. The therapy, which includes low-dose conditioning prior to reinfusion of the patients’ own gene-modified blood stem cells, is currently being evaluated in a Phase 1/2 multicenter clinical trial in Europe. This therapy was developed in the laboratory of Frank J. Staal, Ph.D., professor of Molecular Stem Cell biology and co-director of the LUMC Flow Cytometry Core Facility. The ongoing clinical trial recently enrolled its first patient, and additional clinical sites plan to onboard in the near future. The RAG1-SCID program has been granted Orphan Drug Designation by the European Medicines Agency.
●	RAG1-SCID is currently in development at our partner company, Mustang.

Platform to Administer CAR T Therapy

●	In August, Mustang entered into an exclusive license with Mayo Foundation for Medical Education and Research (“Mayo Clinic”) for a novel technology that may be able to transform the administration of chimeric antigen receptor engineered T cell (“CAR T”) therapies and has the potential to be used as an off-the-shelf therapy. Successful implementation may lead to an off-the-shelf product with no need to isolate and expand patient T cells ex vivo.
●	Preclinical proof-of-concept has been established, and the ongoing development of this technology will take place at Mayo Clinic. Mustang plans to file an Investigational New Drug (“IND”) application for a multicenter Phase 1 clinical trial once a lead construct has been identified.
●	This technology is in development at our partner company, Mustang.

MB-106 (CD20-targeted CAR T Cell Therapy)

●	On November 1, 2021, Mustang announced that it had been awarded awarded a grant of approximately $2 million from the National Cancer Institute. This two-year grant will partially fund the Mustang-sponsored phase 1/2 trial of MB-106, a CD20-targeted, autologous CAR T cell therapy for patients with relapsed or refractory B-cell non-Hodgkin lymphomas (“NHL”) or chronic lymphocytic leukemia (“CLL”).
●	MB-106 is currently in development at our partner company, Mustang.

General Corporate

●	In November 2021, Avenue announced the pricing of an underwritten public offering of 1,946,787 shares of its common stock at a price of $1.34 per share for gross proceeds of approximately $2.6 million before deducting underwriting discounts and commissions and other estimated expenses. In addition, Avneue granted the underwriters a 45-day option to purchase additional shares of common stock, representing up to 15% of the number of total shares, solely to cover over-allotments, if any, which would increase the total gross proceeds of the offering to approximately $3.0 million, if the over-allotment option is exercised in full.
●	In October 2021, Journey filed a registration statement with the Securities and Exchange Commission for an initial public offering of $40 million.
●	In September 2021, Journey was the victim of a business e-mail compromise cybersecurity incident affecting its accounts payable function, which led to to the misdirection of approximately $9.5 million in wire transfers to apparently fraudulent accounts. The details of the incident and its origin are under investigation with the assistance of third-party cybersecurity experts, working at the direction of legal counsel. The incident does not appear to have compromised any personally identifiable information or protected health information. The matter has been reported to the Federal Bureau of Investigation. As the controlling stockholder of Journey and as its supporting partner in its back-office functions, Fortress is providing Journey with $9.5 million to ensure Journey’s accounts payable operations continue to function smoothly.

●	In July 2021, Journey completed its final close in connection with its 8% Cumulative Convertible Class A Preferred Stock Offering (the “Journey Offering”). In connection with the Journey Offering, Journey issued an aggregate of 758,680 Journey 8% Cumulative Convertible Class A Preferred shares at a price of $25.00 per share for gross proceeds of $19.0 million.

Critical Accounting Policies and Use of Estimates

There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2020 filed with the SEC on March 31, 2021.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1.Financial Statements” in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K , have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1.Financial Statements” in this Quarterly Report on Form 10-Q.

Results of Operations

General

For the three months ended September 30, 2021 and 2020, we generated $21.1 million and $9.5 million, respectively, of net revenue, of which $19.6 million and $9.4 million, respectively, relates primarily to the sale of Journey branded and generic products. Collaboration revenue of $1.4 million recognized in the quarter ended September 30, 2021 is a result of Cyprium’s agreement with Sentynl. Approximately $29,000 and $28,000, respectively, relates to Checkpoint’s collaborative agreements with TG Therapeutics Inc. (“TGTX”).

For the nine months ended September 30, 2021 and 2020, we generated $50.5 million and $31.9 million, respectively, of net revenue, of which $45.6 million and $30.8 million, respectively, relates primarily to the sale of Journey branded and generic products. Cyprium’s collaboration revenue with Sentynl was $4.6 million for the nine months ended September 30, 2021. Approximately $0.3 million and $1.0 million, respectively, relates to Checkpoint’s collaborative agreements with TGTX.

As of September 30, 2021, we had an accumulated deficit of $515.9 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three months ended September 30, 2021 and 2020, we had $11.2 million or 56.9% of product revenue, net and $3.4 million or 35.8% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products, compared to $22.6 million or 49.5% of product revenue, net and $10.3 million or 33.5% of product revenue, net, respectively, for the nine months ended September 30, 2021 and 2020.  The increase in cost of goods sold in the current fiscal year is related to the step-up charge of $3.0 million and $4.2 million, respectively, for the Qbrexza inventory sold in the three and nine months ended September 30, 2021.

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

For the three and nine months ended September 30, 2021, research and development expenses were approximately $27.4 million and $13.3 million, respectively. Additionally, during the three months ended September 30, 2021 and 2020, we expensed approximately $0.7 million and $0.5 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended September 30, 2021 and 2020 was $1.1 million and $0.7 million, respectively.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the quarter ended September 30, 2021 and 2020, by entity:

	Three Months Ended September 30,		% of total
($ in thousands)	2021	2020	2021	2020
Research & Development
Fortress	$651	$364	2%	3%
Partner Companies:
Avenue	278	466	1%	3%
Checkpoint	9,384	2,543	34%	19%
JMC	718	—	2%	—%
Mustang	14,028	7,925	50%	60%
Other[1]	2,308	2,000	9%	15%
Total Research & Development Expense	$27,367	$13,298	98%	100%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent, and other general operating expenses not otherwise included in research and development expenses. For the three months ended September 30, 2021 and 2020, selling, general and administrative expenses were approximately $22.2 million and $15.4 million, respectively. Noncash, stock-based compensation expense included in selling, general and administrative expenses for the three months September 30, 2021 and 2020 was $3.2 million and $2.5 million, respectively.

The table below provides a summary of selling, general and administrative costs for the quarter ended September 30, 2021 and 2020, by entity:

	Three Months Ended September 30,		% of Total
($ in thousands)	2021	2020	2021	2020
Selling, General & Administrative
Fortress	$5,989	$5,289	27%	34%
Partner Companies:
Avenue	594	571	3%	4%
Checkpoint	1,760	1,573	8%	10%
JMC[1]	11,003	5,829	49%	38%
Mustang	2,219	1,640	10%	11%
Other[2]	656	481	3%	3%
Total Selling, General & Administrative Expense	$22,221	$15,383	100%	100%

Note 1:	Includes cost of outsourced sales force for the three months ended September 30, 2021 and 2020 of $5.1 million and $2.9 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

Comparison of three months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%
Revenue
Product revenue, net	$19,610	$9,447	$10,163	108%
Collaboration revenue	1,446	—	1,446	100%
Revenue – related party	29	28	1	4%
Net revenue	21,085	9,475	11,610	122.5%

Operating expenses
Cost of goods sold – product revenue	11,167	3,379	7,788	230%
Research and development	27,367	13,298	14,069	106%
Research and development – licenses acquired	713	458	255	56%
Selling, general and administrative	22,221	15,383	6,838	44%
Wire transfer fraud loss	9,540	—	9,540	100%
Total operating expenses	71,008	32,518	38,490	118%
Loss from operations	(49,923)	(23,043)	(26,880)	117%

Other income (expense)
Interest income	132	265	(133)	(50)%
Interest expense and financing fee	(4,444)	(6,958)	2,514	(36)%
Change in fair value of investments	8,376	575	7,801	1,357%
Change in fair value of derivative liability	(2)	(803)	801	(100)%
Total other income (expense)	4,062	(6,921)	10,983	(159)%
Net Loss	(45,861)	(29,964)	(15,897)	53%

Less: net loss attributable to non-controlling interest	25,080	14,417	10,663	74%
Net loss attributable to common stockholders	$(20,781)	$(15,547)	$(5,234)	34%

Net revenues increased $11.6 million, or 123%, from the three months ended September 30, 2020 to the three months ended September 30, 2021 primarily due to revenues associated with newly launched products as well as increases in legacy products Excelderm and Ximino.  Journey launched Accutane in the first quarter of 2021 and Qbrexza during the second quarter of 2021.  The increase in collaboration revenue is due to the Cyprium agreement with Sentnyl, signed in the first quarter of 2021.

Cost of goods sold increased by $7.8 million, or 230%, from the three months ended September 30, 2020 to the three months ended September 30, 2021 related primarily to the step-up in inventory cost of $3.8 million related to Qbrexza, as well as the increase in royalty expense related to Qbrexza and Accutane of $3.1 million and the expansion of Journey’s product portfolio.

Research and development expenses increased $14.1 million or 106% from the three months ended September 30, 2020 to the three months ended September 30, 2021. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%
Research & Development
Stock-based compensation
Fortress	$275	$207	$68	33%
Partner Companies:
Avenue	25	62	(37)	(59)%
Checkpoint	161	156	5	3%
Mustang	655	258	397	154%
Other[1]	2	15	(13)	(85)%
Sub-total stock-based compensation expense	1,118	698	420	60%
Other Research & Development
Fortress	376	157	219	140%
Partner Companies:
Avenue	253	404	(151)	(37)%
Checkpoint	9,223	2,388	6,835	286%
JMC	718	—	718	100%
Mustang	13,373	7,667	5,706	74%
Other[1]	2,306	1,984	322	16%
Total Research & Development Expense	$27,367	$13,298	$14,069	106%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

The increase in stock-based compensation for the quarter ended September 30, 2021 is primarily due to the effect of new equity grants to key employees and non-employees at both Mustang and Fortress.

The increased spending at Checkpoint of $6.8 million is attributable primarily to increased clinical and manufacturing costs related to cosibelimab. Mustang’s increase in research and development spending of $5.7 million is attributable to increased costs associated with personnel related expenses, third party clinical trial costs, sponsored research and clinical trial agreements, laboratory supplies, and consulting and professional fees. Avenue’s decrease of $0.2 million is primarily due to a decrease in expenses associated with NDA review related costs. Journey’s increase in research and development expense of $0.7 million is attributable to the costs incurred related to the development of DFD-29, a potential rosacea treatment. The increase in “Other” of $0.3 million is attributable to increased spend in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 for Cyprium, as Cyprium prepares to file for its rolling NDA.

The increase in research and development – licenses acquired of $0.3 million or 56% from the three months ended September 30, 2020, as compared to the three months ended September 30, 2021, is due to the expense recorded in the third quarter of 2021 for Mustang’s new license with Leiden University Medical Centre for $0.4 million, and $0.3 million for a milestone payment related to a PSCA milestone, offset by Mustang’s CSL Behring milestone of $0.2 million and $0.1 million of expense Mustang’s LentiBOOSTTM license with SIRION recorded in the three-month period ended September 30, 2020, at Mustang.

Selling, general and administrative expenses increased $6.8 million, or 44%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The following table shows the change in selling, general and administrative spending by Fortress and its partner companies:

	Three Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$2,287	$1,425	$862	61%
Partner Companies:
Avenue	44	99	(55)	(56)%
Checkpoint	618	569	49	9%
JMC	7	32	(25)	(77)%
Mustang	229	348	(119)	(34)%
Other[2]	23	—	23	100%
Sub-total stock-based compensation expense	3,208	2,473	735	30%
Other Selling, General & Administrative
Fortress	3,702	3,864	(162)	(4)%
Partner Companies:
Avenue	550	472	78	17%
Checkpoint	1,142	1,004	138	14%
JMC[1]	10,996	5,797	5,199	90%
Mustang	1,990	1,292	698	54%
Other[2]	633	481	152	32%
Total Selling, General & Administrative Expense	$22,221	$15,383	$6,838	44%

Note 1:	Includes cost of outsourced sales force for the three months ended September 30, 2021 and 2020 of $5.1 million and $2.9 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

For the quarter ended September 30, 2021, the increase in selling, general and administrative expenses of $6.8 million, or 44%, is primarily attributable to Journey’s increased sales and marketing costs associated with the expansion of the outside sales headcount related to the expanded product portfolio, as well as Mustang’s increase in consulting, professional fees and personnel related costs. Checkpoint’s increase is due to increases in personnel-related costs. The increase in “Other” of $0.2 million is attributed to Cyprium’s increase in personnel-related expenses.

In September 2021, wire fraud related costs totaled approximately $9.5 million. These costs were attributable to funds erroneously wired to fraudulent accounts as a result of a sophisticated business email compromise fraud scheme. Any insurance proceeds will be recorded when considered probable.

Total other expense changed $11.0 million, or 159%, from expense of $6.9 million for the three months ended September 30, 2020 to income of $4.1 million for the three months ended September 30, 2021, primarily due to the change in fair value of the Company’s investment in Caelum of $7.8 million and the decrease in interest expense and financing fees of $2.5 million recorded in the three months ended September 30, 2021.

Net loss attributable to common stockholders increased $5.2 million, or 34%, from a net loss of $15.5 million for the three months ended September 30, 2020 to a net loss of $20.8 million for the three months ended September 30, 2021.

Comparison of nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Change
($in thousands)	2021	2020	$	%
Revenue
Product revenue, net	$45,617	$30,808	$14,809	48%
Collaboration revenue	4,646	—	4,646	100%
Revenue – related party	252	1,042	(790)	(76)%
Net revenue	50,515	31,850	18,665	59%

Operating expenses
Cost of goods sold – product revenue	22,559	10,313	12,246	119%
Research and development	70,226	43,868	26,358	60%
Research and development – licenses acquired	15,585	2,278	13,307	584%
General and administrative	59,145	45,358	13,787	30%
Wire transfer fraud loss	9,540	—	9,540	100%
Total operating expenses	177,055	101,817	75,238	74%
Loss from operations	(126,540)	(69,967)	(56,573)	81%

Other income (expense)
Interest income	505	1,228	(723)	(59)%
Interest expense and financing fee	(9,393)	(13,142)	3,749	(29)%
Change in fair value of investments	39,294	575	38,719	6734%
Change in fair value of derivative liability	(184)	(1,189)	1,005	(85)%
Total other income (expense)	30,222	(12,528)	42,750	(341)%
Net loss	(96,318)	(82,495)	(13,823)	17%

Less: net loss attributable to non-controlling interest	63,180	41,264	21,916	53%
Net loss attributable to common stockholders	$(33,138)	$(41,231)	$8,093	(20)%

Net revenues increased $18.7 million, or 59%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 primarily due to revenues associated with newly launched products as well as increases in legacy products Excelderm and Ximino.  Journey launched Accutane in the first quarter of 2021 and Qbrexza during the second quarter of 2021.  The increase in collaboration revenue is due to the Cyprium agreement with Sentnyl, signed in the first quarter of 2021.

Cost of goods sold increased by $12.2 million, or 119%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 due to the step-up in inventory value related to units sold of  Qbrexza of $4.2 million for the nine months ended September 30, 2021, as well as the increase in royalty expense related to Qbrexza and Accutane of $4.9 million related to the expansion of Journey’s marketed product portfolio. Journey expects the total step-up in inventory value related to Qbrexza units sold of $6.5 million to be incurred in 2021.  However this amount is based upon the Company forecast and may be higher or lower depending on actual units sold.

Research and development expenses increased $26.4 million or 60% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The following table shows the change in research and development spending by Fortress and its partner companies:

	Nine Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%
Research & Development
Stock-based compensation
Fortress	$869	$611	$258	42%
Partner Companies:
Avenue	108	231	(123)	(53)%
Checkpoint	480	462	18	4%
Mustang	1,633	1,156	477	41%
Other[1]	7	26	(19)	(74)%
Sub-total stock-based compensation expense	3,097	2,486	611	25%
Other Research & Development
Fortress	1,110	775	335	43%
Partner Companies:
Avenue	756	2,151	(1,395)	(65)%
Checkpoint	20,315	7,745	12,570	162%
JMC	747	—	747	100%
Mustang	34,797	25,788	9,009	35%
Other[1]	9,404	4,923	4,481	91%
Total Research & Development Expense	$70,226	$43,868	$26,358	60%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

The increase in stock-based compensation for the nine months ended September 30, 2021, is primarily due to the effect of new equity grants to key employees and non-employees at both Mustang and Fortress.

The increased spending at Checkpoint of $12.6 million is attributable primarily to increased clinical and manufacturing costs related to cosibelimab. Mustang’s increase in research and development spending of $9.0 million is attributable to increased costs associated with lab supplies, personnel related expenses, and consulting and professional fees. Avenue’s decrease of $1.4 million is primarily due to decreases in expenses associated with NDA related and advisory committee preparation costs as well as commercial validation manufacturing activities and personnel costs. The increase in “Other” of $4.5 million is attributable to increased spend in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 for Cyprium, as Cyprium prepares to file for its rolling NDA.

The increase in research and development – licenses acquired of $13.3M or 584% from the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2021 is due to the expense recorded in the second quarter of 2021 for Journey’s $10 million license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. for a potential rosacea treatment, referred to as the DFD-29 Agreement, and the contingent warrant liability related to the DFD-29 Agreement of $3.8 million.

Selling, general and administrative expenses increased $13.8 million, or 30%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The following table shows the change in selling, general and administrative spending by Fortress and its partner companies:

	Nine Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$6,437	$4,490	$1,947	43%
Partner Companies:
Avenue	191	361	(170)	(47)%
Checkpoint	1,839	1,633	206	13%
JMC	40	—	40	100%
Mustang	794	1,212	(418)	(35)%
Other[2]	51	137	(86)	(63)%
Sub-total stock-based compensation expense	9,352	7,833	1,519	19%
Other Selling, General & Administrative
Fortress	11,988	11,639	349	3%
Partner Companies:
Avenue	1,769	1,471	298	20%
Checkpoint	3,271	2,989	282	9%
JMC[1]	24,808	16,284	8,524	52%
Mustang	5,714	4,119	1,595	39%
Other[2]	2,243	1,023	1,220	119%
Total Selling, General & Administrative Expense	$59,145	$45,358	$13,787	30%

Note 1:	Includes cost of outsourced sales force for the nine months ended September 30, 2021 and 2020 of $11.1 million and $7.5 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and FBIO Acquisition Corp VIII.

For the nine months ended September 30, 2021, the increase in selling, general and administrative expenses of $13.8 million, or 30%, is primarily attributable to Journey’s increased sales and marketing costs associated with the expansion of the outside sales headcount related to the expanded product portfolio, as well as Mustang’s increase in consulting and professional fees,and state tax expense. Avenue’s increase is due to increased legal costs, and Checkpoint’s increase is due to increases in personnel-related costs. The increase in “Other” of $1.2 million is attributed to Cyprium’s increase in personnel-related expenses.

In September 2021, wire fraud related costs totaled approximately $9.5 million. These costs were attributable to funds erroneously wired to fraudulent accounts as a result of a sophisticated business email compromise fraud scheme. Any insurance proceeds will be recorded when considered probable.

Total other income (expense) increased $42.8 million, or 341%, from expense of $12.5 million for the nine months ended September 30, 2020 to income of $30.2 million for the nine months ended September 30, 2021, primarily due to the change in fair value of the Company’s investment in Caelum of $38.7 million and the decrease in interest expense and financing fees of $3.7 million for the nine months ended September 30, 2021.

Net loss attributable to common stockholders decreased $8.1 million, or 20%, from a net loss of $41.2 million for the nine months ended September 30, 2020 to a net loss of $33.1 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities, from the sale of partner companies, and the proceeds from the exercise of warrants and stock options. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, sales of stakes in partner companies, or through other sources of financing.

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

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(77,844)	$(63,196)
Investing activities	(12,839)	(5,597)
Financing activities	110,053	135,395
Net increase in cash and cash equivalents and restricted cash	$19,370	$66,602

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Nine Months Ended September 30, 2021
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(19,505)	$(2,547)	$(16,828)	$(38,964)	$(77,844)
Investing activities	(8,950)	—	—	(3,889)	(12,839)
Financing activities	7,866	—	36,259	65,928	110,053
Net increase in cash and cash equivalents and restricted cash	$(20,589)	$(2,547)	$19,431	$23,075	$19,370

	For the Nine Months Ended September 30, 2020
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(20,315)	$(3,420)	$(11,617)	$(27,844)	$(63,196)
Investing activities	(1,649)	(1,000)	—	(2,948)	(5,597)
Financing activities	63,196	—	27,569	44,630	135,395
Net increase in cash and cash equivalents and restricted cash	$41,232	$(4,420)	$15,952	$13,838	$66,602

Note 1:	Includes Fortress and non-public partner companies.

Operating Activities

Net cash used in operating activities increased $14.7 million from the nine months ended September 30, 2020, compared to the nine months ended September 30, 2021. The increase is primarily due to the increase of $38.7 million in the fair value of the Company’s investment in Caelum, the $13.8 million increase in year-to-date net loss, and $10.0 million in inventory related to the Qbrexza acquisition, offset by the increase in accounts payable and accrued expenses of $36.6 million, the increase in research and development – licenses acquired expense of 13.2 million, and the change in deferred revenue of $3.4 million.

Investing Activities

Net cash used by investing activities increased $7.2 million from the nine months ended September 30, 2020, compared to the nine months ended September 30, 2021. The increase is due to a $6.5 million increase in the purchase of research and development licenses, a $1.4 million increase in the purchase of property and equipment offset by $0.6 million decrease in the purchase of intangible assets.

Financing Activities

Net cash provided by financing activities was $135.4 million for the nine months ended September 30, 2020, compared to $110.1 million of net cash provided by financing activities for the nine months ended September 30, 2021, a decrease of $25.3 million. During the nine months ended September 30, 2021, net proceeds from at-the-market offerings for the partner companies increased $68.4 million, and cash used to repay debt decreased $84.4 million, net proceeds from partner company convertible preferred shares increased $17.0 million, offset by the decrease in proceeds from partner companies’ sale of stock of $54.1 million, the decrease in proceeds from Series A perpetual preferred stock of $39.1 million, the decrease in proceeds from the issuance of common stock for at-the-market offering of $42.0 million, and the decrease in net proceeds from the Oaktree Note of $55.9 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Based on our analysis, for the years ended December 31, 2019 and December 31, 2020, and for the interim period through September 30, 2021, we determined the effect of a 100 (+/- 1) basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In September 2021, a partner company email account was compromised by a third-party impersonator and payments intended for a vendor, approximating $9.5 million, were fraudulently re-directed into an individual bank account controlled by this third-party impersonator. The impersonator had taken a number of steps to deceive our employees and reduce the likelihood of detection. As a result of the foregoing, we identified a material weakness due to our internal controls having not been adequately designed to prevent or timely detect unauthorized cash disbursements.

In light of the above incident, our management took immediate action to remediate the material weakness, including enhancing and formalizing cash disbursement controls to prevent and timely detect unauthorized cash disbursements and significantly enhancing our information technology infrastructure and security measures.  However, given the identification of the material weakness during September 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.  As of the date of this filing we believe this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above taken to address the material weakness, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent quarter with respect to our operations, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In particular, as of September 30, 2021, Avenue had cash and cash equivalents of $0.6 million. In the event that IV Tramadol is approved by the FDA, this triggers an obligation by Avenue to make $5.0 million in contractual milestone payments, for which Avenue currently does not have sufficient funding.  Avenue will need to secure additional funds through equity or debt offerings, or other potential sources, in order to complete the Advisory Committee process. Avenue cannot be certain that such additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about Avenue’s ability to continue as a going concern within one year from the date of this report. In light of the foregoing, it may be necessary at some point for Avenue to seek protection under Chapter 11 of the United States Bankruptcy Code, which could have a material adverse impact on Avenue’s business, financial condition, operations and could place its shareholders at significant risk of losing all of their investment.  In any such Chapter 11 proceeding, Avenue may seek to restructure its obligations or commence an orderly wind-down of its operations and sale of its assets, in either event, holders of equity interests could receive or retain little or no recovery. We also note that the process of exploring refinancing or restructuring alternatives, including those under Chapter 11, may be disruptive to Avenue’s business and operations.

On September 2, 2021, Avenue received a delinquency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that Avenue is not in compliance with Nasdaq rules requiring listed securities to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million (the “MVLS Requirement”). Avenue has 180 calendars days, expiring March 1, 2022, to regain compliance with the MVLS Requirement. If Avenue maintains a MVLS at or greater than $35 million or more for a minimum of ten consecutive business days, Avenue will regain compliance. If Avenue does not regain compliance within 180 calendar days, Avenue will receive a written notification from Nasdaq that its securities are subject to delisting. Avenue intends to monitor its MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement. There can be no assurance that Avenue will be able to regain compliance with the MVLS Requirement, or maintain compliance if Avenue regains compliance.

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

The vast majority of our operating income for the foreseeable future is expected to come from the sale of our dermatology products through our partner company Journey. Any setback that may occur with respect to such products could significantly impair our operating results and/or reduce our revenue and the value of our Securities. Setbacks for such products could include, but are not limited to, issues related to: supply chain, shipping; distribution; demand; manufacturing; product safety; product quality; marketing; government regulation, including but not limited to pricing or reimbursement; licensing and approval; intellectual property rights; competition with existing or new products, including third-party generic competition; product acceptance by physicians, other licensed medical professionals, and patients; and higher than expected total rebates, returns or recalls.Also, the majority of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition; the introduction of new competitor products, or increased market share of existing competitor products, could have a significant adverse effect on our operating income.

We face challenges as our products face generic competition and/or losses of exclusivity.

Journey’s products do and may compete with well-established products, both branded and generic, with similar or the same indications. We face increased competition from manufacturers of generic pharmaceutical products, who may submit applications to FDA seeking to market generic versions of our products. In connection with these applications, the generic drug companies may seek to challenge the validity and enforceability of our patents through litigation. When patents covering certain of our products (if applicable) expire or are successfully challenged through litigation or in USPTO proceedings, if a generic company launches a competing product “at risk,” or when the regulatory or licensed exclusivity for our products (if applicable) expires or is otherwise lost, we may face generic competition as a result.

The majority of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Two of our marketed products, Qbrexza and Ximino, as well as DFD-29, currently have patent protection. Three of our marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection.

Accutane currently competes in the Isotretinoin market with five other AB rated products. Targadox will likely face additional AB rated generic entrants over the next six months. Exelderm may face AB rated generic competition in the future.

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

Any disruptions to the capabilities, composition, size or existence of Journey’s field sales force may have a significant adverse impact on our existing revenue stream. Further, our ability to effectively market and sell any future products that we may develop will depend our ability to establish and maintain sales and marketing capabilities or to enter into agreements with third parties to market, distribute and sell any such products.

Journey’s field sales force has been and is expected to continue to be an important contributor to our commercial success. Any disruptions to our relationship with such field sales force or the professional employer organization that employs our field sales force, could materially adversely affect our product sales. We currently rely, and may continue to rely, on professional employer organizations and staffing organizations for the employment of our field sales force.

The establishment, development, and/or expansion of a field sales force, either by us or certain of our partners or vendors, or the establishment of a contract field sales force to market any products for which we may have or receive marketing approval is expensive and time-consuming and could delay any such product launch or compromise the successful commercialization of such products. If we are unable to establish and maintain sales and marketing capabilities or any other non-technical capabilities necessary to commercialize any products that may be successfully developed, we will need to contract with third parties to market and sell such products. We may not be able to establish or maintain arrangements with third parties on commercially reasonable terms, or at all.

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

We have entered into several partnerships and/or contingent sales of our assets and subsidiaries, including an equity investment and contingent sale between Avenue and InvaGen (the transaction agreement for which was terminated), an equity investment and contingent option transaction between Caelum and Alexion Pharmaceuticals, Inc. (which transaction has consummated) and a development funding and contingent asset purchase between Cyprium and Sentynl Therapeutics, Inc. Each of these transactions has been time-consuming and has diverted management’s attention. As a result of these contingent sales, as with other similar transactions that we may complete, we may experience a reduction in the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. For example, in connection with execution of the Stock Purchase and Merger Agreement between Avenue and InvaGen, dated as of November 12, 2018 (the “Avenue SPMA”), we signed a Restrictive Covenant Agreement, which prohibits us from, directly or indirectly, engaging in the business of hospital administered pain management anywhere in the world other than Canada, Central America or South America for a period of five years after the earlier of the termination of the Avenue SPMA or consummation of the Merger Transaction (as defined in the Avenue SPMA).

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

We act, and are likely to continue acting, as indemnitor of potential losses or liabilities that may be experienced by one or more of our affiliated companies and/or their partners or investors. For instance, under that certain Indemnification Agreement, dated as of November 12, 2018 (the “Indemnification Agreement”), we agreed to indemnify InvaGen and its affiliates for losses they may sustain in connection with inaccuracies that may appear in the representations and warranties that Avenue made to InvaGen in the Avenue SPMA, as such representations and warranties were given as of the dates of signing and first closing, and as may be required to be given as of the second stage closing under the Avenue SPMA as well. The maximum amount of indemnification we may have to provide under the Indemnification Agreement is $35.0 million, and such obligation terminates upon the consummation of the Merger Transaction (as defined in the Avenue SPMA).

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

While not an indemnification obligation, we have agreed, in connection with a convertible preferred financing by our partner company Journey, to a contingent issuance of what could be a significant number of shares of Fortress common stock.  Such issuance would occur only if Journey has neither been sold nor consummated a qualified financing (in one transaction or a series of related transactions) under which Journey has received an aggregate gross amount of $25 million from the sale of Journey’s common stock, in each case by March 31, 2022 (extendible by up to an additional six months at Journey’s option).   Substantial dilution to Fortress stockholders may result if neither such event occurs and we are thereby obligated to issue the aforementioned Fortress common stock.

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

Our partner company Journey acquired an isotretinoin product and began marketing that product under the Accutane® brand name in Q2 2021. Isotretinoin has a black box warning for use in pregnant women.  Isotretinoin also has warnings for side effects related to psychiatric disorders and inflammatory bowel disease, among others. Historically, isotretinoin has been the subject of significant product liability claims, mainly related to irritable bowel disease . Currently, there is no significant isotretinoin product liability litigation. The federal multi-district litigation (“MDL”) court dismissed all remaining federal isotretinoin cases in 2014 after ruling that the warning label on the drug was adequate. The MDL dissolved in 2015, which effectively put an end to federal lawsuits. Cases continued in New Jersey state court until 2017, when the trial court judge dismissed the remaining the isotretinoin product liability cases. Thus, should a product liability claim against Journey be brought related to its isotretinoin product, we have substantial defenses.  However, it is not feasible to predict the ultimate outcome of any litigation and the Company could in the future be required to pay significant amounts as a result of settlement or judgments should such new product liability claims be brought.

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

General Risks

Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information, including, but not limited to, information related to our intellectual property and proprietary business information, personal information, and other confidential information. It is critical that we maintain such confidential information in a manner that preserves its confidentiality and integrity. Furthermore, we have outsourced elements of our operations to third party vendors, who each have access to our confidential information, which increases our disclosure risk.

We are in the process of implementing our internal security and business continuity measures and developing our information technology infrastructure. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, data center facilities, lab equipment, and connection to the internet, face the risk of breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, and could result in financial, legal, business, and reputational harm to us. For example, in 2021, our partner company Journey was the victim of a cybersecurity incident that affected its accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. The details of the incident and its origin are under investigation with the assistance of third-party cybersecurity experts working at the direction of legal counsel. The matter was reported to the Federal Bureau of Investigation and does not appear to have compromised any personally identifiable information or protected health information. As Journey’s controlling stockholder and supporting partner in back-office functions, Fortress provided Journey with $9.5 million to ensure its accounts payable operations continue to function smoothly. Fortress and Journey may incur additional expenses and losses as a result of this cybersecurity incident, including those related to investigation fees and remediation costs.

In addition, the loss or corruption of, or other damage to, clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates or any future drug candidates and to conduct clinical trials, and similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Sophisticated cyber attackers (including foreign adversaries engaged in industrial espionage) are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of proprietary information, including trade secrets. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies.

Any security breach or other event leading to the loss or damage to, or unauthorized access, use, alteration, disclosure, or dissemination of, personal information, including personal information regarding clinical trial subjects, contractors, directors, or employees, our intellectual property, proprietary business information, or other confidential or proprietary information, could directly harm our reputation, enable competitors to compete with us more effectively, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Each of the foregoing could result in significant legal and financial exposure and reputational damage that could adversely affect our business. Notifications and follow-up actions related to a security incident could impact our reputation or cause us to incur substantial costs, including legal and remediation costs, in connection with these measures and otherwise in connection with any actual or suspected security breach. We expect to incur significant costs in an effort to detect and prevent security incidents and otherwise implement our internal security and business continuity measures, and actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We may face increased costs and find it necessary or appropriate to expend substantial resources in the event of an actual or perceived security breach.

The costs related to significant security breaches or disruptions could be material, and our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored or processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

The COVID-19 pandemic may continue to impact Journey’s product revenues, future clinical trials, and as a result, our financial condition and results of operations and other aspects of our business.

In December 2019, a novel strain of coronavirus, which causes a disease referred to as COVID-19, was first detected in Wuhan, China and has since spread worldwide. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of control measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. The COVID-19 pandemic has and may continue to impact the global economy, disrupt global supply chains, and create significant volatility and disruption of financial markets.

To protect the health of our workforce, we asked our office-based employees to work remotely, have restricted domestic and international travel indefinitely, and restricted on-site staff to only those personnel and contractors who perform essential activities that must be conducted on-site. We intend to keep these precautionary measures in effect for the foreseeable future and may need to enact further measures to help minimize the risk of our employees being exposed to COVID-19. Although the impact of a remote working environment to our operations has been minimal, our continued reliance on remote work may negatively impact productivity, including our ability to generate revenues and product demand, prepare regulatory applications, and conduct data analysis, and may disrupt, delay, or otherwise adversely impact our business. In addition, continued remote working could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruption. COVID-19 may also compromise the ability of independent contractors who perform consulting services for us to deliver services or deliverables in a satisfactory or timely manner.

Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect Journey’s product revenues, as well as adversely impact Journey’s business generally, include:

●	the changes in buying patterns throughout Journey’s supply chain caused by lack of normal access by patients to the healthcare system and concern about the continued supply of medications, which may increase or decrease demand for Journey’s products;
●	adverse effects on our manufacturing operations, supply chain and distribution systems, which may impact Journey’s ability to produce and distribute products, as well as the ability of third parties to fulfill their obligations to us and could increase our expenses;
●	the risk of shutdown in countries where Journey relies, or may rely, on CMOs to provide commercial manufacture of our products, clinical batch manufacturing of our product candidates, including DFD-29, or the procurement of active pharmaceutical ingredients or other manufacturing components for Journey’s products or product candidates, which may cause delays or shortages in Journey’s product supply and/or the timing of any our clinical trials;
●	the risk that the COVID-19 pandemic may intensify other risks inherent in our business; and
●	the possibility that third parties on which we rely for certain functions and services, including CMOs, suppliers, distributors, logistics providers, and external business partners, may be adversely impacted by restrictions resulting from COVID-19, which could cause us to experience delays or incur additional costs.

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

November 15, 2021	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 15, 2021	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)