Form 10-K
period 2021-12-31
Fortress Biotech, Inc.
filed 2022-03-28
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____ to _____.

Commission File No. 001-35366

FORTRESS BIOTECH, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5157386
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1111 Kane Concourse Suite 301
Bay Harbor Island, FL 33154	10014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 652-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Exchange Name
Common Stock	FBIO	Nasdaq Capital Market
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock	FBIOP	Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐ No     ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $254,224,038 based upon the closing sale price of our common stock of $3.57 on that date. Common stock held by each officer and director and by each person known to own in excess of 5% of outstanding shares of our common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

Class of Stock	Outstanding Shares as of March 18, 2022
Common Stock, $0.001 par value	104,498,590
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Risks Inherent in Drug Development

●	Many of our and our partner companies’ product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our or our partner companies’ products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and we expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, which lending agreements may restrict our operations. Further, the occurrence of any default event under any applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	If we raise additional capital by issuing securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Amzeeq, Zilxi, Accutane, Ximino, Targadox and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	The majority of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Qbrexza, Amzeeq, Zilxi and Ximino, as well as DFD-29, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, currently have patent protection. Three of Journey’s marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.

●	We and our partner companies have also entered into several arrangements under which we and/or they have agreed to contingent dispositions of such partner companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we or our partner companies had developed and commercialized such product candidates ourselves.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business.
●	We act as guarantor and/or indemnitor of certain obligations of our subsidiaries and affiliates, which could require us to pay substantial amounts based on the actions or omissions of said subsidiaries or affiliates.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial supplies for products. Such reliance on third-parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (PTO), such as the Paragraph IV certification made by Perrigo pertaining to the patents covering Qbrexza, and subsequently, Amzeeq, two products being commercialized by our partner company Journey. Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of sales of that product in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our products are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

PART I

Item 1.    Business.

Overview

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at our majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Through our partner companies, we have executed arrangements with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, Mayo Foundation for Medical Education and Research, AstraZeneca plc, and Dr. Reddy’s Laboratories, Ltd.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help the partners achieve their goals. Partner companies assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings. To date, four partner companies are publicly traded, and two have consummated strategic partnerships with industry leaders AstraZeneca plc (as successor-in-interest to Alexion Pharmaceuticals, Inc.) and Sentynl Therapeutics, Inc.

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates include Aevitas Therapeutics, Inc. (“Aevitas”), Baergic Bio, Inc. (“Baergic”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), Oncogenuity, Inc. (“Oncogenuity”) and UR-1 Therapeutics, Inc. (“UR-1”).

The Company is a Delaware corporation incorporated in 2006. As used throughout this filing, the words “we”, “us” and “our” may refer to Fortress individually or together with our affiliates and partners, and the word “partner” refers to either entities that are publicy traded and in which we own or control a majority of the ownership position or third party entities with whom we have a significant business relationship, each as dictated by context. We refer to private companies in which we own or control a majority of the ownership position as our subsidiaries; however instances of either term should be read as applying to either or both as dictated by context.

Product Candidates and Other Intellectual Property

Commercialized Products

Through our partner company Journey we actively market the following branded dermatology products:

Qbrexza®: Qbrexza is a medicated cloth towelette for the treatment of primary axillary hyperhidrosis.

Accutane®: Accutane (isotretinoin) capsule is an oral retinoid indicated for the treatment of severe recalcitrant nodular acne.

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

Amzeeq®: Amzeeq is a minocycline topical foam, 4% for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and children 9 years and older.

Zilxi®: Zilxi is a minocycline topical foam, 1.5% is the first and only topical minocycline treatment for inflammatory lesions due to rosacea in adults.

Anti-itch product: non-steriodal and antihistamine free topical steroid for the treatment of pruiritis, scabies and other skin itch conditions to be launched in the second quarter of 2022.

Late Stage Product Candidates

CUTX-101 (Copper Histidinate injection for Menkes Disease)

Our partner company Cyprium is currently developing CUTX-101, a copper histidinate injection for the treatment of Menkes disease. Menkes disease is a rare X-linked pediatric disease caused by gene mutations of copper transporter ATP7A, which affects approximately 1 in 34,810 live male births, and potentially as high as 1 in 8,664 live male births, based on a recent genome-based ascertainment study.  Menkes disease is characterized by distinctive clinical features, including sparse and depigmented hair (“kinky hair”), failure to thrive, connective tissue disorders and severe neurological symptoms such as seizures and hypotonia.  Biochemically, Menkes patients may have low serum copper levels, as well as abnormal levels of catecholamine, but definitive diagnosis is typically made by sequencing of the ATP7A gene. There is no current U.S. Food and Drug Administration (“FDA”) - approved treatment for Menkes disease. CUTX-101, along with an AAV-ATP7A gene therapy that is also being developed by Cyprium, was granted Orphan Drug Designation by the FDA. CUTX-101 was also granted Rare Pediatric Disease Designation by the FDA for the treatment of Menkes disease and Fast Track Designation for classic Menkes disease in patients who have not demonstrated significant clinical progression. The European Medicines Agency (“EMA”) Committee for Orphan Medicinal Products also granted Orphan Drug Designation for CUTX-101. In August 2020 Cyprium reported positive top-line clinical efficacy results for CUTX-101. In December 2020 the FDA granted Breakthrough Therapy Designation to CUTX-101.  Additional information on the Expanded Access study can be found on www.ClinicalTrials.gov using identifier NCT04074512. The information contained on this website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

On February 24, 2021, Cyprium announced the execution of an asset purchase agreement with Sentynl Therapeutics, Inc. (“Sentynl”),  a U.S.-based specialty pharmaceutical company owned by the Zydus Group.  The asset purchase agreement commits Sentynl to an upfront cash payment to Cyprium of $8.0 million, which was paid upon execution of the agreement, and $12.0 million in future development and regulatory cash milestones through New Drug Application (“NDA”) approval, as well as potential sales milestones. Royalties on CUTX-101 net sales ranging from the mid-single digits up to the mid-twenties are also payable. Cyprium will retain development responsibility of CUTX-101 through approval of the NDA by the FDA, and Sentynl will be responsible for commercialization of CUTX-101 as well as progressing newborn screening activities. Continued development of CUTX-101 will be overseen by a Joint Steering Committee consisting of representatives from Cyprium and Sentynl.  Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval for CUTX-101.

In October 2021, Cyprium announced positive results from an efficacy and safety analysis of data integrated from two completed pivotal studies in patients with Menkes disease treated with CUTX-101, copper histidinate (CuHis). These data were presented as a virtual poster at the 2021 American Academy of Pediatrics National Conference & Exhibition.

On December 7, 2021, Cyprium announced the initiation of a rolling submission of its NDA to the FDA for CUTX-101 for the treatment of Menkes disease. Cyprium expects to complete the submission of the NDA to the FDA in mid-2022.

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

In May 2020, Mustang submitted an Investigational New Product Drug Application (“IND”) application with the FDA to initiate a registrational multicenter Phase 2 clinical trial of MB-107 in newly diagnosed infants with XSCID who are under the age of two.  In response, the FDA identified Chemistry, Manufacturing and Controls (“CMC”) hold issues that Mustang satisfactorily addressed in a December 2020 submission to the Agency, and the CMC hold was removed in January 2021.

Mustang filed an IND in the fourth quarter of 2021 for a pivotal non-randomized multicenter Phase 2 clinical trial of MB-207 in previously transplanted XSCID patients. In January 2022, the FDA issued a hold, pending CMC clearance, on Mustang’s IND application.

Cosibelimab (Anti-PD-L1 mAb for CSCC and NSCLC)

Our partner company Checkpoint is currently evaluating its lead antibody product candidate, cosibelimab (formerly CK-301), an anti-PD-L1 antibody licensed from the Dana-Farber Cancer Institute, in an ongoing global, open-label, multicohort Phase 1 clinical trial in checkpoint therapy-naïve patients with selected recurrent or metastatic cancers, including ongoing cohorts in locally advanced and metastatic cutaneous squamous cell carcinoma (“CSCC”) intended to support one or more applications for marketing approval. Additional information on the Phase 1 trial can be found on www.ClinicalTrials.gov using identifier NCT03212404. Checkpoint also has a collaboration agreement with TG Therapeutics, Inc. (“TGTX”) whereby TGTX was granted the rights to develop and commercialize cosibelimab in the field of hematological malignancies, while Checkpoint retains the right to develop and commercialize these assets in solid tumors.

In December 2021, Checkpoint announced the initiation of the CONTERNO study, a global, open-label, multi-center, randomized Phase 3 trial of cosibelimab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with non-squamous non-small cell lung cancer (“NSCLC”). The primary endpoint for the CONTERNO Phase 3 trial is overall survival (“OS”), and key secondary endpoints include progression-free survival (“PFS”), objective response rate (“ORR”), and safety. The study is designed to potentially support full regulatory approvals worldwide.

In January 2022, Checkpoint announced positive topline results from a cohort of the registration-enabling Phase 1 clinical trial of  cosibelimab administered as a fixed dose of 800 mg every two weeks in patients with  metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed ORR of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using Response Evaluation Criteria in Solid Tumors version 1.1 (“RECIST 1.1”). Based on these results, Checkpoint intends to submit a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for cosibelimab in late 2022, to be followed by a marketing authorization application (“MAA”) submission in Europe and additional potential submissions in markets worldwide.

Olafertinib (also known as CK-101, EGFR inhibitor for EGFR mutation-positive NSCLC)

Checkpoint is also currently evaluating a lead small-molecule, targeted anti-cancer agent, olafertinib as an oral, third-generation, irreversible kinase inhibitor against selective mutations of epidermal growth factor receptors (“EGFR”) in a Phase 1 clinical trial for the potential treatment of adult patients with metastatic NSCLC, whose tumors have EGFR exon 19 deletion mutations. Checkpoint believes that olafertinib has the potential to be effective in this population as a monotherapy or in combination with other anti-tumor immune response potentiating compounds. In September 2017, Checkpoint received FDA Orphan Drug Designation for olafertinib for the treatment of EGFR mutation-positive NSCLC.

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

In November 2020, NeuPharma, Inc. commenced a Phase 3 clinical trial in China evaluating olafertinib in treatment-naïve locally advanced or metastatic NSCLC patients whose tumors have EGFR exon 19 deletion mutations. Checkpoint has met with the FDA to discuss the adequacy of the ongoing Phase 3 trial in China.

CAEL-101 ( Light Chain Fibril-reactive Monoclonal Antibody for AL Amyloidosis)

Our former partner company Caelum, in collaboration with AstraZeneca plc (“AstraZeneca”), is working to develop a novel, first-in-class monoclonal antibody called CAEL-101 for the treatment of amyloid light chain (“AL”) amyloidosis. CAEL-101 is designed to improve organ function by reducing or eliminating amyloid deposits in the tissues and organs of patients with AL amyloidosis. The antibody is designed to bind to insoluble light chain amyloid protein, including both kappa and lambda subtypes. In a Phase 1a/1b study, CAEL-101 demonstrated improved organ function, including cardiac and renal function, in 27 patients with relapsed and refractory AL amyloidosis who had previously not had an organ response to standard of care therapy. These data support CAEL-101’s potential to be a well-tolerated therapy that promotes amyloid resolution. In a Phase 2 dose escalation study, safety and tolerability of CAEL-101 supported the selection of the 1000 mg/m2 dose for the Phase 3 studies.  CAEL-101 has received Orphan Drug Designation from the FDA as a therapy for patients with AL amyloidosis, and as a radio-imaging agent in AL amyloidosis.

In September 2020 Caelum initiated two Phase 3 studies of CAEL-101 for AL amyloidosis.  Additional information on the Phase 3 trials, both of which are actively enrolling patients, can be found at www.ClinicalTrials.gov using identifiers NCT04512235 and NCT04504825.

On October 5, 2021, AstraZeneca acquired Caelum for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress, net of the ten percent, 24-month escrow holdback amount and other miscellaneous transaction expenses. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $350 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all possible proceeds of the transaction, totaling up to approximately $212 million.

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

In December 2021, Helocyte announced that a Phase 2 double-blind, randomized, placebo-controlled clinical trial was initiated to evaluate the safety and efficacy of Triplex, a cytomegalovirus (“CMV”) vaccine, in eliciting a CMV-specific immune response and reducing CMV replication in people living with HIV.  The trial is being conducted by the AIDS Clinical Trials Group and is funded by the National Institute of Allergy and Infectious Disease, part of the National Institutes of Health.

CEVA101 (Cellular Therapeutic for Severe Traumatic Brain Injury)

Through our partner company Cellvation, we are developing CEVA101, a cellular product comprised of autologous Bone Marrow-derived Mononuclear Cells (“BMMNCs”) currently being developed for the treatment of severe traumatic brain injury (“TBI”) in adults and children.  In separate Phase 1 trials of adults and children with severe TBI, CEVA101 was observed to be safe, well-tolerated and efficacious (resulting in volumetric preservation versus time-matched controls, and in the case of children, reducing the Pediatric Intensity Level of Therapy or PILOT score), see ClinicalTrials.gov Identifiers NCT01575470 and NCT0254722.

In a randomized, placebo-controlled, multi-center Phase 2 study of children with severe TBI completed in November 2020, CEVA101 was similarly observed to be safe, well-tolerated and efficacious (resulting in volumetric preservation and a reduction in the PILOT score of those receiving CEVA101 versus those receiving placebo), see ClinicalTrials.gov Identifier NCT01851083). A randomized, placebo-controlled Phase 2 study of CEVA101 for the treatment of severe TBI in adults is ongoing (see ClinicalTrials.gov Identifier NCT02525432). In 2017, Cellvation secured RMAT designation for CEVA101 in the treatment of severe TBI. The RMAT designation is expected to facilitate expedited development and review of CEVA101. Cellvation secured an exclusive worldwide license to CEVA101 (as well as CEVA-D and CEVA102) from University of Texas Health Science Center at Houston in October of 2016.

DFD-29 (A Modified Release Oral Minocycline for  Inflammatory Lesions of Rosacea)

Through our partner company Journey in collaboration with Dr. Reddy’s Laboratories, Ltd. (“DRL”), we are  developing DFD-29, a modified release oral minocycline for the treatment of inflammatory lesions of rosacea.

In connection with the DRL collaboration, Journey will complete the development of DFD-29, which includes conducting two Phase 3 studies to assess the efficacy, safety and tolerability of oral DFD-29 for the treatment of rosacea and the regulatory submission of a new drug application under Section 505(b)(2) of the FDCA. In addition, DRL will provide development support including the monitoring of two Phase 3 clinical trials. Journey is planning on initiating the Phase 3 trials in the first quarter of 2022 with top-line data expected in the second half of 2022 and an anticipated NDA filing in the second half of 2023. Journey dosed the first patient in the Phase 3 program in March 2022.

Early Stage Product Candidates

Dotinurad

Through our partner company UR-1, in May 2021, we acquired an exclusive license from Fuji Yakuhin Co. Ltd. (“Fuji”) to develop Dotinurad in North America and Europe. Dotinurad is a potential best-in-class urate transporter (URAT1) inhibitor for gout and possibly other hyperuricemic indications. Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials.

In December 2021, UR-1 filed an IND with the FDA. UR-1 expects to initiate a Phase 1 clinical trial to evaluate Dotinurad for the treatment of gout in the first half of 2022.

MB-102 (CD123 CAR T Cell Program for BPDCN, AML and high-risk MDS)

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

One such CAR T is CD123 or MB-102, a subunit of the heterodimeric interleukin-3-receptor (“IL-3R”), which is widely expressed on human hematologic malignancies including blastic plasmacytoid dendritic cell neoplasm (“BPDCN”) and acute myeloid leukemia (“AML”). In addition, CD123 can be found on the surface of B cell acute lymphoblastic leukemia (“B-ALL”), hairy cell leukemia, myelodysplastic syndrome (“MDS”), chronic myeloid leukemia (“CML”) and Hodgkin lymphoma.

Of these malignancies, Mustang is currently investigating CD123 as a target for adoptive cellular immunotherapy in BPDCN, since high CD123 expression is associated with enhanced cell proliferation, increased resistance of these cells to apoptosis, and poor clinical prognosis. Depending on the early results in this patient population, Mustang may broaden the inclusion criteria to include AML and high-risk MDS (“hrMDS”). CD123 is overexpressed in the vast majority of cases of AML and hrMDS and in essentially all cases of BPDCN.

In October 2020, Mustang announced the dosing of the first patient in a multicenter Phase 1/2 clinical trial of MB-102 in patients with relapsed or refractory BPDCN (Clinicaltrials.gov Identifier: NCT04109482). This is also the first clinical trial under a Mustang IND in which a patient was dosed with cells processed in Mustang’s own manufacturing facility.

MB-101 (IL13Rα2 CAR T Cell Program for Glioblastoma)

Mustang is also currently developing MB-101, an optimized CAR T product incorporating enhancements in CAR T design and T cell engineering to improve antitumor potency and T cell persistence. Having optimized dose, schedule, route of administration and T cell selection, enrollment in a  Phase 1 trial is nearly complete at COH combining MB-101 with immune checkpoint inhibitors to treat patients with recurrent or refractory glioblastoma multiforme (“GBM”). Additional information on the trial can be found on www.ClinicalTrials.gov using identifier NCT02208362.  Results form this study has laid the foundation for 3 new MB-101 studies:

1.	MB-101 with or without nivolumab and ipilimumab in treating patients with recurrent or refractory glioblastoma (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04003649);
2.	MB-101 in treating patients with recurrent or refractory glioblastoma with a substantial component of leptomeningeal disease (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04661384);

3.	MB-101 in combination with the C134 oncolytic virus (MB-108) in treating patients with recurrent or refractory glioblastoma (IND filing expected in the second half of 2022). This combination will be referred to as MB-109.

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

MB-106 (CD20 CAR T for B-cell non-Hodgkin lymphoma (NHL) and chronic lymphocytic leukemia(CLL))

CD20 is a B-cell lineage-specific phosphoprotein that is expressed in high, homogeneous density on the surface of more than 95% of B-cell non-Hodgkin lymphoma (“NHL”). CD20 is stable on the cell surface with minimal shedding or internalization upon binding antibody and is present at only nanomolar levels as soluble antigen. It is well established as an effective immunotherapy target, with extensive studies demonstrating improved tumor responses and survival of B-NHL patients treated with rituximab and other anti-CD20 antibodies. A CD20-targeted third-generation autologous CAR T cell therapy is being developed by our partner company Mustang in a collaboration with Fred Hutch.

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

Fred Hutch has an open IND for a Phase 1/2 clinical study to assess the anti-tumor activity and safety of administering CD20-directed CAR T cells (MB-106) to patients with relapsed or refractory B-cell NHL or chronic lymphocytic leukemia (Clinicaltrials.gov Identifier: NCT03277729). This IND was submitted on February 24, 2017, with Fred Hutch as the sponsor. The trial will also assess CAR T cell persistence and determine the potential immunogenicity of the cells, and Mustang together with Fred Hutch will determine a recommended Phase 2 dose

In December 2020, at the 62nd American Society of Hematology Annual Meeting, Mustang and Fred Hutch announced interim data in patients with relapsed or refractory B-cell NHL from the ongoing Phase 1/2 clinical trial of MB-106. Following optimization of the cell processing, 9 patients – 7 with follicular lymphoma and 2 with mantle cell lymphoma – were treated at 4 different dose levels ranging from 1x105 CAR T cells/kg to 3.3x106 CAR T cells/kg. The overall response rate was 89% (8/9), and the complete response rate was 44% (4/9). One patient experienced a grade 1 episode of cytokine release syndrome (“CRS”), and no patients experienced immune effector cell-associated neurotoxicity syndrome (“ICANS”). Mustang also plans to file an IND in the first quarter of 2021 to enable the initiation of a multicenter Phase 1/2 trial of MB-106.

In May 2021, Mustang announced that the FDA approved its IND application to initiate a multicenter Phase 1/2 clinical trial investigating the safety and efficacy of MB-106.

In June 2021, Mustang announced that MB-106 CD20-targeted CAR T data were presented at EHA2021. Dr. Mazyar Shadman of Fred Hutch presented updated interim data from the ongoing Phase 1/2 clinical trial for B-NHL and CLL, which showed a favorable safety profile and compelling clinical activity, with a 93% overall response rate and 67% complete response rate in patients treated with the modified cell manufacturing process.

In November 2021, Mustang was awarded a grant of approximately $2 million from NCI of the National Institutes of Health. This two-year award will partially fund the Mustang-sponsored multicenter trial to assess the safety, tolerability and efficacy of MB-106.

In December 2021, we announced MB-106 data presented at ASH2021. Dr. Mazyar Shadman of Fred Hutchinson Cancer Research Center presented updated interim data showing a 95% overall response rate, 65% complete response rate and favorable safety profile from the ongoing Phase 1/2 clinical trial for NHL and CLL. No patient experienced CRS or ICANS > grade 3.

MB-103 (HER2 CAR T for GBM & Metastatic Breast Cancer to Brain)

HER2/neu (often shortened to “HER2”) is a growth-promoting protein on the outside of all breast cells. Breast cancer cells with higher than normal levels of HER2 are called HER2-positive (“HER2+”). These cancers tend to grow and spread faster than other breast cancers. Breast cancer is the most commonly diagnosed cancer in women, with over 42,000 women in the United States expected to die from advanced metastatic disease in 2020. Approximately 20% to 25% of breast cancers overexpress HER2, which is an established therapeutic target of both monoclonal antibodies (“mAbs”) and receptor tyrosine kinase inhibitors. With the advent of effective mAbs directed against HER2, the median overall survival of patients with metastatic HER2+ breast cancer has improved. However, management of metastatic disease in the CNS observed in up to 50% of HER2+ breast cancer patients continues to be a clinical challenge in large part due to the inability of mAbs to sufficiently cross the blood-brain barrier. Although small-molecule inhibitors of HER2 exist and have been clinically approved, their single-agent efficacy in the context of metastatic disease to the brain has been limited. While HER2-targeted therapy in combination with conventional agents has shown some promise for the treatment of patients with metastatic breast cancer, control of brain metastases remains a significant unmet clinical need, as most patients survive less than two years following CNS involvement.

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

MB-108 (HSV-1 Oncolytic Virus C134)

C134 is a next-generation oncolytic herpes simplex virus (“oHSV”) that is conditionally replication competent; that is, it can replicate in tumor cells, but not in normal cells, thus killing the tumor cells directly through this process. It is currently in development at Mustang. It was in-licensed from Nationwide Children’s Hospital, and the University of Alabama at Birmingham (“UAB”) is evaluating the safety of this oncolytic virus in patients with recurrent glioblastoma multiforme.  Additional information on the ongoing Phase 1 trial of MB-108 can be found on www.ClinicalTrials.gov using identifier NCT03657576.  In the second half of 2022 Mustang intends to file an IND for a two-center trial of MB-108 in combination with MB-101 to potentially enhance efficacy in treating GBM. This combination is to be referred to as MB-109.

In October 2020 the Phase 1 trial of MB-108 was put on hold due to toxicity at the highest dose level; following dose reduction, no further dose-limiting toxicities have been observed.

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

In October 2020, Mustang announced initial data from the Phase 1 clinical trial in patients with PSCA+-positive castration-resistance prostate cancer (“CRPC”). In a presentation at the Annual Prostate Cancer Foundation Scientific Retreat, the COH principal investigator reported results from a highly refractory patient treated with MB-105 who experienced a 94 percent reduction in prostate-specific antigen (PSA), near complete reduction of measurable soft tissue metastasis by computerized tomography, and improvement in bone metastases by magnetic resonance imaging. Data presented in February 2022 indicate that PSCA-CAR T-cell therapy is feasible in patients with mCRPC with a dose-limiting toxicity of cystitis, and shows preliminary anti-tumor effect at a dose of 100M cells plus lymphodepletion. It was concluded that escalation up to the next dose level of 300M can proceed in the trial. Additional data could protentially be provided in the second half of 2022.

BAER-101 (novel α2/3–subtype-selective GABA A positive allosteric modulator (“PAM”))

Through our majority-owned partner Baergic, we are developing BAER-101, a high affinity, selective modulator of the gamma-aminobutyric acid (“GABA”) A, which is a receptor system with differential binding and modulatory properties dependent on the particular GABA A subtype. Baergic intends to explore BAER-101 in a number of CNS disorders where patients are not adequately treated.

Preclinical Product Candidates

Mayo Clinic CAR T Technology

In August 2021, our partner company Mustang announced an exclusive license agreement with Mayo Foundation for Medical Education and Research (“Mayo Clinic”) for a novel technology to create in vivo CAR T cells that may be able to transform the administration of CAR T therapies and has the potential to be used as an off-the-shelf therapy.

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

CK-103 (BET Inhibitor)

Checkpoint is currently developing CK-103, a novel, selective and potent small molecule inhibitor of bromodomain and extra-terminal (“BET”) bromodomains. Checkpoint plans to develop CK-103 for the treatment of various advanced and metastatic solid tumor cancers, including, but not limited to, those associated with elevated c-Myc expression. Checkpoint entered into an exclusive license agreement with Jubilant Biosys Limited to develop and commercialize novel compounds that inhibit BET bromodomains on a worldwide basis. Checkpoint entered into a Sublicense Agreement with TGTX to develop and commercialize CK-103 in the field of hematological malignancies. Checkpoint retains the right to develop and commercialize CK-103 in solid tumors. Currently, Checkpoint has completed the required CMC, pharmacology and toxicology activities that we believe will support an IND application filing.

CEVA-D and CEVA-102

In partnership with Cellvation, we are developing CEVA-D, a novel bioreactor device that enhances the anti-inflammatory potency of bone marrow-derived cells without genetic manipulation, using wall shear stress (“WSS”) to suppress tumor necrosis factor-a (“TNF-a”) production by activated immune cells. CEVA-102 is the first cell product produced by CEVA-D, which we plan to develop for various indications, including the treatment of severe TBI in adults and children.

CK-302 (Anti-GITR)

CK-302 is a fully human agonistic monoclonal antibody in development at Checkpoint that is designed to bind and trigger signaling in GITR expressing cells. GITR is a co-stimulatory molecule of the TNF receptor family and is expressed on activated T cells, B cells, natural killer (“NK”) and regulatory T cells (“Treg”). Checkpoint believes that an anti-GITR antibody has the potential to be effective in one or more oncological indications as a monotherapy or in combination with an anti-PD-L1 antibody as well as other anti-tumor immune response potentiating compounds and targeted therapies.

CK-303 (Anti-CAIX)

Also in development at Checkpoint is CK-303, a fully human anti-carbonic anhydrase IX (“CAIX”) antibody designed to recognize CAIX expressing cells and kill them via antibody-dependent cell-mediated cytotoxicity (“ADCC”) and complement-dependent cytotoxicity (“CDC”). Scientific literature indicates that CAIX is a well characterized tumor associated antigen with expression almost exclusively limited to the cells of renal cell carcinoma (“RCC”). More than 85% of RCC cases have been demonstrated to express high levels of CAIX expression. There is very limited expression of this antigen on healthy tissue which Checkpoint believes will limit reactivity of this antibody against healthy tissues. Checkpoint is still in preclinical development for this program.

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

Employees

As of December 31, 2021, we had 173 full-time employees at Fortress and our partner companies.  Journey relies on professional employer organizations and staffing organizations for the employment of its field sales force, which totaled 70 at December 31, 2021.

Executive Officers of Fortress

The following table sets forth certain information about our executive officers as of December 31, 2021.

Name	Age	Position
Lindsay A. Rosenwald, M.D.	66	Chairman of the Board of Directors, President and Chief Executive Officer
Robyn M. Hunter	60	Chief Financial Officer
George Avgerinos, Ph.D.	68	Senior Vice President, Biologics Operations
Michael S. Weiss	55	Executive Vice Chairman Strategic Development

Lindsay A. Rosenwald, M.D. has served as a member of the Company’s Board of Directors since October 2009 and as Chairman, President and Chief Executive Officer of the Company since December 2013. From November 2014 to August 2015, he served as interim President and Chief Executive Officer of Checkpoint Therapeutics, Inc. (Nasdaq: CKPT). Dr. Rosenwald currently serves as a member of the board of directors of Fortress partner companies Avenue Therapeutics, Inc. (Nasdaq: ATXI), Checkpoint Therapeutics, Inc. (Nasdaq: CKPT), Mustang Bio, Inc. (Nasdaq: MBIO) and Journey Medical Corporation (Nasdaq: DERM). From 1991 to 2008, Dr. Rosenwald served as the Chairman of Paramount BioCapital, Inc. He received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

Robyn M. Hunter was appointed as the Company’s Chief Financial Officer on June 26, 2017. Ms. Hunter has more than 30 years of financial and operational experience in an array of industries. Prior to serving as the Company’s CFO, Ms. Hunter served as the Company’s Vice President and Corporate Controller from June 2011 until June 2017, in which capacity she implemented financial and operational processes, procedures and policies to facilitate the Company’s execution of its growth strategy. From January 2006 to May 2011, Ms. Hunter served as Senior Vice President and Chief Financial Officer of Schochet Associates. From August 2004 to January 2006, Ms. Hunter served as the Corporate Controller for Indevus Pharmaceuticals. From 1990 to 2004, Ms. Hunter held several positions from Accounting Manager to Vice President and Treasurer of The Stackpole Corporation. Effective January 2022, Ms. Hunter currently serves as a member of the board of directors and chairs the audit committee of Tenax Therapeutics, Inc.  Ms. Hunter holds a Bachelor of Arts degree in Economics from Union College in Schenectady New York.

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

Available Information

We and certain of our affiliates file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Copies of our and certain of our affiliates’ reports on Form 10-K, Forms 10-Q and Forms 8-K may be obtained, free of charge, electronically through our website at www.fortressbiotech.com. Our website also includes announcements of investor conferences and events, information on our business strategies and results, corporate governance information, and other news and announcements that investors might find useful or interesting. The information contained on our website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A.    Risk Factors

Investing in our Common Stock, Series A Cumulative Redeemable Perpetual Preferred Stock or any other type of equity or debt securities (together our “Securities”) involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K including the consolidated financial statements and the related notes, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our partners and affiliates Avenue, Checkpoint, Journey and Mustang with the SEC, before deciding to invest in our Securities. If any of the following risks or the risks included in the public filings of Avenue, Checkpoint, Journey or Mustang were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Securities could decline, and you could lose part of or all of your investment in our Securities. In addition, you should be aware that the below stated risks should be read as being applicable to our partners and affiliates such that, if any of the negative outcomes associated with any such risk is experienced by one of our partners or affiliates, the value of Fortress’ holdings in such partner or affiliate (if any) may decline.  As used throughout this filing, the words “we”, “us” and “our” may refer to Fortress individually or together with our affiliates and partners, as dictated by context.

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

Suspensions or delays in the completion of clinical testing could result in increased costs and/or delay or prevent our ability to complete development of that product or generate product revenues.

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

At December 31, 2021, the total amount of debt outstanding, net of the debt discount, was $42.9 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

We continue to generate operating losses in all periods including losses from operations of approximately $188.5 million and $94.3 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had an accumulated deficit of approximately $547.5 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new partners and affiliates in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

To fund our operations and service our debt securities, which may be deemed to include our Series A Cumulative Redeemable Perpetual Preferred Stock, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt obligations would have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock and/or preferred stock to decline.

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

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2021 and 2020, we incurred R&D expenses of approximately $113.2 million and $61.3 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this 10-K. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, however, we expect to seek to finance potential cash needs.

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

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation

Future revenue based on sales of our dermatology products, especially Qbrexza, Amzeeq, Zilxi, Ximino, Targadox, Accutane, and Exelderm, may be lower than expected or lower than in previous periods.

The vast majority of our operating income for the foreseeable future is expected to come from the sale of our dermatology products through our partner company Journey. Any setback that may occur with respect to such products could significantly impair our operating results and/or reduce our revenue and the value of our Securities. Setbacks for such products could include, but are not limited to, issues related to: supply chain, shipping; distribution; demand; manufacturing; product safety; product quality; marketing; government regulation, including but not limited to pricing or reimbursement; licensing and approval; intellectual property rights; competition with existing or new products, including third-party generic competition; product acceptance by physicians, other licensed medical professionals, and patients; and higher than expected total rebates, returns or recalls. Also, the majority of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition; the introduction of new competitor products, or increased market share of existing competitor products, could have a significant adverse effect on our operating income.

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

The majority of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Four of our marketed products, Qbrexza, Amzeeq, Zilxi and Ximino, as well as DFD-29, currently have patent protection. Three of our marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection.

Accutane currently competes in the Isotretinoin market with five other AB rated products. Targadox currently competes with one AB rated generic product. Exelderm may face AB rated generic competition in the future.

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

Any disruptions to the capabilities, composition, size or existence of Journey’s field sales force may have a significant adverse impact on our existing revenue stream. Further, our ability to effectively market and sell any future products that we may develop will depend on our ability to establish and maintain sales and marketing capabilities or to enter into agreements with third parties to market, distribute and sell any such products.

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

At the end of 2017, Congress passed the Tax Cuts and Jobs Act, which repealed the penalty for individuals who fail to maintain minimum essential health coverage as required by the ACA. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. On December 14, 2018, a Texas federal district court judge issued a ruling declaring that the ACA in its entirety is unconstitutional. Upon appeal, the Fifth Circuit upheld the district court’s ruling that the individual mandate is unconstitutional. However, the Fifth Circuit remanded the case back to the district court to conduct a more thorough assessment of the constitutionality of the entire ACA despite the individual mandate being unconstitutional. The Supreme Court agreed to hear the case on appeal from the Fifth Circuit on March 2, 2020, and held oral arguments on November 10, 2020. While this lawsuit has no immediate legal effect on the ACA and its provisions, this lawsuit is ongoing and the outcome may have a significant impact on our business.

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

Under the Trump Administration, HHS finalized several proposals aimed at lowering drug prices for Medicare beneficiaries and increasing price transparency. For example, the Trump Administration issued an interim final rule on November 27, 2020, implementing a “Most Favored Nation” payment model for Part B drugs that applies international reference pricing to determine reimbursement for certain drugs paid by Medicare Part B. The interim final rule was enjoined by federal courts prior to its implementation date of January 1, 2021, and the lawsuit is ongoing. In addition, HHS, in conjunction with the FDA, finalized four pharmaceutical importation pathways in September 2020: (1) regulations establishing importation of pharmaceuticals from Canada by wholesalers and pharmacists; (2)  FDA guidance permitting manufacturers to import their own pharmaceuticals that were originally intended for marketing in other countries; (3) a request for proposals from private sector entities to import prescription drugs for personal use under existing statutory authority; and (4) a request for proposals from private sector entities to reimport insulin under existing statutory authority.

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

We have entered into and consummated several partnerships and/or contingent sales of our assets and subsidiaries, including an equity investment and contingent acquisition agreement between Caelum and AstraZeneca plc’s Alexion Pharmaceuticals, Inc. (which transaction has consummated) and a development funding and contingent asset purchase between Cyprium and Sentynl Therapeutics, Inc. Each of these arrangements has been time-consuming and has diverted management’s attention. As a result of these consummated/contingent sales, as with other similar transactions that we may complete, we may experience a reduction in the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories.

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

We act, and are likely to continue acting, as guarantor and/or indemnitor of the obligations, actions or inactions of certain of our subsidiaries and affiliated companies. We have also entered into, and may again enter into, certain arrangements with our subsidiaries and third parties pursuant to which a substantial number of shares of our common stock may be issued. Depending on the terms of such arrangements, we may be contractually obligated to pay substantial amounts to third parties, or issue a substantially dilutive number of shares of our common stock, based on the actions or inactions of our subsidiaries and/or affiliates, regulatory agencies or other third parties.

We act, and are likely to continue acting, as indemnitor of potential losses or liabilities that may be experienced by one or more of our affiliated companies and/or their partners or investors. For instance, under that certain Indemnification Agreement, dated as of November 12, 2018 by and among us, Avenue and InvaGen (the “Indemnification Agreement”), we agreed to indemnify InvaGen and its affiliates for losses they may sustain in connection with inaccuracies that may appear in the representations and warranties that Avenue made to InvaGen in the Avenue Stock Purchase and Merger Agreement of even date therewith, as such representations and warranties were given as of the dates of signing and first closing. The maximum amount of indemnification we may have to provide under the Indemnification Agreement is $35.0 million. If we become obligated to pay all or a portion of such indemnification amounts (regardless of whether or not we are partially reimbursed out of the proceeds of the Merger Transaction), our business and the market value of our common stock and/or debt securities may be materially adversely impacted.

Additionally, we have agreed in the past, and may agree in the future, to act as guarantor in connection with equity or debt raises by our partner companies, pursuant to which we may become obligated either to pay what could be a significant amount of cash or issue what could be a significant number of shares of Fortress common stock if certain events occur or do not occur, which could lead to a depletion of resources or dilution to our common stock, or both.

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

Russian military action in Europe may impact foreign countries in which certain of our partner companies may have enrolled, or had planned to enroll patients in clinical trials, and any such clinical trials may be delayed or suspended.

In February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine may disrupt our partner companies’ ability to conduct clinical trials in Russia, Ukraine, Belarus, and Georgia, and potentially other neighboring countries. Although the impact of Russia’s military action is highly unpredictable, certain clinical trial sites may be affected, including those of our partner company Checkpoint in Russia, Ukraine, Belarus, and Georgia. Those clinical trial sites may suspend or terminate trials, and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in clinical trials. Alternative sites to fully and timely compensate for clinical trial activities in these areas may not be available and our partner companies may need to find other countries to conduct these clinical trials.

Clinical trial interruptions may delay our partner companies’ plans for clinical development and approvals for their product candidates, which could increase their costs and jeopardize their ability to commence product sales and generate revenues, which could adversely affect the value of our investment in our partner companies.

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

Certain of our partner companies, on whose successes we largely rely, are early-stage biopharmaceutical companies with limited operating histories. To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of December 31, 2021, we had an accumulated deficit of approximately $547.5 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

The contractual provisions we may be forced to agree upon in services, manufacturing, supply and other agreements may be inordinately one-sided, vis-à-vis current or historical standard market terms (especially as pertains contractual liability and indemnification paradigms), and as a result we may be subject to liabilities that are not attributable to our own actions or the actions of our personnel.

There is a finite number of service providers who can perform the services or produce the materials or product candidates that we need, and we therefore often have a limited number of options in choosing such service providers.  The standard market terms in many of the agreements into which we customarily enter with such service providers are subject to evolution over time, often-times in favor of our counterparties.  Also, some such agreements are “adhesion contracts” under which our contractual counterparties refuse to entertain any modifications to their template documentation.  One area where service providers often have and exert leverage over us is the negotiation of liability language – specifically the application of liability damages “caps” to certain of such service providers’ indemnification obligations.  In any circumstance where we’ve been compelled to agree to such language, it is conceivable that we will be liable to third parties for liabilities in excess of such caps that are attributable to the actions, forbearances and/or culpability of such service providers (and not to those of us and our personnel).

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

We cannot predict the likelihood, nature or extent of how government regulation that may arise from future legislation or administrative or executive action taken by the U.S. presidential administration may impact our business and industry. In particular, the former U.S. President took several executive actions, specifically through rulemaking and guidance, which could impact the pharmaceutical business and industry. Shortly after taking office in January 2021, President Biden announced that his Administration would be freezing a number of the prior Administration’s drug pricing reforms, while others remain subject to both executive orders or regulatory changes issued by the Department of Health and Human Services. A few of the major administrative actions include:

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information, including, but not limited to, information related to our intellectual property and proprietary business information, personal information, and other confidential information. It is critical that we maintain such confidential information in a manner that preserves its confidentiality, availability and integrity. Furthermore, we have outsourced elements of our operations to third party vendors, who each have access to our confidential information, which increases our disclosure risk.

We are in the process of implementing our internal security and business continuity measures and developing our information technology infrastructure. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, third-party software, data center facilities, lab equipment, and connection to the internet, face the risk of breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware and other malicious code, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, and could result in financial, legal, business, and reputational harm to us. For example, in 2021, our partner company Journey was the victim of a cybersecurity incident that affected its accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. The details of the incident and its origin have been under investigation with the assistance of third-party cybersecurity experts working at the direction of legal counsel. The matter was reported to the Federal Bureau of Investigation and does not appear to have compromised any personally identifiable information or protected health information. As Journey’s controlling stockholder and supporting partner in back-office functions, Fortress provided Journey with $9.5 million to ensure its accounts payable operations continue to function smoothly. Fortress and Journey may incur additional expenses and losses as a result of this cybersecurity incident, including those related to investigation fees and remediation costs.

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

Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect Journey’s product revenues, as well as adversely impact Journey’s business generally, include:

●	the changes in buying patterns throughout Journey’s supply chain caused by lack of normal access by patients to the healthcare system and concern about the continued supply of medications, which may increase or decrease demand for Journey’s products;
●	adverse effects on our manufacturing operations, supply chain and distribution systems, which may impact Journey’s ability to produce and distribute products, as well as the ability of third parties to fulfill their obligations to us and could increase our expenses;
●	the risk of shutdown in countries where Journey relies, or may rely, on CMOs to provide commercial manufacture of our products, clinical batch manufacturing of our product candidates, including DFD-29, clinical trial enrollment, or the procurement of active pharmaceutical ingredients or other manufacturing components for Journey’s products or product candidates, which may cause delays or shortages in Journey’s product supply and/or the timing of any our clinical trials;
●	the risk that the COVID-19 pandemic may intensify other risks inherent in our business; and
●	the possibility that third parties on which we rely for certain functions and services, including CMOs, suppliers, distributors, logistics providers, and external business partners, may be adversely impacted by restrictions resulting from COVID-19, which could cause us to experience delays or incur additional costs.

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

Almost all of the 107.0 million outstanding shares of our Common Stock, inclusive of outstanding equity awards, as of December 31, 2021, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statement on Form S-3, from time to time we may issue and sell shares of our Common Stock or Preferred Stock having an aggregate offering price of up to $17.4 million as of December 31, 2021. Any sale of a substantial number of shares of our Common Stock or our Preferred Stock could cause a drop in the trading price of our Common Stock or Preferred Stock on the Nasdaq Stock Market.

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

We may, from time to time, carry net operating loss carryforwards (“NOLs”) as deferred tax assets on our balance sheet.  Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage- point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use all of its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which changes are outside our control. As a result, our ability to use our pre-change NOLs and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

We have never paid and currently do not intend to pay cash dividends in the near future, except for the dividend we pay on our Series A Cumulative Redeemable Perpetual Preferred Stock. As a result, capital appreciation, if any, will be the sole source of gain for our Common Stockholders.

We have never paid cash dividends on our Common Stock, or made stock dividends, except for the dividend we pay on shares of our Series A Cumulative Redeemable Perpetual Preferred Stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our businesses, and retain our stock positions. In addition, the terms of existing and future debt agreements may preclude us from paying cash or stock dividends. Equally, each of our partners is governed by its own board of directors with individual governance and decision-making regimes and mandates to oversee such entities in accordance with their respective fiduciary duties. As a result, we alone cannot determine the acts that could maximize value to you of such partners in which we maintain ownership positions, such as declaring cash or stock dividends. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for our Common Stockholders for the foreseeable future.

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

Journey

Journey’s executive offices are located at 9237 E Via de Ventura Blvd. Suite 105, Scottsdale, AZ 85258. Journey does not own any real property.

In June 2017, Journey extended its lease for 2,295 square feet of office space in Scottsdale, AZ by one year, at an average annual rent of approximately $55,000. Journey originally took occupancy of this space in November 2014.

In August 2018, Journey amended their lease and entered into a new two-year extension for 3,681 square feet of office space in a larger suite at the same location in Scottsdale, AZ at an annual rate of approximately $0.1 million. The term of this amended lease commenced on December 1, 2018 and expired on November 30, 2020. In August 2020, Journey entered into a third amendment to their lease and agreed to a new 25-month extension of the same office space in Scottsdale, AZ at an average annual rent of $0.1 million.  The term of this third lease amendment commenced on December 1, 2020 and will expire on December 31, 2022.

Mustang

On October 27, 2017, Mustang entered into a lease agreement with WCS – 377 Plantation Street, Inc., a Massachusetts nonprofit corporation. Pursuant to the terms of the lease agreement, we agreed to lease 27,043 square feet from the landlord, located at 377 Plantation Street in Worcester, MA (the “Facility”), through November 2026, subject to additional extensions at the Company’s option. Base rent, net of abatements of $0.6 million over the lease term, totals approximately $3.6 million, on a triple-net basis.

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

We believe that our and our partners’ existing facilities are adequate to support our current requirements. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis.”

Item 3.    Legal Proceedings

Qbrexza

On March 31, 2021, Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”), and the transaction closed on May 14, 2021. Pursuant to the terms of the agreement, Journey acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon closing of the Qbrexza purchase, Journey became substituted for Dermira as the plaintiff in, and is currently vigorously litigating, U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Perrigo Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) (N/K/A Padagis Israel Pharmaceuticals Ltd.) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that Journey acquired pursuant to the Qbrexza APA. The Perrigo Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Perrigo Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

On March 4, 2022, Journey filed a complaint against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. in the U.S. District Court of Delaware (the “Teva Patent Litigation”) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that were acquired pursuant to the Qbrexza APA. The Teva Patent Litigation was initiated following the submission by Teva, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Teva is subject to a 30-month stay preventing it from selling a generic version. The stay should expire no earlier than August 8, 2024. Trial in the Teva Patent Litigation has not yet been scheduled. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

Amzeeq

Upon completion of the Acquisition, Journey became substituted for VYNE as the plaintiff in U.S. patent litigation commenced by VYNE on August 9, 2021 in the U.S. District Court of Delaware (the “Padagis Patent Litigation”) against Padagis Israel Pharmaceuticals Ltd. (F/K/A Perrigo Israel Pharmaceuticals Ltd.) (“Padagis”) alleging infringement of certain patents covering Amzeeq® (the “Amzeeq® Patents”), which are included among the proprietary rights to Amzeeq® that were acquired pursuant to the APA. The Padagis Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (the “ANDA”). The ANDA seeks approval to market a generic version of Amzeeq® prior to the expiration of the Amzeeq® Patents and alleges that the Amzeeq® Patents are invalid. Padagis is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on December 30, 2023. Journey is seeking, among other relief, an order that the effective date of any United States Food and Drug Administration approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Trial in the Padagis Patent Litigation is scheduled for July 10, 2023. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. To our knowledge, there are no other legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Holders of Record

As of March 18, 2022, there were approximately 475 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never paid cash dividends on our Common Stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.  Dividends on Series A Cumulative Redeemable Perpetual Preferred Stock accrue daily and are cumulative from, and including, the date of original issue and are payable monthly at the rate of 9.375% per annum of its liquidation preference, which is equivalent to $2.34375 per annum per share.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities

None.

Item 6.    Reserved

Reserved.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-K. We undertake no obligation to update any forward-looking statements in the discussion of our financial condition and results of operations to reflect events or circumstances after the date of this report or to reflect actual outcomes

We are a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at our majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Through our partner companies, we have executed arrangements with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, Mayo Foundation for Medical Education and Research, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

Our partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates include Aevitas Therapeutics, Inc. (“Aevitas”), Baergic Bio, Inc. (“Baergic”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”), Oncogenuity, Inc. (“Oncogenuity”) and UR-1 Therapeutics, Inc. (“UR-1”).

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, we leverage our business, scientific, regulatory, legal and finance expertise to help our partners achieve their goals. Our partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings; to date, four partner companies are publicly-traded, and two have entered into strategic partnerships with industry leaders AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”). On October 5, 2021, AstraZeneca purchased 100% of our partner company Caelum for approximately $150 million upfront and up to $350 million in contingent regulatory and sales milestone payments.

Recent Events

Marketed Dermatology Products

●	In 2021, Journey’s marketed products generated net revenue of $63.1 million, compared to net revenue of $44.5 million in 2020.
●	Journey currently has 70 field sales representatives dedicated to their dermatology product portfolio.
●	In May 2021, JMC acquired Qbrexza® (Rapifort® Wipes 2.5%) for the treatment of primary axillary hyperhidrosis, from Dermira, Inc., a wholly owned subsidiary of Eli Lilly and Company (“Dermira”).
●	In March 2021, JMC launched Accutane® (isotretinoin) for the treatment of recalcitrant nodular acne.
●	In January 2022, JMC acquired Amzeeq (minocycline) topical foam, 4%, and Zilxi (minocycline) topical foam, 1.5%, two U.S Food and Drug (“FDA”) - Approved Topical Minocycline Products and Molecule Stabilizing Technology (MST)™ from VYNE Therapeutics, Inc., which expands Journey’s product portfolio to seven actively marketed branded dermatology products.

Late Stage Product Candidates

DFD-29

●	In June 2021, Journey entered into an agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”) for the development of DFD-29, a modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea. JMC and DRL intend to conduct two Phase 3 clinical trials to assess the efficacy, safety and tolerability of DFD-29 as a treatment for rosacea for regulatory approval. JMC expects the first patient to be dosed in the first quarter of 2022.

CUTX-101 (Copper Histidinate injection for Menkes Disease)

●	In February 2021, our partner company, Cyprium, and Sentynl signed a Development and Asset Purchase Agreement for CUTX-101 for the treatment of Menkes disease. Under the terms of the agreement, Cyprium received $8 million upfront to fund the development of CUTX-101 and could receive up to $12 million in regulatory milestone payments through NDA approval, and is eligible to receive sales milestones plus royalties. Royalties start from mid-single digits, scaling up to 25% on sales exceeding $100 million annually. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at the New Drug Application (“NDA”) approval for CUTX-101. Cyprium is responsible for the development of CUTX-101 through approval of the NDA by the FDA, and Sentynl will be responsible for commercialization of CUTX-101, as well as progressing newborn screening activities.
●	In October 2021, Cyprium announced positive results from an efficacy and safety analysis of data integrated from two completed pivotal studies in patients with Menkes disease treated with CUTX-101, copper histidinate (CuHis). These data were presented as a virtual poster at the 2021 American Academy of Pediatrics National Conference & Exhibition.
●	In December 2021, Cyprium initiated the rolling submission of a NDA to the FDA for CUTX-101. Cyprium intends to complete the rolling submission of the NDA for CUTX-101 in mid-2022.
●	CUTX-101 was sourced by Fortress and is currently in development at our partner company, Cyprium Therapeutics, Inc.

CAEL-101 (Light Chain Fibril-reactive Monoclonal Antibody for AL Amyloidosis)

●	There are two ongoing Phase 3 studies of CAEL-101 for AL amyloidosis.
●	In June 2021, Caelum announced that CAEL-101 clinical data were presented at EHA2021. The data, presented in two e-posters, strengthen the safety and tolerability profile of CAEL-101 to further support the dose selection for the ongoing Phase 3 study, and suggest possible cardiac and renal response.
●	Also in June 2021, the FDA granted Fast Track designation to CAEL-101 for the treatment of light chain AL amyloidosis.
●	CAEL-101 was sourced by Fortress in 2017 and was developed by Caelum until it was acquired by AstraZeneca plc (“AstraZeneca”) on October 5, 2021. AstraZeneca acquired Caelum for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress, net of the ten percent, 24-month escrow holdback amount and other miscellaneous transaction expenses. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $350 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all proceeds of the transaction, totaling up to approximately $212 million.

Cosibelimab (Anti-PD-L1 mAb for CSCC and NSCLC)

●	In January 2022, Checkpoint announced positive topline results from its registration-enabling clinical trial evaluating the safety and efficacy of our anti-PD-L1 antibody, cosibelimab, administered as a fixed dose of 800 mg every two weeks in patients with metastatic cutaneous squamous cell carcinoma (“CSCC”). The study met its primary endpoint, with cosibelimab demonstrating a confirmed objective response rate (“ORR”) of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using Response Evaluation Criteria in Solid Tumors version 1.1 (“RECIST 1.1”) criteria. Checkpoint intends to submit a Biologics License Application (“BLA”) for cosibelimab in late 2022, followed thereafter by a Marketing Authorization Application (“MAA”) submission in Europe and additional potential submissions in markets worldwide.
●	In December 2021, Checkpoint announced the initiation of the CONTERNO study, a global, open-label, multi-center, randomized Phase 3 trial of cosibelimab in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with non-squamous non-small cell lung cancer (“NSCLC”).
●	Cosibelimab was sourced by Fortress and is currently in development at our partner company, Checkpoint.

MB-107 and MB-207 (Ex vivo Lentiviral Therapies for X-linked Severe Combined Immunodeficiency (XSCID))

●	In February 2021, Mustang announced encouraging MB-107 and MB-207 clinical updates from our investigator-IND X-linked severe combined immunodeficiency (“XSCID”) trials, as well as additional consistent safety and efficacy data.
●	In August 2021, Mustang announced that the European Medicines Agency (“EMA”) granted Priority Medicines (“PRIME”) designation to MB-107, a lentiviral gene therapy for the treatment of XSCID in newly diagnosed infants.
●	In the third quarter of 2022, Mustang expects to enroll the first patient in a pivotal multicenter Phase 2 clinical trial under Mustang Bio’s IND to evaluate MB-107, a lentiviral gene therapy for the treatment of infants under the age of two with XSCID. We also expect to receive guidance from the FDA regarding the CMC hold on our IND application for our pivotal multicenter Phase 2 clinical trial of MB-207, a lentiviral gene therapy for the treatment of patients with XSCID who have been previously treated with a hematopoietic stem cell transplantation (“HSCT”) and for whom re-treatment is indicated.
●	MB-107 and MB-207 were sourced by Fortress and are currently in development at our partner company, Mustang Bio.

Olafertinib (formerly CK-101, a third-generation epidermal growth factor receptor (“EGFR”) inhibitor)

●	During the second quarter of 2021, Checkpoint had productive interactions with the FDA regarding our development program for olafertinib (formerly CK-101), our third-generation epidermal growth factor receptors (“EGFR”) inhibitor being evaluated by our partner in an ongoing double-blind, randomized Phase 3 study in China. We intend to utilize the Phase 3 study, if successful, to support an NDA submission for olafertinib as a potential first-line treatment for patients with NSCLC whose tumors have certain types of EGFR mutations.
●	Olafertinib was sourced by Fortress and is currently in development at our partner company, Checkpoint.

Triplex (Cytomegalovirus (“CMV”) vaccine)

●	In December 2021, we announced that a Phase 2 double-blind, randomized, placebo-controlled clinical trial was initiated to evaluate the safety and efficacy of Triplex, a cytomegalovirus (“CMV”) vaccine, in eliciting a CMV-specific immune response and reducing CMV replication in people living with HIV. The trial is being conducted by the AIDS Clinical Trials Group and is funded by the National Institute of Allergy and Infectious Disease, part of the National Institutes of Health.
●	Triplex was sourced by Fortress and is currently in development at our partner company, Helocyte, Inc.

Early Stage Product Candidates

Dotinurad (Urate Transporter (URAT1) Inhibitor)

●	In May 2021, we announced an exclusive license agreement with Fuji Yakuhin Co. Ltd. (“Fuji”) to develop Dotinurad in North America and Europe. Dotinurad is a potential best-in-class urate transporter (“URAT1”) inhibitor for gout and possibly other hyperuricemic indications including chronic kidney disease (“CKD”) and heart failure. Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials.
●	In December 2021, we filed an Investigational New Drug Application (“IND”) with the FDA. We expect to initiate a Phase 1 clinical trial to evaluate Dotinurad for the treatment of gout in the first half of 2022.
●	Dotinurad was sourced by Fortress and is currently in development at our partner company, UR-1 Therapeutics.

MB-102 (CD123-targeted CAR T cell therapy)

●	In October 2020, Mustang announced that the first patient was dosed in a Mustang-sponsored, open-label, multicenter Phase 1/2 clinical trial to evaluate the safety and efficacy of MB-102 (CD123-targeted CAR T cell therapy) in patients with relapsed or refractory blastic plasmacytoid dendritic cell neoplasm (“BPDCN”).

MB-101 (IL13Rα2-targeted CAR T cell therapy)

●	In October 2021, Christine Brown, Ph.D., Deputy Director, T Cell Therapeutics Research Laboratory and The Heritage Provider Network Professor in Immunotherapy at City of Hope, presented updated Phase 1 clinical data regarding MB-101 (IL13Rα2‐targeted CAR T cells) for the treatment of glioblastoma at two scientific conferences, the First Annual Conference on CNS Clinical Trials, co-sponsored by the Society for Neuro-Oncology and American Society of Clinical Oncology and the American Association for Cancer Research Virtual Special Conference: Brain Cancer.
●	In May 2021, we announced that the first patient has been dosed at City of Hope in a clinical trial to establish the safety and feasibility of administering MB-101 (autologous IL13Rα2-targeted CAR T cells) to patients with leptomeningeal brain tumors (e.g., glioblastoma, ependymoma or medulloblastoma).
●	MB-101 was sourced by Fortress and is currently in development at our partner company, Mustang Bio.

MB-105 (PSCA-targeted CAR T cell therapy)

●	In February 2022, Phase 1 data on MB-105, a PSCA-targeted CAR T administered systemically to patients with PSCA-positive metastatic castration-resistant prostate cancer (mCRPC), were presented by City of Hope at the 2022 American Society of Clinical Oncology Genitourinary Cancers Symposium.
●	MB-105 was sourced by Fortress and is currently in development at our partner company, Mustang Bio.

MB-106 (CD20-targeted CAR T cell therapy)

●	In May 2021, we announced that the FDA approved Mustang Bio Inc.’s (“Mustang Bio”) Investigational New Drug (“IND”) application to initiate a multicenter Phase 1/2 clinical trial investigating the safety and efficacy of MB-106, a CD20-targeted CAR T for relapsed or refractory B-cell non-Hodgkin lymphomas (“NHL”) and chronic lymphocytic leukemia (“CLL”). We intend to dose the first patient in the second quarter of this year.
●	In June 2021, we announced that MB-106 CD20-targeted CAR T data were presented at EHA2021. Dr. Mazyar Shadman of Fred Hutchinson Cancer Research Center presented updated interim data from the ongoing Phase 1/2 clinical trial for B-NHL and CLL, which showed a favorable safety profile and compelling clinical activity, with a 93% overall response rate and 67% complete response rate in patients treated with the modified cell manufacturing process.
●	In November 2021, we announced that Mustang Bio was awarded a grant of approximately $2 million from NCI of the National Institutes of Health. This two-year grant will partially fund the Mustang-sponsored Phase 1, multicenter trial to assess the safety, tolerability and efficacy of MB-106, a CD20-targeted, autologous CAR T cell therapy for patients with relapsed or refractory B-cell NHL or CLL.
●	In December 2021, we announced MB-106 data presented at ASH2021. Dr. Mazyar Shadman of Fred Hutchinson Cancer Research Center presented updated interim data showing a 95% overall response rate, 65% complete response rate and favorable safety profile from the ongoing Phase 1/2 clinical trial for NHL and CLL.
●	In January 2022, we announced that interim Phase 1/2 data on MB-106, a CD20-targeted, autologous CAR T cell therapy for patients with relapsed or refractory B-cell NHL and CLL, have been selected for a poster presentation at the 2022 Tandem Meetings I Transplantation & Cellular Therapy Meetings of the American Society of Transplantation and Cellular Therapy and Center for International Blood & Marrow Transplant Research, rescheduled to take place in April 2022 in Salt Lake City, Utah.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang Bio.

MB-108 (HSV-1 Oncolytic Virus C134)

●	In October 2020, the Phase 1 trial of MB-108 at the University of Alabama at Birmingham was put on hold due to toxicity at the highest dose level; following dose reduction, no further dose-limiting toxicities have been observed.

Novel CAR T Technology

●	In August 2021, we announced an exclusive license agreement with Mayo Foundation for Medical Education and Research (“Mayo Clinic”) for a novel technology that may be able to transform the administration of chimeric antigen receptor engineered T cell (“CAR T”) therapies and has the potential to be used as an off-the shelf therapy. Successful implementation may lead to an off-the-shelf product with no need to isolate and expand patient T cells ex vivo.
●	Preclinical proof-of-concept has been established, and the ongoing development of this technology will take place at Mayo Clinic. Mustang plans to file an IND application for a multicenter Phase 1 clinical trial once a lead construct has been identified.
●	The novel CAR T technology was sourced by Fortress and is currently in development at our partner company, Mustang Bio.

MB-110 Ex Vivo Lentiviral Gene Therapy for RAG1 Severe Combined Immunodeficiency (“RAG1-SCID”)

●	In November 2021, we announced the execution of an exclusive license agreement with Leiden University Medical Centre (“LUMC”) for a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1-SCID. The therapy, which includes low-dose conditioning prior to reinfusion of the patients’ own gene-modified blood stem cells, is currently being evaluated in a Phase 1/2 multicenter clinical trial in Europe. This therapy was developed in the laboratory of Frank J. Staal, Ph.D., professor of Molecular Stem Cell biology and co-director of the LUMC Flow Cytometry Core Facility. The ongoing clinical trial recently enrolled its first patient, and additional clinical sites plan to onboard in the near future. The RAG1-SCID program has been granted Orphan Drug Designation by the European Medicines Agency.
●	The ex vivo lentiviral gene therapy was sourced by Fortress and is currently in development at our partner company, Mustang Bio.

ONCOlogues (proprietary platform technology using PNA oligonucleotides)

●	In May 2020, Oncogenuity entered into an exclusive worldwide licensing agreement with Columbia University to develop novel oligonucleotides for the treatment of genetically driven cancers. The proprietary platform produces oligomers, known as “ONCOlogues,” which are capable of binding gene sequences 1,000 times more effectively than complementary native DNA.
●	ONCOlogues invade a DNA double helix and displace native mutated strands. This may prevent the mRNA that antisense binds to from ever being created. It is active higher upstream than traditional antisense approaches, as well as potentially more potent and broader in its utility.
●	In addition, Oncogenuity is exploring the potential of the platform to treat novel coronaviruses, such as COVID-19.

General Corporate

●	On November 16, 2021, Journey completed an initial public offering (“IPO”) of its common stock, in which Journey sold 3,520,000 common shares at $10.00 per share, resulting in net proceeds of approximately $30.6 million after deducting underwriting discounts and other offering costs. Journey’s common stock trades on the Nasdaq Capital Market under the ticker symbol “DERM.”
●	In November 2021, through an underwritten public offering, Avenue sold 2,238,805 shares of its common stock at a price of $1.34 per share resulting in net proceeds of $2.6 million. In addition, in December 2021, through an underwritten public offering, Avenue sold 1,910,100 shares of its common stock at a price of $1.07 per share resulting in net proceeds of $1.8 million.
●	In September 2021, Journey was the victim of a business e-mail compromise cybersecurity incident affecting its accounts payable function, which led to the misdirection of approximately $9.5 million in wire transfers to apparently fraudulent accounts. The details of the incident and its origin are under investigation with the assistance of third-party cybersecurity experts, working at the direction of legal counsel. The incident does not appear to have compromised any personally identifiable information or protected health information. The matter has been reported to the Federal Bureau of Investigation. As the controlling stockholder of Journey and as its supporting partner in its back-office functions, Fortress provided Journey with $9.5 million to ensure Journey’s accounts payable operations continue to function smoothly and was converted into 954,013 shares of Journey common stock at the IPO price.
●	In July 2021, JMC privately offered and issued 758,680 shares of its Class A Preferred Stock at a price of $25.00 per share, for gross proceeds of $19.0 million (the “JMC Class A Preferred Offering”). In connection with the closing of its’ IPO, JMC issued 2,231,346 shares of common stock resulting from the conversion of all of its’ Class A Preferred Stock.
●	In April 2021, JMC entered into an agreement with East West Bank (“EWB”) in which EWB provided a $7.5 million working capital line of credit. In January 2022 the line of credit was increased to $30.0 million.

Subsequent Events

Acquisition of new marketed products

●	In January 2022, Journey acquired AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, two FDA-Approved Topical Minocycline Products and Molecule Stabilizing Technology (MST)™ from VYNE Therapeutics, Inc. (“VYNE”) which expands their product portfolio to seven actively marketed branded dermatology products.

Regulatory milestone

●	On February 11, 2022 Journey announced, QBREXZA® (Rapifort® Wipes 2.5%), received manufacturing and marketing approval in Japan, triggering a net $2.5 million milestone payment to us. The net payment reflects a milestone payment of $10 million to Journey from their exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), offset by a $7.5 million payment to Dermira, pursuant to the terms of the Asset Purchase Agreement between Journey and Dermira.

Critical Accounting Policies and Use of Estimates

The Company’s consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, provisions for product returns, coupons, rebates, chargebacks, discounts, allowances and distribution fees paid by Journey to certain wholesalers, inventory realization, useful lives assigned to long-lived assets and amortizable intangible assets, fair value of stock options and warrants, stock-based compensation, common stock issued to acquire licenses, investments, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, coupons, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business. Coupon and trade-related discounts, however, can have a significant impact on year-over-year individual product revenue growth trends. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. The potential of our estimates to vary (sensitivity) differs by program, product, type of customer and geographic location. However, estimates associated with U.S. Medicare, Medicaid and performance-based contract rebates are most at risk for material adjustment because of the time delay.

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

Asset Impairments

We review all of our long-lived assets for impairment indicators throughout the year. We perform impairment testing for intangible assets at least annually and for all other long-lived assets whenever impairment indicators are present. When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. Our impairment review processes are described in Note 2.

Examples of events or circumstances that may be indicative of impairment include:

•A significant adverse change in legal factors or in the business climate that could affect the value of the asset. For example, a successful challenge of our patent rights would likely result in generic competition earlier than expected.

•A significant adverse change in the extent or manner in which an asset is used such as a restriction imposed by the FDA or other regulatory authorities that could affect our ability to manufacture or sell a product.

•An expectation of losses or reduced profits associated with an asset. This could result, for example, from a change in a government reimbursement program that results in an inability to sustain projected product revenues and profitability. This also could result from the introduction of a competitor’s product that impacts projected revenue growth, as well as the lack of acceptance of a product by patients, physicians and payers.

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

The Company recorded the related issue costs and value ascribed to the warrants as a debt discount of the Oaktree Note. The discount is being amortized utilizing the effective interest method over the term of the Oaktree Note, which is approximately 16.08% at December 31, 2021.

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

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use.

Accrued Research and Development Expense

We record accruals for estimated costs of research, preclinical, clinical and manufacturing development within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust accrued expenses or prepaid expenses accordingly, which impact research and development expenses. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeitures, which are recorded upon occurrence. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.  As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available. Our unrecognized tax benefits, if recognized, would not have an impact on our effective tax rate assuming we continue to maintain a full valuation allowance position. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2021 and 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K , have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our consolidated financial statements located in “Part IV, Item 15., Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.

Results of Operations

General

For the year ended December 31, 2021 we generated $68.8 million of net revenue, of which $63.1 million relates to the sale of Journey branded and generic products, $5.4 million relates to Cyprium’s collaboration revenue with Sentynl, and $0.3 million of revenue relates to Checkpoint’s collaborative agreements with TGTX, a related party. For the year ended December 31, 2020 we generated $45.6 million of net revenue, of which $44.5 million relates to the sale of Journey branded and generic products and $1.1 million relates to Checkpoint’s collaborative agreements with TGTX. At December 31, 2021, we had an accumulated deficit of $547.5 million primarily as a result of research and development expenses, purchases of in-process research and development and selling, general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our current non-marketed product candidates are at various stages of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

We had $32.1 million and $14.6 million of costs of goods sold in connection with the sale of JMC branded and generic products for the years ended December 31, 2021 and 2020, respectively.

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

For the years ended December 31, 2021 and 2020, research and development expenses were approximately $113.2 million and $61.3 million, respectively. Additionally, during the years ended December 31, 2021 and 2020, we expensed approximately $15.6 million and $2.8 million, respectively, in costs related to the acquisition of licenses.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,		% of total
($ in thousands)	2021	2020	2021	2020
Research & Development
Fortress	$2,593	$1,725	2%	3%
Partner Companies:
Avenue	1,255	2,866	1%	5%
Checkpoint	41,855	11,734	37%	19%
JMC	2,739	—	2%	—%
Mustang	49,631	36,987	44%	60%
Other[1]	15,167	7,963	14%	13%
Total Research & Development Expense	$113,240	$61,275	100%	100%

Note 1: Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

Noncash, stock-based compensation expense included in research and development for the years ended December 31, 2021 and 2020, was $4.3 million and $3.2 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the years ended December 31, 2021 and 2020, selling, general and administrative expenses were $86.8 million and $61.2 million, respectively. Stock based compensation expense included in selling, general and administrative expenses in 2021 and 2020 was $15.2 million and $10.3 million, respectively.

The table below provides a summary by entity of selling, general and administrative expenses for the years ended December 31, 2021 and 2020, respectively:

	Year Ended
	December 31,		% of Total
($ in thousands)	2021	2020	2021	2020
Selling, General & Administrative
Fortress	$26,062	$21,350	30%	35%
Partner Companies:
Avenue	2,484	2,347	3%	4%
Checkpoint	7,006	6,517	8%	11%
JMC[1]	39,895	22,100	46%	36%
Mustang	8,866	6,810	10%	11%
Other[2]	2,530	2,042	3%	3%
Total Selling, General & Administrative Expense	$86,843	$61,166	100%	100%

Note 1: Includes field sales force costs for the year ended December 31, 2021 and 2020 of $16.0 million and $10.4 million, respectively. During the course of 2021, JMC expanded their field sales force to accommodate their increased product portfolio.

Note 2: Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

Comparison of Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Revenue
Product revenue, net	$63,134	$44,531	$18,603	42%
Collaboration revenue	5,389	—	5,389	100%
Revenue – related party	268	1,068	(800)	(75)%
Net revenue	68,791	45,599	23,192	51%

Operating expenses
Cost of goods sold – product revenue	32,084	14,594	17,490	120%
Research and development	113,240	61,275	51,965	85%
Research and development – licenses acquired	15,625	2,834	12,791	451%
Selling, general and administrative	86,843	61,166	25,677	42%
Wire transfer fraud loss	9,540	—	9,540	100%
Total operating expenses	257,332	139,869	117,463	84%
Loss from operations	(188,541)	(94,270)	(94,271)	100%

Other income (expense)
Interest income	649	1,518	(869)	(57)%
Interest expense and financing fee	(15,308)	(15,326)	18	0%
Change in fair value of investments	39,294	6,418	32,876	512%
Change in fair value of derivative liability	(447)	(1,189)	742	(62)%
Total other income (expense)	24,188	(8,579)	32,767	(382)%
Loss before income tax expense	(164,353)	(102,849)	(61,504)	60%

Income tax expense	473	136	337	248%
Net loss	(164,826)	(102,985)	(61,841)	60%

Less: net loss attributable to non-controlling interest	100,123	56,459	43,664	77%
Net loss attributable to common stockholders	$(64,703)	$(46,526)	$(18,177)	39%

For the year ended December 31, 2021, the net increase in revenue of $23.2 million or 51% is due to Journey’s expanded product portfolio, which resulted in a net product revenue increase of $18.6 million, and the increase in collaboration revenue of $5.4 million due to Cyprium’s agreement with Sentynl, offset by a decrease in revenue from a related party of $0.8 million due to a non-recurring milestone achievement.  Journey’s increased net product revenues are a result of the expansion of Journey’s marketed products, with Accutane launched in the first quarter of 2021 and Qbrexza introduced in the second quarter of 2021, offset slightly by a decrease in net sales of Journey’s legacy products.

Cost of goods sold increased by $17.5 million or 120% in 2021 due to increased revenue as well as the step-up charge of approximately $6.5 million resulting from the fair value accounting adjustment for the Qbrexza acquired inventory as part of the asset purchase in the second quarter of 2021, which required that the Qbrexza inventory be recorded at fair value.  Also contributing to this increase is the increase in royalty expense, primarily related to the terms of the Qbrexza agreement.

Research and development expenses increased $52.0 million, or 85%, from the year ended December 31, 2020 to the year ended December 31, 2021. The following table shows research and development spending for Fortress and each partner company:

	Year Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Research & Development
Stock-based compensation
Fortress	$1,152	$808	$344	43%
Partner Companies:
Avenue	172	274	(102)	(37)%
Checkpoint	684	617	67	11%
Mustang	2,278	1,437	841	59%
Other[1]	21	36	(15)	(42)%
Sub-total stock-based compensation expense	4,307	3,172	1,135	36%
Other Research & Development
Fortress	1,441	917	524	57%
Partner Companies:
Avenue	1,083	2,592	(1,509)	(58)%
Checkpoint	41,171	11,117	30,054	270%
JMC	2,739	—	2,739	100%
Mustang	47,353	35,550	11,803	33%
Other[1]	15,146	7,927	7,219	91%
Total Research & Development Expense	$113,240	$61,275	$51,965	85%

Note 1: Includes the following partner company: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

The increase in stock-based compensation at both Fortress and Mustang is due to new equity grants to key employees and consultants in 2021, while the decrease in Avenue’s stock-based compensation is due to the effect of fully vested equity grants to key employees and consultants.

The increase in Fortress research and development spending is due to the increased research and development headcount in 2021 as compared to 2020. Avenue’s decrease in research and development spending is attributable to the decrease in costs of $1.5 million associated with the NDA submission that incurred in 2020.  Checkpoint’s increase in research and development spending is attributable to the increased clinical costs associated with their product candidates of $6.3 million, as well as increased manufacturing costs of $15.3 million as Checkpoint prepares for a Biologic License Application (“BLA”) submission for cosibelimab. Mustang’s increase in research and development spending is attributable to increased employee compensation costs of $4.5 million as research and development headcount is increased to support clinical program development, increased lentiviral vector manufacturing costs of $3.9 million to support Mustang-sponsored clinical trials, and increased sponsored research and clinical trial costs for several programs, including XSCID. The increase in “Other” is attributable to costs incurred by Cyprium for its rolling NDA submission for CUTX-101 and UR-1 for the milestone due Fuji per the license agreement for Dotinurad.

Selling, general and administrative expenses increased $25.7 million, or 42%, from the year ended December 31, 2020 to the year ended December 31, 2021. The following table shows selling, general and administrative spending for Fortress and by each partner company:

	Year Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$8,897	$5,976	$2,921	49%
Partner Companies:
Avenue	270	436	(166)	(38)%
Checkpoint	2,453	2,163	290	13%
JMC	2,466	153	2,313	1512%
Mustang	1,030	1,550	(520)	(34)%
Other[2]	63	1	62	6200%
Sub-total stock-based compensation expense	15,179	10,279	4,900	48%
Other Selling, General & Administrative
Fortress	17,165	15,374	1,791	12%
Partner Companies:
Avenue	2,214	1,911	303	16%
Checkpoint	4,553	4,354	199	5%
JMC[1]	37,429	21,947	15,482	71%
Mustang	7,836	5,260	2,576	49%
Other[2]	2,467	2,041	426	21%
Total Selling, General & Administrative Expense	$86,843	$61,166	$25,677	42%

Note 1: Includes field sales force costs for the year ended December 31, 2021 and 2020 of $16.0 million and $10.4 million, respectively. During the course of 2021, JMC expanded their field sales force to accommodate their increased product portfolio.

Note 2: Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

The increase in stock-based compensation at Fortress is due to new equity grants to key employees and consultants in 2021, while the increase in Journey’s stock-based compensation is due to the vesting of restricted stock units in connection with the Journey IPO on November 16, 2021, as well as new employee grants.

For the year ended December 31, 2021, the increase in selling, general and administrative expenses of $25.7 million or 42% is primarily attributable to the expansion of Journey’s salesforce as well as increased marketing expense related to Journey’s expanded product portfolio.  Journey also increased headcount and other supporting services related to being a public company. Mustang’s increase is due to increased headcount costs offset by a decrease in legal and professional fees, consulting fees, and state taxes.

For the year ended December 31, 2021, wire fraud related costs totaled approximately $9.5 million. These costs were attributable to funds erroneously wired to fraudulent accounts as a result of a sophisticated business email compromise fraud scheme. Any insurance proceeds will be recorded when considered probable.

Total other income (expense) changed $32.8 million, or 382%, from expense of $8.6 million for the year ended December 31, 2020 to income of $24.2 million for the year ended December 31, 2021, primarily due to the $39.3 million gain on the fair value of Caelum recognized in 2021 offset by $15.3 million in interest expense and financing fees due to Journey’s interest and financing costs related to its convertible preferred stock offering and the interest expense associated with the credit facility with Oaktree Fund Administration, LLC.

Net loss attributable to non-controlling interests decreased $43.7 million, or 77%, from the year ended December 31, 2020 to the year ended December 31, 2021. This increase reflects the partner companies’ share of net loss.  Net loss attributable to common  stockholders increased $18.2 million or 39%, from a net loss of $46.5 million for the year ended December 31, 2020 to a net loss of $64.7 million for the year ended December 31, 2021.

Liquidity and Capital Resources

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Year Ended December 31, 2021
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(30,636)	$(3,750)	$(26,306)	$(2,181)	$(53,667)	$(116,540)
Investing activities	55,880	—	—	(10,000)	(5,366)	40,514
Financing activities	(19,519)	4,381	40,269	53,016	70,847	148,994
Net increase in cash and cash equivalents and restricted cash	$5,725	$631	$13,963	$40,835	$11,814	$72,968

	For the Year Ended December 31, 2020
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(30,331)	$(4,613)	$(16,551)	$5,132	$(37,319)	$(83,682)
Investing activities	(552)	(1,000)	—	(1,200)	(4,412)	(7,164)
Financing activities	63,529	—	31,246	(487)	78,122	172,410
Net increase in cash and cash equivalents and restricted cash	$32,646	$(5,613)	$14,695	$3,445	$36,391	$81,564

Note 1: Includes Fortress and non-public subsidiaries.

	For the Year Ended December 31,
($ in thousands)	2021	2020	Change
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(116,540)	$(83,682)	$(32,858)
Investing activities	40,514	(7,164)	47,678
Financing activities	148,994	172,410	(23,416)
Net increase in cash and cash equivalents and restricted cash	$72,968	$81,564	$(8,596)

Operating Activities

Net cash used in operating activities increased $32.9 million from the year ended December 31, 2020 to the year ended December 31, 2021. The increase is primarily due to the increase in net loss of $61.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, with the increases in cash used by accounts payable and accrued expenses of $36.8 million, accounts receivable of $6.6 million, and deferred revenue of $2.6 million as compared to the year ended December 31, 2020.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020, of $7.2 million increased $47.7 million to net cash provided by investing activities of $40.5 million for the year ended December 31, 2021. The change is primarily due to cash provided by the proceeds from the sale of Caelum of $56.9 million received in 2021 related to AstraZeneca’s exercise of their purchase option, offset by the purchases of research and development licenses of $11.4 million and property and equipment of $4.6 million for the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities was $149.0 million for the year ended December 31, 2021, compared to $172.4 million of net cash provided by financing activities for the year ended December 31, 2020, a decrease of $23.4 million. The decrease is primarily due to the decrease of $39.1 million in net proceeds from the issuance of Series A Cumulative Redeemable Perpetual Preferred Stock, the decrease of $36.8 million in proceeds from the Company’s at-the-market offering, the decrease of $18.3 million in partner companies’ sale of stock, and the $60 million decrease in gross proceeds from the Oaktree Note.  Offsetting these decreases was the increase in proceeds from partner companies’ at-the-market offerings of $39.7 million, as well as $89.8 million of 2020 repayments of Fortress’ and partner company’s notes.

We fund our operations through cash on hand, the sale of debt, third-party financings, and the sale of partner companies. At December 31, 2021, we had cash and cash equivalents of $305.7 million of which $88.5 million relates to Fortress and the private partner companies, primarily funded by Fortress, $54.7 million relates to Checkpoint, $109.6 million relates to Mustang, $49.1 million relates to JMC and $3.8 million relates to Avenue. Restricted cash related to our leases is $2.2 million.

On July 23, 2021, the Company filed shelf registration statement 333-255185 on Form S-3, which was declared effective on July 30, 2021 (the “2021 Shelf”).  No securities have been drawn down under the 2021 Shelf.

On May 18, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective on May 26, 2020 (the "2020 Shelf"). In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement ("2020 Common ATM") governing potential sales of the Company's common stock. For the year ended December 31, 2021, the Company issued approximately 3.1 million shares of common stock, at an average price of $3.05 per share for net proceeds of $9.1 million.  Approximately $17.4 million of securities remain available for sale under the 2020 Shelf at December 31, 2021.

Journey’s common stock began trading on the Nasdaq Capital Market on November 12, 2021 under the ticker symbol “DERM.” On November 16, 2021, Journey completed an initial public offering (the “Journey IPO”) whereby it sold 3,520,000 shares of its common stock at a price of $10.00 per share for gross proceeds of $35.2 million, before deducting underwriting discounts and other offering costs of $4.6 million for net proceeds of $30.6 million.

In March 2021, Journey commenced an offering of 8% Cumulative Convertible Class A Preferred Stock (“Journey Preferred Offering”) in an aggregate minimum amount of $12.5 million and an aggregate maximum amount of $30.0 million. The Journey Preferred Offering terminated on July 18, 2021.  Journey issued an aggregate of 758,680 Cumulative Convertible Class A Preferred shares at a price of $25.00 per share, for gross proceeds of $19.0 million. Following the payment of placement agent fees of $1.9 million, and other expenses of $0.1 million, Journey received $17.0 million of net proceeds. As a result of the Journey IPO in November 2021, the Journey Preferred shares converted into 2,231,346 shares of Journey common stock.

In November 2020, Checkpoint filed a shelf registration statement on Form S-3 (the “Checkpoint 2020 S-3”), which was declared effective in December 2020. Under the Checkpoint 2020 S-3, Checkpoint may sell up to a total of $100 million of its securities. In connection with the Checkpoint 2020 S-3, Checkpoint entered into an ATM (the “Checkpoint 2020 ATM”) with the Agents relating to the sale of shares of Checkpoint’s common stock. Under the Checkpoint 2020 ATM, Checkpoint pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Checkpoint’s common stock. During the year ended December 31, 2021, Checkpoint sold a total of 11,899,983 shares of common stock under the Checkpoint 2020 ATM for aggregate total gross proceeds of approximately $41.3 million at an average selling price of $3.47 per share, resulting in net proceeds of approximately $40.4 million after deducting commissions and other transaction costs.

On April 23, 2021, Mustang filed shelf registration statement No. 333-255476 on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of December 31, 2021, $200 million of the Mustang 2021 S-3 remains available for sales of securities. On July 13, 2018, Mustang filed a shelf registration statement No. 333-226175 on Form S-3 , as amended on July 20, 2018 (the "2018 Mustang S-3"), which was declared effective in August 2018. Under the 2018 Mustang S-3, Mustang may sell up to a total of $75.0 million of its securities. In connection with the 2018 Mustang S-3, Mustang entered into an At-the-Market Issuance Sales Agreement (the "Mustang ATM") relating to the sale of shares of common stock. Under the Mustang ATM, Mustang pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. During the year ended December 31, 2021, the Company issued approximately 19.4 million shares of common stock at an average price of $3.70 per share for gross proceeds of $71.9 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $1.3 million for net proceeds of approximately $70.6 million.

In November 2021, Avenue, pursuant to an underwritten public offering, sold 2,238,805 shares of its common stock at a price of $1.34 per share for gross proceeds of approximately $3.0 million. After deducting underwriting discounts and commissions and other expenses, net proceeds to Avenue from this underwritten public offering were $2.6 million.

In December 2021, Avenue, pursuant to an underwritten public offering, sold 1,910,100 shares of its common stock at a price of $1.07 per share for gross proceeds of approximately $2.0 million. After deducting underwriting discounts and commissions and other expenses, net proceeds to Avenue from this underwritten public offering were $1.8 million.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2021, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Given the identification of the material weakness during September 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of the above incident, our management took immediate action to remediate the material weakness, including enhancing and formalizing cash disbursement controls to prevent and timely detect unauthorized cash disbursements and significantly enhancing our information technology infrastructure and security measures.   Subsequent to the breach, management has remediated our controls and as of December 31, and we believe this material weakness has been remediated.

Except for the remediation efforts described above taken to address the material weakness, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)Financial Statements.

The following financial statements are filed as part of this report:

(b) Exhibits.

Exhibit
Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10 (file No. 000-54463) filed with the SEC on July 15, 2011).

3.2

First Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10 (file No. 000-54463) filed with SEC on July 15, 2011).

3.3

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.7 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on October 31, 2013.

3.4

Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 14, 2014).

3.5

Third Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on April 27, 2015).

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 19, 2020).

3.7

Certificate of Amendment to the Certificate of Designations of Rights and Preferences of the Fortress Biotech, Inc. 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock under the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 19, 2020).

3.8

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated June 23, 2021, incorporated herein by reference to the Form 8-K filed on June 23, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 23, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10 (file No. 000-54463) filed with the SEC on July 15, 2011).

4.2

Certificate of Designation of Rights and Preferences 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 7, 2017).

4.3	Description of Securities of Fortress Biotech, Inc (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 31, 2021).

10.2	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10 (file No. 001-54463) filed with the SEC on July 15, 2011).#

10.3

Amended and Restated Consulting Agreement, entered into as of January 1, 2019, by and between the Registrant and Eric Rowinsky (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 18, 2019).#

10.4

Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10 (file No. 000-54463) filed with the SEC on August 24, 2011).

Exhibit
Number	Exhibit Title

10.5	Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Annex A of the Registrant’s Schedule 14A (file No. 001-35366) filed with the SEC on July 13, 2012). #

10.6

Restricted Stock Issuance Agreement, dated as of February 2, 2014, by and between the Registrant and Michael S. Weiss (incorporated by reference to Exhibit 10.55 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on February 26, 2014). #

10.7

Restricted Stock Issuance Agreement, dated as of December 19, 2013, by and between the Registrant and Michael S. Weiss (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 14, 2014).

10.8

Restricted Stock Issuance Agreement, dated as of December 19, 2013, by and between the Registrant and Lindsay A. Rosenwald, M.D (incorporated by reference to Exhibit 10.58 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 14, 2014).#

10.9

Form of Coronado Biosciences, Inc. 2013 Stock Incentive Plan Award Agreement (2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.60 of the Registrant’s Form S-8 (file No. 333-194588) filed with the SEC on March 14, 2014). #

10.10

Coronado Biosciences, Inc. Deferred Compensation Plan for Directors, dated March 12, 2015 (incorporated by reference to Exhibit 10.67 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on March 18, 2015). #

10.11	Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Registrant’s Schedule 14-A (file No. 001-35366) filed with the SEC on June 4, 2015). #

10.12

Restricted Stock Unit Award Agreement between Fortress Biotech, Inc. and George Avgerinos effective July 15, 2015 (incorporated by reference to Exhibit 10.70 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on July 17, 2015).#

10.13

Form of Common Stock Purchase Warrant in favor of National Securities Corporation (incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q (file No. 001-35366) filed with the SEC on May 10, 2017).

10.14

Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.38 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 12, 2017).

10.15

Fortress Biotech, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 12, 2017).

10.16

Stock Purchase and Merger Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc., InvaGen Pharmaceuticals Inc. and Madison Pharmaceuticals Inc (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 16, 2018).

10.17

Stockholders Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc., Avenue Therapeutics, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 16, 2018).

Exhibit
Number	Exhibit Title
10.18

Credit Agreement, dated as of November 12, 2018, by and between Avenue Therapeutics, Inc. and InvaGen Pharmaceuticals Inc (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 16, 2018).

10.19

Guaranty, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 16, 2018).

10.20

Voting and Support Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc., Avenue Therapeutics, Inc., Dr. Lucy Lu, M.D. and InvaGen Pharmaceuticals Inc (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 16, 2018).

10.21

Waiver Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc., Avenue Therapeutics, Inc. and InvaGen Pharmaceuticals Inc (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 16, 2018).

10.22

Restrictive Covenant Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 16, 2018).

10.23

Indemnification Agreement, dated as of November 12, 2018, by and between Fortress Biotech, Inc. and InvaGen Pharmaceuticals Inc (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 16, 2018).

10.24

Development, Option and Stock Purchase Agreement by and among Caelum Biosciences, Inc., Alexion Pharmaceuticals, Inc., Fortress Biotech, Inc., and the several shareholders of Caelum Biosciences, Inc., dated January 30, 2019 (incorporated by reference to the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on January 31, 2019).*

10.25

Amendment to the Fortress Biotech, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 19, 2020).#

10.26

Credit Agreement entered into by and among Fortress Biotech, Inc. the lenders from time to time party thereto, and Oaktree Fund administration, LLC on August 27, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (file No. 001-35366) filed with the SEC on November 9, 2020).

16.1

Letter from BDO USA, LLP to the Securities and Exchange Commission dated September 22, 2021, incorporated by reference to the Form 8-K filed on September 24, 2021 (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on September 24, 2021).

21.1	Subsidiaries of the Registrant. *

23.1	Consent Independent Registered Accounting Firm (KPMG LLP, Short Hills, NJ). *

23.2	Consent Independent Registered Accounting Firm ( BDO USA, LLP, Boston MA). *

24.1	Power of Attorney (included on the signature page of this Form 10-K).

Exhibit
Number	Exhibit Title
31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

# Management contract or compensatory plan.

* Filed herewith

Item 16.    Form 10-K Summary

None.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Fortress Biotech, Inc.:

1Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fortress Biotech, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of accrued coupon liability

As discussed in Note 2 and Note 11 of the consolidated financial statements, the Company accrues for coupons on products for certain qualified commercially-insured parties. At December 31, 2021, the Company recorded $10.6 million in accrued coupon and rebates, which included the accrued coupon liability. The Company estimates the amount of its expected coupon redemptions for product that is still in the distribution channel and records the estimate as a reduction of revenue in the period the related product revenue is recognized. The Company’s accrued coupon liability is primarily based on historical company coupon redemption costs, cost per coupon claims, and estimates of product remaining in the distribution channel.

We identified the evaluation of the accrued coupon liability as a critical audit matter. There was a high degree of auditor judgment required in the evaluation of certain assumptions used in the determination of the accrued coupon liability, including the estimation of product in the distribution channel, coupon redemption costs, and the cost per coupon claims.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s accrued coupon process, including a control over the assumptions.  We performed a risk assessment procedure to assess the sensitivity of changes in the estimate of distribution channel inventory on the accrued coupon liability. We tested the sales data and coupon redemption data used by management to calculate coupon redemption costs and cost of coupon claims by comparing the data to historical information. We also recalculated the coupon costs and the cost per coupon claim. We developed an expectation of the coupon accrual liability based on an independent estimate of the product in the distribution channel and we compared our expectation to the Company’s coupon accrual liability.

We have served as the Company’s auditor since 2021.

Short Hills, New Jersey
March 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Fortress Biotech, Inc. and subsidiaries

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fortress Biotech, Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

Boston, Massachusetts

March 31, 2021

We have served as the Company’s auditor from 2016 to 2021.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$305,744	$233,351
Accounts receivable, net	23,112	23,928
Inventory	9,862	1,404
Other receivables - related party	678	744
Prepaid expenses and other current assets	7,066	6,723
Total current assets	346,462	266,150

Property and equipment, net	15,066	11,923
Operating lease right-of-use asset, net	19,005	20,487
Restricted cash	2,220	1,645
Long-term investment, at fair value	—	17,566
Intangible asset, net	12,552	14,629
Other assets	1,198	1,013
Total assets	$396,503	$333,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$90,660	$45,389
Deferred revenue	2,611	—
Income taxes payable	345	—
Operating lease liabilities, short-term	2,104	1,849
Partner company line of credit	812	—
Partner company installment payments - licenses, short-term (net of imputed interest of $490 and $778 as of December 31, 2021 and December 31, 2020, respectively)	4,510	4,522
Total current liabilities	101,042	51,760

Notes payable, long-term (net of debt discount of $7,063 and $8,323 as of December 31, 2021 and December 31, 2020, respectively)	42,937	51,677
Operating lease liabilities, long-term	20,987	22,891
Partner company installment payments - licenses, long-term (net of imputed interest of $373 and $863 as of December 31, 2021 and December 31, 2020, respectively)	3,627	8,137
Other long-term liabilities	2,033	1,949
Total liabilities	170,626	136,414

Commitments and contingencies (Note 16)

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively, liquidation value of $25.00 per share	3	3
Common stock, $.001 par value, 170,000,000 shares authorized, 101,435,505 shares issued and outstanding as of December 31, 2021; 150,000,000 shares authorized, 94,877,492 shares issued and outstanding as of December 31, 2020, respectively	101	95
Additional paid-in-capital	656,033	583,000
Accumulated deficit	(547,463)	(482,760)
Total stockholders' equity attributed to the Company	108,674	100,338

Non-controlling interests	117,203	96,661
Total stockholders' equity	225,877	196,999
Total liabilities and stockholders' equity	$396,503	$333,413

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue
Product revenue, net	$63,134	$44,531
Collaboration revenue	5,389	—
Revenue - related party	268	1,068
Net revenue	68,791	45,599

Operating expenses
Cost of goods sold - product revenue	32,084	14,594
Research and development	113,240	61,275
Research and development - licenses acquired	15,625	2,834
Selling, general and administrative	86,843	61,166
Wire transfer fraud loss	9,540	—
Total operating expenses	257,332	139,869
Loss from operations	(188,541)	(94,270)

Other income (expense)
Interest income	649	1,518
Interest expense and financing fee	(15,308)	(15,326)
Change in fair value of investments	39,294	6,418
Change in fair value of derivative liability	(447)	(1,189)
Total other income (expense)	24,188	(8,579)
Loss before income tax expense	(164,353)	(102,849)

Income tax expense	473	136
Net loss	(164,826)	(102,985)

Net loss attributable to non-controlling interests	100,123	56,459
Net loss attributable to common stockholders	$(64,703)	$(46,526)

Net loss per common share - basic and diluted	$(2.02)	$(1.43)
Net loss per common share attributable to non - controlling interests - basic and diluted	$(1.23)	$(0.78)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.79)	$(0.65)

Weighted average common shares outstanding - basic and diluted	81,700,220	72,005,181

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

					Common				Additional			Total
	Series A Preferred Stock		Common Stock		Shares		Treasury		Paid-In	Accumulated	Non-Controlling	Stockholders'
	Shares		Shares	Amount	Issuable		Stock		Capital	Deficit	Interests	Equity
Balance at December 31, 2019	1,341,167	$1	74,027,425	$74	$500		$—		$461,874	$(436,234)	$46,317	$72,532
Stock-based compensation expense	—	—	—	—	—		—		13,451	—	—	13,451
Issuance of common stock related to equity plans	—	—	2,335,808	2	—		—		16	—	—	18
Issuance of common stock under ESPP	—	—	122,786	—	—		—		253	—	—	253
Issuance of common stock for at-the-market offering, net	—	—	17,409,257	18	—		—		45,809	—	—	45,827
Payment of Series A perpetual preferred stock dividends	—	—	—	—	—		—		(6,515)	—	—	(6,515)
Repurchase of Series A preferred stock, net	(5,000)	—	—	—	—		(70)		(2)	—	—	(72)
Retirement of Series A preferred stock	—	—	—	—	—		70		(70)	—	—	—
Issuance of Series A preferred stock for cash, net	2,090,971	2	—	—	—		—		35,541	—	—	35,543
Partner company’s offering, net	—	—	—	—	—		—		53,749	—	—	53,749
Partner companies' at-the-market offering, net	—	—	—	—	—		—		70,988	—	—	70,988
Partner company’s preferred stock offering, net	—	—	—	—	—		—		7,074	—	—	7,074
Issuance of common stock under partner company’s ESPP	—	—	—	—	—		—		349	—	—	349
Partner company’s dividends declared and paid	—	—	—	—	—		—		(237)	—	—	(237)
Partner company’s exercise of warrants for cash	—	—	—	—	—		—		13	—	—	13
Partner company’s exercise of options for cash	—	—	—	—	—		—		13	—	—	13
Reclass partner company's warrants from liability to equity	—	—	—	—	—		—		1,216	—	—	1,216
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—		—		46	—	—	46
Common shares issued for 2017 Subordinated Note Financing interest expense	—	—	982,216	1	(500)		—		1,816	—	—	1,317
Issuance of warrants in conjunction with Oaktree Note	—	—	—	—	—		—		4,419	—	—	4,419
Non-controlling interest in partner companies	—	—	—	—	—		—		(106,803)	—	106,803	—
Net loss attributable to non-controlling interest	—	—	—	—	—		—		—	—	(56,459)	(56,459)
Net loss attributable to common stockholders	—	—	—	—	—		—		—	(46,526)	—	(46,526)
Balance at December 31, 2020	3,427,138	$3	94,877,492	$95	$—	`	$—	`	$583,000	$(482,760)	$96,661	$196,999
Stock-based compensation expense	—	—	—	—	—		—		19,486	—	—	19,486
Issuance of common stock related to equity plans	—	—	3,119,324	3	—		—		(3)	—	—	—
Issuance of common stock under ESPP	—	—	117,428	—	—		—		278	—	—	278
Issuance of common stock for at-the-market offering, net	—	—	3,067,446	3	—		—		9,082	—	—	9,085
Payment of Series A perpetual preferred stock dividends	—	—	—	—	—		—		(8,031)	—	—	(8,031)
Partner company’s offering, net	—	—	—	—	—		—		34,996	—	—	34,996
Partner companies' at-the-market offering, net	—	—	—	—	—		—		110,887	—	—	110,887
Partner company’s exercise of options for cash	—	—	—	—	—		—		7	—	—	7
Issuance of common stock under partner company’s ESPP	—	—	—	—	—		—		309	—	—	309
Partner company’s dividends declared and paid	—	—	—	—	—		—		(749)	—	—	(749)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—		—		176	—	—	176
Common shares issued for dividend on partner company's convertible preferred shares	—	—	253,815	—	—		—		820	—	—	820
Conversion of partner company convertible preferred shares	—	—	—	—	—		—		21,812	—	—	21,812
Conversion of partner company derivative warrant liabilities	—	—	—	—	—		—		4,628	—	—	4,628
Non-controlling interest in subsidiaries	—	—	—	—	—		—		(120,665)	—	120,665	—
Net loss attributable to non-controlling interest	—	—	—	—	—		—		—	—	(100,123)	(100,123)
Net loss attributable to common stockholders	—	—	—	—	—		—		—	(64,703)	—	(64,703)
Balance at December 31, 2021	3,427,138	$3	101,435,505	$101	$—		$—		$656,033	$(547,463)	$117,203	$225,877

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(164,826)	$(102,985)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	2,628	2,280
Bad debt expense	48	49
Amortization of debt discount	3,914	5,622
Accretion of partner company convertible preferred shares	2,845	—
Non-cash interest	781	697
Prepayment penalty of Oaktree Note	450	—
Amortization of product revenue license fee	2,474	1,420
Amortization of operating lease right-of-use assets	1,689	1,625
Stock-based compensation expense	19,486	13,451
Issuance of common stock for service	—	18
Issuance of partner company’s common shares for research and development expenses	176	46
Common shares issued for dividend on partner company's convertible preferred shares	820	—
Common shares issued for 2017 Subordinated Note Financing interest expense	—	1,317
Change in fair value of investment in Caelum	(39,294)	(6,418)
Change in fair value of partner company derivative liability	447	1,189
Research and development-licenses acquired, expense	15,449	2,788
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	768	(10,438)
Inventory	(8,458)	(547)
Other receivables - related party	66	121
Prepaid expenses and other current assets	(309)	(2,590)
Other assets	(185)	145
Accounts payable and accrued expenses	43,307	11,101
Interest payable	—	(1,042)
Interest payable - related party	—	(92)
Deferred revenue	2,611	—
Income taxes payable	345	136
Lease liabilities	(1,856)	(1,388)
Other long-term liabilities	84	(187)
Net cash used in operating activities	(116,540)	(83,682)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(11,380)	(4,038)
Purchase of property and equipment	(4,566)	(1,926)
Purchase of intangible asset	(400)	(1,200)
Proceeds from sale of Caelum	56,860	—
Net cash provided by (used in) investing activities	40,514	(7,164)

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(8,031)	$(6,515)
Purchase of treasury stock	—	(70)
Payment of costs related to purchase of treasury stock	—	(2)
Proceeds from issuance of Series A perpetual preferred stock	—	39,075
Payment of costs related to issuance of Series A perpetual preferred stock	—	(3,535)
Proceeds from issuance of common stock for at-the-market offering, net	9,085	45,851
Proceeds from issuance of common stock under ESPP	278	253
Proceeds from partner companies' ESPP	309	349
Partner company’s dividends declared and paid	(749)	(237)
Proceeds from partner companies' sale of stock, net	35,367	53,680
Proceeds from partner companies' at-the-market offering, net	110,803	71,072
Proceeds from partner company's preferred stock offering	—	8,000
Payment of costs related to partner company's preferred stock offering	(13)	(913)
Proceeds from exercise of partner companies’ equity grants	7	26
Payment of debt issuance costs associated with 2017 Subordinated Note Financing	—	(93)
Payment of debt issuance costs associated with 2018 Venture Notes	—	(58)
Proceeds from Oaktree Note	—	60,000
Payment of debt issuance costs associated with Oaktree Note	(95)	(4,302)
Repayment of Oaktree Note	(10,450)	—
Repayment of 2017 Subordinated Note Financing	—	(28,356)
Repayment of 2018 Venture Notes	—	(21,707)
Repayment of 2019 Notes	—	(9,000)
Repayment of partner company's Horizon Notes	—	(15,750)
Repayment of IDB Note	—	(14,858)
Repayment of partner company installment payments - licenses	(5,300)	(500)
Proceeds from partner company convertible preferred shares, net	16,971	—
Proceeds from partner's company line of credit	7,000	—
Repayment of partner's company line of credit	(6,188)	—
Net cash provided by financing activities	148,994	172,410
Net increase in cash and cash equivalents and restricted cash	72,968	81,564
Cash and cash equivalents and restricted cash at beginning of period	234,996	153,432
Cash and cash equivalents and restricted cash at end of period	$307,964	$234,996

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,918	$8,204
Cash paid for interest - related party	$—	$617
Cash paid for tax	$993	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2021	2020

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$3	$2
Issuance of warrants in conjunction with Oaktree Note	$—	$4,419
Common shares issued from 2017 Subordinated Note Financing interest expense	$—	$500
Unpaid fixed assets	$1,270	$31
Conversion of partner company convertible preferred shares	$21,812	$—
Conversion of partner company derivative warrant liabilities	$4,628	$—
Partner company's unpaid intangible assets	$—	$7,472
Reclass partner company's warrants from liability to equity	$—	$1,216
Unpaid partner company’s at-the-market offering cost	$—	$84
Unpaid partner company’s preferred stock offering cost	$—	$13
Unpaid partner company’s debt offering cost	$214	$—
Unpaid partner company’s offering cost	$371	$—
Partner company derivative warrant liability associated with partner company convertible preferred shares	$362	$—
Unpaid debt offering cost	$—	$13
Unpaid at-the-market offering cost	$—	$30
Retirement of Series A perpetual preferred stock	$—	$70
Unpaid research and development licenses acquired	$250	$—
Lease liabilities arising from obtaining right-of-use assets	$207	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which the Company does at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities the Company founded and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Fortress through its partner companies has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children's Hospital, Cincinnati Children's Hospital Medical Center, Columbia University, the University of Pennsylvania, Mayo Foundation for Medical Education and Research, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings; to date, four partner companies are publicly-traded, and three have consummated strategic partnerships with industry leaders Alexion Pharmaceuticals, Inc. and InvaGen Pharmaceuticals, Inc. (a subsidiary of Cipla Limited) and Sentynl Therapeutics, Inc. (“Sentynl”). On October 6, 2021, AstraZeneca plc (“AstraZeneca”) (acquiror of Alexion) purchased 100% of our partner company Caelum Biosciences, Inc. (“Caelum”) for approximately $150 million upfront and up to $350 million in contingent regulatory and sales milestone payments.

Several of our partner companies possess licenses to product candidate intellectual property, including Aevitas Therapeutics, Inc. (“Aevitas”), Baergic Bio, Inc. (“Baergic”), Caelum, Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (“Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (“Journey” or “JMC”), Mustang Bio, Inc. (“Mustang”) Oncogenuity, Inc. ("Oncogenuity"), and UR-1 Therapeutics, Inc. (“UR-1”).

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

Use of Estimates

The Company’s consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, provisions for product returns, coupons, rebates, chargebacks, discounts, allowances and distribution fees paid by Journey to certain wholesalers, inventory realization, useful lives assigned to long-lived assets and amortizable intangible assets, fair value of stock options and warrants, stock-based compensation, common stock issued to acquire licenses, investments, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Many of the Company’s products sold are subject to trade discounts, rebates, coupons and right of return. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on estimates and assumptions. The following section briefly describes the nature of the Company’s provisions for variable consideration and how such provisions are estimated.

Gross-to-Net Sales Accruals — The Company records gross-to-net sales accruals for government rebates, chargebacks, wholesaler distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts.

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

Wholesaler fees — The Company pays administrative and other fees to certain wholesale customers consistent with pharmaceutical industry practices. The Company records a provision for these fees based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing. The Company regularly reviews the information related to these estimates and adjust the provision accordingly.

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

The Company bases its product returns allowance on estimated on-hand inventories in the sales channels, measured end-customer demand, actual returns history and other factors, such as the trend experience for lots where product is still being returned, as applicable. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, the Company tracks actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance.

Government Chargebacks — Chargebacks for fees and discounts to indirect qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who purchase product directly from the Company. Customers charge the Company for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These allowances are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net. The chargeback amount from our direct customers is generally determined at the time of our direct customers’ resale to the qualified government healthcare provider, and the Company generally issues credits for such amounts within a few weeks of our direct customer’s notification to the Company of the resale. The allowance for chargebacks is based on expected sell-through levels by our direct customers to indirect customers, as well as estimated wholesaler inventory levels.

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

Wholesaler Chargeback Accruals — The Company sells a portion of its products indirectly through wholesaler distributors to contracted customers commonly referred to as “indirect customers.” The Company enters into specific agreements with these indirect customers to establish pricing for its products, and in-turn, the indirect customers independently select a wholesaler from which to purchase the products. Because the price paid by the indirect customers is lower than the price paid by the wholesaler (wholesale acquisition cost, or “WAC”), the Company provides a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and WAC. The Company’s provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels as well as historical chargeback rates. The Company continually monitors its reserve for chargebacks and adjusts the reserve accordingly when expected chargebacks differ from actual experience.

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

Collaboration Revenue

Our collaboration revenue includes service revenue, license fees and future contingent milestone-based payments. We recognize collaboration revenue for contracted R&D services performed for our customers over time. We measure our progress using an input method based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time it will take us to complete the activities, or the costs we may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make estimates and use judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation. The Company reclassified certain return reserves related to sales allowances of $4.6 million from accounts receivable to current liabilities on the consolidated balance sheet at December 31, 2020. This reclassification was deemed to be immaterial.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2021 and 2020, consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits.

Property and Equipment

Computer equipment, furniture & fixtures and machinery & equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the respective leases.

In connection with Mustang’s cell processing facility, Mustang incurred costs for the design and construction of the facility and the purchase of equipment; $2.0 million and $0.5 million are recorded in fixed assets – construction in process on the balance sheet at December 31, 2021 and 2020, respectively. Upon completion of the facility’s construction, all costs associated with the buildout will be recorded as leasehold improvements and amortized over the shorter of the estimated useful lives or the term of the respective leases, upon the improvement being placed in service.

Intangible Assets

Intangible assets are reported at cost, less accumulated amortization and impairments. Intangible assets with finite lives are amortized over their estimated useful lives, which represents the estimated life of the product. Amortization is calculated primarily using the straight-line method.

During the ordinary course of business, the Company has entered into certain licenses and asset purchase agreements. Potential milestone payments for achieving sales targets or regulatory development milestones are recorded when it is probable of achievement. Upon a milestone payment being achieved, the milestone payment will be capitalized and amortized over the remaining useful life for approved products and expensed for milestones prior to FDA approval. Royalty payments are recorded as cost of goods sold as sales are recognized.

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of December 31, 2021 and 2020, the Company had $2.2 million and $1.6 million, respectively, of restricted cash representing pledges to secure letters of credit in connection with certain office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows for the years ended 2021 and 2020:

	December 31,
	2021	2020
Cash and cash equivalents	$305,744	$233,351
Restricted cash	2,220	1,645
Total cash and cash equivalents and restricted cash	$307,964	$234,996

Inventories

Inventories comprise finished goods, which are valued at the lower of cost and net realizable value, on a first-in, first-out basis. The Company evaluates the carrying value of inventories on a regular basis, taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. Included in inventories is the acquired Qbrezxa finished goods inventory which includes a fair value step-up of $6.5 million.  The $6.5 million was fully expensed within cost of sales for the year ended December 31, 2021, as the inventory was sold to customers.

Accounts Receivable, net

Accounts receivable consists of amounts due to the Company for product sales of JMC. The Company’s accounts receivable reflects discounts for estimated early payment and for product estimated returns. Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. For the years ended December 31, 2021 and 2020, the allowance for doubtful accounts was approximately $0.1 million and $0.1 million, respectively.

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

The Company recorded the related issue costs and value ascribed to the warrants as a debt discount of the Oaktree Note. The discount is being amortized utilizing the effective interest method over the term of the Oaktree Note which is approximately 16.08% at December 31, 2021.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company will perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company would recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. As of December 31, 2021 and 2020 there were no indicators of impairment.

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeitures, which are recorded upon occurrence. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2021 and 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Earnings Per Share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the reporting period after giving effect to dilutive potential common shares for stock options and restricted stock units, determined using the treasury stock method.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the new guidance in the first quarter of 2021 and the adoption of this guidance did not to have a material impact on the consolidated financial statements.

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

3. Collaboration and Stock Purchase Agreements

Caelum

Agreement with AstraZeneca’s Alexion

In January 2019, Caelum, a subsidiary of the Company at that time, entered into a Development, Option and Stock Purchase Agreement (as amended, the "DOSPA") and related documents by and among Caelum, AstraZeneca as successor-in-interest to Alexion Therapeutics, Inc., the Company and Caelum’s other equity holders as parties thereto

(such equity holders, including Fortress, the "Sellers"). Under the terms of the agreement, AstraZeneca obtained a minority interest in Caelum and a contingent exclusive option to acquire the remaining equity in Caelum.

On September 28, 2021 AstraZeneca notified Caelum of its intention to exercise its purchase option, and on October 5, 2021 AstraZeneca acquired Caelum.  The Company received 42.4% of the distribution of proceeds from the option exercise price of $150 million, approximately $56.9 million, which is net of the 10%, 24-month escrow holdback and other miscellaneous transaction expenses. The Sellers currently remain eligible to receive up to an additional $350 million in contingent regulatory and commercial milestone payments, of which Fortress is eligible to receive 42.4% or approximately $148.6 million.

Cyprium

Agreement with Sentynl

On February 24, 2021, Cyprium entered into a development and contingent asset purchase agreement with Sentynl. Pursuant to the terms of the agreement, Sentynl paid Cyprium an upfront fee of $8.0 million specifically earmarked to complete the CUTX-101 development program for the treatment of Menkes disease, through the filing of Cyprium’s New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”).  Cyprium also remains eligible to receive up to an additional $12.0 million payable as follows: (i) $3.0 million upon acceptance by the FDA of the NDA for review; and (ii) $9.0 million upon FDA approval of the NDA and transfer of CUTX-101 to Sentynl.  The Company will recognize revenue associated with these future milestones based upon achievement. At December 31, 2021, none of these future milestones was deemed probable.

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

In connection with the $8.0 million upfront payment to Sentynl, the Company is recognizing revenue using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities.  Accordingly, revenue is being recognized over the period in which the development activities are expected to occur.  For the year ended December 31, 2021, the Company recognized revenue of $5.4 million. No revenue was recognized in connection with this agreement in 2020.

Avenue

Agreement with InvaGen

On November 12, 2018, Avenue entered into a Stock Purchase and Merger Agreement (the “Avenue SPMA”) with InvaGen Pharmaceuticals Inc. (“InvaGen”), and Madison Pharmaceuticals Inc. (the “Merger Sub”), which contemplated: (i) the purchase by InvaGen of a 33.3% stake in Avenue and; (ii) the contingent sale of Avenue to InvaGen. The first stage stock purchase closed in February 2019: InvaGen acquired approximately 5.8 million shares of Avenue’s common stock at $6.00 per share for total gross consideration of $35.0 million, representing a 33.3% stake in Avenue’s capital stock on a fully diluted basis. Under a contingent second stage closing, InvaGen may have acquired the remaining shares of Avenue’s capital stock (in some cases compulsorily and in some cases at InvaGen’s option), pursuant to a reverse triangular merger with Avenue remaining as the surviving entity.  On November 1, 2021, Avenue delivered InvaGen notice of termination of the Avenue SPMA, meaning that the second stage acquisition of Avenue by InvaGen pursuant to the Avenue SPMA is no longer possible.

4. Inventory

Inventory consisted of the following:

	December 31,	December 31,
($ in thousands)	2021	2020

Raw materials	$5,572	$—
Finished goods	4,290	1,404
Total inventories	$9,862	$1,404

The acquired Qbrezxa finished goods inventory includes a fair value step-up of $6.5 million, which was fully expensed within cost of sales for the year ended December 31, 2021 as the inventory was sold to customers. For additional information on Journey’s acquisition of Qbrexza, please refer to Note 9.

5. Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	December 31,	December 31,
($ in thousands)	(Years)	2021	2020

Computer equipment	3	$739	$663
Furniture and fixtures	5	1,387	1,199
Machinery & equipment	5	6,550	5,748
Leasehold improvements	2-15	13,175	10,580
Buildings	40	581	—
Construction in progress [1]	N/A	2,028	499
Total property and equipment		24,460	18,689
Less: Accumulated depreciation		(9,394)	(6,766)
Property and equipment, net		$15,066	$11,923

Note 1: Relates to the Mustang cell processing facility.

Depreciation expenses of Fortress’ property and equipment for the years ended December 31, 2021 and 2020 was $2.6 million and $2.3 million, respectively, and was recorded in research and development, and selling, general and administrative expense in the Consolidated Statements of Operations.

6. Fair Value Measurements

Fair Value of Investment in Caelum

The Company valued its investment in Caelum in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and as of December 31, 2020, estimated the fair value to be $17.6 million based on a per share value of $2.43. As of December 31, 2020, the following inputs were utilized to derive the value: risk free rate of return of 0.36%, volatility of 70% and a discount for lack of marketability of 21.0% to 31.0% based on maturity dates of various scenarios.  Further, the Company considered the impact of the acquisition of Alexion by AZ, which upon consummation would shorten the timeframe in which the option could be exercised in accordance with the A&R DOSPA.

Upon AstraZeneca’s notification of their intent to acquire Caelum in September 2021, the Company increase the carrying value of its investment in Caelum to 42.4% of the distribution of proceeds from the option exercise price of $150 million, or $56.9 million.  Fortress received the funds at the acquisition close in October 2021.

The following table classifies Fortress’ financial instruments, measured at fair value on a recurring basis, into the fair value hierarchy on the Consolidated Balance Sheet as of December 31, 2020:

	Fair Value Measurement as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Fair value of investment in Caelum	$—	$—	$17,566	$17,566
Total	$—	$—	$17,566	$17,566

Journey Placement Agent Warrant Liability

The fair value of Journey’s contingently issuable Placement Agent Warrants in connection with Journey’s preferred offering (see Note 10), was measured using a Monte Carlo simulation valuation methodology.  A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Journey’s warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

Risk-free interest rate	0.98%
Expected dividend yield	—
Expected term in years	1.0
Expected volatility	50%

Upon the closing of the Journey Initial Public Offering (“Journey IPO”) (see note 14), Journey issued the Placement Agent Warrants to purchase 5% of the shares of Journey common stock into which the Journey Preferred Stock converted. The Placement Agent Warrants have a term of 5 years. At December 31,2021, Journey issued 111,567 shares of Journey common stock related to the conversion of all of the placement agent warrants.

Journey Contingent Payment Warrant

In connection with the Journey license, collaboration, and assignment agreement (the “DFD Agreement”) to obtain the global rights for the development and commercialization of  DFD-29 with Dr. Reddy’s Laboratories, Ltd (“DRL”) (see Note 7), Journey agreed to pay DRL additional consideration upon either an IPO of the Company’s common stock or an acquisition of the Company, the agreement further specifies that only one payment can be made. The contingent payment associated with an IPO of Journey’s common stock is deemed to be achieved if upon the completion of an IPO Journey’s market capitalization on a fully diluted basis is $150 million or greater at the close of business on the date of such Journey IPO. The payment due for the achievement of the IPO criteria is a follows: (a) issue to DRL a number of shares of Journey’s common stock equal to $5.0 million as calculated using a fifteen (15) day volume weighted average price (“VWAP”) of Journey’s closing price, measured fifteen (15) days following the Journey IPO; or (b) make a cash payment to DRL equal to $5.0 million. As a result of Journey’s IPO on November 16, 2021, the Company issued 545,131 unregistered shares of Journey common stock to DRL, calculated using a 15-day VWAP of $9.1721 per share. The restrictions on the unregistered shares of common stock are governed by the terms set forth in the DFD-29 Agreement and applicable securities laws.

Cyprium Warrant Liability

The fair value of the Cyprium Contingently Issuable Warrants in connection with the 2018 Venture Debt (see Note 10) was determined by applying management’s estimate of the probability of issuance of the Contingently Issuable Warrants together with an option-pricing model, with the following key assumptions:

December 31
2020
Risk-free interest rate	0.69%
Expected dividend yield	—
Expected term in years	10.0
Expected volatility	85%

The table below provides a roll forward of the changes in fair value of Level 3 financial instruments for the years ended December 31, 2021 and 2020:

Investment in
($ in thousands)	Caelum
Balance at January 1, 2020	$11,148
Change in fair value of investment in Caelum	6,418
Balance at December 31, 2020	$17,566
Change in fair value of investment in Caelum	39,294
Sale of Caelum	(56,860)
Balance at December 31, 2021	$—

Warrants
($ in thousands)	liabilities
Balance at December 31, 2019	$27
Change in fair value	1,189
Reclass partner company's warrants from liability to equity	(1,216)
Balance at December 31, 2020	$—
Additions:
Journey contingent payment liability	3,819
Journey placement agent warrant	362
Change in fair value of derivative liability	447
Conversion of partner company derivative liabilities	(4,628)
Balance at December 31, 2021	$—

7. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternate use. As such, for the years ended December 31, 2021 and 2020, the total purchase price of licenses acquired, totaling approximately $15.6 million and $2.8 million, respectively, was classified as research and development-licenses acquired in the Consolidated Statements of Operations.

For the years ended December 31, 2021 and 2020, the Company’s research and development-licenses acquired are comprised of the following:

	Year Ended December 31,
($ in thousands)	2021	2020
Partner companies:
JMC	$13,819	$—
Mustang	1,630	2,489
Other	176	345
Total	$15,625	$2,834

Journey

On June 29, 2021, Journey entered into a license, collaboration, and assignment agreement (the “DFD Agreement”) to obtain the global rights for the development and commercialization of  DFD-29 with DRL. Journey paid $10.0 million, of which $2.0 million was paid upon execution and $8.0 million was paid on September 29, 2021. Additional contingent regulatory and commercial milestone payments totaling up to $163.0 million are also payable. Royalties ranging from approximately 10% to approximately 15% are payable on net sales of the DFD-29 product. Additionally, Journey is required to fund and oversee the Phase 3 clinical trials at a cost approximating $24.0 million, based upon the current development plan and budget.

The DFD Agreement also included contingent payments to be made to DRL in the event of a Journey IPO or the sale of Journey, See Note 6.  The fair value of the contingent payment was deemed to be $3.8 million, and was recorded in research and development, licenses acquired expense for the year ended December 31, 2021. In connection with the closing of Journey’s IPO on November 16, 2021, Journey issued 545,131 unregistered shares of Journey Medical Inc. common stock to DRL to settle the obligation, calculated using a 15-day volume weighted average price (“VWAP”) of $9.1721 per share.

Mustang

For the years ended December 31, 2021 and 2020 Mustang recorded the following expense in research and development – licenses acquired:

	For the Year Ended December 31,
($ in thousands)	2021	2020
City of Hope National Medical Center
CD123 (MB-102)	$250	$334
IL13Rα2 (MB-101)	—	334
HER2 (MB-103)	—	500
CS1 (MB-104)	—	200
PSCA (MB-105)	250	200
Spacer	—	334
Mayo Clinic	750	—
Fred Hutchinson Cancer Research Center - CD20 (MB-106)	—	300
Leiden University Medical Centre (MB-110)	350	—
CSL Behring (Calimmune) (MB-107)	30	170
SIRION Biotech LentiBOOSTTM (MB-207)	—	117
Total	$1,630	$2,489

Partner Companies

The Company’s partner companies have entered into various license agreements with other medical centers. These license agreements include upfront payments which are expensed and various developmental milestone payments due upon achievement of various milestones which in the aggregate are approximately $480.4 million, of which $335.4 million relates to Mustang agreements. The license agreements also have sales-based milestone payments that total approximately $226.1 million.  The agreements also include royalty payments on any future sales.

8. Sponsored Research and Clinical Trial Agreements

For the years ended December 31, 2021 and 2020, the Company recorded $7.8 million and $9.2 million, respectively, in research and development expenses in the Company’s Consolidated Statement of Operations pursuant to the terms of various sponsored research and clinical trial agreements.  The breakout of this expense by partner company is as follows:

	For the Year Ended December 31,
($ in thousands)	2021	2020
Mustang	$6,591	$7,717
Oncogenuity	965	500
Aevitas	289	948
Total	$7,845	$9,165

9. Intangibles

On March 31, 2021, Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc. a subsidiary of Eli Lilly and Company (“Dermira”). Pursuant to the terms of the agreement, Journey acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon HSR acceptance, which was received on May 13, 2021, Journey paid the upfront fee of $12.5 million to Dermira. In addition, Dermira is eligible to receive up to $144 million in the aggregate upon the achievement of certain sales milestones. The royalty structure for the agreement is tiered with royalties for the first two years ranging from approximately 40% to 30%. Thereafter for a period of eight years royalties are approximately 12.0% to 19.0%. Royalty amounts are subject to 50% diminution in the event of loss of exclusivity due to the introduction of an authorized generic.

Upon closing of the Qbrexza® purchase, Journey became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza® (the “Qbrexza® Patents”), which are included among the proprietary rights to Qbrexza®. The Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (“ANDA”). The ANDA seeks approval to market a generic version of Qbrexza® prior to the expiration of the Qbrexza® Patents and alleges that the Qbrexza® Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

The purchase price of $12.5 million included the asset Qbrexza as well as finished goods and raw material inventory. Journey also has the obligation to accept any product returns related to sales made by Dermira. Journey allocated the upfront payment to inventory since the fair value of the inventory and Qbrexza rights exceeded the purchase price. The future contingent milestone payments, if achieved, will be recorded to intangible asset and amortized over the seven-year life of the asset commencing on the closing date.

In December 18, 2020, Journey entered an Asset Purchase Agreement with a third party (the “Anti-itch Product Agreement”) for a topical product that is indicated to treat scabies and skin itch conditions (“Anti-itch Product”). Pursuant to the terms and conditions of the Anti-itch Product Agreement, Journey agreed to pay $4.0 million, comprised of a non-refundable deposit of $0.2 million upon the execution of the term sheet, a cash upfront payment of $1.8 million on January 1, 2021 and additional future payments of $0.5 million on April 1, 2021, $0.5 million on July 1, 2021, and $1.0 million on January 1, 2022. There are no subsequent milestone payments or royalties beyond the aforementioned payments.  Commercial launch of this product is expected in the first half of 2022.

On July 29, 2020, Journey entered into a license and supply agreement for Accutane® (“Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, Journey agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. Royalties in the low-double digits based on net sales, subject to specified reductions are also due.

The term of the agreement is ten years and renewable upon mutual agreement. Journey is required to pay royalties during the term of the agreement. The agreement contains customary representations, warranties, and indemnities. Each party may also terminate the agreement for material breach by the other party or for certain bankruptcy or insolvency related events and Journey may terminate for upon 180 days written notice to the other party.

The table below provides a summary of intangible assets as of December 31, 2021 and 2020, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	December 31, 2021	December 31, 2020
Total intangible assets – asset purchases	3 to 7	$19,003	$18,606
Accumulated amortization		(6,451)	(3,977)
Net intangible assets		$12,552	$14,629

The table below provides a summary for the years ended December 31, 2021 and 2020, of recognized expense related to  product licenses, which was recorded in costs of goods sold on the Consolidated Statement of Operations (see Note 19):

Intangible
($ in thousands)	Assets, Net
Beginning balance at December 31, 2019	$7,377
Additions:
Accutane[1]	4,727
Anti-itch product license acquisition[2]	3,945
Amortization expense	(1,420)
Ending balance at December 31, 2020	$14,629
Additions:
Exelderm milestone	397
Amortization expense	(2,474)
Ending balance at December 31, 2021	$12,552

Note 1: Includes an upfront payment of $1.0 million and a milestone payment of $0.5 million in 2020 and three payments totaling $3.5 million due at various points between 2021 through 2023. Such payments were discounted by $0.3 million as a result of the long-term nature of such payments.

Note 2: Includes an upfront payment of $0.2 million and three payments totaling $2.8 million in 2021 and $1.0 million in 2022. Such payments were discounted by $0.1 million as a result of the long-term nature of such payments. As of December 31, 2020, this asset has not yet been placed in service, therefore no amortization expense was recognized on this asset for the year ended December 31, 2020. The Company expects to launch  this asset in the first half of 2022. Once the asset is placed in service Journey will amortize the asset over three years, which represents its expected useful life.

The future amortization of these intangible assets is as follows:

			Total
($ in thousands)	Ximino®	Accutane®	Amortization
Year ended December 31, 2022	$1,019	$946	$1,965
Year ended December 31, 2023	1,019	945	1,964
Year ended December 31, 2024	1,019	946	1,965
Year ended December 31, 2025	1,019	945	1,964
Thereafter	595	157	752
Sub-total	$4,671	$3,939	$8,610
Assets not yet placed in service:
Anti-itch product license acquisition	—	—	3,942
Total	$4,671	$3,939	$12,552

10. Debt and Interest

Debt

Total debt consists of the following:

	December 31,	December 31,
($ in thousands)	2021	2020	Interest rate	Maturity

Total notes payable - Oaktree Note	$60,450	$60,000	11.00%	August - 2025
Less: Discount on notes payable	(7,063)	(8,323)
Repayment of Oaktree Note	(10,450)	—
Total notes payable	$42,937	$51,677

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

AstraZeneca’s notification of its intent to acquire Caelum, received on September 28, 2021, is defined in the Oaktree Agreement as a monetization event and as such, triggered a $10 million prepayment and an applicable prepayment fee of $0.5 million.  The prepayment fee of $0.5 million is included in interest expense for the year ended December 31, 2021.  The Company paid the $10.5 million on October 12, 2021.

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

In addition, the Oaktree Agreement contains certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that requires Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the agreement.  Failure by the Company or Journey, as applicable, to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company.  The Company was in compliance with all applicable covenants under the Oaktree Note as of December 31, 2021.

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

The Oaktree Agreement grants a security interest in favor of the Agent, for the benefit of the lenders, in substantially all of the Company’s assets (consisting principally of the Company’s shareholdings in, and in some cases debt owing from, its partner companies) as collateral securing the Company’s obligations under the Oaktree Agreement, except for: (i) certain interests in controlled foreign corporation subsidiaries of the Company; (ii) the Company’s holdings in Avenue; and (iii) those portions of the Company’s holdings in certain subsidiaries (plus Caelum) that are encumbered by pre-existing equity pledges to certain of the Company’s officers. None of Fortress’ subsidiaries or partner companies is a party to the Oaktree Agreement, and the collateral package does not include the assets of any such subsidiaries or partner companies.

Pursuant to the terms of the Oaktree Agreement, on the Closing Date the Company paid Oaktree an upfront commitment fee equal to 3% of the $60.0 million, or $1.8 million.  In addition, the Company paid a $35,000 Agency fee to the Agent, which was due on the Closing Date and will be due annually, together with fees of $2.5 million directly to third parties involved in the transaction, and issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of common stock of the Company (see Note 14) with a relative fair value of $4.4 million. The Company recorded the fees totaling $8.7 million ($1.8 million to Oaktree, $2.5 million of expenses paid to third-parties and $4.4 million representing the relative fair value of the Oaktree Warrants) to debt discount, to be amortized over the term of the Oaktree Note.  For the years ended December 31, 2021 and 2020, the Company amortized $1.3 million and $0.4 million, respectively, of debt discount associated with the Oaktree Note.

Debt Repayment

In August 2020, in connection with the Oaktree Note, the Company repaid the following indebtedness: the 2018 Venture Notes in the amount of $21.7 million, 2019 Notes (formerly the Opus Credit Facility) in the amount of $9.0 million and the 2017 Subordinated Notes in the amount of $28.4 million. Additionally the Company repaid its IDB Note of $14.0 million by utilizing the restricted cash securing the note.  For the year ended December 31, 2020, the Company incurred interest expense related to the accelerated amortization of the debt discount associated with the aforementioned debt payoff.  Interest expense included $1.2 million of unamortized debt discount fees for the 2017 Subordinated Note Financing, $0.3 million for the 2018 Venture Notes and $1.8 million for the Mustang Horizon Notes expensed at the time of the debt repayment.

Mustang Horizon Notes

On September 30, 2020, Mustang repaid the amount outstanding under the Horizon Notes in full, which was comprised of $15.0 million face value of the outstanding notes, $0.1 million in accrued and unpaid interest, a $0.8 million final payment fee and prepayment penalties of $0.6 million.

IDB Letters of Credit

The Company has several letters of credit (“LOC”) with IDB securing rent deposits for lease facilities totaling approximately $2.2 million and $1.6 million as of December 31, 2021 and December 31, 2020, respectively. The LOC’s are secured by cash, which is included in restricted cash on the Company’s Consolidated Balance Sheet. Interest paid on the letters of credit is 2% per annum.

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

The Journey Preferred Stock automatically converts into Journey’s Common Stock upon a sale of Journey or a financing in an amount of at least $25.0 million within a year of the closing date of the Journey Preferred Offering (extendable by another six months at Journey’s option) at a discount of 15% to the per share qualified stock price. On November 12, 2021 the Journey IPO was completed, resulting in the conversion of all of the Journey Preferred Stock into 2,231,346 shares of Journey common stock (see Note 14).

The Company evaluated the terms of the Journey Preferred Offering under ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability. The value at conversion does not vary with the value of Journey’s common shares, therefore the settlement provision would not be considered a conversion feature. Accordingly, the Company determined liability classification is appropriate and as such, this instrument was accounted for as a liability, until it converted into Journey common stock upon completion of the Journey IPO.

Dividends on the Journey Preferred Stock were paid quarterly in shares of Fortress common stock based upon a 7.5% discount to the average trading price over the 10-day period preceding the dividend payment date. Dividends paid on the Journey Preferred Stock was recorded as interest expense on the consolidated statements of operations. For the year ended December 31, 2021, the Company issued 253,815 shares of common stock representing dividends paid of $0.8 million from issuance through conversion.  As consideration for the foregoing, Journey issued to Fortress 81,985 shares of its common stock at the Journey IPO price of $10.00.

In connection with the Journey Preferred Offering, Journey issued upon the closing of the Journey IPO to the placement agent (“the Placement Agent Warrants”) to purchase 5% of the shares of Journey common stock into which the Journey Preferred Stock converted. The Placement Agent Warrants have a term of 5 years. At December 31,2021 Journey issued 111,567 shares of Journey common stock related to the conversion of all of the placement agent warrants.

Journey East West Bank Working Capital Line of Credit

On March 31, 2021, Journey entered into an agreement with East West Bank (“EWB”) in which EWB agreed to provide a $7.5 million working capital line of credit. The line of credit is secured by Journey’s receivables and cash. Interest on the line is the greater of 4.25% or the Prime Rate plus 1%. The agreement matures in 36 months. The outstanding balance of the working capital line of credit was $0.8 million at December 31, 2021.

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Year Ended December 31,
	2021			2020
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
IDB Note	$—	$—	$—	$246	$-	$246
2017 Subordinated Note Financing[1]	—	—	—	2,870	1,890	4,760
2019 Notes	—	—	—	710	—	710
2018 Venture Notes[1]	—	—	—	1,253	1,000	2,253
LOC Fees	51	—	51	34	—	34
Mustang Horizon Notes[1,2]	—	—	—	1,585	2,321	3,906
Oaktree Note[2]	6,897	1,342	8,239	2,311	411	2,722
Partner company convertible preferred shares	2,845	2,572	5,417		—	—
Partner company dividend payable	820	—	820	—	—	—
Partner company installment payments - licenses[3]	781	—	781	697	—	697
Other	—	—	—	(2)	—	(2)
Total Interest Expense and Financing Fee	$11,394	$3,914	$15,308	$9,704	$5,622	$15,326

Note 1:For the year ended December 31, 2020, includes $1.2 million expense of unamortized debt discount fees for the 2017 Subordinated Note Financing, $0.3 million for the 2018 Venture Notes and $1.8 million for the Mustang Horizon Notes expensed at the time of debt repayment on September 30, 2020.

Note 2: Includes $0.5 million prepayment fee for the Oaktree Note included in interest expense in 2021 and $0.6 million of prepayment penalties included in interest expense for the Mustang Horizon Notes in 2020.

Note 3: Imputed interest expense related to Ximino, Accutane and Anti-itch product license acquisition (see Note 9).

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
($ in thousands)	2021	2020
Accounts Payable	$47,429	$11,412
Accrued expenses:
Professional fees	1,835	1,236
Salaries, bonus and related benefits	8,809	6,701
Research and development	7,932	5,007
Research and development - manufacturing	—	518
Research and development - license maintenance fees	4,640	461
Research and development - milestones	850	600
Accrued royalties payable	3,833	2,682
Accrued coupon and rebates	10,603	12,869
Income taxes payable	—	136
Return reserve	3,240	2,580
Other	1,489	1,187
Total accounts payable and accrued expenses	$90,660	$45,389

12. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

		For the Year Ended
	As of December 31, 2021	December 31, 2021	As of December 31, 2021
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
UR-1	$(442)	$(1,353)	$(1,795)	34.5%
Aevitas	(4,159)	(901)	(5,060)	45.9%
Avenue [2]	5,739	(2,909)	2,830	82.0%
Baergic	(2,047)	(39)	(2,086)	39.0%
Cellvation	(1,413)	(131)	(1,544)	21.7%
Checkpoint [1]	63,464	(39,226)	24,238	81.5%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	(1,397)	(807)	(2,204)	29.8%
Helocyte	(5,440)	(89)	(5,529)	18.3%
JMC	23,150	(5,652)	17,498	41.6%
Mustang [2]	141,527	(48,518)	93,009	82.7%
Oncogenuity	(627)	(497)	(1,124)	24.9%
Tamid	(739)	(1)	(740)	22.8%
Total	$217,326	$(100,123)	$117,203

		For the Year Ended
	As of December 31, 2020	December 31, 2020	As of December 31, 2020
		Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	NCI equity share	non-controlling interests	in consolidated entities	ownership
UR-1	$(7)	(27)	$(34)	10.0%
Aevitas	(2,370)	(823)	(3,193)	39.0%
Avenue [2]	5,800	(3,974)	1,826	77.4%
Baergic	(1,662)	(97)	(1,759)	39.5%
Cellvation	(1,089)	(182)	(1,271)	22.1%
Checkpoint [1]	41,704	(13,265)	28,439	80.4%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	567	(1,478)	(911)	30.5%
Helocyte	(4,986)	(259)	(5,245)	18.8%
JMC	138	491	629	7.1%
Mustang [2]	116,060	(36,429)	79,631	80.9%
Oncogenuity	(82)	(376)	(458)	25.3%
Tamid	(663)	(40)	(703)	22.8%
Total	$153,120	$(56,459)	$96,661

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

The following shares of potentially dilutive securities, weighted during the years ended December 31, 2021 and 2020 have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2021	2020
Warrants to purchase Common Stock	4,528,196	3,419,812
Options to purchase Common Stock	832,134	1,103,643
Unvested Restricted Stock	16,363,068	14,302,004
Unvested Restricted Stock Units	180,848	391,336
Total	21,904,246	19,216,795

14. Stockholders’ Equity

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 170,000,000 shares of $0.001 par value Common Stock of which 101,435,505 shares of common stock are outstanding as of December 31, 2021.  As of December 31, 2020, 150,000,000 shares were authorized and 94,877,492 shares of common stock were outstanding.

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

Series A Cumulative Redeemable Perpetual Preferred Stock

On October 26, 2017, the Company designated 5,000,000 shares of $0.001 par value preferred stock as Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”). As of December 31, 2021 and 2020, 3,427,138 shares of Series A Preferred Stock were issued and outstanding.

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

Dividends

Dividends on Series A Preferred Stock accrue daily and will be cumulative from, and including, the date of original issue and shall be payable monthly at the rate of 9.375% per annum of its liquidation preference, which is equivalent to $2.34375 per annum per share. The first dividend on Series A Preferred Stock sold in the offering was payable on December 31, 2017 (in the amount of $0.299479 per share) to the holders of record of the Series A Preferred Stock at the close of business on December 15, 2017 and thereafter for each subsequent quarter in the amount of $0.5839375 per share. The Company recorded approximately $8.0 million and $6.5 million of dividends in Additional Paid in Capital on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

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

Stock-Based Compensation

As of December 31, 2021, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). In 2007, the Company’s Board of Directors adopted and stockholders approved the 2007 Plan authorizing the Company to grant up to 6,000,000 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, stock options and other types of grants. In 2013, the Company’s Board of Directors adopted and stockholders approved the 2013 Plan authorizing the Company to grant up to 2,300,000 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, stock options and other types of grants. In 2015, the Company’s Board of Directors and stockholders approved an increase of 7,700,000 shares for the 2013 Plan and in 2020, the Company’s Board of Directors and stockholders approved an increase of 3,000,000 shares bringing the total number of shares approved under this plan to 13,000,000, with the aggregate total of authorized shares available for grants under the 2007 Plan and the 2013 Plan of up to 19,000,000 shares. An aggregate 16,506,003 shares have been granted under both the Company’s 2007 and 2013 plans, net of cancellations, and 2,493,997 shares were available for issuance as of December 31, 2021.

Certain partner companies have their own equity compensation plan under which shares are granted to eligible employees, directors and consultants in the form of restricted stock, stock options, and other types of grants of stock of the respective partner company’s common stock. The table below provides a summary of those plans as of December 31, 2021:

Partner		Shares	Shares available at
Company	Stock Plan	Authorized	December 31, 2021
Aevitas	Aevitas Therapeutics, Inc. 2018 Long Term Incentive Plan	2,000,000	376,585
Avenue	Avenue Therapeutics, Inc. 2015 Stock Plan	4,000,000	1,827,336
Baergic	FBIO Acquisition Corp. III 2017 Incentive Plan	2,000,000	1,150,000
Cellvation	Cellvation Inc. 2016 Incentive Plan	2,000,000	300,000
Checkpoint	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Stock Plan	9,000,000	3,025,119
Cyprium	Cyprium Therapeutics, Inc. 2017 Stock Plan	2,000,000	575,000
Helocyte	DiaVax Biosciences, Inc. 2015 Incentive Plan	2,000,000	341,667
Journey	Journey Medical Corporation 2015 Stock Plan	3,000,000	1,020,661
Mustang	Mustang Bio, Inc. 2016 Incentive Plan	8,000,000	2,823,838
Oncogenuity	FBIO Acquisition Corp. VII 2017 Incentive Plan	2,000,000	1,600,000
UR-1	FBIO Acquisition Corp. VIII 2017 Incentive Plan	4,000,000	2,050,750

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

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the years ended December 31, 2021 and 2020

	Year Ended December 31,
($ in thousands)	2021	2020
Employee and non-employee awards	$8,603	$5,150
Executive awards of Fortress Companies' stock	1,446	1,504
Warrants	—	130
Partner Companies:
Avenue	442	710
Checkpoint	3,137	2,780
Mustang	3,308	2,987
Journey	2,466	153
Other	84	37
Total stock-based compensation expense	$19,486	$13,451

For the years ended 2021 and 2020, $4.3 million and $3.2 million was included in research and development expenses, and $15.2 million and $10.3 million was included in selling, general and administrative expenses, respectively.

Options

The following table summarizes Fortress stock option activities excluding activities related to partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2019	1,410,501	$4.30	$684,752	2.33
Exercised	(100,000)	1.18	—	—
Forfeited	(257,011)	2.57	—	—
Options vested and expected to vest at December 31, 2020	1,053,490	$5.02	$647,482	2.63
Forfeited	(35,000)	4.33	—	—
Options vested and expected to vest at December 31, 2021	1,018,490	$5.04	$368,344	1.68
Options vested and exercisable at December 31, 2021	1,018,490	$5.04	$368,344	1.68

During the years ended December 31, 2021 and 2020, there were no exercises of stock options.

As of December 31, 2021, the Company had no unrecognized stock-based compensation expense related to options.

Restricted Stock

Stock-based compensation expense from restricted stock awards and restricted stock units for the years ended December 31, 2021 and 2020 was $19.5 million and $12.5 million, respectively.  Restricted stock awards and restricted stock unit awards are expensed under the straight-line method over the vesting period.  Expense for awards with performance-based vesting criteria will be measured and recorded if and when it becomes probable that the milestone will be achieved.

During 2021, the Company granted 2.3 million restricted shares of its Common Stock to executives and directors of the Company and 1.4 million restricted stock units to employees and non-employees of the Company. The fair value of the restricted stock awards issued during 2021 of $7.4 million and the fair value of the restricted stock unit awards issued during 2021 of $5.5 million were estimated on the grant date using the Company’s stock price as of the grant date.  The 2021 restricted stock awards and restricted stock unit awards vest upon both the passage of time as well as meeting certain performance criteria.

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

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2019	13,768,014	$2.46
Restricted stock granted	1,873,072	2.57
Restricted stock vested	(230,000)	2.78
Restricted stock units granted	630,126	3.82
Restricted stock units forfeited	(148,750)	3.30
Restricted stock units vested	(384,958)	3.49
Unvested balance at December 31, 2020	15,507,504	$2.49
Restricted stock granted	2,330,678	3.17
Restricted stock vested	(374,825)	2.69
Restricted stock units granted	1,405,842	3.92
Restricted stock units forfeited	(96,750)	3.49
Restricted stock units vested	(712,449)	3.54
Unvested balance at December 31, 2021	18,060,000	$2.64

The total fair value of restricted stock units and awards that vested during the years ended December 31, 2021 and 2020 was $3.5 million and $2.0 million, respectively. As of December 31, 2021, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock and restricted stock unit awards of $19.4 million and $4.3 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years and 2.1 years, respectively. This amount does not include 0.1 million restricted stock units as of December 31, 2020 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Deferred Compensation Plan

On March 12, 2015, the Company’s Compensation Committee approved the Deferred Compensation Plan allowing all non-employee directors the opportunity to defer all or a portion of their fees or compensation, including restricted stock and restricted stock units. During the year ended December 31, 2021 and 2020, certain non-employee directors elected to defer an aggregate of 230,000 and 230,000 restricted stock awards, respectively, under this plan.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of December 31, 2021, 694,729 shares have been purchased and 305,271 shares are available for future sale under the Company’s ESPP. The Company recognized share-based compensation expense of $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2019	2,741,180	$3.19	$111,000	2.73
Granted	1,849,450	3.14	101,000	—
Forfeited	(9)	3.00	2	—
Outstanding as of December 31, 2020	4,590,621	$3.17	$607,848	4.85
Expired	(60,000)	1.37	—
Forfeited	(25,000)	3.00	—
Outstanding as of December 31, 2021	4,505,621	$3.20	$68,800	3.93
Exercisable as of December 31, 2021	4,370,621	$3.23	$8,500	3.86

During 2020, in connection with the issuance of the Oaktree Note, the Company issued warrants to purchase 1,749,450 shares of common stock; in connection with a consulting agreement the Company issued warrants to purchase 100,000 shares of common stock.  The relative fair value of the Oaktree warrants was recorded to debt discount and is being amortized over the term of the Oaktree Note (see Note 10).  As of December 31, 2021, the Company had no unrecognized stock-based compensation expense related to warrants.

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

On January 1, 2022 and 2021, the Compensation Committee granted 1,102,986 and 1,030,339 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants, made in accordance with the LTIP, represent 1% of total outstanding shares of the Company as of the dates of such grants and were granted in recognition of their performance in 2021 and 2020. The shares will vest in full once both of the following conditions are met: (i) the Company’s market capitalization has increased by a minimum of $100.0 million, and (ii) the employee is either in the service of the Company as an employee or as a Board member (or both) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary separation from service (as defined in the LTIP). The Company’s repurchase option on such shares will also lapse upon the occurrence of a corporate transaction (as defined in the LTIP) if the eligible employee is in service on the date of the corporate transaction. The fair value of each grant on the grant date was approximately $2.8 million for the 2022 grant and $3.3 million for the 2021 grant. For the year ended December 31, 2021 and 2020, the Company recorded stock compensation expense of approximately $3.8 million and $2.5 million, respectively related to the LTIP grants on the Consolidated Statements of Operations.

Capital Raises

2021 Shelf

On July 23, 2021, the Company filed a shelf registration statement 333-255185  on Form S-3, which was declared effective on July 30, 2021 (the "2021 Shelf"). No securities have been drawn down under the 2021 Shelf.

Common Stock At the Market Offering and 2020 Shelf

On May 18, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective on May 26, 2020 (the "2020 Shelf"). In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement ("2020 Common ATM"), governing potential sales of the Company's common stock. ATM  activity since June 1, 2020 were made under the 2020 Shelf.

For the year ended December 31, 2021, the Company issued approximately 3.1 million shares of common stock at an average price of $3.05 per share for gross proceeds of $9.4 million. In connection with these sales, the Company paid aggregate fees of $0.3 million.  Approximately $17.4 million of securities remain available for sale under the 2020 Shelf at December 31, 2021.

On July 23, 2021, the Company filed shelf registration statement 333-255185 on Form S-3, which was declared effective on July 30, 2021 (the “2021 Shelf”).  No securities have been drawn down under the 2021 Shelf.

2019 Common Stock At the Market Offering

On June 28, 2019, the Company entered into an At Market Issuance Sales Agreement (“2019 Common ATM”) governing potential sales of the Company’s common stock. Under the 2019 Common ATM, the Company paid the agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. For the year ended December 31, 2020, the Company issued approximately 17.4 million shares of common stock, at an average selling price of $2.73 per share for gross proceeds of $47.5 million.  In connection with these sales, the Company paid aggregate fees of approximately $1.4 million.

2019 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Offering

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

All of the Company’s Perpetual Preferred Offerings were made under the 2020 Shelf.

Journey

Journey’s common stock began trading on the Nasdaq Capital Market on November 12, 2021 under the ticker symbol “DERM.” On November 16, 2021, Journey completed an initial public offering (the “Journey IPO”) whereby it sold 3,520,000 shares of its common stock at a price of $10.00 per share for gross proceeds of $35.2 million, before deducting underwriting discounts and other offering costs of $4.6 million for net proceeds of $30.6 million.

In March 2021, Journey commenced an offering of 8% Cumulative Convertible Class A Preferred Stock (“Journey Preferred Offering”) in an aggregate minimum amount of $12.5 million and an aggregate maximum amount of $30.0 million. The Journey Preferred Offering terminated on July 18, 2021. Journey issued an aggregate of 758,680 Class A Preferred shares at a price of $25.00 per share, for gross proceeds of $19.0 million. Following the payment of placement agent fees of $1.9 million, and other expenses of $0.1 million, Journey received $17.0 million in net proceeds. Due to the Journey IPO in November 2021 as noted above, the Journey Preferred Stock converted into 2,231,346 shares of Journey common stock.

Checkpoint

In November 2017, Checkpoint filed a shelf registration statement on Form S-3 (No. 333-221493) (the "Checkpoint 2017 S-3"), which was declared effective in December 2017. Under the Checkpoint S-3, Checkpoint may sell up to a total of $100 million of its securities. In connection with the Checkpoint S-3, Checkpoint entered into an At-the-Market Issuance Sales Agreement (the "Checkpoint 2017 ATM") relating to the sale of shares of common stock. Under the Checkpoint 2017 ATM, Checkpoint pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. The Checkpoint 2017 S-3 expired in December 2020.

In September 2020, Checkpoint completed an underwritten public offering in which it sold 7,321,429 shares of its common stock at a price of $2.80 per share for gross proceeds of approximately $20.5 million. Total net proceeds from the offering were approximately $18.9 million, net of underwriting discounts and offering expenses of approximately $1.6 million.

In November 2020, Checkpoint filed a shelf registration statement on Form S-3 (the “Checkpoint 2020 S-3”), which was declared effective in December 2020. Under the Checkpoint 2020 S-3, Checkpoint may sell up to a total of $100 million of its securities. In connection with the Checkpoint 2020 S-3, Checkpoint entered into an ATM (the “Checkpoint 2020 ATM”) with the Agents relating to the sale of shares of Checkpoint’s common stock. Under the Checkpoint 2020 ATM, Checkpoint pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Checkpoint’s common stock.

During the year ended December 31, 2020, Checkpoint sold a total of 5,104,234 shares of common stock under the Checkpoint 2017 ATM and Checkpoint 2020 ATM combined for aggregate total gross proceeds of approximately $12.8 million at an average selling price of $2.50 per share, resulting in net proceeds of approximately $12.4 million after deducting commissions and other transaction costs.

During the year ended December 31, 2021, Checkpoint sold a total of 11,899,983 shares of common stock under the Checkpoint 2020 ATM for aggregate total gross proceeds of approximately $41.3 million at an average selling price of $3.47 per share, resulting in net proceeds of approximately $40.4 million after deducting commissions and other transaction costs.

As of December 31, 2021, approximately $54.6 million of the shelf remains available for sale under the Checkpoint 2020 S-3.

Pursuant to the Founders Agreement, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of Checkpoint common stock issued in the offerings noted above. Accordingly, Checkpoint issued 297,490 shares and 310,625 shares to Fortress for the year ended December 31, 2021 and 2020, respectively.

Mustang

On April 23, 2021, Mustang filed a shelf registration statement No. 333-255476 on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of December 31, 2021, $200 million of the Mustang 2021 S-3 remains available for sales of securities.

On July 13, 2018, Mustang filed a shelf registration statement No. 333-226175 on Form S-3 , as amended on July 20, 2018 (the "2018 Mustang S-3"), which was declared effective in August 2018. Under the 2018 Mustang S-3, Mustang may sell up to a total of $75.0 million of its securities. In connection with the 2018 Mustang S-3, Mustang entered into an At-the-Market Issuance Sales Agreement (the "Mustang ATM") relating to the sale of shares of common stock. Under the Mustang ATM, Mustang pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the ATM Agreement was amended to add H.C. Wainwright & Co., LLC as an Agent.

During the year ended December 31, 2021, the Company issued approximately 19.4 million shares of common stock at an average price of $3.70 per share for gross proceeds of $71.9 million under the ATM Agreement. In connection with these sales, the Company paid aggregate fees of approximately $1.3 million for net proceeds of approximately $70.6 million.

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

On June 11, 2020, Mustang entered into an underwriting agreement (the “Mustang Underwriting Agreement”). In connection with the Mustang Underwriting Agreement, Mustang issued 10,769,231 shares of common stock (plus a 30-day option to purchase up to an additional 1,615,384 shares of common stock, of which 686,373 were exercised) at a price of $3.25 per share for gross proceeds of approximately $37.2 million, before deducting underwriting discounts and commissions and offering expenses. In connection with the public offering, Mustang paid aggregate fees of approximately $2.4 million for net proceeds of approximately $34.8 million. The shares were sold under the Mustang S-3 registrations filed with the Securities and Exchange Commission. The offering closed on June 15, 2020, and the over-allotment closed on June 25, 2020.

Pursuant to the terms of the Second Amended and Restated Founders Agreement, Mustang issued to Fortress 2.5% of the aggregate number of shares of Mustang common stock issued in the offerings noted above. Accordingly, Mustang issued 576,157 shares of common stock and recorded 107,022 shares issuable to Fortress for the year ended December 31, 2021 and issued 730,795 common shares to Fortress for the year ended December 31, 2020.

Avenue

In November 2021, Avenue, pursuant to an underwritten public offering, sold 2,238,805 shares of its common stock at a price of $1.34 per share for gross proceeds of approximately $3.0 million. After deducting underwriting discounts and commissions and other expenses, net proceeds to Avenue from this underwritten public offering were $2.6 million.

In December 2021, Avenue, pursuant to an underwritten public offering, sold 1,910,100 shares of its common stock at a price of $1.07 per share for gross proceeds of approximately $2.0 million. After deducting underwriting discounts and commissions and other expenses, net proceeds to Avenue from this underwritten public offering were $1.8 million.

Cyprium

On August 28, 2020, Cyprium closed on an underwritten public offering whereby it sold 255,400 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium Perpetual Preferred Stock” or “Cyprium PPS”), plus an overallotment of an additional 64,600 shares, which was exercised on September 18, 2020 at a price of $25.00 per share for gross proceeds of $8.0 million, before deducting underwriting discounts and commissions and offering expenses of approximately $0.9 million (the “Cyprium Offering”).

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

Cyprium paid $0.7 million in dividends for the year ended December 31, 2021, and $0.2 million in dividends for the year ended December 31, 2020, including the initial dividend of $49,883 ($0.19531 per share) paid to shareholders of record on September 30, 2020.

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

Most of the Company’s lease liabilities result from the lease of its New York City, NY office, which expires in 2031 and Mustang’s Worcester, MA cell processing facility lease, which expires in 2026. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options.  The Company does not act as a lessor or have any leases classified as financing leases. At December 31, 2021, the Company had operating lease liabilities of $23.1 million and right of use assets of $19.0 million, which are included in the Company’s Consolidated Balance Sheet.

During the years ended December 31, 2021 and 2020, the Company recorded $3.3 million and $3.2 million, respectively, as lease expense to current period operations.

	Year Ended December 31,

($ in thousands)	2021	2020
Lease Cost
Operating lease cost	$3,253	$3,246
Shared lease costs	(1,835)	(1,873)
Variable lease cost	727	593
Total lease expense	$2,145	$1,966

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Year Ended December 31,
($ in thousands)	2021	2020
Operating cash flows from operating leases	$(3,366)	$(2,958)
Right-of-use assets exchanged for new operating lease liabilities	$207	$634
Weighted-average remaining lease term – operating leases (years)	5.2	5.7
Weighted-average discount rate – operating leases	6.3%	6.3%

Future Lease
($ in thousands)	Liability
Year Ended December 31, 2022	$3,498
Year Ended December 31, 2023	3,270
Year Ended December 31, 2024	3,206
Year Ended December 31, 2025	3,241
Year Ended December 31, 2026	3,243
Other	14,014
Total operating lease liabilities	30,472
Less: present value discount	(7,381)
Net operating lease liabilities, short-term and long-term	$23,091

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term. Rent expense for the years ended December 31, 2021 and 2020 was $2.1 million and $2.0 million, respectively.

Indemnification

In accordance with its certificate of incorporation, bylaws and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance to address such claims. The Company and its partner companies also provide indemnification of contractual counterparties without limitation to clinical sites, service providers and licensors.

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

Qbrexza

On March 31, 2021 Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”), and the transaction closed on May 14, 2021. Pursuant to the terms of the agreement, Journey acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon closing of the Qbrexza purchase, Journey became substituted for Dermira as the plaintiff in, and is currently vigorously litigating, U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Perrigo Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) (N/K/A Padagis Israel Pharmaceuticals Ltd.) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that Journey acquired pursuant to the Qbrexza APA. The Perrigo Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Perrigo Patent Litigation is scheduled for September 19, 2022. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

On March 4, 2022, Journey filed a complaint against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. in the U.S. District Court of Delaware (the “Teva Patent Litigation”) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that were acquired pursuant to the Qbrexza APA. The Teva Patent Litigation was initiated following the submission by Teva, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Teva is subject to a 30-month stay preventing it from selling a generic version. The stay should expire no earlier than August 8, 2024. Trial in the Teva Patent Litigation has not yet been scheduled. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

Amzeeq

In January 2022, Journey acquired Amzeeq (minocycline) topical foam, 4%, and Zilxi (minocycline) topical foam, 1.5%, two FDA-Approved Topical Minocycline Products and Molecule Stabilizing Technology (MST)™ from VYNE Therapeutics, Inc. Upon completion of the acquisition from VYNE, Journey became substituted for VYNE as the plaintiff in U.S. patent litigation commenced by VYNE on August 9, 2021 in the U.S. District Court of Delaware (the “Padagis Patent Litigation”) against Padagis Israel Pharmaceuticals Ltd. (F/K/A Perrigo Israel Pharmaceuticals Ltd.) (“Padagis”) alleging infringement of certain patents covering Amzeeq® (the “Amzeeq® Patents”), which are included among the proprietary rights to Amzeeq® that were acquired pursuant to the APA. The Padagis Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (the “ANDA”). The ANDA seeks approval to market a generic version of Amzeeq® prior to the expiration of the Amzeeq® Patents and alleges that the Amzeeq® Patents are invalid. Padagis is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on December 30, 2023. Journey is seeking, among other relief, an order that the effective date of any United States Food and Drug Administration approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Trial in the Padagis Patent Litigation is scheduled for July 10, 2023. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

16. Employee Benefit Plan

On January 1, 2008, the Company adopted a defined contribution 401(k) plan which allows employees to contribute up to a percentage of their compensation, subject to IRS limitations and provides for a discretionary Company match up to a maximum of 4% of employee compensation. For the years ended December 31, 2021 and 2020, the Company paid a matching contribution of $0.8 million and $0.5 million, respectively.

17. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 10.3% and 9.9% of the Company’s issued and outstanding Common Stock as of December 31, 2021 and 2020, respectively. The Company’s Executive Vice Chairman, Strategic Development individually owns approximately 11.1% and 10.8% of the Company’s issued and outstanding Common Stock at December 31, 2021 and 2020, respectively.

Shared Services Agreement with TGTX

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, the Company invoiced TGTX $0.4 million and $0.6 million, and received payments of $0.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the Agreement, Journey will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering. For the year ended December 31, 2021, the Company’s employees have provided services to Journey totaling approximately $0.6 million.  Upon completion of Journey’s initial public offering in November 2021 (see Note 14) $0.5 million was converted into 52,438 shares of Journey common stock at the initial public offering price of $10.00 per share.

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay 65% of the average annual rent. Additionally, the Company has reserved the right to execute desk share agreements with other third parties and those arrangements will affect the cost of the lease actually borne by the Company. Each initial Desk Share Agreement has a term of five years. In connection with the Company’s Desk Share Agreement with TGTX for the New York, NY office space, for the years ended December 31, 2021 and 2020, the Company had paid $2.7 million and $2.6 million in rent, respectively, and invoiced TGTX approximately $1.5 million and $1.6 million respectively, for their prorated share of the rent base. At December 31, 2021, there were no amounts due from TGTX related to this arrangement.

As of July 1, 2018, TGTX employees began to occupy desks in the Waltham, MA office under the Desk Share Agreement. TGTX began to pay their share of the rent based on actual percentage of the office space occupied on a month by month basis. For the years ended December 31, 2021 and 2020, the Company had paid approximately $0.2 million and $0.3 million in rent for the Waltham, MA office, and invoiced TGTX approximately $0.1 million and $0.1 million, respectively.

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

Journey Promissory Note

On September 30, 2021, the Company increased the Journey promissory note by $9.5 million in response to a cyber incident that occurred at Journey and resulted in $9.5 million of fraudulent payments.  The $9.5 million contribution was approved by the boards of directors of both the Company and Journey, and ensured that Journey’s accounts payable function continued to operate smoothly.  This contribution, along with the $5.2 million already outstanding under the Journey Promissory Note, converted into 1,476,044 shares of Journey common stock upon completion of Journey’s initial public offering in November 2021 (see Note 14)  at the initial public offering price of $10.00 per share.  The amounts associated with the Journey Promissory Note are eliminated in the consolidated balance sheets.

2019 Notes (formerly the Opus Credit Facility)

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

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Partner Company	Effective Date [1]	capitalization	Issued
Aevitas	July 28, 2017	2.5%	Common Stock
Avenue	February 17, 2015	0.0%[2]	Common Stock
Baergic	December 17, 2019 [4]	2.5%	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Checkpoint	March 17, 2015	0.0%[3]	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Helocyte	March 20, 2015	2.5%	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Oncogenuity	April 22, 2020 [4]	2.5%	Common Stock
UR-1	November 7, 2017 [4]	2.5%	Common Stock

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

Equity Fees

The following table summarizes, by subsidiary, the PIK dividend or equity fee recorded by the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the partner companies’ certificates of incorporation for the years ended December 31, 2021 and 2020 ($ in thousands):

	PIK Dividend	Year Ended	Year Ended
Partner company	Date	December 31, 2021[1]	December 31, 2020
Aevitas	January 1	$22	$11
Baergic	January 1	10	10
Cellvation	January 1	9	7
Checkpoint	January 1	6,598	4,617
Cyprium	January 1	1,304	711
Helocyte	January 1	141	138
Mustang	January 1	4,212	7,577
Oncogenuity	January 1	5	—
UR-1		26	—
Fortress		(12,327)	(13,071)
Total		$—	$—

Note 1:   Includes 2022 PIK dividend accrued for the year ended December 31, 2021, as Type 1 subsequent event.

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

The following table summarizes, by partner company, the effective date of the MSA and the annual consulting fee payable by the subsidiary to the Company in quarterly installments ($ in thousands):

		Year Ended December 31,
Partner company	Effective Date	2021	2020
Aevitas	July 28, 2017	$500	$500
Avenue [1]	February 17, 2015	—	—
Baergic	March 9, 2017	500	500
Cellvation	October 31, 2016	500	500
Checkpoint	March 17, 2015	500	500
Cyprium	March 13, 2017	500	500
Helocyte	March 20, 2015	500	500
Mustang	March 13, 2015	500	500
Oncogenuity	February 10, 2017	500	500
UR-1	November 7, 2017	500	—
Fortress		(4,500)	(4,000)
Consolidated (Income)/Expense		$—	$—

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

The components of the income tax provision are as follows:

	For the years ended December 31,
($ in thousands)	2021	2020
Current
Federal	$—	$—
State	473	136
Deferred
Federal	—	—
State	—	—
Total	$473	$136

For the years ended December 31, 2021 and 2020, income tax expense was $0.5 million and $0.1 million, respectively, resulting in an effective income tax rate of 0% and 0%. The increase in income tax expense in 2021 is due to additional state tax return filings.

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards (“NOL”) in the accompanying consolidated financial statements and has established a valuation allowance of $251.1 million against its net deferred tax assets. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The significant components of the Company’s deferred taxes consist of the following:

	As of December 31,
($ in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$180,994	$152,295
Amortization of license fees	31,556	20,628
Amortization of in-process R&D	384	415
Stock compensation	13,560	14,732
Lease liability	6,965	7,306
Accruals and reserves	2,265	1,570
Tax credits	23,239	16,326
Startup costs	49	54
Unrealized gain/loss on investments	420	1,075
State taxes	215	41
Business interest limitation	7	—
Reserve on Sales Return, Discount and Bad Debt	1,883	1,455
Total deferred tax assets	261,537	215,897
Less: valuation allowance	(251,052)	(203,930)
Net deferred tax assets	$10,485	$11,967

Deferred tax liabilities:
Right of use asset	$(5,732)	$(6,050)
Basis in subsidiary	(4,753)	(1,113)
Fair Value adjustment on investment in Caelum	—	(4,804)
Total deferred tax assets, net	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	For the Year Ended December 31,
	2021	2020
Percentage of pre-tax income:
U.S. federal statutory income tax rate	21%	21%
State taxes, net of federal benefit	10%	11%
Credits	4%	4%
Non-deductible items	(3)%	(1)%
Provision to return	—%	1%
Stock based compensation shortfall	(1)%	(1)%
Change in state rate	1%	—%
Change in valuation allowance	(29)%	(35)%
Change in subsidiary basis	(2)%	1%
Other	(1)%	(1)%
Effective income tax rate	—%	—%

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Realization of the deferred tax assets is substantially dependent on the Company’s ability to generate sufficient taxable income within certain future periods. Management has considered the Company’s history of cumulative tax and book losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of December 31, 2021 and 2020. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by a net $47 million during the current year.

The Company has incurred net operating losses (“NOLs”) since inception. At December 31, 2021, the Company had federal NOLs of $615 million, which will begin to expire in the year 2032, state NOLs of $797.3 million, which will begin to expire in 2022, and federal income tax credits of $21.9 million and state income tax credits of $1.8 million, which will begin to expire in 2028. Approximately $409.7 million of the federal NOLs and $3.1 million of the state NOLs can be carried forward indefinitely. Under the provisions of Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOLs and income tax credits carryforwards to offset future tax liabilities. It appears the Company  underwent previous ownership changes potentially limiting its use of tax attributes. The Company has recorded a full valuation allowance on all of its deferred tax assets, as it believes that it is more likely than not that the deferred tax assets will not be realized regardless of whether an “ownership change” has occurred.

As of December 31, 2021, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.  The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2021. The NOLs from tax years 2008 through 2020 remain open to examination (and adjustment) by the Internal Revenue Service and state taxing authorities. In addition, federal tax years ending December 31, 2018, 2019 and 2020 are open for assessment of federal taxes. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

Coronavirus Aid, Relief and Economic Security Act ("CARES Act")

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2021 or 2020. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Paycheck Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2021 or 2020.

19. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company’s segments are the same as those described in Note 2. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment:

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Year Ended December 31, 2021	Sales	Development	Consolidated
Net revenue	$63,134	$5,657	$68,791
Cost of goods - product revenue	(32,084)	—	(32,084)
Research and development	(16,558)	(112,307)	(128,865)
Selling, general and administrative	(39,895)	(46,948)	(86,843)
Wire transfer fraud loss	(9,540)	—	(9,540)
Other income	(7,479)	31,667	24,188
Income tax expense	—	(473)	(473)
Segment loss	$(42,422)	$(122,404)	$(164,826)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Year Ended December 31, 2020	Sales	Development	Consolidated
Net revenue	$44,531	$1,068	$45,599
Cost of goods - product revenue	(14,594)	—	(14,594)
Research and development	—	(64,109)	(64,109)
Selling, general and administrative	(22,100)	(39,066)	(61,166)
Other expense	(697)	(7,882)	(8,579)
Income tax expense	(96)	(40)	(136)
Segment income (loss)	$7,044	$(110,029)	$(102,985)

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2021	Sales	Development	Total Assets
Intangible assets, net	$12,552	$—	$12,552
Tangible assets	84,732	299,219	383,951
Total segment assets	$97,284	$299,219	$396,503

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2020	Sales	Development	Total Assets
Intangible assets, net	$14,629	$—	$14,629
Tangible assets	35,422	283,362	318,784
Total segment assets	$50,051	$283,362	$333,413

20. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenues

Journey has the following actively marketed products, Qbrexza®, Accutane®, Targadox®, Ximino®, Exelderm®, and Luxamend®. All of Journey’s product revenues are recorded in the U.S. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s related party revenue is from Checkpoint’s collaborations with TGTX (see Note 17).

The table below summarizes the Company’s revenue for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Revenue
Targadox®	$22,378	$30,708
Ximino®	8,247	9,518
Exelderm®	5,363	4,453
Accutane®	10,053	—
Qbrexza®	17,056	—
Other branded revenue	37	(148)
Collaboration revenue	5,389	—
Revenue – related party	268	1,068
Net revenue	$68,791	$45,599

Significant Customers

For the years ended December 31, 2021, none of the Company’s Dermatology Products customers accounted for more than 10.0% of its total gross product revenue.

At December 31, 2021, two of Journey’s customers accounted for more than 10% of its total accounts receivable balance at 16.3% and 12.9%.  As of December 31, 2020, one of the Company’s Dermatology Products customers accounted for 12% of its total accounts receivable balance.

21. Subsequent Events

VYNE Therapeutics Product Acquisition (“VYNE Product Acquisition”)

On January 13, 2022 Journey entered into a definitive agreement with VYNE Therapeutics, Inc. (“VYNE”) to acquire its Molecule Stabilizing Technology (“MST”)™ franchise for an upfront payment of $20.0 million and an additional $5.0 million on the one (1)-year anniversary of the closing. The agreement also provides for contingent net sales milestone payments. The Company acquired Amzeeq (minocycline) topical foam, 4%, and Zilxi (minocycline) topical foam, 1.5%, two FDA-Approved Topical Minocycline Products and Molecule Stabilizing Technology (MST)™.

Maruho Milestone Payment

On February 11, 2022, Journey announced that its exclusive out-licensing partner in Japan received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved Qbrexza®) for the treatment of primary axillary hyperhidrosis, triggering a net $2.5 million milestone payment to Journey. The net payment reflects a milestone payment of $10 million to Journey from their exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), offset by a $7.5 million payment to Dermira, Inc., pursuant to the terms of the Asset Purchase Agreement between Journey and Dermira Inc.  In conjunction with the terms of the licensing agreement with Maruho, the milestone payment was due from Maruho within 30 days of the approval. Journey acquired global rights to Qbrexza® from Dermira Inc. in 2021.

Amendment to the East West Bank Working Capital Line of Credit

On January 12, 2022, Journey entered into a third amendment (the “Amendment”) of its loan and security agreement with East West Bank, which increased the borrowing capacity of Journey’s revolving line of credit to $10.0 million, from $7.5 million, and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026.  The term loan includes two tranches, the first of which is a $15.0 million term loan and the second of which is a $5.0 million term loan. On January 12, 2022, Journey borrowed $15.0 million against the first tranche of the term loan to facilitate the VYNE Product Acquisition.  The term loan bears interest on its outstanding daily balance at a floating rate equal to 1.73% above the prime rate and is payable monthly, on the first calendar day each month. The term loans contain an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date.  Journey may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions as well as audit provisions.

Runway Growth Capital LLC Debt Facility

On March 8, 2022, Mustang announced completion of a $75 million long-term debt facility with Runway Growth Capital LLC (“Runway”).  Of the $75 million, $30 million was funded upon closing, and the additional $45 million available under the facility may be funded upon Mustang’s achieving certain predetermined milestones.  The loan will be repaid in sixty monthly payments consisting of 24 monthly payments of interest only, followed by 36 monthly payments of principal and accrued interest, payable monthly in arrears, with all repayments ending on the same date as the initial tranche.  The interest-only period may be extended to 36 months contingent upon Mustang achieving certain milestones.  In connection with the debt financing, Mustang issued to Runway warrants to purchase up to 748,036 of its common shares at an exercise price of $0.8021 per share.  Proceeds from the facility will be used to support the ongoing clinical development of key investigational product candidates within Mustang’s pipeline and for general working capital purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress Biotech, Inc.

March 28, 2022	By:	/s/ Lindsay A. Rosenwald, M.D.
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

Signature	Title	Date

/s/ Lindsay A. Rosenwald, M.D.	Chairman of the Board of Directors, President and Chief	March 28, 2022
Lindsay A. Rosenwald, M.D.	Executive Officer (Principal Executive Officer)

/s/ Robyn M. Hunter	Chief Financial Officer	March 28, 2022
Robyn M. Hunter	(Principal Financial Officer)

/s/ Eric K. Rowinsky, M.D.	Vice Chairman of the Board of Directors	March 28, 2022
Eric K. Rowinsky, M.D.

/s/ Michael S. Weiss	Executive Vice Chairman, Strategic Development and	March 28, 2022
Michael S. Weiss	Director

/s/ Jimmie Harvey, Jr., M.D.	Director	March 28, 2022
Jimmie Harvey, Jr., M.D.

/s/ Malcolm Hoenlein	Director	March 28, 2022
Malcolm Hoenlein

/s/ Dov Klein	Director	March 28, 2022
Dov Klein

/s/ J. Jay Lobell	Director	March 28, 2022
J. Jay Lobell

/s/ Kevin L. Lorenz, J.D.	Director	March 28, 2022
Kevin Lorenz