Form 10-Q
period 2022-03-31
Fortress Biotech, Inc.
filed 2022-05-12
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of May 9, 2022
Common Stock, $0.001 par value	107,413,121
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

3

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

4

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

5

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$287,511	$305,744
Accounts receivable, net	31,183	23,112
Inventory	16,137	9,862
Other receivables - related party	631	678
Prepaid expenses and other current assets	5,724	7,066
Total current assets	341,186	346,462

Property, plant and equipment, net	14,430	15,066
Operating lease right-of-use asset, net	18,565	19,005
Restricted cash	2,220	2,220
Intangible asset, net	30,457	12,552
Other assets	1,072	1,198
Total assets	$407,930	$396,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$91,268	$90,660
Deferred revenue	2,034	2,611
Income taxes payable	346	345
Operating lease liabilities, short-term	2,129	2,104
Partner company line of credit	—	812
Partner company installment payments - licenses, short-term (net of imputed interest of $637 and $490 as of March 31, 2022 and December 31, 2021, respectively)	7,363	4,510
Total current liabilities	103,140	101,042

Notes payable, long-term (net of debt discount of $10,994 and $7,063 as of March 31, 2022 and December 31, 2021, respectively)	85,056	42,937
Operating lease liabilities, long-term	20,454	20,987
Partner company installment payments - licenses, long-term (net of imputed interest of $284 and $373 as of March 31, 2022 and December 31, 2021, respectively)	3,716	3,627
Other long-term liabilities	1,986	2,033
Total liabilities	214,352	170,626

Commitments and contingencies (Note 12)

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, liquidation value of $25.00 per share	3	3
Common stock, $.001 par value, 170,000,000 shares authorized, 106,321,875 and 101,435,505 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	106	101
Additional paid-in-capital	660,973	656,033
Accumulated deficit	(563,223)	(547,463)
Total stockholders' equity attributed to the Company	97,859	108,674

Non-controlling interests	95,719	117,203
Total stockholders' equity	193,578	225,877
Total liabilities and stockholders' equity	$407,930	$396,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Product revenue, net	$20,796	$10,719
Collaboration revenue	577	800
Revenue - related party	52	68
Other revenue	2,500	—
Net revenue	23,925	11,587

Operating expenses
Cost of goods sold - product revenue	8,203	3,908
Research and development	36,722	20,028
Research and development - licenses acquired	—	126
Selling, general and administrative	26,270	17,542
Total operating expenses	71,195	41,604
Loss from operations	(47,270)	(30,017)

Other income (expense)
Interest income	142	227
Interest expense and financing fee	(2,350)	(2,189)
Change in fair value of investments	—	5,913
Total other income (expense)	(2,208)	3,951
Net loss	(49,478)	(26,066)

Net loss attributable to non-controlling interests	33,718	17,244
Net loss attributable to common stockholders	$(15,760)	$(8,822)

Net loss per common share - basic and diluted	$(0.57)	$(0.32)
Net loss per common share attributable to non - controlling interests - basic and diluted	$(0.39)	$(0.21)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.18)	$(0.11)

Weighted average common shares outstanding - basic and diluted	86,255,142	80,851,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended March 31, 2022

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2021	3,427,138	$3	101,435,505	$101	$656,033	$(547,463)	$117,203	$225,877
Stock-based compensation expense	—	—	—	—	5,563	—	—	5,563
Issuance of common stock related to equity plans	—	—	2,469,969	3	(3)	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	2,416,401	2	4,224	—	—	4,226
Preferred A dividends declared and paid	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	10,783	—	—	10,783
Issuance of common stock under partner company’s ESPP	—	—	—	—	116	—	—	116
Partner company’s dividends declared and paid	—	—	—	—	(187)	—	—	(187)
Partner company’s net settlement of shares withheld for taxes	—	—	—	—	(1,698)	—	—	(1,698)
Partner company’s warrants issued in conjunction with debt	—	—	—	—	384	—	—	384
Non-controlling interest in partner companies	—	—	—	—	(12,234)	—	12,234	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(33,718)	(33,718)
Net loss attributable to common stockholders	—	—	—	—	—	(15,760)	—	(15,760)
Balance as of March 31, 2022	3,427,138	$3	106,321,875	$106	$660,973	$(563,223)	$95,719	$193,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended March 31, 2021

	Series A Perpetual								Total
	Preferred Stock		Common Stock			Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount		Capital	Deficit	Interests	Equity
Balance as of December 31, 2020	3,427,138	$3	94,877,492	$95	`	$583,000	$(482,760)	$96,661	$196,999
Stock-based compensation expense	—	—	—	—		3,773	—	—	3,773
Issuance of common stock related to equity plans	—	—	2,385,562	2		(2)	—	—	—
Preferred A dividends declared and paid	—	—	—	—		(2,007)	—	—	(2,007)
Partner company’s at-the-market offering, net	—	—	—	—		71,422	—	—	71,422
Partner company’s exercise of options for cash	—	—	—	—		7	—	—	7
Issuance of common stock under partner company’s ESPP	—	—	—	—		158	—	—	158
Partner company’s dividends declared and paid	—	—	—	—		(187)	—	—	(187)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—		126	—	—	126
Non-controlling interest in partner companies	—	—	—	—		(58,906)	—	58,906	—
Net loss attributable to non-controlling interest	—	—	—	—		—	—	(17,244)	(17,244)
Net loss attributable to common stockholders	—	—	—	—		—	(8,822)	—	(8,822)
Balance as of March 31, 2021	3,427,138	$3	97,263,054	$97		$597,384	$(491,582)	$138,323	$244,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(49,478)	$(26,066)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	739	603
Bad debt (reserve) expense	(76)	70
Amortization of debt discount	389	309
Non-cash interest	203	221
Amortization of product revenue license fee	1,017	584
Amortization of operating lease right-of-use assets	440	415
Stock-based compensation expense	5,563	3,773
Issuance of partner company’s common shares for research and development expenses	—	126
Change in fair value of investment in Caelum	—	(5,913)
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(7,995)	(160)
Inventory	(234)	(887)
Other receivables - related party	47	(105)
Prepaid expenses and other current assets	1,342	1,206
Other assets	126	(108)
Accounts payable and accrued expenses	2,188	(2,457)
Deferred revenue	(577)	7,200
Income taxes payable	1	—
Lease liabilities	(508)	(453)
Other long-term liabilities	(47)	(46)
Net cash used in operating activities	(46,860)	(21,688)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,337)	(458)
Acquisition of VYNE products	(20,000)	—
Net cash used in investing activities	(21,337)	(458)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(2,008)	$(2,007)
Proceeds from issuance of common stock for at-the-market offering, net	4,226	—
Proceeds from partner companies' ESPP	116	158
Partner company’s dividends declared and paid	(187)	(187)
Payment of costs related to partner company's sale of stock	(371)	—
Proceeds from partner companies' at-the-market offering, net	10,783	71,363
Payment of costs related to partner company's preferred stock offering	—	(13)
Proceeds from exercise of partner companies’ equity grants	—	7
Partner company’s net settlement of shares withheld for taxes	(1,698)	—
Payment of debt issuance costs associated with Oaktree Note	—	(13)
Repayment of partner company installment payments - licenses	(2,000)	(1,800)
Payment of debt issuance costs associated with partner company convertible preferred shares	(214)	11,184
Proceeds from partner company long-term debt	45,000	—
Payment of debt issuance costs associated with partner company long-term debt	(2,871)	—
Repayment of partner company's line of credit	(812)	—
Net cash provided by financing activities	49,964	78,692
Net (decrease) increase in cash and cash equivalents and restricted cash	(18,233)	56,546
Cash and cash equivalents and restricted cash at beginning of period	307,964	234,996
Cash and cash equivalents and restricted cash at end of period	$289,731	$291,542

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,556	$1,670
Cash paid for tax	$107	$—

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$3	$2
Unpaid fixed assets	$36	$545
Partner company's unpaid intangible assets	$4,740	$400
Unpaid partner company’s at-the-market offering cost	$—	$25
Unpaid partner company’s debt offering cost	$1,065	$135
Partner company derivative warrant liability associated with partner company convertible preferred shares	$—	$362
Partner company’s warrants issued in conjunction with debt	$384	$—

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

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings. To date, four partner companies are publicly-traded, and two have consummated strategic partnerships with industry leaders AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc., (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”).

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of Avenue, Checkpoint and Mustang. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2022 (the “2021 Form 10-K”), from which the Company derived the balance sheet data at December 31, 2021, as well as Checkpoint’s Form 10-K, filed with the SEC on March 28, 2022, Mustang’s Form 10-K, filed with the SEC on March 23, 2022, Avenue’s Form 10-K, filed with the SEC on March 25, 2022, and Journey’s Form 10-K, filed with the SEC on March 28, 2022.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of March 31, 2022 and December 31, 2021, the Company had $2.2 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows at March 31, 2022, and 2021:

	March 31,
	2022	2021
Cash and cash equivalents	$287,511	$289,897
Restricted cash	2,220	1,645
Total cash and cash equivalents and restricted cash	$289,731	$291,542

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2021 Form 10-K.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for for smaller reporting companies in 2023. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

3. Collaboration and Stock Purchase Agreements

Cyprium

Agreement with Sentynl

On February 24, 2021, Cyprium entered into an asset purchase agreement with Sentynl. Pursuant to the terms of the agreement, Sentynl paid Cyprium an upfront fee of $8.0 million specifically earmarked to complete the CUTX-101 development program for the treatment of Menkes disease, through the filing of Cyprium’s New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”).  As further compensation, Cyprium will receive an additional $12.0 million to be paid (i) $3.0 million upon NDA acceptance by the FDA and (ii) $9.0 million upon FDA approval of the NDA and transfer of CUTX-101 to Sentynl.  The Company will recognize revenue associated with these future milestones based upon achievement.  At March 31, 2022, none of these future milestones were deemed probable.

Upon the transfer of CUTX-101 to Sentynl, Cyprium is eligible to earn an additional five potential sales milestones totaling $255.0 million in addition to royalties on CUTX-101 net sales ranging from mid-single digits up to the mid-twenties. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval for CUTX-101.

In connection with the $8.0 million upfront payment from Sentynl, the Company is recognizing revenue using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities.  Accordingly, revenue is

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

being recognized over the period in which the development activities are expected to occur.  For the three month period ending March 31, 2022 and 2021, the company recognized revenue of $0.6 million and $0.8 million, respectively.

4. Inventory

	March 31,	December 31,
($ in thousands)	2022	2021

Raw materials	$8,357	$5,572
Work-in-process	533	—
Finished goods	7,297	4,290
Inventory reserve	(50)	—
Total inventories	$16,137	$9,862

At March 31, 2022 included in finished goods inventory is a step up of $0.6 million related to the Vyne Product Acquisition (as defined in Note 6). This amount will be expensed within cost of sales as the inventory is sold to customers. For additional information on Journey’s acquisition of Vyne Products, please refer to Note 6.

5. Property, Plant and Equipment

Fortress’ property, plant and equipment consisted of the following:

	Useful Life	March 31,	December 31,
($ in thousands)	(Years)	2022	2021

Computer equipment	3	$743	$739
Furniture and fixtures	5	1,387	1,387
Machinery & equipment	5	6,634	6,550
Leasehold improvements	2-15	13,175	13,175
Buildings	40	581	581
Construction in progress [1]	N/A	2,043	2,028
Total property and equipment		24,563	24,460
Less: Accumulated depreciation		(10,133)	(9,394)
Property, plant and equipment, net		$14,430	$15,066

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended March 31, 2022 and 2021 was approximately $0.7 million and $0.6 million, respectively, and was recorded in both research and development expense and general and administrative expense in the Condensed Consolidated Statement of Operations.

6. Intangibles, net

VYNE Therapeutics Product Acquisition (“VYNE Product Acquisition”)

In January 2022, we acquired two FDA-Approved Topical Minocycline Products, Amzeeq (minocycline) topical foam 4%, and Zilxi (minocycline) topical foam, 1.5%, and a Molecule Stabilizing TechnologyTM proprietary platform from VYNE Therapeutics, Inc. (“VYNE”) for an upfront payment of $20.0 million and an additional $5.0 million payment on the one (1)-year anniversary of the closing (The "VYNE Product Acquisition"). This expands Journey’s product portfolio to seven actively marketed branded dermatology products. Journey also acquired certain associated inventory.

The VYNE Product Acquisition also provides for contingent net sales milestone payments. In the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450 million. In addition, Journey will pay VYNE 10% of any upfront payment received by Journey from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the VYNE Product Acquisition.

The following table summarizes the aggregate consideration transferred for the assets acquired by Journey in connection with the VYNE Product Acquisition:

($ in thousands)	Aggregate Consideration Transferred
Consideration transferred to VYNE at closing	$20,000
Fair value of deferred cash payment due January 2023	4,740
Transaction costs	223
Total consideration transferred at closing	$24,963

The fair value of the deferred cash payment is being accreted to the $5.0 million January 2023 cash payment over a one-year period through interest expense. The fair value of the deferred cash payment of $4.8 million at March 31, 2022 is included in partner company installment payments – short term on the condensed consolidated balance sheets.

The following table summarizes the assets acquired in the VYNE Product Acquisition:

($ in thousands)	Assets Recognized
Inventory	$6,041
Identifiable intangibles:
Amzeeq	15,162
Zilxi	3,760
Fair value of net identifiable assets acquired	$24,963

The table below provides a summary of the Journey intangible assets as of March 31, 2022 and December 31, 2021, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	March 31, 2022	December 31, 2021

Intangible assets – product licenses	3 to 9	$37,925	$19,003
Accumulated amortization		(7,468)	(6,451)
Net intangible assets		$30,457	$12,552

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021, Journey’s amortization expense related to its product licenses was $1.0 million and $0.6 million, respectively, which was recorded as a component of cost of goods sold on the Condensed Consolidated Statement of Operations.

The future amortization of these intangible assets is as follows:

					Total
($ in thousands)	Ximino®	Accutane®	Amzeeq®	Zilxi®	Amortization
Nine Months Ended December 31, 2022	$764	$710	$1,264	$313	$3,051
December 31, 2023	1,019	945	1,684	418	4,066
December 31, 2024	1,019	946	1,685	417	4,067
December 31, 2025	1,019	945	1,685	418	4,067
December 31, 2026	595	157	1,684	418	2,854
Thereafter	—	—	6,739	1,671	8,410
Sub-total	$4,416	$3,703	$14,741	$3,655	$26,515
Asset not yet placed in service:	—	—	—	—	3,942
Total	$4,416	$3,703	$14,741	$3,655	$30,457

7. Debt and Interest

Debt

Total debt consists of the following:

	March 31,	December 31,
($ in thousands)	2022	2021	Interest rate	Maturity

Oaktree Note	$50,000	$60,450	11.00%	August - 2025
EWB term loan	15,000	—	5.23%	January - 2026
Runway Note	31,050	—	9.36%	April - 2027
Less: Discount on notes payable	(10,994)	(7,063)
Repayment of Oaktree Note	—	(10,450)
Total notes payable	$85,056	$42,937

Oaktree Note

In August 2020, Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree (the “Oaktree Agreement” and the debt thereunder the “Oaktree Note”).  The Oaktree Agreement contains customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that requires Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the agreement.  Failure by the Company or Journey, as applicable, to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company.  The Company, was in compliance with all applicable covenants under the Oaktree Agreement as of March 31, 2022.

The Company is required to make quarterly interest-only payments until the fifth anniversary of the closing date, August 27, 2025, the “Maturity Date,” at which point the outstanding principal amount is due. The Company may voluntarily prepay the Oaktree Note at any time subject to a prepayment fee.  The Company is required to make mandatory prepayments of the Oaktree Note under various circumstances as defined in the Oaktree Agreement.  No mandatory prepayments were required in the three months ended March 31, 2022.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Journey Working Capital Line of Credit Amendment and Term Loan

On January 12, 2022, Journey entered into a third amendment (the “Amendment”) of its loan and security agreement with East West Bank, which increased the borrowing capacity of Journey’s revolving line of credit to $10.0 million, from $7.5 million, and added a term loan (“EWB term loan”) not to exceed $20.0 million. Both the revolving line of credit and the EWB term loan mature on January 12, 2026.  The EWB term loan includes two tranches, the first of which is a $15.0 million term loan and the second of which is a $5.0 million term loan (available at Journey’s option through June 12, 2023). On January 12, 2022, Journey borrowed $15.0 million against the first tranche of the EWB term loan to facilitate the VYNE Product Acquisition (see Note 6).  The EWB term loan bears interest at a floating rate equal to 1.73% above the prime rate and is payable monthly. The EWB term loans contain an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the EWB term loan maturity date.  Journey may prepay all or any part of the EWB term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions as well as audit provisions. Journey was in compliance with all applicable covenants under the Amendment as of March 31, 2022.

Journey accounted for the Amendment as a debt modification whereby the remaining unamortized debt issuance costs related to the original revolving facility together with any lender fees and direct third-party costs incurred to issue the Amendment are considered associated with the new arrangement. The fees allocated to the revolving line are capitalized as deferred debt costs (asset) and amortized over the new four-year term of the amended revolving facility. The fees allocated to the EWB term loan are recorded as a debt discount and amortized to interest expense over the four-year term of the EWB term loan under the effective interest method.

There was no outstanding balance on the revolving line of credit at March 31, 2022, and $0.8 million outstanding at December 31, 2021.

Mustang Runway Growth Finance Corp. (“Runway”) Debt Facility

On March 4, 2022 (the “Closing Date”), Mustang entered into a $75.0 million long-term debt facility with Runway Growth Finance Corp. (the “Term Loan”). Under the Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million fundable Mustang achieves certain predetermined milestones.

The Term Loan matures on April 15, 2027 (the “Maturity Date”).  Starting March 15, 2022, Mustang will make monthly payments of interest only until April 1, 2024 (the “Amortization Date”). The Amortization Date may be extended to April 1, 2025 if Mustang achieves certain predetermined milestones based on equity raises and the initiation of certain clinical trials. After that, Mustang will make monthly payments of interest and principal. If the Amortization Date is extended to April 1, 2025, the monthly payments will be recalculated in equal amounts according to the remaining number of payment dates through the Maturity Date. All unpaid outstanding principal and accrued and unpaid interest will be due and payable in full on the Maturity Date.

The Runway Note accrues interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three month LIBOR Rate for U.S. dollar deposits or a rate equivalent to the three month LIBOR (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%. At March 31, 2022 the floating interest rate was 9.67%.

Mustang has the option to prepay all of the outstanding Runway Note but not less. Prepayment would include outstanding principal, accrued interest, prepayment fee and final payment which is equal to the original principal amount of the Runway Note times 3.5% or $1.0 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, Mustang’s Runway Note is secured by a lien on substantially all of our assets other than certain intellectual property assets and certain other excluded collateral, and it contains a minimum liquidity covenant and other covenants that include among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors.  Mustang was in compliance with all applicable covenants as of March 31, 2022.

The Runway Note contains customary events of default, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Runway will have the right upon notice to accelerate all amounts outstanding under the Runway Note, in addition to other remedies available to the lenders as secured creditors of the Mustang.

Pursuant to the terms of the Runway Note, upon closing Mustang paid Runway an upfront commitment fee equal to 1% of the $30 million, or $0.3 million.  In addition, Mustang paid a $75,000 deposit fee to Runway, together with other cash fees of $2.7 million directly to third parties involved in the transaction. Mustang also issued to Runway a warrant to purchase up to 748,036 of Mustang common shares with an exercise price of $0.8021 per share, pursuant to the terms of the Runway Note. In addition, the provisions of the warrant provide for additional warrants to be issued upon funding of the loan tranches.

The fair value of the warrant was determined utilizing a Black Scholes Model with the following assumptions: risk free rate of return 1.74%, volatility of 57.3%, 10-year life yielding a value of approximately $0.4 million at March 31, 2022.  The fair value of the warrant was recorded in debt discount and will be amortized over the life of the note. For the three months ended March 31, 2022, Mustang amortized approximately $12,900, of debt discount associated with the Runway Note, which was included in interest expense in the condensed consolidated statement of operations.

Partner Company Installment Payments – Licenses

The following tables show the details of partner company installment payments – licenses for the periods presented.

	March 31, 2022
($ in thousands)	Ximino [1]	Accutane [2]	VYNE Product	Total
Partner company installment payments - licenses, short-term	$2,000	$1,000	$5,000	$8,000
Less: imputed interest	(379)	(52)	(206)	(637)
Sub-total partner company installment payments - licenses, short-term	$1,621	$948	$4,794	$7,363

Partner company installment payments - licenses, long-term	$3,000	$1,000	$—	$4,000
Less: imputed interest	(271)	(13)	—	(284)
Sub-total partner company installment payments - licenses, long-term	$2,729	$987	$—	$3,716

Total partner company installment payments - licenses	$4,350	$1,935	$4,794	$11,079

	December 31, 2021
($ in thousands)	Ximino [1]	Accutane [2]	Anti-Itch Product [3]	Total
Partner company installment payments - licenses, short-term	$2,000	$2,000	$1,000	$5,000
Less: imputed interest	(425)	(65)	—	(490)
Sub-total partner company installment payments - licenses, short-term	$1,575	$1,935	$1,000	$4,510

Partner company installment payments - licenses, long-term	$3,000	$1,000	$—	$4,000
Less: imputed interest	(350)	(23)	—	(373)
Sub-total partner company installment payments - licenses, long-term	$2,650	$977	$—	$3,627

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Total partner company installment payments - licenses	$4,225	$2,912	$1,000	$8,137

Note 1:	Imputed interest rate of 11.96% and maturity date of July 22, 2024.

Note 2: Imputed interest rate of 4.03% and maturity date of July 29, 2023.

Note 3: Imputed interest rate of 4.25% and maturity date of January 1, 2022.

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest; fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended March 31,
	2022			2021
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
LOC Fees	$15	$—	$15	$9	$—	$9
Oaktree Note	1,375	356	1,731	1,650	309	1,959
Partner company installment payments - licenses	203	—	203	221	—	221
Partner company notes payable	368	33	401	—	—	—
Total Interest Expense and Financing Fee	$1,961	$389	$2,350	$1,880	$309	$2,189

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2022	2021

Accounts Payable	$44,532	$47,429
Accrued expenses:
Professional fees	2,501	1,835
Salaries, bonus and related benefits	9,061	8,809
Research and development	9,292	7,932
Research and development - license maintenance fees	445	4,640
Research and development - milestones	4,600	850
Accrued royalties payable	3,779	3,833
Accrued coupon and rebates	11,627	10,603
Return reserve	3,151	3,240
Accrued interest	187	—
Other	2,093	1,489
Total accounts payable and accrued expenses	$91,268	$90,660

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

		For the Three Months Ended
	As of March 31, 2022	March 31, 2022	As of March 31, 2022
	Non-controlling interests	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	equity share	non-controlling interests	in consolidated entities	ownership
UR-1	$423	$(315)	$108	34.5%
Aevitas	(5,057)	(190)	(5,247)	45.9%
Avenue [2]	3,286	(2,326)	960	82.8%
Baergic	(2,086)	(90)	(2,176)	39.0%
Cellvation	(1,544)	(74)	(1,618)	21.7%
Checkpoint [1]	29,839	(13,603)	16,236	80.3%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	(2,166)	(260)	(2,426)	29.0%
Helocyte	(5,529)	(110)	(5,639)	18.3%
JMC	19,120	(457)	18,663	41.6%
Mustang [2]	95,305	(16,181)	79,124	81.3%
Oncogenuity	(1,124)	(103)	(1,227)	24.9%
Tamid	(740)	(9)	(749)	22.8%
Total	$129,437	$(33,718)	$95,719

		For the Year Ended
	As of December 31, 2021	December 31, 2021	As of December 31, 2021
	Non-controlling interests	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	equity share	non-controlling interests	in consolidated entities	ownership
UR-1	$(442)	(1,353)	$(1,795)	34.5%
Aevitas	(4,159)	(901)	(5,060)	45.9%
Avenue [2]	5,739	(2,909)	2,830	82.0%
Baergic	(2,047)	(39)	(2,086)	39.0%
Cellvation	(1,413)	(131)	(1,544)	21.7%
Checkpoint [1]	63,464	(39,226)	24,238	81.5%
Coronado SO	(290)	—	(290)	13.0%
Cyprium	(1,397)	(807)	(2,204)	29.8%
Helocyte	(5,440)	(89)	(5,529)	18.3%
JMC	23,150	(5,652)	17,498	41.6%
Mustang [2]	141,527	(48,518)	93,009	82.7%
Oncogenuity	(627)	(497)	(1,124)	24.9%
Tamid	(739)	(1)	(740)	22.8%
Total	$217,326	$(100,123)	$117,203

Note 1:	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

10. Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock, $0.001 par value per share (the “Common Stock”) outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Common Stock and Common Stock equivalents outstanding for the period.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022	2021
Warrants to purchase Common Stock	4,505,621	4,579,954
Options to purchase Common Stock	820,990	853,490
Unvested Restricted Stock	18,710,303	16,391,786
Unvested Restricted Stock Units	103,832	231,926
Total	24,140,746	22,057,156

11. Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Employee and non-employee awards	$2,599	$1,510
Executive awards of Fortress Companies' stock	162	345

Partner Companies:
Avenue	569	115
Checkpoint	775	774
Mustang	664	996
Journey	773	22
Other	21	11
Total stock-based compensation expense	$5,563	$3,773

For the three months ended March 31, 2022 and 2021, approximately $1.4 million and $1.2 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $4.1 million and $2.6 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2021	1,018,490	$5.04	$368,344	1.68
Granted	2,500	2.50	—	9.76
Expired	(255,000)	6.39	—	—
Options vested and expected to vest at March 31, 2022	765,990	$4.44	$—	2.16
Options vested and exercisable at March 31, 2022	705,990	$4.44	$—	2.16

As of March 31, 2022, Fortress had no unrecognized stock-based compensation expense related to options.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2021	18,060,000	$2.64
Restricted stock granted	2,375,972	2.50
Restricted stock vested	(135,000)	2.71
Restricted stock units granted	375,602	2.75
Restricted stock units forfeited	(23,750)	3.49
Restricted stock units vested	(93,060)	3.55
Unvested balance at March 31, 2022	20,559,764	$2.62

As of March 31, 2022 and 2021, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $25.2 million and $21.8 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years and 3.6 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2021	4,505,621	$3.20	$68,800	3.93
Expired	(87,946)	3.70	—
Outstanding as of March 31, 2022	4,417,675	$3.19	$—	3.76
Exercisable as of March 31, 2022	4,370,621	$3.23	$—	3.61

In connection with the Oaktree Note (see Note 7), the Company issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of common stock at a purchase price of $3.20 per share (the “Oaktree Warrants”). Oaktree is entitled to additional warrants if at any time prior to the expiration of the Oaktree Warrants in event the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s Common Stock on the trading day prior to the issuance of the Security Instruments. The Oaktree Warrants expire on August 27, 2030 and may be net exercised at the holder’s election. The Company also agreed to file a registration statement on Form S-3 to register the resale of the shares of Common Stock issuable upon exercise of the Oaktree Warrants.

Long-Term Incentive Program (“LTIP”)

On July 15, 2015, the Company’s stockholders approved the LTIP for the Company’s Chairman, President and Chief Executive Officer, Dr. Rosenwald, and Executive Vice Chairman, Strategic Development, Mr. Weiss. The LTIP consists of a program to grant equity interests in the Company and in the Company’s subsidiaries, and a performance-based bonus program that is designed to result in performance-based compensation that is deductible without limit under Section 162(m) of the Internal Revenue Code of 1986, as amended.

On January 1, 2022 and 2021, the Compensation Committee granted 1,102,986 and 1,030,339 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants, made in accordance with the LTIP, represent 1% of total outstanding shares of the Company as of the dates of such grants and were granted in recognition of their performance in 2021 and 2020. The shares will vest in full once both of the following conditions are met: (i) the Company’s market capitalization has increased by a minimum of

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

$100.0 million from the date of grant, and (ii) the employee is either in the service of the Company as an employee or as a Board member (or both) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary separation from service (as defined in the LTIP). The Company’s repurchase option on such shares will also lapse upon the occurrence of a corporate transaction (as defined in the LTIP) if the eligible employee is in service on the date of the corporate transaction. The fair value of each grant on the grant date was approximately $2.8 million for the 2022 grant and $3.3 million for the 2021 grant. For the three months ended March 31, 2022 and 2021, the Company recorded stock compensation expense of approximately $1.3 million and $1.0 million, respectively related to the LTIP grants on the Condensed Consolidated Statements of Operations.

Capital Raises

2021 Shelf

On July 23, 2021, the Company filed a shelf registration statement 333-255185  on Form S-3, which was declared effective on July 30, 2021 (the "2021 Shelf"). No securities have been taken down under the 2021 Shelf as of March 31, 2022.

Common Stock At-the-Market Offering and 2020 Shelf

On May 18, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective on May 26, 2020 (the "2020 Shelf"). In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement ("2020 Common ATM"), governing potential sales of the Company's Common Stock.

For the three month period ended March 31, 2022, the Company issued approximately 2.4 million shares of common stock at an average price of $1.80 per share for gross proceeds of $4.4 million. In connection with these sales, the Company paid aggregate fees of approximately $0.1 million. Approximately $13.0 million of securities remain available for sale under the 2020 Shelf at March 31, 2022.  No shares were sold under the ATM for the three month period ended March 31, 2022.

Mustang At-the-Market Offering (the “Mustang ATM”)

During the three months ended March 31, 2022, Mustang issued approximately 2.8 million shares of common stock at an average price of $1.00 per share for gross proceeds of $2.8 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $49,000. During the three months ended March 31, 2021, Mustang issued approximately 11.6 million shares of common stock at an average price of $4.17 per share for gross proceeds of $48.4 million under the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.9 million for net proceeds of approximately $47.5 million.

Pursuant to the terms of the Founder’s Agreement between the Company and Mustang (see Note 13), Mustang issued to Fortress 2.5% of the aggregate number of shares of Mustang common stock issued in connection with the shares issued under the Mustang ATM.  Additionally, Mustang issued shares to Fortress equal to 2.5% of the $30 million proceeds from the Runway Note (see Note 7). Accordingly, Mustang issued 1,049,302 shares of common stock to Fortress for the three months ended March 31, 2022 and issued 325,221 shares of common stock and recorded 63,688 shares issuable for the three months ended March 31, 2021.

On October 23, 2020, Mustang filed a shelf registration statement No. 333-249657 on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Under the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of March 31, 2022, approximately $11.7 million of the Mustang 2020 S-3 remains available for sales of securities.

On April 23, 2021, Mustang filed a shelf registration statement No. 333-255476 on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of March 31, 2022, $200 million of the Mustang 2021 S-3 remains available for sales of securities.

Checkpoint At-the-Market Offering (the “Checkpoint ATM”)

During the three months ended March 31, 2022, Checkpoint sold a total of 3,741,939 shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $8.2 million at an average selling price of $2.19 per share, resulting in net proceeds of approximately $8.0 million after deducting commissions and other transaction costs.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2021, Checkpoint sold a total of 7,025,309 shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $24.6 million at an average selling price of $3.50 per share, resulting in net proceeds of approximately $23.9 million after deducting commissions and other transaction costs.

Pursuant to the Founders Agreement between the Company and Checkpoint (see Note 13), Checkpoint issued to Fortress 2.5% of the aggregate number of shares of Checkpoint common stock issued under the Checkpoint ATM. Accordingly, Checkpoint issued 93,542 shares of common stock to Fortress for the three months ended March 31, 2022 and issued 175,625 shares of common stock for the three months ended March 31, 2021.

The Checkpoint S-3 is a shelf registration statement filed by Checkpoint in November 2020 that was declared effective in December 2020, under which Checkpoint may sell up to $100 million of its securities. At March 31, 2022, approximately $46.4 million of the Checkpoint shelf remains available for sale under the Checkpoint S-3.

12. Commitments and Contingencies

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

Legal Proceedings

Qbrexza

On March 31, 2021 Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”), and the transaction closed on May 14, 2021. Pursuant to the terms of the Qbrexza APA, Journey acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon closing of the Qbrexza purchase, Journey became substituted for Dermira as the plaintiff in, and is currently vigorously litigating, U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Perrigo Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) (N/K/A Padagis Israel Pharmaceuticals Ltd.) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that Journey acquired pursuant to the Qbrexza APA. The Perrigo Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application, or ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Perrigo Patent Litigation is scheduled for September 19, 2022. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

On March 4, 2022, Journey filed a complaint against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. in the U.S. District Court of Delaware (the “Teva Patent Litigation”) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that were acquired pursuant to the Qbrexza APA. The Teva Patent Litigation was initiated following the submission by Teva, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Teva is subject to a 30-month stay preventing it from selling a generic version. The stay should expire no earlier than August 8, 2024. Trial in the Teva Patent Litigation has not yet been scheduled. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Amzeeq

In January 2022, upon completion of the VYNE Product Acquisition, Journey became substituted for VYNE as the plaintiff in U.S. patent litigation commenced by VYNE on August 9, 2021 in the U.S. District Court of Delaware (the “Padagis Patent Litigation”) against Padagis Israel Pharmaceuticals Ltd. (F/K/A Perrigo Israel Pharmaceuticals Ltd.) (“Padagis”) alleging infringement of certain patents covering Amzeeq® (the “Amzeeq® Patents”), which are included among the proprietary rights to Amzeeq® that were acquired pursuant to the APA. The Padagis Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Hatch-Waxman Act, of the ANDA. The ANDA seeks approval to market a generic version of Amzeeq® prior to the expiration of the Amzeeq® Patents and alleges that the Amzeeq® Patents are invalid. Padagis is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on December 30, 2023. Journey is seeking, among other relief, an order that the effective date of any United States Food and Drug Administration approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Trial in the Padagis Patent Litigation is scheduled for July 10, 2023. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

13. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 10.9% of the Company’s issued and outstanding Common Stock as of March 31, 2022. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.6% of the Company’s issued and outstanding Common Stock as of March 31, 2022.

Shared Services Agreement with TG Therapeutics, Inc (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, the Company invoiced TGTX $0.1 million and $0.1 million, and received payments of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. For the three months ended March 31, 2022, the Company’s employees have provided services to Journey totaling approximately $0.1 million.

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay 65% of the average annual rent for the New York, NY office space. In connection with the Company’s Desk Share Agreement with TGTX for the three months ended March 31, 2022 and 2021, the Company had paid $0.9 million and $0.7 million in rent, respectively, and invoiced TGTX approximately $0.5 million and $0.4 million, respectively, for their prorated share of the rent base. At March 31, 2022, there were no amounts due from TGTX related to this arrangement.

As of July 1, 2018, TGTX employees began to occupy desks in the Waltham, MA office under the Desk Share Agreement. TGTX began to pay their share of the rent based on actual percentage of the office space occupied on a month by month basis. For the three months

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

ended March 31, 2022 and 2021, the Company had paid approximately $0.1 million and $0.1 million in rent for the Waltham, MA office, and invoiced TGTX approximately $20,000 and $28,000, respectively.

Founders Agreement

The Company has entered into Founders Agreements and, in some cases, exchange agreements with certain of its subsidiaries as described in the 2021 Form 10-K. The following table summarizes, by partner company, the effective date of the Founders Agreements and Payment-in-Kind (“PIK”) dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, exchange agreements, and the subsidiaries' certificates of incorporation:

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

Note 2:

PIK dividends in Avenue will not be paid or accrued so long as InvaGen Pharmaceuticals Inc. (“InvaGen”) retains certain rights under that certain Stockholders Agreement, dated as of November 12, 2018, by and among the Company, Avenue, InvaGen and the other stockholder parties thereto (the “Avenue Stockholders Agreement”).

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its partner companies as described in the 2021 Form 10-K. The following table summarizes the effective date of the MSA and the annual consulting fee payable by the partner company to the Company in quarterly installments:

		Annual MSA Fee
Partner company	Effective Date	(Income)/Expense
Aevitas	July 28, 2017	$500
Avenue [1]	February 17, 2015	—
Baergic	March 9, 2017	500
Cellvation	October 31, 2016	500
Checkpoint	March 17, 2015	500
Cyprium	March 13, 2017	500
Helocyte	March 20, 2015	500
Mustang	March 13, 2015	1,000
Oncogenuity	February 10, 2017	500
UR-1	November 7, 2017	500
Fortress		(5,000)
Consolidated (Income)/Expense		$—

Note 1:	MSA fees from Avenue will not be paid or accrued so long as InvaGen retains certain rights under the Avenue Stockholders Agreement.

14. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company are consistently applied to all segments. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended March 31, 2022	Sales	Development	Consolidated
Net revenue	$23,296	$629	$23,925
Cost of goods - product revenue	(8,203)	—	(8,203)
Research and development	(1,266)	(35,456)	(36,722)
Selling, general and administrative	(14,715)	(11,555)	(26,270)
Other expense	(386)	(1,822)	(2,208)
Income tax (expense) benefit[1]	(104)	104	—
Segment loss	$(1,378)	(48,100)	$(49,478)

Note 1:  Dermatology Product Sales segment reflects stand-alone income tax expense that has been eliminated in consolidation.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended March 31, 2021	Sales	Development	Consolidated
Net revenue	$10,719	$868	$11,587
Cost of goods - product revenue	(3,908)	—	(3,908)
Research and development	—	(20,154)	(20,154)
Selling, general and administrative	(6,226)	(11,316)	(17,542)
Other expense	(221)	4,172	3,951
Segment income (loss)	$364	$(26,430)	$(26,066)

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
March 31, 2022	Sales	Development	Total Assets
Intangible assets, net	$30,457	$—	$30,457
Tangible assets	90,444	287,029	377,473
Total segment assets	$120,901	$287,029	$407,930

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2021	Sales	Development	Total Assets
Intangible assets, net	$12,552	$—	$12,552
Tangible assets	84,732	299,219	383,951
Total segment assets	$97,284	$299,219	$396,503

15. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza®, Accutane®, Targadox®, Ximino®, Exelderm®, Luxamend®, Amzeeq® and Zilxi®. All of Journey’s product revenues are recorded in the U.S. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s related party revenue is from Checkpoint’s collaborations with TGTX (see Note 13). Other revenue consists of a net $2.5 million milestone payment made to Journey triggered by Qbrexza® (Rapifort® Wipes 2.5%), receiving manufacturing and marketing approval in Japan in February 2022. The net $2.5 million milestone payment reflects a milestone payment of $10 million to Journey from their exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), offset by a $7.5 million payment to Dermira, pursuant to the terms of the Qbrexza APA between Journey and Dermira.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Company’s revenue for the three months ending March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenue
Targadox®	$2,634	$7,199
Ximino®	967	2,100
Exelderm®	704	1,217
Accutane®	4,907	196
Qbrexza®	7,376	—
Amzeeq®	3,466	—
Zilxi®	741	—
Other branded revenue	1	7
Collaboration revenue	577	800
Revenue – related party	52	68
Other revenue	2,500	—
Net revenue	$23,925	$11,587

Significant Customers

For the three month period ending March 31, 2022 and 2021, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At March 31, 2022 and December 31, 2021, two of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance.

16. Income taxes

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

Income tax expense for the three months ended March 31, 2022 and 2021 is based on the estimated annual effective tax rate. The Company expects a net DTA with a full valuation allowance and 0% estimated annual effective tax rate for 2022. No income tax expense was recognized for the three months ended March 31, 2022 or 2021.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially, from those projected in, or implied by the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.  As used below, the words “we,” “us” and “our” may refer to Fortress Biotech, Inc. individually or together with one or more partner companies, as dictated by context.

Overview

We are a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. Fortress has a talented and experienced business development team, comprised of scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Through our partner companies, we have executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, Mayo Foundation for Medical Education and Research, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, we leverage our business, scientific, regulatory, legal and financial expertise to help the partners achieve their goals. Our partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings. To date, four partner companies are publicly-traded, and two have consummated strategic partnerships with industry leaders AstraZeneca and Sentynl.

Recent Events

Marketed Dermatology Products

●	Our nine prescription dermatology products are sold by our partner company, Journey.
●	During the three months ended March 31, 2022 and 2021, JMC generated net revenue of $20.8 million and $10.7 million, respectively.
●	On February 11, 2022 Journey announced, Qbrexza® (Rapifort® Wipes 2.5%), received manufacturing and marketing approval in Japan, triggering a net $2.5 million milestone payment to us. The net payment reflects a milestone payment of $10 million to Journey from their exclusive licensing partner in Japan, Maruho, offset by a $7.5 million payment to Dermira, pursuant to the terms of the Qbrexza APA between Journey and Dermira.
●	In January 2022, Journey acquired and launched Amzeeq (minocycline) topical foam, 4%, and Zilxi (minocycline) topical foam, 1.5%, two FDA-Approved Topical Minocycline Products and Molecule Stabilizing Technology (MST)™ from VYNE.

Late Stage Product Candidates

CUTX-101 (Copper Histidinate for Menkes disease)

●	In December 2021, we initiated the rolling submission of an NDA to the FDA for CUTX-101. We intend to complete the rolling submission of the NDA for CUTX-101 in mid-2022.
●	CUTX-101 is currently in development at our partner company, Cyprium.

MB-107 (Ex vivo Lentiviral Therapy for Newly Diagnosed X-linked Severe Combined Immunodeficiency (XSCID))

●	In the second half of 2022, we expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial under Mustang’s IND to evaluate MB-107, a lentiviral gene therapy for the treatment of infants under the age of two with XSCID.
●	MB-107 is currently in development at our partner company, Mustang.

MB-207 (Ex vivo Lentiviral Gene Therapy for Previously Transplanted XSCID)

●	In January 2022, the FDA issued a hold, pending Chemistry, Manufacturing and Controls (“CMC”) clearance, on Mustang’s IND application to conduct a pivotal non-randomized multicenter Phase 2 clinical trial of MB-207 in previously transplanted XSCID patients. In order to lift this hold and receive FDA clearance for the IND, we believe the most critical activities will be to (1) perform process validation manufacturing runs using healthy donor material and (2) ensure qualification of all assays related to the product release. We estimate that these activities will take 3-6 months to complete, and we therefore expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial in the first quarter of 2023.
●	MB-207 is currently in development at our partner company, Mustang.

Cosibelimab (anti-PD-L1 antibody (formerly CK-301))

●	In January 2022, we announced topline results from a cohort of the registration-enabling Phase 1 clinical trial of cosibelimab administered as a fixed dose of 800 mg every two weeks in patients with metastatic CSCC. The cohort met its primary endpoint, with cosibelimab demonstrating a confirmed objective response rate (“ORR”) of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic CSCC cohort using Response Evaluation Criteria in Solid Tumors version 1.1 (“RECIST 1.1”).
●	Cosibelimab was sourced by Fortress and is currently in development at our partner company, Checkpoint.

DFD-29 (modified release oral minocycline for the treatment of rosacea)

●	In March 2022, JMC dosed the first patient in the Phase 3 clinical program of DFD-29 for the treatment of papulopustular rosacea. Topline data is anticipated in the first quarter of 2023 with an NDA filing expected in the second half of 2023.
●	DFD-29 is currently in development at our partner company, JMC.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

●	In April 2022, we announced interim Phase 1/2 data on MB-106, a CD20-targeted, autologous CAR T cell therapy for patients with relapsed or refractory B-cell non-Hodgkin lymphomas (“NHL”) and chronic lymphocytic leukemia (“CLL”), were presented at the 2022 Tandem Meetings I Transplantation & Cellular Therapy Meetings of the American Society of Transplantation and Cellular Therapy and Center for International Blood & Marrow Transplant Research. A copy of the abstract can be viewed on the meeting website here. Data demonstrated high efficacy and a very favorable safety profile in all patients (n=25). Five dose levels were used during the study, and complete responses were observed at all dose levels. Durable responses were observed in a wide range of hematologic malignancies including follicular lymphoma (“FL”), CLL, diffuse large B-cell lymphoma (“DLBCL”), and Waldenstrom macroglobulinemia (“WM”). An overall response rate (“ORR”) of 96% and complete response (“CR”) rate of 72% was observed in all patients across all dose levels. Additionally, two patients had been previously treated with CD19-directed CAR T therapy and subsequently relapsed, and both responded to treatment, one patient with FL with a CR and the other with DLBCL with a partial response. We expect to dose the first patient in Phase 1/2 clinical trial evaluating the safety and efficacy of MB-106 for relapsed or refractory B-NHL and CLL later this quarter.
●	MB-106 is currently in development at our partner company, Mustang.

Dotinurad (Urate Transporter (URAT1) Inhibitor)

●	In December 2021, we filed an IND with the FDA. We expect to initiate a Phase 1 clinical trial to evaluate Dotinurad for the treatment of gout in the first half of 2022. We anticipate topline data from the Phase 1 trial in the second half of 2022.
●	Dotinurad is currently in development at our partner company, UR-1 Therapeutics, Inc.

MB-109 (MB-101 (IL13Rα2-targeted CAR T Cell Therapy) + MB-108 oncolytic virus)

●	In April 2022, we announced our plan to file an IND in the second half of 2022 and initiate a Phase 1 clinical trial combining CAR T cells and oncolytic virus for the treatment of recurrent glioblastoma (rGBM), supported by interim data from two ongoing investigator-sponsored Phase 1 clinical trials evaluating two clinical candidates, MB-108 (C134 oncolytic virus) and MB‐101 (City of Hope’s IL13Rα2‐targeted CAR T cell therapy). The data are from a late-breaking poster presented at the American Association for Cancer Research (“AACR”) Annual Meeting 2022. Preclinical data also presented support the safety of administering these two therapies sequentially in a regimen designated as MB-109 to optimize treatment.
●	MB-101 and MB-108 were sourced by Fortress and they are currently in development at our partner company, Mustang.

General Corporate

●	On March 8, 2022, Mustang announced completion of a $75 million long-term debt facility with Runway. Of the $75 million, $30 million was funded upon closing, and the additional $45 million available under the facility may be funded upon Mustang’s achieving certain predetermined milestones. Proceeds from the facility will be used to support the ongoing clinical development of key investigational product candidates within Mustang’s pipeline and for general working capital purposes.
●	On January 12, 2022, Journey entered into the Amendment of its loan and security agreement with East West Bank, which increased the borrowing capacity of Journey’s revolving line of credit to $10.0 million, from $7.5 million, and added a term loan not to exceed $20.0 million. On January 12, 2022, Journey borrowed $15.0 million against the first tranche of the term loan to facilitate the VYNE Product Acquisition. There was no outstanding balance on the revolving line of credit at March 31, 2022.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. Applying these principles requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see the MD&A in the 2021 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2021.

Accounting Pronouncements

During the three-month period ended March 31, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements  in the 2021 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our consolidated financial statements in this report on Form 10-Q.

Results of Operations

General

For the three months ended March 31, 2022 and 2021, we generated $23.9 million and $11.6 million, respectively, of net revenue, of which $20.8 million and $10.7 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $0.1 million and $0.1 million, respectively, relates to Checkpoint’s collaborative agreements with TGTX. Collaboration revenue of $0.6 million and $0.8 million, respectively, recognized in the quarters ended March 31, 2022 and 2021 is a result of Cyprium’s agreement with Sentynl. As of March 31, 2022, we had an accumulated deficit of $563.2 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

For the three months ended March 31, 2022 and 2021, we had $8.2 million or 39.4% of product revenue, and $3.9 million or 36.5% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products. The increase is a result of higher sales volume, incremental royalties from Qbrexza, which was launched in the second quarter of 2021, and an incremental increase in amortization of acquired intangible assets due to the acquisition of Amzeeq and Zilxi from VYNE in January 2022.

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

For the three months ended March 31, 2022 and 2021, research and development expenses were approximately $36.7 million and $20.0 million, respectively. Additionally, during the three months ended March 31, 2022 and 2021, we expensed approximately nil and $0.1 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2022 and 2021, was $1.4 million and $1.2 million, respectively.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the quarter ended March 31, 2022 and 2021, by entity:

	Three Months Ended
	March 31,		% of total
($ in thousands)	2022	2021	2022	2021
Research & Development
Fortress	$788	$647	2%	3%
Partner Companies:
Avenue	1,808	258	5%	1%
Checkpoint	14,670	4,213	40%	21%
JMC	1,266	—	3%	—%
Mustang	16,166	11,562	44%	58%
Other[1]	2,024	3,348	6%	17%
Total Research & Development Expense	$36,722	$20,028	100%	100%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

General and Administrative Expenses

General and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent, and other general operating expenses not otherwise included in research and development expenses. For the three months ended March 31, 2022 and 2021, general and administrative expenses were approximately $26.3 million and $17.5 million, respectively. Noncash, stock-based compensation expense included in general and administrative expenses for the three months March 31, 2022 and 2021, was $4.1 million and $2.6 million, respectively.

The table below provides a summary of general and administrative costs for the quarter ended March 31, 2022 and 2021, by entity:

	Three Months Ended
	March 31,		% of Total
($ in thousands)	2022	2021	2022	2021
Selling, General & Administrative
Fortress	$5,713	$5,819	22%	33%
Partner Companies:
Avenue	1,055	743	4%	4%
Checkpoint	1,922	1,614	7%	9%
JMC[1]	14,715	6,226	56%	36%
Mustang	2,399	2,203	9%	13%
Other[2]	466	937	2%	5%
Total Selling, General & Administrative Expense	$26,270	$17,542	100%	100%

Note 1:	Includes cost of outsourced sales force for the three months ended March 31, 2022 and 2021 of $5.3 million and $2.9 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

Comparison of three months ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Revenue
Product revenue, net	$20,796	$10,719	$10,077	94%
Collaboration revenue	577	800	(223)	(28)%
Revenue – related party	52	68	(16)	(23)%
Other revenue	2,500	—	2,500	100%
Net revenue	23,925	11,587	12,338	106%

Operating expenses
Cost of goods sold – product revenue	8,203	3,908	4,295	110%
Research and development	36,722	20,028	16,694	83%
Research and development – licenses acquired	—	126	(126)	(100)%
Selling, general and administrative	26,270	17,542	8,728	50%
Total operating expenses	71,196	41,604	29,592	71%
Loss from operations	(47,270)	(30,017)	(17,253)	57%

Other income (expense)
Interest income	142	227	(85)	(38)%
Interest expense and financing fee	(2,350)	(2,189)	(161)	7%
Change in fair value of investments	—	5,913	(5,913)	(100)%
Total other income (expense)	(2,208)	3,951	(6,159)	(156)%
Net Loss	(49,478)	(26,066)	(23,412)	90%

Less: net loss attributable to non-controlling interest	33,718	17,244	16,474	96%
Net loss attributable to common stockholders	$(15,760)	$(8,822)	$(6,938)	79%

Net revenues increased $12.3 million, or 106%, from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to revenues associated with Qbrexza and Accutane, as well as newly launched product Amzeeq. Collaboration revenue as a result of Cyprium’s agreement with Sentynl decreased $0.2 million in the quarter ended March 31, 2022.  Other revenue of $2.5 million in the quarter ended March 31, 2022 is a result of a milestone payment of $10 million to Journey from their exclusive licensing partner in Japan, Maruho, offset by a $7.5 million payment to Dermira, pursuant to the terms of the Qbrexza APA between Journey and Dermira.

Cost of goods sold increased by $4.3 million, or 110%, from the three months ended March 31, 2021 to the three months ended March 31, 2022 due to the higher sales volume, incremental royalties from Qbrexza, which was launched in the second quarter of 2021, and an incremental increase in amortization of acquired intangible assets due to the acquisition of Amzeeq and Zilxi from VYNE in January 2022.

Research and development expenses increased $16.7 million or 83% from the three months ended March 31, 2021 to the three months ended March 31, 2022. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Research & Development
Stock-based compensation
Fortress	$383	$304	$79	26%
Partner Companies:
Avenue	271	41	230	561%
Checkpoint	247	161	86	54%
Mustang	517	672	(155)	(23)%
Other[1]	2	3	(1)	(42)%
Sub-total stock-based compensation expense	1,420	1,181	239	20%
Other Research & Development
Fortress	405	343	62	18%
Partner Companies:
Avenue	1,537	217	1,320	609%
Checkpoint	14,423	4,052	10,371	256%
JMC	1,266	—	1,266	100%
Mustang	15,649	10,890	4,759	44%
Other[1]	2,022	3,345	(1,323)	(40)%
Total Research & Development Expense	$36,722	$20,028	$16,694	83%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

The increase in stock-based compensation for the quarter ended March 31, 2022 is primarily due to the effect of new equity grants to key employees and non-employees at both Mustang and Fortress.

The increased spending at Checkpoint of $10.4 million is attributable primarily to increased costs related to Checkpoint’s manufacturing costs for cosibelimab of $8.3 million as validation work continues, as well as increased clinical costs of $0.9 million related to Checkpoint’s product candidates, $0.7 million increase in personnel costs due to increased headcount, and $0.5 million increase in other costs. Mustang’s increase in research and development spending of $4.8 million is primarily attributable to higher expenses of $2.0 million for personnel related expenses in connection with the advancement of Mustang’s programs, $1.4 million for third party clinical trial costs, $1.0 million for laboratory supplies, and $0.5 million for plasmid manufacturing costs. Avenue’s increase of $1.3 million is primarily due to increases in expenses related to advisory committee preparation costs as well as personnel-related costs.  JMC’s research and development expense is related to clinical trial expenses to develop DFD-29 for which dosing began in March 2022. The decrease in “Other” of $1.4 million is attributable to the decreased spend in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 for Cyprium, as the prior quarter spend related to costs for the preparation of Cyprium’s rolling NDA submission.

General and administrative expenses increased $10.9 million, or 71%, from the three months ended March 31, 2021 to the three months ended March 31, 2022. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$2,378	$1,551	$827	53%
Partner Companies:
Avenue	298	73	225	308%
Checkpoint	528	613	(85)	(14)%
JMC	773	22	751	3412%
Mustang	147	324	(177)	(55)%
Other[2]	19	9	10	116%
Sub-total stock-based compensation expense	4,143	2,592	1,551	60%
Other Selling, General & Administrative
Fortress	3,335	4,268	(933)	(22)%
Partner Companies:
Avenue	757	670	87	13%
Checkpoint	1,394	1,001	393	39%
JMC[1]	13,942	6,204	7,738	125%
Mustang	2,252	1,879	373	20%
Other[2]	447	928	(481)	(52)%
Total Selling, General & Administrative Expense	$26,270	$17,542	$8,728	50%

Note 1:	Includes cost of outsourced sales force for the three months ended March 31, 2022 and 2021 of $5.3 million and $2.9 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

For the quarter ended March 31, 2022, the increase in general and administrative expenses of $8.7 million, or 50%, is primarily attributable to Journey’s increased sales and marketing costs associated with the expanded product portfolio and outsourced salesforce, as well as Mustang’s increase in professional fees and outside services, as well as personnel related expenses. The increase at both Avenue and Checkpoint is due to increased personnel costs.

Total other income (expense) decreased $6.2 million, or 156%, from income of $4.0 million for the three months ended March 31, 2021 to expense of $2.2 million for the three months ended March 31, 2022, primarily due to interest expense and financing fees offset by the change in fair value of the Company’s investment in Caelum of $5.9 million recorded in the three months ended March 31, 2021.  There is no comparable change in fair value of investment in Caelum in the current quarter as Caelum was acquired in the fourth quarter of 2021 by Astra Zeneca.

Net loss attributable to common stockholders increased $6.9 million, or 79%, from a net loss of $8.8 million for the three months ended March 31, 2021 to a net loss of $15.8 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sale of partner companies (such as the stock purchase of Caelum by AstraZeneca that resulted from an option exercise), royalty financings, or through other sources of financing. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Contractual Obligations

We enter into contracts in the normal course of business with licensors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third parties for the procurement of various products and services, including without limitation biopharmaceutical development, biologic assay development, commercialization, clinical and preclinical development, clinical trials management, pharmacovigilance and manufacturing and supply. These contracts typically do not contain minimum purchase commitments (although they may) and are generally terminable by us upon written notice. Payments due upon termination or cancelation/delay consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation; in certain cases, our contractual arrangements with CROs and CMOs include cancelation and/or delay fees and penalties.

During the three months ended March 31, 2022, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2021 Form 10-K.

Cash Flows for the Three Months Ended March 31, 2022 and 2021

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Three Months Ended March 31, 2022
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(9,919)	$(1,930)	$(19,606)	$884	$(16,289)	$(46,860)
Investing activities	(3)	—	—	(20,000)	(1,334)	(21,337)
Financing activities	2,030	—	6,347	11,366	30,221	49,964
Net increase in cash and cash equivalents and restricted cash	$(7,892)	$(1,930)	$(13,259)	$(7,750)	$12,598	$(18,233)

	For the Three Months Ended March 31, 2021
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(1,505)	$(1,307)	$(4,657)	$1,361	$(15,580)	$(21,688)
Investing activities	0	—	—	—	(458)	(458)
Financing activities	(2,222)	—	23,918	9,391	47,605	78,692
Net increase in cash and cash equivalents and restricted cash	$(3,727)	$(1,307)	$19,261	$10,752	$31,567	$56,546

Note 1:	Includes Fortress and non-public partner companies.

	Three Months Ended March 31,
($ in thousands)	2022	2021	Change
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(46,860)	$(21,688)	$(25,172)
Investing activities	(21,337)	(458)	(20,879)
Financing activities	49,964	78,692	(28,728)
Net increase in cash and cash equivalents and restricted cash	$(18,233)	$56,546	$(74,779)

Operating Activities

Net cash used in operating activities increased $25.2 million from the three months ended March 31, 2021, compared to the three months ended March 31, 2022. The increase is due to the increase of $23.6 million in net loss for the quarter and the increase of $9.7 million in cash decrease resulting from changes in operating assets and liabilities, offset by the $5.9 million decrease in the fair value of the investment in Caelum for the current quarter, as well as the $1.8 million increase in stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 of $0.5 million, as compared to net cash used in investing activities of $21.3 million for the three months ended March 31, 2022 is a $20.8 million change in cash flows from investing activities. The change is primarily due to the $20.0 million acquiaition of the VYNE products by JMC, as well as the $0.8 million increase in cash used in the purchase of property and equipment by Mustang.

Financing Activities

Net cash provided by financing activities was $78.7 million for the three months ended March 31, 2021, compared to $50.0 million of net cash provided by financing activities for the three months ended March 31, 2022, a decrease of $28.7 million. During the three months ended March 31, 2022, net proceeds from at-the-market offerings for the partner companies decreased $60.6 million quarter-over-quarter, and net proceeds from partner company convertible preferred shares offering decreased $11.4 million, offset by $45.0 million in proceeds from partner company long-term debt.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

Qbrexza

On March 31, 2021, Journey executed the Qbrexza APA with Dermira, a subsidiary of Eli Lilly and Company, and the transaction closed on May 14, 2021. Pursuant to the terms of the Qbrexza APA, Journey acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon closing of the Qbrexza purchase, Journey became substituted for Dermira as the plaintiff in, and is currently vigorously litigating the Perrigo Patent Litigation against Perrigo (N/K/A Padagis Israel Pharmaceuticals Ltd.) alleging infringement of the Qbrexza Patents, which are included among the proprietary rights to Qbrexza that Journey acquired pursuant to the Qbrexza APA. The Perrigo Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Perrigo Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

On March 4, 2022, Journey filed the Teva Patent Litigation alleging infringement of certain Qbrexza Patents, which are included among the proprietary rights to Qbrexza that were acquired pursuant to the Qbrexza APA. The Teva Patent Litigation was initiated following the submission by Teva, in accordance with the procedures set out in Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Teva is subject to a 30-month stay preventing it from selling a generic version. The stay should expire no earlier than August 8, 2024. Trial in the Teva Patent Litigation has not yet been scheduled. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

Amzeeq

Upon completion of the VYNE Product Acquisition, Journey became substituted for VYNE as the plaintiff in the Padagis Patent Litigation against Padagis alleging infringement of the “Amzeeq® Patents, which are included among the proprietary rights to Amzeeq® that were acquired pursuant to the VYNE Product Acquistion. The Padagis Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Amzeeq® prior to the expiration of the Amzeeq® Patents and alleges that the Amzeeq® Patents are invalid. Padagis is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on December 30, 2023. Journey is seeking, among other relief, an order that the effective date of any United States Food and Drug Administration approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Trial in the Padagis Patent Litigation is scheduled for July 10, 2023. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

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

Item 1A.    Risk Factors

Investing in our Common Stock, 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value (“Series A Preferred Stock”) or any other type of equity or debt securities (together our “Securities”) involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q including the consolidated financial statements and the related notes, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our partners and affiliates Avenue, Checkpoint, Journey and Mustang with the SEC, before deciding to invest in our Securities. If any of the following risks or the risks included in the public filings of Avenue, Checkpoint, Journey or Mustang were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Securities could decline, and you could lose part of or all of your investment in our Securities. In addition, you should be aware that the below stated risks should be read as being applicable to our partners and affiliates such that, if any of the negative outcomes associated with any such risk is experienced by one of our partners or affiliates, the value of Fortress’ holdings in such partner or affiliate (if any) may decline.  As used throughout this filing, the words “we”, “us” and “our” may refer to Fortress individually or together with our affiliates and partners, as dictated by context.

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

The research and clinical development, testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of any product candidate, including our product candidates, is subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market a product candidate until the FDA approves such product candidate’s BLA or NDA. The approval process is uncertain, expensive, often spans many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to significant and expansive clinical testing requirements, our ability to obtain marketing approval for product candidates depends on the results of required non-clinical testing, including the characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our manufacturing processes, testing procedures or equipment and facilities are inadequate to support approval. Further, the FDA has substantial discretion in the pharmaceutical approval process and may change approval policies or interpretations of regulations at any time, which could delay, limit or preclude a product candidate’s approval.

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

On August 27, 2020, we entered into the Oaktree Agreement with Oaktree. The Oaktree Agreement contains certain affirmative and negative covenants restricting our and certain of our partner companies’ abilities to take certain actions, especially as pertains indebtedness, liens, investments, affiliate transactions, acquisitions, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions (subject in each case to exceptions).  The Oaktree Agreement also contains financial covenants obligating us to maintain a minimum liquidity amount and a minimum amount of revenue, in both cases subject to exceptions. The breach of any such provisions (even, potentially, in an immaterial manner) could result in an event of default under the Oaktree Agreement, the announcement and impact of which could have a negative impact on the trading prices of our securities. The restrictions imposed by such provisions may also inhibit our and certain of our partner companies’ ability to enter into certain transactions or arrangements that management otherwise believes would be in our or such partner companies’ best interests, such as dispositions that would result in cash inflows to Fortress and/or our partner companies, or acquisitions or financings that would promote future growth.

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

We have entered into and consummated several partnerships and/or contingent sales of our assets and subsidiaries, including an equity investment and contingent acquisition agreement between Caelum and AstraZeneca (which transaction has consummated) and a development funding and contingent asset purchase between Cyprium and Sentynl. Each of these arrangements has been time-consuming and has diverted management’s attention. As a result of these consummated/contingent sales, as with other similar transactions that we may complete, we may experience a reduction in the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories.

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

3.1

Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. (formerly Coronado Biosciences, Inc.) dated April 21, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10 (file No. 001-54463) filed with the SEC on July 15, 2011).

3.2

First Certificate of Amendment of Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated May 20, 2011 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10 (file No. 001-54463) filed with SEC on July 15, 2011).

3.3

Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated October 1, 2013 (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with SEC on March 14, 2014).

3.4

Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated April 22, 2015 (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with SEC on April 27, 2015).

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated June 18, 2020 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with SEC on June 19, 2020).

3.6

Certificate of Amendment to the Certificate of Designations and Rights and Preferences of the Fortress Biotech, Inc. 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock under the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated June 18, 2020 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 19, 2020).

3.7

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated June 23, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K (file No. 001-35366) filed with SEC on June 23, 2021).

3.8

Second Amended and Restated Bylaws of Fortress Biotech, Inc. (formerly Coronado Biosciences, Inc.) (incorporated by reference to Exhibit 3.7 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with SEC on October 31, 2013).

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

May 12, 2022	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 12, 2022	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)