Form 10-Q
period 2022-06-30
Fortress Biotech, Inc.
filed 2022-08-11
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of August 8, 2022
Common Stock, $0.001 par value	107,734,821
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our and our partner companies’ product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our or our partner companies’ products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, which lending agreements may restrict our operations. Further, the occurrence of any default event under any applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	If we raise additional capital by issuing equity or equity-linked securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Amzeeq, Zilxi, Accutane, Ximino, Targadox and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	The majority of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Qbrexza, Amzeeq, Zilxi and Ximino, as well as DFD-29, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, currently have patent protection. Three of Journey’s marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We and our partner companies have also entered into several arrangements under which we and/or they have agreed to contingent dispositions of such partner companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we or our partner companies had developed and commercialized such product candidates ourselves.

3

●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business.
●	We act as guarantor and/or indemnitor of certain obligations of our subsidiaries and affiliates, which could require us to pay substantial amounts based on the actions or omissions of said subsidiaries or affiliates.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third-parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (PTO), such as the Paragraph IV certification made by Perrigo pertaining to the patents covering Qbrexza, and subsequently, Amzeeq, two products being commercialized by our partner company Journey. Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of sales of that product in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our products are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

4

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$248,771	$305,744
Accounts receivable, net	28,671	23,112
Inventory	16,053	9,862
Other receivables - related party	376	678
Prepaid expenses and other current assets	5,120	7,066
Total current assets	298,991	346,462

Property, plant and equipment, net	14,021	15,066
Operating lease right-of-use asset, net	18,116	19,005
Restricted cash	2,220	2,220
Intangible asset, net	29,440	12,552
Other assets	1,167	1,198
Total assets	$363,955	$396,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$93,540	$90,660
Deferred revenue	1,457	2,611
Income taxes payable	345	345
Operating lease liabilities, short-term	2,092	2,104
Partner company line of credit	—	812
Partner company installment payments - licenses, short-term, net	7,487	4,510
Total current liabilities	104,921	101,042

Notes payable, long-term, net	85,611	42,937
Operating lease liabilities, long-term	19,973	20,987
Partner company installment payments - licenses, long-term, net	3,808	3,627
Other long-term liabilities	1,940	2,033
Total liabilities	216,253	170,626

Commitments and contingencies (Note 13)

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 107,717,647 shares issued and outstanding as of June 30, 2022; 170,000,000 shares authorized, 101,435,505 shares issued and outstanding as of December 31, 2021, respectively	108	101
Additional paid-in-capital	661,691	656,033
Accumulated deficit	(584,579)	(547,463)
Total stockholders' equity attributed to the Company	77,223	108,674

Non-controlling interests	70,479	117,203
Total stockholders' equity	147,702	225,877
Total liabilities and stockholders' equity	$363,955	$396,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product revenue, net	$18,235	$15,288	$39,031	$26,007
Collaboration revenue	577	2,400	1,154	3,200
Revenue - related party	18	155	70	223
Other revenue	56	—	2,556	—
Net revenue	18,886	17,843	42,811	29,430

Operating expenses
Cost of goods sold - product revenue	7,633	7,484	15,836	11,392
Research and development	33,130	22,831	69,852	42,859
Research and development - licenses acquired	1	11,003	1	11,129
Selling, general and administrative	29,048	19,382	55,318	36,924
Total operating expenses	69,812	60,700	141,007	102,304
Loss from operations	(50,926)	(42,857)	(98,196)	(72,874)

Other income (expense)
Interest income	150	146	292	373
Interest expense and financing fee	(3,154)	(2,760)	(5,504)	(4,949)
Change in fair value of investments	—	25,005	—	30,918
Change in fair value of derivative liability	—	(3,925)	—	(3,925)
Total other income (expense)	(3,004)	18,466	(5,212)	22,417
Net loss	(53,930)	(24,391)	(103,408)	(50,457)

Net loss attributable to non-controlling interests	32,574	20,856	66,292	38,100
Net loss attributable to common stockholders	$(21,356)	$(3,535)	$(37,116)	$(12,357)

Net loss per common share - basic and diluted	$(0.61)	$(0.30)	$(1.18)	$(0.62)
Net loss per common share attributable to non - controlling interests - basic and diluted	$(0.37)	$(0.26)	$(0.76)	$(0.47)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.24)	$(0.04)	$(0.42)	$(0.15)

Weighted average common shares outstanding - basic and diluted	88,743,457	80,962,994	87,593,952	80,907,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended June 30, 2022

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of March 31, 2022	3,427,138	$3	106,321,875	$106	$660,973	$(563,223)	$95,719	$193,578
Stock-based compensation expense	—	—	—	—	5,081	—	—	5,081
Issuance of common stock related to equity plans	—	—	176,406	—	—	—	—	—
Issuance of common stock under ESPP	—	—	135,464	—	99	—	—	99
Issuance of common stock for at-the-market offering, net	—	—	1,083,902	2	1,299	—	—	1,301
Preferred A dividends declared and paid	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	3,693	—	—	3,693
Partner company’s dividends declared and paid	—	—	—	—	(188)	—	—	(188)
Reversal of partner company’s common shares for research and development expenses	—	—	—	—	(35)	—	—	(35)
Partner company’s exercise of options for cash	—	—	—	—	111	—	—	111
Non-controlling interest in partner companies	—	—	—	—	(7,334)	—	7,334	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(32,574)	(32,574)
Net loss attributable to common stockholders	—	—	—	—	—	(21,356)	—	(21,356)
Balance as of June 30, 2022	3,427,138	$3	107,717,647	$108	$661,691	$(584,579)	$70,479	$147,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended June 30, 2021

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of March 31, 2021	3,427,138	$3	97,263,054	$97	$—	$597,384	$(491,582)	$138,323	$244,225
Stock-based compensation expense	—	—	—	—	—	4,350	—	—	4,350
Issuance of common stock related to equity plans	—	—	173,083	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	59,107	—	—	137	—	—	137
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	—	25,910	—	—	25,910
Partner company’s dividends declared and paid	—	—	—	—	—	(188)	—	—	(188)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	3	—	—	3
Common shares issuable for dividend on partner company's convertible preferred shares	—	—	—	—	263	—	—	—	263
Non-controlling interest in partner companies	—	—	—	—	—	(22,553)	—	22,553	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(20,856)	(20,856)
Net loss attributable to common stockholders	—	—	—	—	—	—	(3,535)	—	(3,535)
Balance as of June 30, 2021	3,427,138	$3	97,495,244	$97	$263	$603,035	$(495,117)	$140,020	$248,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Six Months Ended June 30, 2022

	Series A							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2021	3,427,138	$3	101,435,505	$101	$656,033	$(547,463)	$117,203	$225,877
Stock-based compensation expense	—	—	—	—	10,644	—	—	10,644
Issuance of common stock related to equity plans	—	—	2,646,375	3	(3)	—	—	—
Issuance of common stock under ESPP	—	—	135,464	—	99	—	—	99
Issuance of common stock for at-the-market offering, net	—	—	3,500,303	4	5,523	—	—	5,527
Preferred A dividends declared and paid	—	—	—	—	(4,016)	—	—	(4,016)
Partner companies' at-the-market offering, net	—	—	—	—	14,476	—	—	14,476
Partner company’s exercise of options for cash	—	—	—	—	111	—	—	111
Issuance of common stock under partner company’s ESPP	—	—	—	—	116	—	—	116
Partner company’s dividends declared and paid	—	—	—	—	(375)	—	—	(375)
Partner company’s net settlement of shares withheld for taxes	—	—	—	—	(1,698)	—	—	(1,698)
Reversal of partner company’s common shares for research and development expenses	—	—	—	—	(35)	—	—	(35)
Partner company’s warrants issued in conjunction with debt	—	—	—	—	384	—	—	384
Non-controlling interest in partner companies	—	—	—	—	(19,568)	—	19,568	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(66,292)	(66,292)
Net loss attributable to common stockholders	—	—	—	—	—	(37,116)	—	(37,116)
Balance as of June 30, 2022	3,427,138	$3	107,717,647	$108	$661,691	$(584,579)	$70,479	$147,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Six Months Ended June 30, 2021

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(103,408)	$(50,457)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,495	1,212
Loss on disposal of property and equipment	239	—
Bad debt (reserve) expense	(45)	(57)
Amortization of debt discount	946	903
Non-cash interest	418	441
Amortization of product revenue license fee	2,034	1,325
Amortization of operating lease right-of-use assets	889	837
Stock-based compensation expense	10,644	8,123
Issuance (reversal) of partner company’s common shares for research and development expenses	(35)	129
Partner company’s warrants issued in conjunction with debt	—	263
Change in fair value of investment in Caelum	—	(30,918)
Change in fair value of partner company derivative liability	—	3,925
Research and development-licenses acquired, expense	—	11,000
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(5,514)	(2,208)
Inventory	(150)	(12,911)
Other receivables - related party	302	(98)
Prepaid expenses and other current assets	1,946	2,795
Other assets	31	(113)
Accounts payable and accrued expenses	4,197	5,834
Deferred revenue	(1,154)	4,800
Lease liabilities	(1,026)	(880)
Other long-term liabilities	(93)	(93)
Net cash used in operating activities	(88,284)	(56,148)

Cash Flows from Investing Activities:
Purchase of research and development licenses	—	(2,750)
Purchase of property and equipment	(1,644)	(2,148)
Purchase of intangible asset	—	(400)
Acquisition of VYNE products	(20,000)	—
Net cash used in investing activities	(21,644)	(5,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(4,016)	$(4,015)
Proceeds from issuance of common stock for at-the-market offering, net	5,527	—
Proceeds from issuance of common stock under ESPP	99	137
Proceeds from partner companies' ESPP	116	158
Partner company’s dividends declared and paid	(375)	(375)
Payment of costs related to partner company's sale of stock	(371)	—
Proceeds from partner companies' at-the-market offering, net	14,476	97,248
Proceeds from partner company convertible preferred shares, net	—	12,800
Proceeds from exercise of partner companies’ equity grants	111	7
Partner company’s net settlement of shares withheld for taxes	(1,698)	—
Payment of debt issuance costs associated with Oaktree Note	—	(60)
Repayment of partner company installment payments - licenses	(2,000)	(2,800)
Payment of debt issuance costs associated with partner company convertible preferred shares	(214)	(13)
Proceeds from partner company long-term debt, net	42,112	—
Repayment of partner company's line of credit	(812)	—
Net cash provided by financing activities	52,955	103,087
Net (decrease) increase in cash and cash equivalents and restricted cash	(56,973)	41,641
Cash and cash equivalents and restricted cash at beginning of period	307,964	234,996
Cash and cash equivalents and restricted cash at end of period	$250,991	$276,637

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,987	$3,339
Cash paid for tax	$166	$504

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$3	$2
Unpaid fixed assets	$315	$298
Partner company's unpaid intangible assets	$4,740	$—
Unpaid partner company’s debt offering cost	$1,050	$200
Unpaid partner company’s deferred offering cost	$—	$75
Partner company derivative warrant liability associated with partner company convertible preferred shares	$—	$362
Partner company’s warrants issued in conjunction with debt	$384	$—
Unpaid research and development licenses acquired	$—	$8,250
Lease liabilities arising from obtaining right-of-use assets	$—	$81

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

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, four partner companies are publicly-traded, and two have consummated strategic partnerships with industry leaders AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc., (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”).

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of partner companies, and from the proceeds resulting from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sales of partner companies, grants or other arrangements to fully develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions. In addition to the foregoing, the Company experienced minimal impact on its development timelines, revenue levels and its liquidity due to the worldwide spread of COVID-19.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of Avenue, Checkpoint, Mustang and Journey. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2022 (the “2021 Form 10-K”), from which the Company derived the balance sheet data at December 31, 2021, as well as Checkpoint’s Form 10-K, filed with the SEC on March 28, 2022, Mustang’s Form 10-K, filed with the SEC on March 23, 2022, Avenue’s Form 10-K, filed with the SEC on March 25, 2022, and Journey’s Form 10-K, filed with the SEC on March 28, 2022.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of June 30, 2022 and December 31, 2021, the Company had $2.2 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows at June 30, 2022, and 2021:

	June 30,
	2022	2021
Cash and cash equivalents	$248,771	$274,992
Restricted cash	2,220	1,645
Total cash and cash equivalents and restricted cash	$250,991	$276,637

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for smaller reporting companies in 2023. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

3. Collaboration Agreement

Cyprium

Agreement with Sentynl

On February 24, 2021, Cyprium entered into an asset purchase agreement with Sentynl. Pursuant to the terms of the agreement, Sentynl paid Cyprium an upfront fee of $8.0 million specifically earmarked to complete the CUTX-101 development program for the treatment of Menkes disease, through the filing of Cyprium’s New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”).  As further compensation, Cyprium is eligible to receive up to an additional $12.0 million, to be paid (i) $3.0 million upon NDA acceptance by the FDA and (ii) $9.0 million upon FDA approval of the NDA and transfer of CUTX-101 to Sentynl.  The Company will recognize revenue associated with these future milestones based upon achievement.  At June 30, 2022, none of these future milestones was deemed probable.

Upon the transfer of CUTX-101 to Sentynl, Cyprium would be eligible to earn up to an additional five potential sales milestones totaling up to $255.0 million, in addition to royalties on CUTX-101 net sales ranging from mid-single digits up to the mid-twenties. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval for CUTX-101.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the $8.0 million upfront payment from Sentynl, the Company is recognizing revenue using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities.  Accordingly, revenue is being recognized over the period in which the development activities are expected to occur.  For the three-month period ending June 30, 2022 and 2021, the company recognized revenue of $0.6 million and $2.4 million, respectively.  For the six months ended June 30, 2022 and 2021, the company recognized revenue of $1.2 million and $3.2 million, respectively.

4. Inventory

	June 30,	December 31,
($ in thousands)	2022	2021

Raw materials	$7,208	$5,572
Work-in-process	2,662	—
Finished goods	6,242	4,290
Inventory reserve	(59)	—
Total inventories	$16,053	$9,862

5. Property, Plant and Equipment

Fortress’ property, plant and equipment consisted of the following:

	Useful Life	June 30,	December 31,
($ in thousands)	(Years)	2022	2021

Computer equipment	3	$744	$739
Furniture and fixtures	5	1,387	1,387
Machinery & equipment	5	7,486	6,550
Leasehold improvements	2-15	13,175	13,175
Buildings	40	581	581
Construction in progress [1]	N/A	1,537	2,028
Total property and equipment		24,910	24,460
Less: Accumulated depreciation		(10,889)	(9,394)
Property, plant and equipment, net		$14,021	$15,066

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $0.8 million and $0.6 million, respectively, and for the six months ended June 30, 2022 and 2021 was approximately $1.5 million and $1.2 million, respectively.  Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

6. Intangibles, net

VYNE Therapeutics Product Acquisition (“VYNE Product Acquisition”)

In January 2022, Journey entered into a definitive agreement (the “VYNE APA”) to acquire two FDA-Approved Topical Minocycline Products, Amzeeq (minocycline) topical foam 4%, and Zilxi (minocycline) topical foam 1.5%, and a Molecule Stabilizing TechnologyTM proprietary platform from VYNE Therapeutics, Inc. (“VYNE”) for an upfront payment of $20.0 million and an additional $5.0 million payment on the one (1)-year anniversary of the closing (The "VYNE Product Acquisition"). Journey also acquired certain associated inventory.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The VYNE APA also provides for contingent net sales milestone payments. In the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450 million. In addition, Journey will pay VYNE 10% of any upfront payment received by Journey from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the VYNE APA.

The following table summarizes the aggregate consideration transferred for the assets acquired by Journey in connection with the VYNE Product Acquisition:

($ in thousands)	Aggregate Consideration Transferred
Consideration transferred to VYNE at closing	$20,000
Fair value of deferred cash payment due January 2023	4,740
Transaction costs	223
Total consideration transferred at closing	$24,963

The fair value of the deferred cash payment is being accreted to the $5.0 million January 2023 cash payment over a one-year period through interest expense. The fair value of the deferred cash payment of $4.9 million at June 30, 2022 is included in partner company installment payments – short term on the condensed consolidated balance sheets.

The following table summarizes the assets acquired in the VYNE Product Acquisition:

($ in thousands)	Assets Recognized
Inventory	$6,041
Identifiable intangibles:
Amzeeq	15,162
Zilxi	3,760
Fair value of net identifiable assets acquired	$24,963

The table below provides a summary of the Journey intangible assets as of June 30, 2022 and December 31, 2021, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	June 30, 2022	December 31, 2021

Intangible assets – product licenses	3 to 9	$37,925	$19,003
Accumulated amortization		(8,485)	(6,451)
Net intangible assets		$29,440	$12,552

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2022 and 2021, Journey’s amortization expense related to its product licenses was $1.0 million and $0.7 million, respectively.  For the six months ended June 30, 2022 and 2021, Journey’s amortization expense related to its product licenses was $2.0 million and $1.3 million, respectively.  Journey records amortization expense related to its product licenses as a component of cost of goods sold on the condensed consolidated statement of operations.

The future amortization of these intangible assets is as follows:

Total
($ in thousands)	Amortization
Six Months Ended December 31, 2022	$2,033
December 31, 2023	4,067
December 31, 2024	4,068
December 31, 2025	4,067
December 31, 2026	2,855
Thereafter	8,408
Sub-total	$25,498
Asset not yet placed in service:	3,942
Total	$29,440

7. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its partner companies require substantial completion of research and development, and regulatory and marketing approval efforts, in order to reach technological feasibility. As such, for the three and six months ended June 30, 2022 and 2021, the purchase prices of licenses acquired were classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations.

Journey

On June 29, 2021, Journey entered a license, collaboration, and assignment agreement (the “DFD Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with DRL. Pursuant to the terms and conditions of the DFD Agreement, Journey paid $10.0 million upfront.  Additional contingent regulatory and commercial milestone payments totaling up to $163.0 million are also payable. Royalties ranging from approximately ten percent to twenty percent are payable on net sales of the DFD-29 product.  Journey also agreed to pay DRL additional consideration of approximately $5 million in cash or shares upon an IPO of Journey's Common Stock, which occurred in November 2021 and resulted in the issuance of  545,131 unregistered shares of Journey common stock to DRL. The restrictions on the unregistered shares of Common Stock are governed by the terms set forth in the DFD Agreement and applicable securities laws.

Additionally, the DFD Agreement requires Journey to fund and oversee Phase 3 clinical trials approximating $24.0 million, based upon the current development plan and budget.  In March 2022, JMC dosed the first patient in the Phase 3 clinical program of DFD-29.  Journey’s expenses related to the DFD-29 Phase 3 clinical trials were approximately $0.8 million and $3.3 million for the three and six-month periods ended June 30, 2022, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8. Debt and Interest

Debt

Total debt consists of the following:

	June 30,	December 31,
($ in thousands)	2022	2021	Interest rate	Maturity

Oaktree Note	$50,000	$60,450	11.00%	August - 2025
EWB term loan	15,000	—	7.00%	January - 2026
Runway Note	31,050	—	10.21%	April - 2027
Less: Discount on notes payable	(10,439)	(7,063)
Repayment of Oaktree Note	—	(10,450)
Total notes payable	$85,611	$42,937

Oaktree Note

In August 2020, Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree (the “Oaktree Agreement” and the debt thereunder the “Oaktree Note”).  The Oaktree Agreement contains customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that requires Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the agreement.  Failure by the Company or Journey, as applicable, to comply with the Oaktree Agreement covenants will result in an event of default, subject to certain cure rights of the Company.  The Company was in compliance with all applicable covenants under the Oaktree Agreement as of June 30, 2022.

The Company is required to make quarterly interest-only payments until the fifth anniversary of the closing date, August 27, 2025, the “Maturity Date,” at which point the outstanding principal amount is due. The Company may voluntarily prepay the Oaktree Note at any time subject to a prepayment fee.  The Company is required to make mandatory prepayments of the Oaktree Note under various circumstances as defined in the Oaktree Agreement.  No mandatory prepayments were required in the six months ended June 30, 2022.

Journey Working Capital Line of Credit Amendment and Term Loan

On January 12, 2022, Journey entered into a third amendment (the “Amendment”) of its loan and security agreement with East West Bank, which increased the borrowing capacity of Journey’s revolving line of credit to $10.0 million, from $7.5 million, and added a term loan (“EWB term loan”) not to exceed $20.0 million. Both the revolving line of credit and the EWB term loan mature on January 12, 2026.  The EWB term loan includes two tranches, the first of which is a $15.0 million term loan, and the second of which is a $5.0 million term loan (available at Journey’s option through June 12, 2023). On January 12, 2022, Journey borrowed $15.0 million against the first tranche of the EWB term loan to facilitate the VYNE Product Acquisition (see Note 6).  The EWB term loan bears interest at a floating rate equal to 1.73% above the prime rate and is payable monthly. The EWB term loan effective interest rate at June 30, 2022 was 7.0%. The EWB term loans contain an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the EWB term loan maturity date.  Journey may prepay all or any part of the EWB term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions as well as audit provisions, which pertain solely to Journey. Journey was in compliance with all applicable financial covenants under the Amendment as of June 30, 2022.

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

There was no outstanding balance on the revolving line of credit at June 30, 2022, and $0.8 million outstanding at December 31, 2021.

Mustang Runway Growth Finance Corp. (“Runway”) Debt Facility

On March 4, 2022 (the “Closing Date”), Mustang entered into a $75.0 million long-term debt facility with Runway Growth Finance Corp. (the “Mustang Term Loan” or the “Runway Note”). Under the Mustang Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million available if and when Mustang achieves certain predetermined milestones.

The Mustang Term Loan matures on April 15, 2027 (the “Maturity Date”).  Starting March 15, 2022, Mustang will make monthly payments of interest only until April 1, 2024 (the “Amortization Date”). The Amortization Date may be extended to April 1, 2025 if Mustang achieves certain predetermined milestones based on equity raises and the initiation of certain clinical trials. After that, Mustang will make monthly payments of interest and principal. If the Amortization Date is extended to April 1, 2025, the monthly payments will be recalculated in equal amounts according to the remaining number of payment dates through the Maturity Date. All unpaid outstanding principal and accrued and unpaid interest will be due and payable in full on the Maturity Date.

The Runway Note accrues interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three-month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lendor to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London or other offshore interbank markets (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%. At June 30, 2022 the Applicable Rate was 10.21%.

Mustang has the option to prepay all of the outstanding Runway Note but not less than all. Prepayment would include outstanding principal, accrued interest, prepayment fee and final payment which is equal to the original principal amount of the Runway Note times 3.5% or $1.1 million.

In addition, the Runway Note is secured by a lien on substantially all of Mustang’s assets other than certain intellectual property assets and certain other excluded collateral, and it contains a minimum liquidity covenant and other covenants that include among other items: (i) limits on indebtedness, repurchase of stock from employees, officers and directors.  Mustang was in compliance with all applicable covenants as of June 30, 2022.

The Runway Note contains customary events of default, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Runway will have the right upon notice to accelerate all amounts outstanding under the Runway Note, in addition to other remedies available to the lenders as secured creditors of the Mustang.

Pursuant to the terms of the Runway Note, upon closing Mustang paid Runway upfront fees out of proceeds of $0.4 million consisting of a 1% commitment fee and a deposit of $0.1 million.  In addition, Mustang paid other cash fees directly to third parties comprising of an advisory fee and legal fees totaling $2.3 million. Mustang also issued to Runway a warrant to purchase up to 748,036 of Mustang common shares with an exercise price of $0.8021 per share, pursuant to the terms of the Runway Note. In addition, the provisions of the warrant provide for additional warrants to be issued upon funding of the loan tranches.

The fair value of the warrant was determined utilizing a Black Scholes Model with the following assumptions: risk free rate of return 1.74%, volatility of 57.3%, 10-year life yielding a value of approximately $0.4 million at March 4, 2022.  The fair value of the warrant was recorded in debt discount and will be amortized over the life of the note.

For the three and six months ended June 30, 2022, Mustang amortized approximately $0.2 million of debt discount associated with the Runway Note, which was included in interest expense in the condensed consolidated statement of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Partner Company Installment Payments – Licenses

The following tables show the details of partner company installment payments – licenses for the periods presented.

	June 30, 2022
($ in thousands)	Short-term	Long-term	Total
Partner company installment payments - licenses	$8,000	$4,000	$12,000
Less: imputed interest	(513)	(192)	(705)
Sub-total partner company installment payments - licenses	$7,487	$3,808	$11,295

	December 31, 2021
($ in thousands)	Short-term	Long-term	Total
Partner company installment payments - licenses	$5,000	$4,000	$9,000
Less: imputed interest	(490)	(373)	(863)
Sub-total partner company installment payments - licenses	$4,510	$3,627	$8,137

Interest Expense

The following tables show the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest; fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended June 30,
	2022			2021
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
LOC Fees	$11	$—	$11	$14	$—	$14
Oaktree Note	1,390	375	1,765	1,669	324	1,993
Partner company convertible preferred shares	—	—	—	—	270	270
Partner company dividend payable	—	—	—	263	—	263
Partner company installment payments - licenses	215	—	215	220	—	220
Partner company notes payable	981	182	1,163	—	—	—
Total Interest Expense and Financing Fee	$2,597	$557	$3,154	$2,166	$594	$2,760

	Six Months Ended June 30,
	2022			2021
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
LOC Fees	$26	$—	$26	$23	$—	$23
Oaktree Note	2,765	731	3,496	3,319	633	3,952
Partner company convertible preferred shares	—	—	—	—	270	270
Partner company dividend payable	—	—	—	263	—	263
Partner company installment payments - licenses	418	—	418	441	—	441
Partner company notes payable	1,349	215	1,564	—	—	—
Total Interest Expense and Financing Fee	$4,558	$946	$5,504	$4,046	$903	$4,949

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2022	2021

Accounts Payable	$53,939	$47,429
Accrued expenses:
Professional fees	1,796	1,835
Salaries, bonus and related benefits	7,510	8,809
Research and development	8,736	7,932
Research and development - license maintenance fees	502	4,640
Research and development - milestones	4,600	850
Accrued royalties payable	3,027	3,833
Accrued coupon and rebates	8,205	10,603
Return reserve	2,727	3,240
Accrued interest	204	—
Other	2,294	1,489
Total accounts payable and accrued expenses	$93,540	$90,660

10. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	For the Six Months Ended
	June 30, 2022	As of June 30, 2022
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
UR-1	$(482)	$(664)	34.5%
Aevitas	(341)	(5,555)	45.9%
Avenue [2]	(2,576)	495	82.8%
Baergic	(136)	(2,267)	39.0%
Cellvation	(110)	(1,691)	21.7%
Checkpoint [1]	(25,007)	6,009	80.5%
Coronado SO	—	(290)	13.0%
Cyprium	(421)	(2,803)	29.0%
Helocyte	(184)	(5,655)	17.9%
JMC	(3,302)	17,723	50.9%
Mustang [2]	(33,580)	67,212	82.0%
Oncogenuity	(139)	(1,277)	24.5%
Tamid	(14)	(758)	22.8%
Total	$(66,292)	$70,479

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	For the Year Ended
	December 31, 2021	As of December 31, 2021
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
UR-1	(1,353)	$(1,795)	34.5%
Aevitas	(901)	(5,060)	45.9%
Avenue [2]	(2,909)	2,830	82.0%
Baergic	(39)	(2,086)	39.0%
Cellvation	(131)	(1,544)	21.7%
Checkpoint [1]	(39,226)	24,238	81.5%
Coronado SO	—	(290)	13.0%
Cyprium	(807)	(2,204)	29.8%
Helocyte	(89)	(5,529)	18.3%
JMC	(5,652)	17,498	41.6%
Mustang [2]	(48,518)	93,009	82.7%
Oncogenuity	(497)	(1,124)	24.9%
Tamid	(1)	(740)	22.8%
Total	$(100,123)	$117,203

Note 1:	Checkpoint is consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Checkpoint’s Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Preferred Class A Shares which provide super-majority voting rights.

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

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the six months ended June 30, 2022:

	Six Months Ended June 30,
	2022	2021
Warrants to purchase Common Stock	4,359,193	4,522,654
Options to purchase Common Stock	820,990	828,490
Unvested Restricted Stock	18,710,303	16,389,156
Unvested Restricted Stock Units	121,683	215,684
Total	24,012,169	21,955,984

12. Stockholders’ Equity

Common Stock

At the Company’s 2022 Annual Meeting of Stockholders held on June 21, 2022, its stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of Common Stock available to issue by 30 million to 200 million. The amendment was filed with the Secretary of State of the State of Delaware on July 11, 2022.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Incentive Plan

The Company has in effect the 2013 Stock Incentive Plan, as amended (the “Incentive Plan”). The Incentive Plan was adopted in 2013 by our stockholders and the compensation committee of the Company’s board of directors; eligible awardees of stock-based awards under the Incentive Plan include directors, officers, employees and consultants. In June 2022, the Company’s stockholders approved an amendment to the Incentive Plan to increase the number of authorized shares issuable by 3.0 million shares, for a total of 16.0 million shares.

As of June 30, 2022, 4,598,395 shares are available for issuance under the Incentive Plan.

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Employee and non-employee awards	$2,359	$2,541	$4,958	$4,051
Executive awards of Fortress Companies' stock	524	348	686	693

Partner Companies:
Avenue	43	116	612	230
Checkpoint	729	766	1,504	1,540
Mustang	650	547	1,314	1,543
Journey	774	11	1,547	33
Other	2	21	23	33
Total stock-based compensation expense	$5,081	$4,350	$10,644	$8,123

For the three months ended June 30, 2022 and 2021, approximately $1.2 million and $0.8 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $3.9 million and $3.6 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the six months ended June 30, 2022 and 2021, approximately $2.6 million and $2.0 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $8.1 million and $6.1 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2021	1,018,490	$5.04	$368,344	1.68
Granted	2,500	2.50	—	9.51
Expired	(315,000)	6.36	—	—
Options vested and expected to vest at June 30, 2022	705,990	$4.44	$—	1.91
Options vested and exercisable at June 30, 2022	705,990	$4.44	$—	1.91

As of June 30, 2022, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2021	18,060,000	$2.64
Restricted stock granted	2,375,972	2.50
Restricted stock vested	(135,000)	2.71
Restricted stock units granted	535,602	2.27
Restricted stock units forfeited	(142,500)	4.10
Restricted stock units vested	(265,787)	3.52
Unvested balance at June 30, 2022	20,428,287	$2.59

As of June 30, 2022 and 2021, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $24.5 million and $23.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years and 3.2 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2021	4,505,621	$3.20	$68,800	3.93
Expired	(508,505)	3.73	—
Outstanding as of June 30, 2022	3,997,116	$3.13	$—	3.89
Exercisable as of June 30, 2022	4,370,621	$3.23	$—	3.38

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Oaktree Note (see Note 8), the Company issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of Common Stock at a purchase price of $3.20 per share (the “Oaktree Warrants”). Oaktree is entitled to additional warrants if at any time prior to the expiration of the Oaktree Warrants the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s Common Stock on the trading day prior to the issuance of the Security Instruments. The Oaktree Warrants expire on August 27, 2030 and may be net exercised at the holder’s election. The Company filed a registration statement on Form S-3 to register the resale of the shares of Common Stock issuable upon exercise of the Oaktree Warrants that was declared effective by the SEC on November 20, 2020.

Long-Term Incentive Program (“LTIP”)

On July 15, 2015, the Company’s stockholders approved the LTIP for the Company’s Chairman, President and Chief Executive Officer, Dr. Rosenwald, and Executive Vice Chairman, Strategic Development, Mr. Weiss (amended and restated with stockholder approval on June 7, 2017). The LTIP consists of a program to grant equity interests in the Company and in the Company’s subsidiaries, and a performance-based bonus program that is designed to result in performance-based compensation that is deductible without limit under Section 162(m) of the Internal Revenue Code of 1986, as amended.

On January 1, 2022 and 2021, the Compensation Committee granted 1,102,986 and 1,030,339 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants were made in accordance with the LTIP, and represent 1% of total outstanding shares of the Company as of the dates of such grants. The shares will vest in full if the employee is either in the service of the Company as an employee, Board member or consultant (or any combination of the foregoing) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary Separation from Service (as defined in the LTIP).  The only other vesting condition – one based on achievement of an increase in the Company’s market capitalization – has already been achieved, with respect to each annual award under the LTIP. The shares awarded under the LTIP will also vest in full (and the Company’s repurchase option on each tranche of shares granted thereunder will accordingly lapse) upon the occurrence of a Corporate Transaction (as defined in the LTIP), if the eligible employee is in service to the Company on the date of such Corporate Transaction. The fair value of each grant on the grant date was approximately $2.8 million for the 2022 grant and $3.3 million for the 2021 grant. For the three months ended June 30, 2022 and 2021, the Company recorded stock compensation expense related to LTIP grants of approximately $1.3 million and $1.0 million, respectively, and for the six months ended June 30, 2022 and 2021, recorded expense of approximately $2.6 million and $1.9 million, respectively, on the condensed consolidated statement of operations.

Capital Raises

2021 Shelf

On July 23, 2021, the Company filed a shelf registration statement 333-255185  on Form S-3, which was declared effective on July 30, 2021 (the "2021 Shelf"). No securities have been taken down under the 2021 Shelf as of June 30, 2022.

Common Stock At-the-Market Offering and 2020 Shelf

On May 18, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective on May 26, 2020 (the "2020 Shelf"). In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement ("2020 Common ATM"), governing potential sales of the Company's Common Stock.

For the six-month period ended June 30, 2022, the Company issued approximately 3.5 million shares of Common Stock at an average price of $1.63 per share for gross proceeds of $5.7 million. For the six-month period ended June 30, 2021, no shares were issued pursuant to the 2020 Common ATM. Approximately $11.7 million of securities remain available for sale under the 2020 Shelf at June 30, 2022.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Mustang At-the-Market Offering (the “Mustang ATM”)

During the six months ended June 30, 2022, Mustang issued approximately 6.8 million shares of common stock at an average price of $0.87 per share for gross proceeds of $5.9 million under the Mustang ATM. During the six months ended June 30, 2021, Mustang issued approximately 16.2 million shares of common stock at an average price of $3.94 per share for gross proceeds of $63.8 million under the Mustang ATM.

Pursuant to the terms of the Founder’s Agreement between the Company and Mustang (see Note 14), Mustang issued to Fortress 2.5% of the aggregate number of shares of Mustang common stock issued in connection with the shares issued under the Mustang ATM.    Accordingly, Mustang issued 178,583 shares of common stock to Fortress at a weighted average price of $1.33 per share for the six months ended June 30, 2022 and recorded 41,652 shares issuable to Fortress in connection with the shares issued under the Mustang ATM.  Mustang issued 452,965 shares of common stock at a weighted average price of $3.50 per share to Fortress for the six months ended June 30, 2021 in connection with the shares issued under the Mustang ATM.

On October 23, 2020, Mustang filed a shelf registration statement No. 333-249657 on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Under the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of June 30, 2022, approximately $8.7 million of the Mustang 2020 S-3 remains available for sales of securities.

On April 23, 2021, Mustang filed a shelf registration statement No. 333-255476 on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of June 30, 2022, $200 million of the Mustang 2021 S-3 remains available for sales of securities.

Checkpoint At-the-Market Offering (the “Checkpoint ATM”)

During the six months ended June 30, 2022, Checkpoint issued approximately 4.3 million shares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $8.9 million at an average selling price of $2.07 per share. During the six months ended June 30, 2021, Checkpoint issued approximately 10.4 million hares of common stock under the Checkpoint ATM for aggregate total gross proceeds of approximately $35.6 million at an average selling price of $3.42 per share.

Pursuant to the Founders Agreement between the Company and Checkpoint (see Note 14), Checkpoint issued to Fortress 2.5% of the aggregate number of shares of Checkpoint common stock issued under the Checkpoint ATM. Accordingly, Checkpoint issued 107,632 shares of common stock to Fortress for the six months ended June 30, 2022 and issued 259,990 shares of common stock for the six months ended June 30, 2021.

The Checkpoint S-3 is a shelf registration statement filed by Checkpoint in November 2020 that was declared effective in December 2020, under which Checkpoint may sell up to $100 million of its securities. At June 30, 2022, approximately $45.7 million of the Checkpoint shelf remains available for sale under the Checkpoint S-3.

Journey Convertible Preferred Shares

In March 2021, Journey commenced an offering of 8% Cumulative Convertible Class A Preferred Stock (“Journey Preferred Offering”) in an aggregate minimum amount of $12.5 million and an aggregate maximum amount of $30.0 million. The Journey Preferred Offering terminated on July 18, 2021. As of June 30, 2021, Journey completed three closings and issued an aggregate of 573,280 Journey Preferred shares at a price of $25.00 per share, for gross proceeds of $14.3 million. Following the payment of placement agent fees of $1.4 million, and other expenses of $0.3 million, Journey received $12.6 million of net proceeds.

In July 2021, Journey completed two additional closings, raising a combined additional $4.6 million and paid placement agent fees of $0.5 million for net proceeds of $4.2 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

13. Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. The Company also has director and officer insurance to address such claims. The Company also provides indemnification of contractual counterparties in certain situations, including without limitation to clinical sites, service providers and licensors.

14. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 10.8% of the Company’s issued and outstanding Common Stock as of June 30, 2022. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.5% of the Company’s issued and outstanding Common Stock as of June 30, 2022.

Shared Services Agreement with TG Therapeutics, Inc (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the three months ended June 30, 2022 and 2021 the Company invoiced TGTX $0.5 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company invoiced TGTX $0.6 million and $0.2 million, respectively.  On June 30, 2022, the amount due from TGTX related to this arrangement is approximated to be $0.1 million.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. For the three and six months ended June 30, 2022, the Company’s employees have provided services to Journey totaling approximately $0.1 million and $0.1 million, respectively.

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay their share of the average annual rent for office space in New York, NY and Waltham, MA based on actual percentage of the office space occupied on a month-by-month basis. In connection with the Company’s Desk Share Agreement with TGTX for the three months ended June 30, 2022 and 2021, the Company had paid $0.5 million and $0.7 million in rent, respectively, and invoiced TGTX approximately $0.5 million and $0.4 million, respectively, for their prorated share of the rent base. For the six months ended June 30, 2022 and 2021, the Company had paid $1.5 million and $1.4 million in rent, respectively, and invoiced TGTX approximately $0.9 million and $0.9 million, respectively, for their prorated share of the rent base. At June 30, 2022, there were no amounts due from TGTX related to this arrangement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Contribution Agreement with Avenue

On May 11, 2022, the Company entered into a stock contribution agreement (the “Contribution Agreement”) with Avenue, pursuant to which the Company agreed to transfer ownership of 100% of its shares (common and preferred) in Baergic to Avenue. Under the Contribution Agreement, the Company also agreed to assign to Avenue certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement, by and between Fortress and Baergic, dated as of March 9, 2017, and Management Services Agreement, by and between Fortress and Baergic, dated as of March 9, 2017. Consummation of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by Avenue resulting in gross proceeds of at least $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen to (A) have 100% of its shares in Avenue repurchased by Avenue and (B) terminate certain of the agreements into which it entered with Avenue and/or the Company in connection with InvaGen’s 2019 equity investment in Avenue, which would eliminate certain negative consent rights of InvaGen over Avenue and restore certain rights and privileges of Fortress in Avenue (all upon terms to be agreed upon with InvaGen); and (iii) the sustained listing of Avenue’s common stock on the Nasdaq Capital Market.

If consummated, the transaction is expected to expand Avenue’s development portfolio within neuroscience. Evaluation and negotiation of the Contribution Agreement was overseen, and execution of the Contribution Agreement was approved, by special committees at the Avenue and Fortress levels, both of which exclusively comprised independent and disinterested directors of the respective companies’ boards.

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

15. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company are consistently applied to all segments. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended June 30, 2022	Sales	Development	Consolidated
Net revenue	$18,291	$595	$18,886
Cost of goods - product revenue	(7,633)	—	(7,633)
Research and development	(2,609)	(30,522)	(33,131)
Selling, general and administrative	(15,127)	(13,921)	(29,048)
Other expense	(450)	(2,554)	(3,004)
Segment loss	$(7,528)	(46,402)	$(53,930)

Note 1:  Dermatology Product Sales segment reflects stand-alone income tax expense that has been eliminated in consolidation.

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended June 30, 2021	Sales	Development	Consolidated
Net revenue	$15,288	$2,555	$17,843
Cost of goods - product revenue	(7,484)	—	(7,484)
Research and development	(10,029)	(23,805)	(33,834)
Selling, general and administrative	(7,619)	(11,763)	(19,382)
Other expense	(4,683)	23,149	18,466
Segment income (loss)	$(14,527)	$(9,864)	$(24,391)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Six Months Ended June 30, 2022	Sales	Development	Consolidated
Net revenue	$41,587	$1,224	$42,811
Cost of goods - product revenue	(15,836)	—	(15,836)
Research and development	(3,875)	(65,978)	(69,853)
Selling, general and administrative	(29,946)	(25,372)	(55,318)
Other income	(836)	(4,376)	(5,212)
Segment loss	$(8,906)	$(94,502)	$(103,408)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Six Months Ended June 30, 2021	Sales	Development	Consolidated
Net revenue	$26,007	$3,423	$29,430
Cost of goods - product revenue	(11,392)	—	(11,392)
Research and development	(10,029)	(43,959)	(53,988)
Selling, general and administrative	(13,845)	(23,079)	(36,924)
Other expense	(4,904)	27,321	22,417
Segment income (loss)	$(14,163)	$(36,294)	$(50,457)

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
June 30, 2022	Sales	Development	Total Assets
Intangible assets, net	$29,440	$—	$29,440
Tangible assets	84,056	250,459	334,515
Total segment assets	$113,496	$250,459	$363,955

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2021	Sales	Development	Total Assets
Intangible assets, net	$12,552	$—	$12,552
Tangible assets	84,732	299,219	383,951
Total segment assets	$97,284	$299,219	$396,503

16. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza®, Accutane®, Targadox®, Ximino®, Exelderm®, Luxamend®, Amzeeq® and Zilxi®. All of Journey’s product revenues are recorded in the U.S. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s related party revenue is from Checkpoint’s collaborations with TGTX (see Note 14). Other revenue consists of a net $2.5 million milestone payment made to Journey triggered by Qbrexza® (Rapifort® Wipes 2.5%) receiving manufacturing and marketing approval in Japan in February 2022.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The net $2.5 million milestone payment reflects a milestone payment of $10 million to Journey from their exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), offset by a $7.5 million payment to Dermira, pursuant to the terms of the Qbrexza APA between Journey and Dermira.  The table below summarizes the Company’s revenue for the three and six months ending June 30, 2022 and 2021:

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Qbrexza®	$6,111	$4,568	$13,487	4,568
Accutane®	5,200	1,945	10,107	2,141
Amzeeq®	1,265	—	4,731	—
Targadox®	2,756	5,727	5,390	$12,926
Ximino®	1,035	1,312	2,002	3,413
Zilxi®	555	—	1,297	—
Exelderm®	1,313	1,736	2,017	2,953
Other branded revenue	—	—	—	6
Collaboration revenue	577	2,400	1,154	3,200
Revenue – related party	18	155	70	223
Other revenue	56	—	2,556	—
Net revenue	$18,886	$17,843	$42,811	$29,430

The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Significant Customers

For the three-month periods ending June 30, 2022 and 2021, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

For the six month periods ending June 30, 2022 and 2021, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At June 30, 2022 and December 31, 2021, two of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance.

17. Income taxes

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

Income tax expense for the three and six months ended June 30, 2022 and 2021 is based on the estimated annual effective tax rate. The Company expects a net DTA with a full valuation allowance and 0% estimated annual effective tax rate for 2022. No income tax expense was recognized for the three or six months ended June 30, 2022 or 2021.

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

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, we leverage our business, scientific, regulatory, legal and financial expertise to help the partners achieve their goals. Our partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, and public and private financings. To date, four partner companies are publicly-traded, and two have executed strategic partnerships with industry leaders AstraZeneca and Sentynl.

Recent Events

Marketed Dermatology Products

●	Our nine prescription dermatology products are sold by our partner company, Journey.
●	During the three months ended June 30, 2022 and 2021, JMC generated net revenue of $18.2 million and $15.3 million, respectively.
●	During the six months ended June 30, 2022 and 2021, JMC generated net revenue of $39.0 million and $26.0 million, respectively.
●	In March 2022, Journey dosed the first patient in the Phase 3 clinical program of DFD-29 for the treatment of papulopustular rosacea. Topline data are anticipated in the first half of 2023 with an NDA filing expected in the second half of 2023.
●	In May 2022, Journey announced that it entered into a settlement agreement with Padagis pertaining to the patents protecting Qbrexza®, the first and only prescription cloth towelette for the treatment of primary axillary hyperhidrosis, Amzeeq®, the first and only topical minocycline product for the treatment of acne, and Zilxi®, the first and only topical minocycline product for the treatment of rosacea. Under terms of the paragraph IV settlement agreements, Padagis will not be allowed to launch generic versions of Qbrexza, Amzeeq and Zilxi until August 15, 2030, July 1, 2031 and April 1, 2027, respectively.

Late Stage Product Candidates

Cosibelimab (anti-PD-L1 antibody (formerly CK-301))

●	In May 2022, we announced that Checkpoint received Pediatric Investigation Plan (“PIP”) product-specific waivers from the European Medicines Agency (“EMA”) and the U.K. Medicines & Healthcare products Regulatory Agency (“MHRA”) for cosibelimab in cutaneous squamous cell carcinoma (“cSCC”). The waivers remove the requirement to conduct pediatric clinical studies to support cosibelimab marketing authorization applications in Europe.
●	In June 2022, we announced positive interim results from our pivotal trial of cosibelimab in locally advanced cSCC. As of the March 2022 data cutoff, the confirmed objective response rate (ORR) by independent central review (ICR) in 31 patients was 54.8% (95% CI: 36.0, 72.7), substantially exceeding a clinically meaningful lower bound of the 95% two-sided confidence interval. Based on these positive results, Checkpoint intends to continue discussions with the FDA on the potential addition of locally advanced cSCC as a second indication in the planned Biologics License Application (BLA) targeted for submission at year-end.
●	Cosibelimab was sourced by Fortress and is currently in development at our partner company, Checkpoint.

CUTX-101 (Copper Histidinate for Menkes disease)

●	In December 2021, we initiated the rolling submission of an NDA to the FDA for CUTX-101, which is ongoing.
●	Cyprium is currently in a dispute with its contract manufacturing organization (the “CMO”), regarding the CMO’s attempt to terminate a Master Services Agreement (“MSA”) between Cyprium and the CMO. Cyprium believes the CMO’s grounds for purporting to terminate the MSA are without merit and is currently availing itself of all appropriate legal remedies in efforts to ensure that the CMO abides by its obligations under the MSA. To that end, Cyprium obtained a temporary restraining order on August 8, 2022, requiring the CMO to provide at least 72 hours prior written notice to Cyprium before taking any action that may prevent the CMO from performing its obligations under the MSA pending Cyprium’s application for a preliminary injunction.
●	Cyprium’s timeline for completing submission of its NDA application for CUTX-101 may be delayed during the pendency, and following resolution, of such dispute.
●	CUTX-101 is currently in development at our partner company, Cyprium.

MB-107 (Ex vivo Lentiviral Therapy for Newly Diagnosed X-linked Severe Combined Immunodeficiency (XSCID))

●	In 2023, we expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial under Mustang’s IND to evaluate MB-107, a lentiviral gene therapy for the treatment of infants under the age of two with X-linked severe combined immunodeficiency (“XSCID”).
●	MB-107 was sourced by Fortress and is currently in development at our partner company, Mustang.

MB-207 (Ex vivo Lentiviral Gene Therapy for Previously Transplanted XSCID)

●	Mustang filed an IND application in December 2021 for its pivotal multicenter Phase 2 clinical trial of MB-207, a lentiviral gene therapy for the treatment of patients with XSCID who have been previously treated with a hematopoietic stem cell transplantation and for whom re-treatment is indicated. The trial is currently on hold pending CMC clearance from the FDA, and based on feedback from the Agency, Mustang expects to enroll the first patient in a pivotal multicenter Phase 2 clinical trial in 2023.
●	MB-207 was sourced by Fortress and is currently in development at Mustang.

DFD-29 (modified release oral minocycline for the treatment of rosacea)

●	In March 2022, JMC dosed the first patient in the Phase 3 clinical program of DFD-29 for the treatment of papulopustular rosacea. Topline data is anticipated in the first half of 2023 with an NDA filing expected in the second half of 2023.
●	DFD-29 is currently in development at our partner company, JMC.

Triplex (Cytomegalovirus (“CMV”) vaccine)

●	In August 2022, we announced Triplex received a grant from the National Institute of Allergy and Infectious Diseases of the National Institutes of Health that could provide over $20 million in non-dilutive funding. This award will fund a multi-center, placebo-controlled, randomized Phase 2 study of Triplex for control of cytomegalovirus in patients undergoing liver transplantation.
●	Triplex was sourced by Fortress and is currently in development at our partner company, Helocyte.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

●	In June 2022, we announced that the FDA granted Orphan Drug Designation to MB-106, Mustang’s CD20-targeted, autologous CAR T cell therapy for the treatment of Waldenstrom macroglobulinemia, a rare type of B-cell non-Hodgkin lymphoma (“B-NHL”).
●	A Mustang-sponsored multicenter Phase 1/2 clinical trial evaluating the safety and efficacy of MB-106 for relapsed or refractory B-NHL and CLL is enrolling patients.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang.

Dotinurad (Urate Transporter (URAT1) Inhibitor)

●	In June 2022, we initiated a Phase 1 clinical trial to evaluate Dotinurad in healthy volunteers in the United States. Dotinurad is in development for the treatment of gout. We anticipate topline data from the Phase 1 trial in the second half of 2022. Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad demonstrated efficacy and tolerability in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials.
●	Dotinurad was sourced by Fortress and is currently in development at our partner company, UR-1 Therapeutics.

MB-109 (MB-101 (IL13Rα2-targeted CAR T Cell Therapy) + MB-108 oncolytic virus)

●	In April 2022, we announced interim data from two ongoing investigator-sponsored Phase 1 clinical trials evaluating two clinical candidates, MB‐101 (IL13Rα2‐targeted CAR T cell therapy licensed from City of Hope) and MB-108 (herpes simplex virus type 1 oncolytic virus licensed from Nationwide Children’s Hospital) for the treatment of recurrent glioblastoma. The data are from a late-breaking poster presented at the American Association for Cancer Research Annual Meeting 2022. Preclinical data also presented support the safety of administering these two therapies sequentially to optimize treatment in a regimen designated as MB-109. Mustang expects to file an IND in 2023 to initiate an MB-109 Phase 1 clinical trial.
●	MB-101 and MB-108 were sourced by Fortress and are currently in development at Mustang.

MB-110 Ex Vivo Lentiviral Gene Therapy for RAG1 Severe Combined Immunodeficiency (“RAG1-SCID”)

●	In July 2022, we announced that the first patient successfully received LV-RAG1 ex vivo lentiviral gene therapy to treat recombinase-activating gene-1 (“RAG1”) severe combined immunodeficiency (RAG1-SCID”), in an ongoing Phase 1/2 multicenter clinical trial taking place in Europe.
●	LV-RAG1 is exclusively licensed by Mustang for the development of MB-110, a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1-SCID.

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

For a discussion of our critical accounting estimates, see the MD&A in the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2022 (“2021 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2021.

Accounting Pronouncements

During the six-month period ended June 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

General

For the three months ended June 30, 2022 and 2021, we generated $18.9 million and $17.8 million, respectively, of net revenue, of which $18.2 million and $15.3 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $18,000 and $0.2 million, respectively, relates to Checkpoint’s collaborative agreements with TGTX. Collaboration revenue of $0.6 million and $2.4 million, respectively, recognized in the quarters ended June 30, 2022 and 2021 is a result of Cyprium’s agreement with Sentynl. Other revenue of $0.1 million in the quarter ended June 30, 2022 relates to Journey’s receipt of royalties from its’ exclusive out-licensing partner for Qbrexza.

For the six months ended June 30, 2022 and 2021, we generated $42.8 million and $29.4 million, respectively, of net revenue, of which $39.0 million and $26.0 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $0.1 million and $0.2 million, respectively, relates to Checkpoint’s collaborative agreements with TGTX. Collaboration revenue of $1.2 million and $3.2 million, respectively, recognized in the six months ended June 30, 2022 and 2021 is a result of Cyprium’s agreement with Sentynl. Other revenue of $2.6 million in the quarter ended June 30, 2022 relates to Journey’s receipt of royalties as well as a $2.5 million milestone payment from its’ exclusive out-licensing partner for Qbrexza.

For the three months ended June 30, 2022 and 2021, we had $7.6 million or 41.9% of product revenue, and $7.5 million or 49.0% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products. The increase is a result of increased costs associated with increased net product sales from period-to-period, and increased costs related to the Amzeeq and Zilxi acquisitions in the first quarter of 2022, offset by cost decreases due to less Targadox royalties as a result of decreased sales from generic competition.

For the six months ended June 30, 2022 and 2021, we had $15.8 million or 40.6% of product revenue, and $11.4 million or 43.8% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products. The increase is a result of higher sales volume, incremental royalties from Qbrexza and Accutane, which were launched in the first half of 2021, and an incremental increase in amortization of acquired intangible assets due to the acquisition of Amzeeq and Zilxi from VYNE in January 2022.

As of June 30, 2022, we had an accumulated deficit of $584.6 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

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

For the three and six months ended June 30, 2022, research and development expenses were approximately $33.1 million and $69.9 million, respectively. For the three and six months ended June 30, 2021, research and development expenses were approximately $22.8 million and $42.9 million, respectively Additionally, during the three and six months ended June 30, 2021, we expensed approximately $11.0 million and $11.1 million, respectively, in costs related to the acquisition of licenses. Noncash, stock-based compensation expense included in research and development for the three months ended June 30, 2022 and 2021, was $1.2 million and $0.8 million, respectively. Noncash, stock-based compensation expense included in research and development for the six months ended June 30, 2022 and 2021, was $2.6 million and $2.0 million, respectively.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the three and six months ended June 30, 2022 and 2021, by entity:

					Six Months Ended
	Three Months Ended June 30,		% of total		June 30,		% of total
($ in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Research & Development
Fortress	$573	$681	2%	3%	$1,361	$1,328	2%	3%
Partner Companies:
Avenue	151	327	1%	1%	1,959	586	3%	1%
Checkpoint	12,053	7,198	36%	32%	26,723	11,411	38%	27%
JMC	2,609	29	8%	—%	3,875	29	5%	—%
Mustang	15,039	10,840	45%	47%	31,205	22,402	45%	52%
Other[1]	2,705	3,756	8%	17%	4,729	7,103	7%	17%
Total Research & Development Expense	$33,130	$22,831	100%	100%	$69,852	$42,859	100%	100%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent, and other general operating expenses not otherwise included in research and development expenses. For the three months ended June 30, 2022 and 2021, selling, general and administrative expenses were approximately $29.0 million and $19.4 million, respectively. Noncash, stock-based compensation expense included in selling, general and administrative expenses for the three months June 30, 2022 and 2021, was $3.9 million and $3.6 million, respectively.  For the six months ended June 30, 2022 and 2021, selling, general and administrative expenses were approximately $55.3 million and $36.9 million, respectively. Noncash, stock-based compensation expense included in selling, general and administrative expenses for the six months June 30, 2022 and 2021, was $8.1 million and $6.1 million, respectively.

The table below provides a summary of selling, general and administrative costs for the three and six months ended June 30, 2022 and 2021, by entity:

					Six Months Ended
	Three Months Ended June 30,		% of Total		June 30,		% of Total
($ in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Selling, General & Administrative
Fortress	$7,944	$6,617	27%	34%	$13,553	$12,436	25%	34%
Partner Companies:
Avenue	454	622	2%	3%	1,509	1,366	3%	4%
Checkpoint	1,987	1,736	7%	9%	3,909	3,350	7%	9%
JMC[1]	15,127	7,619	52%	39%	29,946	13,844	54%	37%
Mustang	2,854	2,086	10%	11%	5,253	4,289	9%	12%
Other[2]	682	702	2%	4%	1,148	1,639	2%	4%
Total Selling, General & Administrative Expense	$29,048	$19,382	100%	100%	$55,318	$36,924	100%	100%

Note 1:

Includes cost of outsourced sales force for the three months ended June 30, 2022 and 2021 of $6.2 million and $3.0 million, respectively, and for the six months ended June 30, 2022 and 2021 of $11.5 million and $6.0 million, respectively.

Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

Comparison of three months ended June 30, 2022 and 2021

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Revenue
Product revenue, net	$18,235	$15,288	$2,947	19%
Collaboration revenue	577	2,400	(1,823)	(76)%
Revenue – related party	18	155	(137)	(88)%
Other revenue	56	—	56	100%
Net revenue	18,886	17,843	1,043	6%

Operating expenses
Cost of goods sold – product revenue	7,633	7,484	149	2%
Research and development	33,130	22,831	10,299	45%
Research and development – licenses acquired	1	11,003	(11,002)	(100)%
Selling, general and administrative	29,048	19,382	9,666	50%
Total operating expenses	69,812	60,700	9,112	15%
Loss from operations	(50,926)	(42,857)	(8,069)	19%

Other income (expense)
Interest income	150	146	4	3%
Interest expense and financing fee	(3,154)	(2,760)	(394)	14%
Change in fair value of investments	—	25,005	(25,005)	(100)%
Total other income (expense)	(3,004)	18,466	(21,470)	(116)%
Net Loss	(53,930)	(24,391)	(29,539)	121%

Less: net loss attributable to non-controlling interest	32,574	20,856	11,718	56%
Net loss attributable to common stockholders	$(21,356)	$(3,535)	$(17,821)	504%

Net revenue increased $1.0 million, or 6%, from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to the $2.9 million increase in product revenue, net associated with Qbrexza and Accutane, as well as newly launched products Amzeeq and Zilxi. Collaboration revenue as a result of Cyprium’s agreement with Sentynl decreased $1.8 million in the quarter ended June 30, 2022.  Revenue-related party consists of patent fees related to Checkpoint’s collaborations with TGTX.

Cost of goods sold increased by $0.1 million, or 2%, from the three months ended June 30, 2021 to the three months ended June 30, 2022 due to the higher sales volume, incremental royalties from Qbrexza, which was launched in the second quarter of 2021, and an incremental increase in amortization of acquired intangible assets due to the acquisition of Amzeeq and Zilxi from VYNE in January 2022 offset by lower royalty expense due to decreased Targadox sales.

Research and development expenses increased $10.3 million or 45% from the three months ended June 30, 2021 to the three months ended June 30, 2022. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Research & Development
Stock-based compensation
Fortress	$460	$290	$170	59%
Partner Companies:
Avenue	18	42	(24)	(57)%
Checkpoint	229	158	71	45%
Mustang	443	306	137	45%
Other[1]	1	2	(1)	(34)%
Sub-total stock-based compensation expense	1,151	798	353	44%
Other Research & Development
Fortress	113	391	(278)	(71)%
Partner Companies:
Avenue	133	285	(152)	(53)%
Checkpoint	11,824	7,040	4,784	68%
JMC	2,609	29	2,580	8,897%
Mustang	14,596	10,534	4,062	39%
Other[1]	2,704	3,754	(1,050)	(28)%
Total Research & Development Expense	$33,130	$22,831	$10,299	45%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

The increase in stock-based compensation for the quarter ended June 30, 2022 is primarily due to the effect of new equity grants to key employees and non-employees at Fortress, Mustang and Checkpoint.

The increased spending at Checkpoint of $4.8 million is attributable primarily to increased costs related to Checkpoint’s manufacturing costs for cosibelimab of $2.3 million as validation work continues, as well as increased clinical costs of $1.0 million related to Checkpoint’s product candidates, $0.9 million increase in personnel costs due to increased headcount, and $0.6 million increase in other costs. Mustang’s increase in research and development spending of $4.1 million is primarily attributable to higher expenses of $1.5 million for personnel related expenses in connection with the advancement of Mustang’s programs, $1.0 million for third party clinical trial costs, $0.5 million for laboratory supplies, and $1.0 million for plasmid manufacturing costs.  JMC’s research and development expense increase of $2.6 million is related to clinical trial expenses to develop DFD-29, for which dosing began in March 2022. The decrease in “Other” of $1.1 million is attributable to the decreased spend in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 for Cyprium, as the prior quarter spend related to costs for the preparation of Cyprium’s rolling NDA submission.

General and administrative expenses increased $9.7 million, or 50%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$2,423	$2,599	$(176)	(7)%
Partner Companies:
Avenue	25	74	(49)	(66)%
Checkpoint	500	608	(108)	(18)%
JMC	774	11	763	6941%
Mustang	207	241	(34)	(14)%
Other[2]	1	19	(18)	(95)%
Sub-total stock-based compensation expense	3,930	3,552	379	11%
Other Selling, General & Administrative
Fortress	5,521	4,018	1,503	37%
Partner Companies:
Avenue	429	548	(119)	(22)%
Checkpoint	1,487	1,128	359	32%
JMC[1]	14,353	7,608	6,745	89%
Mustang	2,647	1,845	802	43%
Other[2]	681	683	(2)	0%
Total Selling, General & Administrative Expense	$29,048	$19,382	$9,666	50%

Note 1:	Includes cost of outsourced sales force for the three months ended June 30, 2022 and 2021 of $6.2 million and $3.0 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

For the quarter ended June 30, 2022, the increase in general and administrative expenses of $9.7 million, or 50%, is primarily attributable to Journey’s increased sales and marketing costs associated with the expanded product portfolio and outsourced salesforce, as well as Mustang’s increase in professional fees and outside services, and personnel related expenses. The increase at Checkpoint is due to increased personnel costs and professional fees.

Total other income (expense) decreased $21.5 million, or 121%, from income of $18.5 million for the three months ended June 30, 2021 to expense of $3.0 million for the three months ended June 30, 2022, primarily due to the change in fair value of the Company’s investment in Caelum of $25.0 million recorded in the three months ended June 30, 2021.  There is no comparable change in fair value of investment in Caelum in the current quarter as Caelum was acquired in the fourth quarter of 2021 by AstraZeneca.

Net loss attributable to common stockholders increased $17.8 million, or 504%, from a net loss of $3.5 million for the three months ended June 30, 2021 to a net loss of $21.4 million for the three months ended June 30, 2022.

Comparison of six months ended June 30, 2022 and 2021

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Revenue
Product revenue, net	$39,031	$26,007	$13,024	50%
Collaboration revenue	1,154	3,200	(2,046)	(64)%
Revenue – related party	70	223	(153)	(69)%
Other revenue	2,556	—	2,556	100%
Net revenue	42,811	29,430	13,381	45%

Operating expenses
Cost of goods sold – product revenue	15,836	11,392	4,444	39%
Research and development	69,852	42,859	26,993	63%
Research and development – licenses acquired	1	11,129	(11,128)	(100)%
Selling, general and administrative	55,318	36,924	18,394	50%
Total operating expenses	141,007	102,304	38,703	38%
Loss from operations	(98,196)	(72,874)	(25,322)	35%

Other income (expense)
Interest income	292	373	(81)	(22)%
Interest expense and financing fee	(5,504)	(4,949)	(555)	11%
Change in fair value of investments	—	30,918	(30,918)	(100)%
Change in fair value of derivative liability	—	(3,925)	3,925	(100)%
Total other income (expense)	(5,212)	22,417	(27,629)	(123)%
Loss before income tax expense	(103,408)	(50,457)	(52,951)	105%

Income tax expense	—	—	—	100%
Net loss	(103,408)	(50,457)	(52,951)	105%

Less: net loss attributable to non-controlling interest	66,292	38,100	28,192	74%
Net loss attributable to common stockholders	$(37,116)	$(12,357)	$(24,759)	200%

Net revenues increased $13.4 million, or 45%, from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to revenues associated with Qbrexza and Accutane, as well as newly launched products Amzeeq and Zilxi. Collaboration revenue as a result of Cyprium’s agreement with Sentynl decreased $2.0 million for the six months ended June 30, 2022.  Other revenue of $2.6 million for the six months ended June 30, 2022 is a result of a milestone payment of $10 million to Journey from their exclusive licensing partner in Japan, Maruho, offset by a $7.5 million payment to Dermira, pursuant to the terms of the Qbrexza APA between Journey and Dermira. Revenue-related party consists of patent fees related to Checkpoint’s collaborations with TGTX.

Cost of goods sold increased by $4.4 million, or 39%, from the six months ended June 30, 2021 to the six months ended June 30, 2022 due to the higher sales volume, incremental royalties from Qbrexza, which was launched in the second quarter of 2021, and an incremental increase in amortization of acquired intangible assets due to the acquisition of Amzeeq and Zilxi from VYNE in January 2022 offset by lower royalty expense due to decreased Targadox sales.

Research and development expenses increased $27.0 million or 63% from the six months ended June 30, 2021 to the six months ended June 30, 2022. The following table shows the change in research and development spending by Fortress and its partner companies:

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Research & Development
Stock-based compensation
Fortress	$843	$594	$249	42%
Partner Companies:
Avenue	289	83	206	248%
Checkpoint	476	319	157	49%
Mustang	960	978	(18)	(2)%
Other[1]	3	5	(2)	(50)%
Sub-total stock-based compensation expense	2,571	1,979	592	289%
Other Research & Development
Fortress	518	734	(216)	(29)%
Partner Companies:
Avenue	1,670	503	1,167	232%
Checkpoint	26,247	11,092	15,155	137%
JMC	3,875	29	3,846	13,261%
Mustang	30,245	21,424	8,821	41%
Other[1]	4,726	7,098	(2,372)	(33)%
Total Research & Development Expense	$69,852	$42,859	$26,993	63%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

The increase in stock-based compensation for the six months ended June 30, 2022 is primarily due to the effect of new equity grants to key employees and non-employees at Fortress, Mustang and Checkpoint.

The increased spending at Checkpoint of $15.2 million is attributable primarily to increased costs related to Checkpoint’s manufacturing costs for cosibelimab of $10.6 million as validation work continues, as well as increased clinical costs of $1.8 million related to Checkpoint’s product candidates, $1.5 million increase in personnel costs due to increased headcount, and $1.2 million increase in other costs. Mustang’s increase in research and development spending of $8.8 million is primarily attributable to higher expenses of $3.4 million for personnel related expenses in connection with the advancement of Mustang’s programs, $1.9 million for third party clinical trial costs, $1.5 million for laboratory supplies, and $1.6 million for plasmid manufacturing costs. Avenue’s increase of $1.2 million is primarily due to increases in expenses related to advisory committee preparation costs as well as personnel-related costs.  JMC’s research and development expense increase of $3.8 million is related to clinical trial expenses to develop DFD-29 for which dosing began in March 2022. The decrease in “Other” of $2.4 million is attributable to the decreased spend in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 for Cyprium, as the prior year-to-date spend related to costs for the preparation of Cyprium’s rolling NDA submission.

General and administrative expenses increased $18.4 million, or 50%, from the six months ended June 30, 2021 to the six months ended June 30, 2022. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$4,801	$4,150	$651	16%
Partner Companies:
Avenue	323	147	176	120%
Checkpoint	1,028	1,221	(193)	(16)%
JMC	1,547	33	1,514	4590%
Mustang	354	565	(211)	(37)%
Other[2]	20	28	(8)	(20)%
Sub-total stock-based compensation expense	8,073	6,144	1,929	31%
Other Selling, General & Administrative
Fortress	8,752	8,286	466	6%
Partner Companies:
Avenue	1,186	1,219	(33)	(3)%
Checkpoint	2,881	2,129	752	35%
JMC[1]	28,396	13,811	14,585	106%
Mustang	4,899	3,724	1,175	32%
Other[2]	1,131	1,611	(480)	(30)%
Total Selling, General & Administrative Expense	$55,318	$36,924	$18,394	50%

Note 1:	Includes cost of outsourced sales force for the six months ended June 30, 2022 and 2021 of $11.5 million and $6.0 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and UR-1.

For the six months ended June 30, 2022, the increase in general and administrative expenses of $18.4 million, or 50%, is primarily attributable to Journey’s increased sales and marketing costs associated with the expanded product portfolio and outsourced salesforce, Mustang’s increase in professional fees and outside services, and personnel related expenses. The increase at Checkpoint is due to increased professional fees.

Total other income (expense) decreased $27.6 million, or 123%, from income of $22.4 million for the six months ended June 30, 2021 to expense of $5.2 million for the six months ended June 30, 2022, primarily due to the change in fair value of the Company’s investment in Caelum of $30.9 million recorded in the six months ended June 30, 2021.  There is no comparable change in fair value of investment in Caelum in the six months ended June 30, 2022 as Caelum was acquired in the fourth quarter of 2021 by AstraZeneca.

Net loss attributable to common stockholders increased $24.8 million, or 200%, from a net loss of $12.4 million for the six months ended June 30, 2021 to a net loss of $37.1 million for the six months ended June 30, 2022.

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

During the six months ended June 30, 2022, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2021 Form 10-K.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Six Months Ended June 30, 2022
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(18,255)	$(2,873)	$(30,837)	$(2,456)	$(33,864)	$(88,284)
Investing activities	(4)	—	—	(20,000)	(1,640)	(21,644)
Financing activities	1,234	—	6,989	11,477	33,255	52,955
Net increase in cash and cash equivalents and restricted cash	$(17,025)	$(2,873)	$(23,848)	$(10,979)	$(2,249)	$(56,973)

	For the Six Months Ended June 30, 2021
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(12,020)	$(2,011)	$(10,365)	$(4,077)	$(27,675)	$(56,148)
Investing activities	(399)	—	—	(2,000)	(2,899)	(5,298)
Financing activities	(4,330)	—	34,717	10,007	62,693	103,087
Net increase in cash and cash equivalents and restricted cash	$(16,749)	$(2,011)	$24,352	$3,930	$32,119	$41,641

Note 1:	Includes Fortress, non-public partner companies and elimination entries.

	Six Months Ended June 30,
($ in thousands)	2022	2021	Change
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(88,284)	$(56,148)	$(32,136)
Investing activities	(21,644)	(5,298)	(16,346)
Financing activities	52,955	103,087	(50,132)
Net increase in cash and cash equivalents and restricted cash	$(56,973)	$41,641	$(98,614)

Operating Activities

Net cash used in operating activities increased $32.1 million from the six months ended June 30, 2021, compared to the six months ended June 30, 2022. The increase is due to the increase of $53.0 million in net loss and the $11.0 million decrease in cash resulting from research and development – license acquired, expense, offset by the $30.9 million decrease in the fair value of the investment in Caelum for the six months ended June 30, 2022, as well as the $2.5 million increase in stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 of $5.3 million, as compared to net cash used in investing activities of $21.6 million for the six months ended June 30, 2022 is a $16.3 million change in cash flows from investing activities. The change is primarily due to the $20.0 million acquisition of the VYNE products by JMC, as well as the $2.8 million decrease in cash used in the purchase of research and development licenses and $0.5 million decrease in cash used in the purchase of property and equipment by Mustang.

Financing Activities

Net cash provided by financing activities was $103.1 million for the six months ended June 30, 2021, compared to $53.0 million of net cash provided by financing activities for the six months ended June 30, 2022, is a decrease of $50.1 million. During the six months ended June 30, 2022, net proceeds from at-the-market offerings for the partner companies decreased $82.8 million, and net proceeds from partner company convertible preferred shares offering decreased $12.8 million, offset by $45.0 million in proceeds from partner company long-term debt.

We fund our operations through cash on hand, the sale of equity and debt securities, from the sale of partner companies, and from the proceeds resulting from the exercise of warrants and stock options. At June 30, 2022, we had cash and cash equivalents of $248.8 million, of which $71.5 million relates to Fortress and the private partner companies, primarily funded by Fortress, $30.9 million relates to Checkpoint, $107.4 million relates to Mustang, $38.1 million relates to Journey, and $0.9 million relates to Avenue. Restricted cash related to our leases at June 30, 2022 was $2.2 million, of which $1.2 million relates to Fortress and $1.0 million relates to Mustang.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

Upon the March 31, 2021 closing of Journey’s acquisition of Qbrexza® from Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”), Journey became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Perrigo Patent Litigation”) against Padagis Israel Pharmaceuticals Ltd. (F/K/A Perrigo Israel Pharmaceuticals Ltd.) (“Padagis”) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that we acquired from Dermira. The Perrigo Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (“ANDA”). The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Journey is seeking, among other relief, an order that the effective date of any FDA approval of Perrigo’s ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on February 28, 2033 and such further and other relief as the court may deem appropriate. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Perrigo Patent Litigation was scheduled for September 19, 2022.

Upon completion of Journey’s acquisition of Amzeeq® and Zilxi® from VYNE in January 2022, Journey became substituted for VYNE Therapeutics, Inc. (“VYNE”) as the plaintiff in U.S. patent litigation commenced by VYNE on August 9, 2021 in the U.S. District Court of Delaware (the “Padagis Patent Litigation”) against Padagis alleging infringement of certain patents covering Amzeeq® (the “Amzeeq® Patents”), which are included among the proprietary rights to Amzeeq® that were acquired from VYNE. The Padagis Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Amzeeq® prior to the expiration of the Amzeeq® Patents and alleges that the Amzeeq® Patents are invalid. Padagis is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on December 30, 2023. Journey is seeking, among other relief, an order that the effective date of any United States Food and Drug Administration approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Trial in the Padagis Patent Litigation was scheduled for July 10, 2023.

On May 2, 2022, Journey filed a complaint against Padagis alleging infringement of certain patents covering Zilxi® (the “Zilxi® Patents”), which are included among the proprietary rights to Zilxi® that were acquired from VYNE. This litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Zilxi® prior to the expiration of the Zilxi® Patents and alleges that the Zilxi® Patents are invalid. Padagis is subject to a 30-month stay which prevents Padagis from selling a generic version. The stay is set to expire on October 6, 2024. Journey is seeking, among other relief, an order that the effective date of any FDA approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on October 1, 2030, and such further and other relief as the court may deem appropriate.

In May 2022, Journey announced that it entered into three separate settlement agreements (the “Settlement Agreements”) with Padagis for the above-reference patent infringement lawsuits that Journey had filed to enforce the patents covering Qbrexza®, Amzeeq®, and Zilxi®. Pursuant to the terms of the Settlement Agreements, Padagis is prohibited from launching generic versions of QBREXZA®, Amzeeq® and Zilxi® until August 15, 2030, July 1, 2031, and April 1, 2027, respectively. Each of the aforementioned litigations were dismissed on May 19, 2022.

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

To fund our operations and service our debt securities, which may be deemed to include our Series A Preferred Stock, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt obligations would have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock and/or Series A Preferred Stock to decline.

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

Reimbursement for our products and product candidates may be limited or unavailable in certain market segments, which could make it difficult for us to sell our products profitably.

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

Legislative and regulatory changes to the healthcare systems of the United States and certain foreign countries could impact our ability to sell our products profitably. Several federal agencies including FDA, CMS and HHS, in addition to state and local governments, regulate drug product development and marketing. In particular, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products by revising the payment methodology for many products reimbursed by Medicare, resulting in lower rates of reimbursement for many types of drugs, and added a prescription drug benefit to the Medicare program that involves commercial plans negotiating drug prices for their members. In addition, this law provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this law and future laws could decrease the coverage and price that we will receive for any approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Therefore, any limitations in reimbursement that results from the MMA may result in reductions in payments from private payors.

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

In the United States there is significant interest in containing healthcare costs and increasing the scrutiny of pharmaceutical pricing practices.  Congress has continually explored legislation intended to address the cost of prescription drugs. Notably, the major committees of jurisdiction in the Senate (Finance Committee, Health, Education, Labor and Pensions Committee, and Judiciary Committee), regularly evaluate and hold hearings on legislation intended to address various elements of the prescription drug supply chain and prescription drug pricing. Proposals include a significant overhaul of the Medicare Part D benefit design, addressing patent “loopholes”, and efforts to cap the increase in drug prices, create drug price, and efforts to allow the Secretary of HHS to negotiate drug prices with prescription drug manufacturers. While we cannot predict what proposals may ultimately become law, the elements under consideration could significantly change the landscape in which the pharmaceutical market operates.

The former Trump Administration took several regulatory steps and proposed numerous prescription drug cost control measures.  Similary, the Biden Administration has identified promoting competition and lowering drug prices as a priority.

State legislatures are similarly active in proposing and passing legislation and regulations aimed at controlling pharmaceutical and biological prices and drug cost transparency.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services, including prescription drugs. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and prescription drugs may adversely affect:

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

Additionally, we have agreed in the past, and may agree in the future, to act as guarantor in connection with equity or debt raises by our partner companies, pursuant to which we may become obligated either to pay what could be a significant amount of cash or issue what could be a significant number of shares of Fortress common stock or perpetual preferred stock if certain events occur or do not occur, which could lead to a depletion of resources or dilution to our common stock, or both.

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

If we acquire, or enter into joint ventures with or obtain a controlling interest in, companies in the future, our operating results and the value of our Securities may be adversely affected, thereby diluting stockholder value, disrupting our business and/or diminishing the value of our holdings in our partner companies.

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

The COVID-19 pandemic has caused considerable disruptions at FDA, namely with respect to diverting FDA’s attention and resources to facilitate vaccine development and ensure rapid review and emergency use authorization of vaccines intended to prevent COVID-19. Continued focus on COVID-19 countermeasures, and the reorganization and rededication or critical resources, both at FDA and within similar governmental authorities across the world, may impact the ability of new products and services from being developed or commercialized in a timely manner.

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

If we fail to comply with the continuing listing standards of Nasdaq, our common stock could be delisted from the exchange.

If we were unable to meet the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”), our common stock could be delisted from the Nasdaq. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, being delisted from Nasdaq could have an adverse effect on our ability to raise capital in the public or private equity markets.

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

3.8

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated July 8, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-35366) filed with SEC on July 11, 2022).

3.9

Second Amended and Restated Bylaws of Fortress Biotech, Inc. (formerly Coronado Biosciences, Inc.) (incorporated by reference to Exhibit 3.7 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with SEC on October 31, 2013).

10.1	Amendment to the Fortress Biotech, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (file No. 001-35366) filed with SEC on June 27, 2022).

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101.INS	Inline XBRL Instance Document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2022	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 11, 2022	By:	/s/ Robyn M. Hunter
Robyn M. Hunter Chief Financial Officer (Principal Financial Officer)