Form 10-Q
period 2022-09-30
Fortress Biotech, Inc.
filed 2022-11-14
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of November 7, 2022
Common Stock, $0.001 par value	108,615,240
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our and our partner companies’ product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our or our partner companies’ products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and the applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	If we raise additional capital by issuing equity or equity-linked securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Accutane, Targadox, Ximino, Exelderm, Amzeeq, and Zilxi. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	The majority of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Qbrexza, Amzeeq, Zilxi and Ximino, as well as DFD-29, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, currently have patent protection. Three of Journey’s marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We and our partner companies have also entered into several arrangements under which we and/or they have agreed to contingent dispositions of such partner companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we or our partner companies had developed and commercialized such product candidates ourselves.

3

●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our business.
●	We act as guarantor and/or indemnitor of certain obligations of our subsidiaries and affiliates, which could require us to pay substantial amounts based on the actions or omissions of said subsidiaries or affiliates.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third-parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (PTO), such as the Paragraph IV certification made by Perrigo pertaining to the patents covering Qbrexza, and subsequently, Amzeeq, two products being commercialized by our partner company Journey. Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of sales of that product in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our products are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

General and Other Risks

4

●	On October 31, 2022, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the bid price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Our Common Stock may be subject to delisting from The Nasdaq Capital Market if we are unable to regain compliance which may decrease the market liquidity and market price of our Common Stock.

5

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$208,351	$305,744
Accounts receivable, net	28,533	23,112
Inventory	15,230	9,862
Other receivables - related party	153	678
Prepaid expenses and other current assets	5,727	7,066
Total current assets	257,994	346,462

Property, plant and equipment, net	13,773	15,066
Operating lease right-of-use asset, net	19,756	19,005
Restricted cash	2,220	2,220
Intangible asset, net	28,424	12,552
Other assets	1,394	1,198
Total assets	$323,561	$396,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$93,817	$90,660
Deferred revenue	1,093	2,611
Income taxes payable	—	345
Operating lease liabilities, short-term	2,271	2,104
Partner company line of credit	—	812
Partner company installment payments - licenses, short-term, net	9,122	4,510
Total current liabilities	106,303	101,042

Notes payable, long-term, net	91,165	42,937
Operating lease liabilities, long-term	21,474	20,987
Partner company installment payments - licenses, long-term, net	1,374	3,627
Other long-term liabilities	1,893	2,033
Total liabilities	222,209	170,626

Commitments and contingencies (Note 13)

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 108,259,353 shares issued and outstanding as of September 30, 2022; 170,000,000 shares authorized, 101,435,505 shares issued and outstanding as of December 31, 2021, respectively	108	101
Additional paid-in-capital	668,650	656,033
Accumulated deficit	(607,090)	(547,463)
Total stockholders' equity attributed to the Company	61,671	108,674

Non-controlling interests	39,681	117,203
Total stockholders' equity	101,352	225,877
Total liabilities and stockholders' equity	$323,561	$396,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product revenue, net	$16,043	$19,610	$55,074	$45,617
Collaboration revenue	364	1,446	1,518	4,646
Revenue - related party	48	29	118	252
Other revenue	73	—	2,629	—
Net revenue	16,528	21,085	59,339	50,515

Operating expenses
Cost of goods sold - product revenue	7,221	11,167	23,057	22,559
Research and development	29,855	27,367	99,707	70,226
Research and development - licenses acquired	47	713	48	15,585
Selling, general and administrative	30,139	22,221	85,457	59,145
Wire transfer fraud loss	—	9,540	—	9,540
Total operating expenses	67,262	71,008	208,269	177,055
Loss from operations	(50,734)	(49,923)	(148,930)	(126,540)

Other income (expense)
Interest income	419	132	711	505
Interest expense and financing fee	(3,393)	(4,444)	(8,897)	(9,393)
Foreign exchange loss	(21)	—	(21)	—
Change in fair value of investments	—	8,376	—	39,294
Change in fair value of derivative liability	—	(2)	—	(184)
Grant income	669	—	669	—
Total other income (expense)	(2,326)	4,062	(7,538)	30,222
Net loss	(53,060)	(45,861)	(156,468)	(96,318)

Net loss attributable to non-controlling interests	30,549	25,080	96,841	63,180
Net loss attributable to common stockholders	$(22,511)	$(20,781)	$(59,627)	$(33,138)

Net loss per common share - basic and diluted	$(0.59)	$(0.56)	$(1.77)	$(1.19)
Net loss per common share attributable to non - controlling interests - basic and diluted	$(0.34)	$(0.31)	$(1.10)	$(0.78)
Net loss per common share attributable to common stockholders - basic and diluted	$(0.25)	$(0.26)	$(0.68)	$(0.41)

Weighted average common shares outstanding - basic and diluted	89,424,947	81,348,243	88,291,970	81,056,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2022

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of June 30, 2022	3,427,138	$3	107,717,647	$108	$661,691	$(584,579)	$70,479	$147,702
Stock-based compensation expense	—	—	—	—	6,837	—	—	6,837
Issuance of common stock related to equity plans	—	—	307,328	—	—	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	234,378	—	223	—	—	223
Preferred A dividends declared and paid	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	1,717	—	—	1,717
Issuance of common stock under partner company’s ESPP	—	—	—	—	90	—	—	90
Partner company’s dividends declared and paid	—	—	—	—	(188)	—	—	(188)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	8	—	—	8
Partner company’s exercise of options for cash	—	—	—	—	31	—	—	31
Non-controlling interest in partner companies	—	—	—	—	249	—	(249)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(30,549)	(30,549)
Net loss attributable to common stockholders	—	—	—	—	—	(22,511)	—	(22,511)
Balance as of September 30, 2022	3,427,138	$3	108,259,353	$108	$668,650	$(607,090)	$39,681	$101,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2021

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of June 30, 2021	3,427,138	$3	97,495,244	$97	$263	$603,035	$(495,117)	$140,020	$248,301
Stock-based compensation expense	—	—	—	—	—	4,326	—	—	4,326
Issuance of common stock related to equity plans	—	—	354,007	1	—	(1)	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	786,300	1	—	2,747	—	—	2,748
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	—	4,626	—	—	4,626
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	151	—	—	151
Partner company’s dividends declared and paid	—	—	—	—	—	(187)	—	—	(187)
Common shares issued for dividend on partner company's convertible preferred shares	—	—	78,671	—	(263)	263			—
Common shares issuable for dividend on partner company's convertible preferred shares	—	—	—	—	365	—			365
Partner company’s warrants issued in conjunction with debt	—	—	—	—	—		—	—	—
Non-controlling interest in partner companies	—	—	—	—	—	(4,870)	—	4,870	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(25,080)	(25,080)
Net loss attributable to common stockholders	—	—	—	—	—	—	(20,781)	—	(20,781)
Balance as of September 30, 2021	3,427,138	$3	98,714,222	$99	$365	$608,089	$(515,898)	$119,810	$212,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2022

	Series A							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2021	3,427,138	$3	101,435,505	$101	$656,033	$(547,463)	$117,203	$225,877
Stock-based compensation expense	—	—	—	—	17,481	—	—	17,481
Issuance of common stock related to equity plans	—	—	2,953,703	3	(3)	—	—	—
Issuance of common stock under ESPP	—	—	135,464	—	99	—	—	99
Issuance of common stock for at-the-market offering, net	—	—	3,734,681	4	5,746	—	—	5,750
Preferred A dividends declared and paid	—	—	—	—	(6,024)	—	—	(6,024)
Partner companies' at-the-market offering, net	—	—	—	—	16,193	—	—	16,193
Partner company’s exercise of options for cash	—	—	—	—	142	—	—	142
Issuance of common stock under partner company’s ESPP	—	—	—	—	206	—	—	206
Partner company’s dividends declared and paid	—	—	—	—	(563)	—	—	(563)
Partner company’s net settlement of shares withheld for taxes	—	—	—	—	(1,698)	—	—	(1,698)
Reversal of partner company’s common shares for research and development expenses	—	—	—	—	(27)	—	—	(27)
Partner company’s warrants issued in conjunction with debt	—	—	—	—	384	—	—	384
Non-controlling interest in partner companies	—	—	—	—	(19,319)	—	19,319	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(96,841)	(96,841)
Net loss attributable to common stockholders	—	—	—	—	—	(59,627)	—	(59,627)
Balance as of September 30, 2022	3,427,138	$3	108,259,353	$108	$668,650	$(607,090)	$39,681	$101,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2021

	Series A				Common		Additional		Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of December 31, 2020	3,427,138	$3	94,877,492	$95	$—	$583,000	$(482,760)	$96,661	$196,999
Stock-based compensation expense	—	—	—	—	—	12,449	—	—	12,449
Issuance of common stock related to equity plans	—	—	2,912,652	3	—	(3)	—	—	—
Issuance of common stock under ESPP	—	—	59,107	—	—	137	—	—	137
Issuance of common stock for at-the-market offering, net	—	—	786,300	1	—	2,747	—	—	2,748
Preferred A dividends declared and paid	—	—	—	—	—	(6,023)	—	—	(6,023)
Partner company’s offering, net	—	—	—	—	—	—	—	—	—
Partner companies' at-the-market offering, net	—	—	—	—	—	101,958	—	—	101,958
Partner company’s exercise of options for cash	—	—	—	—	—	7	—	—	7
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	309	—	—	309
Partner company’s dividends declared and paid	—	—	—	—	—	(562)	—	—	(562)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	136	—	—	136
Common shares issued for dividend on partner company's convertible preferred shares	—	—	78,671	—		263	—	—	263
Common shares issuable for dividend on partner company's convertible preferred shares	—	—	—	—	365	—	—	—	365
Non-controlling interest in partner companies	—	—	—	—	—	(86,329)	—	86,329	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(63,180)	(63,180)
Net loss attributable to common stockholders	—	—	—	—	—	—	(33,138)	—	(33,138)
Balance as of September 30, 2021	3,427,138	$3	98,714,222	$99	$365	$608,089	$(515,898)	$119,810	$212,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(156,468)	$(96,318)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	2,286	1,868
Loss on disposal of property and equipment	255	—
Bad debt (reserve) expense	10	(67)
Amortization of debt discount	1,500	1,623
Accretion of partner company convertible preferred shares	—	1,034
Non-cash interest	619	616
Prepayment penalty of Oaktree Note	—	450
Amortization of product revenue license fee	3,050	1,983
Amortization of operating lease right-of-use assets	1,425	1,259
Stock-based compensation expense	17,481	12,449
Issuance (reversal) of partner company’s common shares for research and development expenses	(27)	136
Common shares issued for dividend on partner company's convertible preferred shares	—	263
Common shares issuable for dividend on partner company's convertible preferred shares	—	365
Change in fair value of investment in Caelum	—	(39,294)
Change in fair value of partner company derivative liability	—	184
Research and development-licenses acquired, expense	40	15,449
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(5,431)	(7,743)
Inventory	673	(10,210)
Other receivables - related party	525	(203)
Prepaid expenses and other current assets	1,339	2,854
Other assets	(77)	(695)
Accounts payable and accrued expenses	4,410	33,953
Accounts payable and accrued expenses - related party	—	74
Deferred revenue	(1,518)	3,354
Income taxes payable	13	—
Lease liabilities	(1,522)	(1,358)
Other long-term liabilities	(140)	130
Net cash used in operating activities	(131,557)	(77,844)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(40)	(9,830)
Purchase of property and equipment	(2,624)	(2,609)
Proceeds from the sale of partner company's fixed assets	127	—
Purchase of intangible asset	—	(400)
Acquisition of VYNE products	(20,000)	—
Net cash used in investing activities	(22,537)	(12,839)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(6,024)	$(6,023)
Proceeds from issuance of common stock for at-the-market offering, net	5,750	2,748
Proceeds from issuance of common stock under ESPP	99	137
Proceeds from partner companies' ESPP	206	309
Partner company’s dividends declared and paid	(563)	(562)
Payment of costs related to partner company's sale of stock	(371)	—
Proceeds from partner companies' at-the-market offering, net	16,193	101,874
Proceeds from partner company convertible preferred shares, net	—	16,971
Proceeds from exercise of partner companies’ equity grants	142	7
Partner company’s net settlement of shares withheld for taxes	(1,698)	—
Payment of partner company's deferred financing cost	(119)	—
Payment of debt issuance costs associated with Oaktree Note	—	(95)
Repayment of partner company installment payments - licenses	(3,000)	(5,300)
Payment of debt issuance costs associated with partner company convertible preferred shares	(214)	(13)
Proceeds from partner company long-term debt, net	47,112	—
Repayment of partner company's line of credit	(812)	—
Net cash provided by financing activities	56,701	110,053
Net (decrease) increase in cash and cash equivalents and restricted cash	(97,393)	19,370
Cash and cash equivalents and restricted cash at beginning of period	307,964	234,996
Cash and cash equivalents and restricted cash at end of period	$210,571	$254,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,595	$5,025
Cash paid for tax	$1,462	$661

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$3	$3
Unpaid fixed assets	$21	$1,376
Partner company's unpaid intangible assets	$4,740	$—
Unpaid partner company’s debt offering cost	$1,050	$214
Unpaid partner company’s deferred offering cost	$—	$264
Partner company derivative warrant liability associated with partner company convertible preferred shares	$—	$362
Partner company’s warrants issued in conjunction with debt	$384	$—
Unpaid research and development licenses acquired	$—	$1,800
Lease liabilities arising from obtaining right-of-use assets	$2,176	$187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which the Company does at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities the Company founded and in which it maintains significant minority ownership positions (also referred to as partner companies). Fortress has a talented and experienced business development team, comprising scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Fortress through its partner companies has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Research Center, St. Jude Children’s Research Hospital, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, Mayo Foundation for Medical Education and Research, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

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

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates include Avenue Therapeutics (Nasdaq: ATXI, “Avenue”), Aevitas Therapeutics, Inc. (“Aevitas”), Baergic Bio, Inc. (“Baergic”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”).

As used throughout this filing, the words “we”, “us” and “our” may refer to Fortress individually or together with our affiliates and partners, and the word “partner” refers to either entities that are publicly traded and in which we own or control a majority of the ownership position or third party entities with whom we have a significant business relationship, each as dictated by context. We refer to private companies in which we own or control a majority of the ownership position as our subsidiaries; however, instances of either term should be read as applying to either or both as dictated by context.

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of partner companies, and from the proceeds resulting from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sales of partner companies, grants or other arrangements to fully develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed. The Company also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions. In addition to the foregoing, the Company experienced minimal impact on its development timelines, revenue levels and its liquidity due to the ongoing COVID-19 pandemic.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of September 30, 2022 and December 31, 2021, the Company had $2.2 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows at September 30, 2022, and 2021:

	September 30,
	2022	2021
Cash and cash equivalents	$208,351	$252,721
Restricted cash	2,220	1,645
Total cash and cash equivalents and restricted cash	$210,571	$254,366

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Form 10-K filed with the SEC on March 28, 2022.

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

3. Collaboration Agreement

Cyprium

Agreement with Sentynl

On February 24, 2021, Cyprium entered into an asset purchase agreement with Sentynl. Pursuant to the terms of the agreement, Sentynl paid Cyprium an upfront fee of $8.0 million specifically earmarked to complete the CUTX-101 development program for the treatment of Menkes disease, through the filing of Cyprium’s New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”).  As further compensation, Cyprium is eligible to receive up to an additional $12.0 million, to be paid (i) $3.0 million upon NDA acceptance by the FDA and (ii) $9.0 million upon FDA approval of the NDA and transfer of CUTX-101 to Sentynl.  The Company will recognize revenue associated with these future milestones based upon achievement.  At September 30, 2022, none of these future milestones was deemed probable.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the $8.0 million upfront payment from Sentynl, the Company is recognizing revenue using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities.  Accordingly, revenue is being recognized over the period in which the development activities are expected to occur.  For the three-month period ending September 30, 2022 and 2021, the company recognized revenue of $0.4 million and $1.4 million, respectively.  For the nine months ended September 30, 2022 and 2021, the company recognized revenue of $1.5 million and $4.6 million, respectively.

4. Inventory

	September 30,	December 31,
($ in thousands)	2022	2021

Raw materials	$7,124	$5,572
Work-in-process	26	—
Finished goods	8,152	4,290
Inventory reserve	(72)	—
Total inventories	$15,230	$9,862

5. Property, Plant and Equipment

Fortress’ property, plant and equipment consisted of the following:

	Useful Life	September 30,	December 31,
($ in thousands)	(Years)	2022	2021

Computer equipment	3	$744	$739
Furniture and fixtures	5	1,387	1,387
Machinery & equipment	5	8,414	6,550
Leasehold improvements	2-15	13,175	13,175
Buildings	40	581	581
Construction in progress [1]	N/A	1,095	2,028
Total property and equipment		25,396	24,460
Less: Accumulated depreciation		(11,623)	(9,394)
Property, plant and equipment, net		$13,773	$15,066

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended September 30, 2022 and 2021 was approximately $0.8 million and $0.7 million, respectively, and for the nine months ended September 30, 2022 and 2021 was approximately $2.3 million and $1.9 million, respectively.  Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

6. Intangibles, net

VYNE Therapeutics Product Acquisition (“VYNE Product Acquisition”)

In January 2022, Journey entered into a definitive agreement (the “VYNE APA”) to acquire two FDA-Approved Topical Minocycline Products, Amzeeq (minocycline) topical foam 4%, and Zilxi (minocycline) topical foam 1.5%, and a Molecule Stabilizing TechnologyTM proprietary platform from VYNE Therapeutics, Inc. (“VYNE”) for an upfront payment of $20.0 million and an additional $5.0 million payment on the one (1)-year anniversary of the closing (The "VYNE Product Acquisition"). Journey also acquired the associated inventory.

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

The fair value of the deferred cash payment is being accreted to the $5.0 million January 2023 cash payment over a one-year period through interest expense. The fair value of the deferred cash payment of $4.9 million at September 30, 2022 is included in partner company installment payments – short term on the condensed consolidated balance sheets.

The following table summarizes the assets acquired in the VYNE Product Acquisition:

($ in thousands)	Assets Recognized
Inventory	$6,041
Identifiable intangibles:
Amzeeq	15,162
Zilxi	3,760
Fair value of net identifiable assets acquired	$24,963

The table below provides a summary of the Journey intangible assets as of September 30, 2022 and December 31, 2021, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	September 30, 2022	December 31, 2021

Intangible assets – product licenses	3 to 9	$37,925	$19,003
Accumulated amortization		(9,501)	(6,451)
Net intangible assets		$28,424	$12,552

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2022 and 2021, Journey’s amortization expense related to its product licenses was $1.0 million and $0.7 million, respectively.  For the nine months ended September 30, 2022 and 2021, Journey’s amortization expense related to its product licenses was $3.1 million and $2.0 million, respectively.  Journey records amortization expense related to its product licenses as a component of cost of goods sold on the condensed consolidated statement of operations.

The future amortization of these intangible assets is as follows:

Total
($ in thousands)	Amortization
Three Months Ended December 31, 2022	$1,017
December 31, 2023	4,067
December 31, 2024	4,068
December 31, 2025	4,067
December 31, 2026	2,855
Thereafter	8,408
Sub-total	$24,482
Asset not yet placed in service:	3,942
Total	$28,424

7. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its partner companies require substantial completion of research and development, and regulatory and marketing approval efforts, in order to reach technological feasibility. As such, for the three and nine months ended September 30, 2022 and 2021, the purchase prices of licenses acquired were classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations.

Journey

On June 29, 2021, Journey entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with DRL. Pursuant to the terms and conditions of the DFD-29 Agreement, Journey paid $10.0 million upfront.  Additional contingent regulatory and commercial milestone payments totaling up to $158.0 million are also payable. Royalties ranging from approximately ten percent to twenty percent are payable on net sales of the DFD-29 product.  Journey also agreed to pay DRL additional consideration of approximately $5 million in cash or shares upon an IPO of Journey's common stock, which occurred in November 2021 and resulted in the issuance of 545,131 unregistered shares of Journey common stock to DRL. The restrictions on the unregistered shares of Journey’s common stock are governed by the terms set forth in the DFD-29 Agreement and applicable securities laws.

Additionally, the DFD-29 Agreement requires Journey to fund and oversee Phase 3 clinical trials approximating $24.0 million, based upon the current development plan and budget.  In March 2022, JMC dosed the first patient in the Phase 3 clinical program of DFD-29.  Journey’s expenses related to the DFD-29 Phase 3 clinical trials were approximately $2.1 million and $0.7 million, respectively, for the three months ended September 30, 2022 and 2021, and $5.8 million and $0.7 million, respectively, for the nine months ended September 30, 2022 and 2021.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8. Debt and Interest

Debt

Total debt consists of the following:

	September 30,	December 31,
($ in thousands)	2022	2021	Interest rate	Maturity

Oaktree Note	$50,000	$60,450	11.00%	August - 2025
EWB term loan	20,000	—	8.38%	January - 2026
Runway Note	31,050	—	11.69%	April - 2027
Less: Discount on notes payable	(9,885)	(7,063)
Repayment of Oaktree Note	—	(10,450)
Total notes payable	$91,165	$42,937

Oaktree Note

In August 2020, Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree (the “Oaktree Agreement” and the debt thereunder the “Oaktree Note”).  The Oaktree Agreement contains customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that requires Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the agreement.  Failure by the Company or Journey, as applicable, to comply with the Oaktree Agreement covenants will result in an event of default, subject to certain cure rights of the Company.  The Company was in compliance with all applicable covenants under the Oaktree Agreement as of September 30, 2022.

The Company is required to make quarterly interest-only payments until the fifth anniversary of the closing date, August 27, 2025, the “Maturity Date,” at which point the outstanding principal amount is due. The Company may voluntarily prepay the Oaktree Note at any time subject to a prepayment fee.  The Company is required to make mandatory prepayments of the Oaktree Note under various circumstances as defined in the Oaktree Agreement.  No mandatory prepayments were required in the nine months ended September 30, 2022.

Journey Working Capital Line of Credit Amendment and Term Loan

On January 12, 2022, Journey entered into a third amendment (the “Amendment”) of its loan and security agreement with East West Bank, which increased the borrowing capacity of Journey’s revolving line of credit to $10.0 million, from $7.5 million, and added a term loan (“EWB term loan”) not to exceed $20.0 million. Both the revolving line of credit and the EWB term loan mature on January 12, 2026.  In January 2022 and August 2022, Journey borrowed $15.0 million and $5.0 million, respectively, against the term loan.  The EWB term loan bears interest at a floating rate equal to 1.73% above the prime rate and is payable monthly. The EWB term loan effective interest rate at September 30, 2022 was 8.38%. The EWB term loans contain an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the EWB term loan maturity date.  Journey may prepay all or any part of the EWB term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions as well as audit provisions, which pertain solely to Journey. Journey was in compliance with all applicable financial covenants under the Amendment as of September 30, 2022.

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

There was no outstanding balance on the revolving line of credit at September 30, 2022, and $0.8 million outstanding at December 31, 2021.

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

The Runway Note accrues interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three-month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London or other offshore interbank markets (the “Applicable Rate”); provided that the Applicable Rate will not be less than 9.25%. At September 30, 2022 the Applicable Rate was 11.69%.

Mustang has the option to prepay all of the outstanding Runway Note but not less than all. Prepayment would include outstanding principal, accrued interest, prepayment fee and final payment which is equal to the original principal amount of the Runway Note times 3.5% or $1.1 million and is accreted over the life of the loan.

In addition, the Runway Note is secured by a lien on substantially all of Mustang’s assets other than certain intellectual property assets and certain other excluded collateral, and it contains a minimum liquidity covenant and other covenants including among other items, limits on indebtedness and repurchase of stock from employees, officers and directors.  Mustang was in compliance with all applicable covenants as of September 30, 2022.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2022, Mustang amortized approximately $0.1 million and $0.3 million, respectively, of debt discount associated with the Runway Note, which was included in interest expense in the condensed consolidated statement of operations.

Partner Company Installment Payments – Licenses

The following tables show the details of partner company installment payments – licenses for the periods presented.

	September 30, 2022
($ in thousands)	Short-term	Long-term	Total
Partner company installment payments - licenses	$9,563	$1,437	$11,000
Less: imputed interest	(441)	(63)	(504)
Total partner company installment payments - licenses	$9,122	$1,374	$10,496

	December 31, 2021
($ in thousands)	Short-term	Long-term	Total
Partner company installment payments - licenses	$5,000	$4,000	$9,000
Less: imputed interest	(490)	(373)	(863)
Total partner company installment payments - licenses	$4,510	$3,627	$8,137

Interest Expense

The following tables show the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest; fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended September 30,
	2022			2021
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
LOC Fees	$11	$—	$11	$14	$—	$14
Oaktree Note	1,406	395	1,801	2,136	342	2,478
Partner company convertible preferred shares	—	—	—	1,034	378	1,412
Partner company dividend payable	—	—	—	365	—	365
Partner company installment payments - licenses	201	—	201	175	—	175
Partner company notes payable	1,221	159	1,380	—	—	—
Total Interest Expense and Financing Fee	$2,839	$554	$3,393	$3,724	$720	$4,444

	Nine Months Ended September 30,
	2022			2021
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
LOC Fees	$37	$—	$37	$37	$—	$37
Oaktree Note	4,171	1,126	5,297	5,455	975	6,430
Partner company convertible preferred shares	—	—	—	1,034	648	1,682
Partner company dividend payable	—	—	—	628	—	628
Partner company installment payments - licenses	619	—	619	616	—	616
Partner company notes payable	2,570	374	2,944	—	—	—
Total Interest Expense and Financing Fee	$7,397	$1,500	$8,897	$7,770	$1,623	$9,393

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2022	2021

Accounts payable	$55,765	$47,429
Accrued expenses:
Professional fees	2,468	1,835
Salaries, bonus and related benefits	8,876	8,809
Research and development	5,905	7,932
Research and development - license maintenance fees	686	4,640
Research and development - milestones	4,600	850
Accrued royalties payable	2,585	3,833
Accrued coupon and rebates	7,970	10,603
Return reserve	2,962	3,240
Accrued interest	271	—
Other	1,729	1,489
Total accounts payable and accrued expenses	$93,817	$90,660

10. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	For the Nine Months Ended
	September 30, 2022	As of September 30, 2022
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
Urica	$(870)	$(1,182)	34.5%
Aevitas	(475)	(5,637)	45.2%
Avenue [2]	(2,984)	(31)	81.8%
Baergic	(261)	(2,434)	39.0%
Cellvation	(161)	(1,759)	21.7%
Checkpoint [1]	(33,568)	(1,078)	80.7%
Coronado SO	—	(290)	13.0%
Cyprium	(732)	(3,272)	29.0%
Helocyte	(283)	(5,787)	17.9%
JMC	(7,355)	11,189	42.7%
Mustang [2]	(49,944)	52,225	81.2%
Oncogenuity	(187)	(1,495)	27.4%
Tamid	(21)	(768)	22.8%
Total	$(96,841)	$39,681

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	For the Year Ended
	December 31, 2021	As of December 31, 2021
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
Urica	(1,353)	$(1,795)	34.5%
Aevitas	(901)	(5,060)	45.9%
Avenue [2]	(2,909)	2,830	82.0%
Baergic	(39)	(2,086)	39.0%
Cellvation	(131)	(1,544)	21.7%
Checkpoint [1]	(39,226)	24,238	81.5%
Coronado SO	—	(290)	13.0%
Cyprium	(807)	(2,204)	29.8%
Helocyte	(89)	(5,529)	18.3%
JMC	(5,652)	17,498	41.6%
Mustang [2]	(48,518)	93,009	82.7%
Oncogenuity	(497)	(1,124)	24.9%
Tamid	(1)	(740)	22.8%
Total	$(100,123)	$117,203

Note 1:	Checkpoint and JMC are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Class A Preferred Shares which provide super-majority voting rights.

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

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2022	2021
Warrants to purchase Common Stock	4,030,487	4,535,804
Options to purchase Common Stock	811,924	836,732
Unvested Restricted Stock	18,446,254	16,372,752
Unvested Restricted Stock Units	51,111	209,595
Total	23,339,777	21,954,883

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

As of September 30, 2022, 4,510,462 shares are available for issuance under the Incentive Plan.

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Employee and non-employee awards	$2,548	$2,185	$7,506	$6,236
Executive awards of Fortress Companies' stock	1,531	377	2,217	1,070

Partner Companies:
Avenue	26	69	638	299
Checkpoint	781	779	2,285	2,319
Mustang	496	884	1,810	2,427
Journey	1,438	7	2,985	41
Other	17	25	40	57
Total stock-based compensation expense	$6,837	$4,326	$17,481	$12,449

For the three months ended September 30, 2022 and 2021, approximately $1.0 million and $1.1 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $5.8 million and $3.2 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the nine months ended September 30, 2022 and 2021, approximately $3.6 million and $3.1 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $13.9 million and $9.4 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2021	1,018,490	$5.04	$368,344	1.68
Granted	2,500	2.50	—	9.26
Expired	(370,000)	6.27	—	—
Options vested and expected to vest at September 30, 2022	650,990	$4.34	$—	1.81
Options vested and exercisable at September 30, 2022	650,990	$4.34	$—	1.81

As of September 30, 2022, Fortress had no unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2021	18,060,000	$2.64
Restricted stock granted	2,375,972	2.50
Restricted stock vested	(199,824)	2.72
Restricted stock units granted	668,536	2.03
Restricted stock units forfeited	(187,500)	3.77
Restricted stock units vested	(552,282)	3.45
Unvested balance at September 30, 2022	20,164,902	$2.57

As of September 30, 2022 and 2021, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $22.9 million and $21.1 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years and 3.1 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2021	4,505,621	$3.20	$68,800	3.93
Expired	(2,596,171)	3.26	—
Outstanding as of September 30, 2022	1,909,450	$3.11	$—	7.71
Exercisable as of September 30, 2022	1,774,450	$3.19	$—	7.86

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

On January 1, 2022 and 2021, the Compensation Committee granted 1,102,986 and 1,030,339 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants were made in accordance with the LTIP, and represent 1% of total outstanding shares of the Company as of the dates of such grants. The shares will vest in full if the employee is either in the service of the Company as an employee, Board member or consultant (or any combination of the foregoing) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary Separation from Service (as defined in the LTIP).  The only other vesting condition – one based on achievement of an increase in the Company’s market capitalization – has already been achieved, with respect to each annual award under the LTIP. The shares awarded under the LTIP will also vest in full (and the Company’s repurchase option on each tranche of shares granted thereunder will accordingly lapse) upon the occurrence of a Corporate Transaction (as defined in the LTIP), if the eligible employee is in service to the Company on the date of such Corporate Transaction. The fair value of each grant on the grant date was approximately $2.8 million for the 2022 grant and $3.3 million for the 2021 grant. For the three months ended September 30, 2022 and 2021, the Company recorded stock compensation expense related to LTIP grants of approximately $1.3 million and $1.0 million, respectively, and for the nine months ended September 30, 2022 and 2021, recorded expense of approximately $4.0 million and $2.9 million, respectively, on the condensed consolidated statement of operations.

Capital Raises

2021 Shelf

On July 23, 2021, the Company filed a shelf registration statement 333-255185 on Form S-3, which was declared effective on July 30, 2021 (the "2021 Shelf"). No securities have been taken down under the 2021 Shelf as of September 30, 2022.

Common Stock At-the-Market Offering and 2020 Shelf

On May 18, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective on May 26, 2020 (the "2020 Shelf"). In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement ("2020 Common ATM"), governing potential sales of the Company's Common Stock.

For the nine-month period ended September 30, 2022, the Company issued approximately 3.7 million shares of Common Stock at an average price of $1.59 per share for gross proceeds of $5.9 million. For the nine-month period ended September 30, 2021, the Company issued approximately 0.8 million shares at an average price of $3.60 for gross proceeds of $2.8 million pursuant to the 2020 Common ATM. Approximately $11.5 million of securities remain available for sale under the 2020 Shelf at September 30, 2022.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Mustang At-the-Market Offering (the “Mustang ATM”)

During the nine months ended September 30, 2022, Mustang issued approximately 7.9 million shares of common stock at an average price of $0.84 per share for gross proceeds of $6.6 million through the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.1 million. During the nine months ended September 30, 2021, Mustang issued approximately 17.3 million shares of common stock at an average price of $3.87 per share for gross proceeds of $66.9 million through the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $1.3 million.

Pursuant to the terms of the Founder’s Agreement between the Company and Mustang (see Note 14), Mustang issued to Fortress 2.5% of the aggregate number of shares of Mustang common stock issued in connection with the shares issued through the Mustang ATM.    Accordingly, Mustang issued 241,260 shares of common stock to Fortress at a weighted average price of $1.16 per share for the nine months ended September 30, 2022 and recorded 6,987 shares issuable to Fortress in connection with the shares issued through the Mustang ATM.  Mustang issued 517,304 shares of common stock at a weighted average price of $3.84 per share to Fortress for the nine months ended September 30, 2021 in connection with the shares issued through the Mustang ATM.

On October 23, 2020, Mustang filed a shelf registration statement No. 333-249657 on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Through the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of September 30, 2022, approximately $8.0 million of the Mustang 2020 S-3 remains available for sales of securities.

On April 23, 2021, Mustang filed a shelf registration statement No. 333-255476 on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Through the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of September 30, 2022, $200 million of the Mustang 2021 S-3 remains available for sales of securities.

Checkpoint At-the-Market Offering (the “Checkpoint ATM”)

During the nine months ended September 30, 2022, Checkpoint issued 5,157,914 shares of common stock through the Checkpoint ATM for aggregate total gross proceeds of approximately $9.9 million at an average selling price of $1.93 per share. During the nine months ended September 30, 2021, Checkpoint issued approximately 10.9 million shares of common stock through the Checkpoint ATM for aggregate total gross proceeds of approximately $37.2 million at an average selling price of $3.42 per share.

Pursuant to the Founders Agreement between the Company and Checkpoint (see Note 14), Checkpoint issued to Fortress 2.5% of the aggregate number of shares of Checkpoint common stock issued through the Checkpoint ATM. Accordingly, Checkpoint issued 128,931 shares of common stock to Fortress for the nine months ended September 30, 2022 at a weighted average price of $1.85 per share and issued 271,515 shares of common stock at a weighted average price of $3.41 for the nine months ended September 30, 2021.

The Checkpoint S-3 is a shelf registration statement filed by Checkpoint in November 2020 that was declared effective in December 2020, through which Checkpoint may sell up to $100 million of its securities. At September 30, 2022, approximately $44.7 million of the Checkpoint shelf remains available for sale through the Checkpoint S-3.

Journey Convertible Preferred Shares

In March 2021, Journey commenced an offering of 8% Cumulative Convertible Class A Preferred Stock (“Journey Preferred Offering”) in an aggregate minimum amount of $12.5 million and an aggregate maximum amount of $30.0 million. The Journey Preferred Offering terminated on July 18, 2021. As of September 30, 2021, Journey completed five closings and issued an aggregate of 758,680 Journey Preferred shares at a price of $25.00 per share, for gross proceeds of $19.0 million. Following the payment of placement agent fees of $1.9 million, and other expenses of $0.1 million, Journey received $17.0 million of net proceeds.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

13. Commitments and Contingencies

During the three and nine months ended September 30, 2022, Mustang entered into a new lease for office space commencing on July 1, 2022. The lease has a term of 7 years and 7 months, with rent obligations beginning on November 1, 2022. Base rent is $49,000 per month and increases to $56,000 per month during the term of the lease. The first 24 months of rent payments are abated, and the lease includes a $0.3 million tenant improvement allowance. There were no other material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2021 Form 10-K.

During the three and nine months ended September 30, 2022 and 2021, the Company recorded the following as lease expense to current period operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Operating lease cost	$940	$819	$2,589	$2,429
Shared lease costs	(542)	(446)	(1,592)	(1,367)
Variable lease cost	198	190	459	547
Total lease expense	$596	$563	$1,456	$1,609

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Operating cash flows from operating leases	$(2,615)	$(2,498)
Right-of-use assets exchanged for new operating lease liabilities	$2,176	$—
Weighted-average remaining lease term – operating leases (years)	4.9	5.6
Weighted-average discount rate – operating leases	6.5%	6.3%

Future Lease
($ in thousands)	Liability
Three Months Ended December 31, 2022	$883
Year Ended December 31, 2023	3,270
Year Ended December 31, 2024	3,307
Year Ended December 31, 2025	3,864
Year Ended December 31, 2026	3,879
Other	16,058
Total operating lease liabilities	31,261
Less: present value discount	(7,516)
Net operating lease liabilities, short-term and long-term	$23,745

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

14. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owns approximately 10.7% of the Company’s issued and outstanding Common Stock as of September 30, 2022. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.4% of the Company’s issued and outstanding Common Stock as of September 30, 2022.

Shared Services Agreement with TG Therapeutics, Inc (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the three months ended September 30, 2022 and 2021 the Company invoiced TGTX $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company invoiced TGTX $0.7 million and $0.3 million, respectively.  At September 30, 2022, there were no amounts due from TGTX related to this arrangement.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. For the three and nine months ended September 30, 2022, the Company’s employees have provided services to Journey totaling approximately $7,000 and $0.1 million, respectively.

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay their share of the average annual rent for office space in New York, NY and Waltham, MA based on actual percentage of the office space occupied on a month-by-month basis. For the three months ended September 30, 2022 and 2021, the Company had paid $0.8 million and $0.7 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $0.5 million and $0.4 million, respectively, for their prorated share of the rent base. For the nine months ended September 30, 2022 and 2021, the Company had paid $2.2 million and $2.1 million in rent, respectively, and invoiced TGTX approximately $1.4 million and $1.2 million, respectively, for their prorated share of the rent base. At September 30, 2022, there were no amounts due from TGTX related to this arrangement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Contribution Agreement with Avenue

On May 11, 2022, the Company entered into a stock contribution agreement (the “Contribution Agreement”) with Avenue, pursuant to which the Company agreed to transfer ownership of 100% of its shares (common and preferred) in Baergic to Avenue. Under the Contribution Agreement, the Company also agreed to assign to Avenue certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement, by and between Fortress and Baergic, dated as of March 9, 2017, and Management Services Agreement, by and between Fortress and Baergic, dated as of March 9, 2017. Consummation of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by Avenue resulting in gross proceeds of at least $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen Pharmaceuticals, Inc. (“InvaGen”) to (A) have 100% of its shares in Avenue repurchased by Avenue and (B) terminate certain of the agreements into which it entered with Avenue and/or the Company in connection with InvaGen’s 2019 equity investment in Avenue, which would eliminate certain negative consent rights of InvaGen over Avenue and restore certain rights and privileges of Fortress in Avenue (all upon terms to be agreed upon with InvaGen); and (iii) the sustained listing of Avenue’s common stock on the Nasdaq Capital Market.  On October 11, 2022, Avenue announced the closing of an underwritten public offering in which it received net proceeds of approximately $10.4 million.  The offering, together with the October 2022 repurchase of Avenue common shares held by InvaGen, resulted in the consummation of the Contribution Agreement in November 2022 (see Note 18).

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

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Partner Company	Effective Date [1]	capitalization	Issued
Aevitas	July 28, 2017	2.5%	Common Stock
Avenue	February 17, 2015	0.0%[2]	Common Stock
Baergic	December 17, 2019 [5]	2.5%[3]	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Checkpoint	March 17, 2015	0.0%[4]	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Helocyte	March 20, 2015	2.5%	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Oncogenuity	April 22, 2020 [5]	2.5%	Common Stock
Urica	November 7, 2017 [5]	2.5%	Common Stock

Note 1:

Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement or has since been amended to January 1 of each calendar year.

Note 2:

PIK dividends in Avenue were not paid or accrued while InvaGen retained certain rights under that certain Stockholders Agreement, dated as of November 12, 2018, by and among the Company, Avenue, InvaGen and the other stockholder parties thereto (the “Avenue Stockholders Agreement”). In connection with the closing of Avenue’s public offering, InveGen’s shares were repurchased under a Share Repurchase Agreement in October 2022 and upon the closing of the Share Repurchase Agreement, also in October 2022, all of the rights retained by InvaGen pursuant to the avenue Stockholders Agreement were terminated and all of Fortress’ rights were restored (see Note 18).

Note 3:

Due to the November 2022 consummation of the Contribution Agreement between the Company and Avenue, Avenue is now eligible to receive the PIK dividend and equity fee payable by Baergic in accordance with the terms of the Founders Agreement and Baergic’s certificate of incorporation.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4:	Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.
Note 5:	Represents the Trigger Date, the date that the Fortress partner company first acquires, whether by license or otherwise, ownership rights in a product.

Management Services Agreements

The Company has entered in Management Services Agreements (the “MSAs”) with certain of its partner companies as described in the 2021 Form 10-K. The following table summarizes the effective date of the MSA and the annual consulting fee payable by the partner company to the Company in quarterly installments:

		Annual MSA Fee
Partner company	Effective Date	(Income)/Expense
Aevitas	July 28, 2017	$500
Avenue[1]	February 17, 2015	—
Baergic[2]	March 9, 2017	500
Cellvation	October 31, 2016	500
Checkpoint	March 17, 2015	500
Cyprium	March 13, 2017	500
Helocyte	March 20, 2015	500
Mustang	March 13, 2015	1,000
Oncogenuity	February 10, 2017	500
Urica	November 7, 2017	500
Fortress		(5,000)
Consolidated (Income)/Expense		$—

Note 1:

MSA fees from Avenue were not paid or accrued so long as InvaGen held certain rights under the Avenue Stockholders Agreement. InvaGen’s shares in Avenue were repurchased in October 2022, and all existing agreements between InvaGen and Avenue (including the Avenue Stockholders Agreement) were terminated as of the closing of the Share Repurchase Agreement in October 2022 (see Note 18). Fortress has been eligible to receive MSA fees from Avenue since such closing occurred.

Note 2:  Due to the November 2022 consummation of the Contribution Agreement between the Company and Avenue, Avenue (and not the Company) is now eligible to receive MSA fees from Baergic in accordance with the terms of the Founders Agreement and Baergic’s certificate of incorporation.

15. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company are consistently applied to all segments. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended September 30, 2022	Sales[1]	Development	Consolidated
Net revenue	$16,116	$412	$16,528
Cost of goods - product revenue	(7,221)	—	(7,221)
Research and development	(2,812)	(27,090)	(29,902)
Selling, general and administrative	(15,574)	(14,565)	(30,139)
Other expense	(577)	(1,749)	(2,326)
Segment loss	$(10,068)	(42,992)	$(53,060)

Note 1:  Dermatology Product Sales segment reflects stand-alone income tax expense that has been eliminated in consolidation.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended September 30, 2021	Sales	Development	Consolidated
Net revenue	$19,610	$1,475	$21,085
Cost of goods - product revenue	(11,167)	—	(11,167)
Research and development	(794)	(27,286)	(28,080)
Selling, general and administrative	(10,755)	(11,466)	(22,221)
Wire transfer fraud loss	(9,540)	—	(9,540)
Other expense	(1,375)	5,437	4,062
Segment income (loss)	$(14,021)	$(31,840)	$(45,861)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Nine Months Ended September 30, 2022	Sales	Development	Consolidated
Net revenue	$57,703	$1,636	$59,339
Cost of goods - product revenue	(23,057)	—	(23,057)
Research and development	(6,687)	(93,068)	(99,755)
Selling, general and administrative	(45,517)	(39,940)	(85,457)
Other income	(1,413)	(6,125)	(7,538)
Segment loss	$(18,971)	$(137,497)	$(156,468)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Nine Months Ended September 30, 2021	Sales	Development	Consolidated
Net revenue	$45,617	$4,898	$50,515
Cost of goods - product revenue	(22,559)	—	(22,559)
Research and development	(14,566)	(71,245)	(85,811)
Selling, general and administrative	(24,776)	(34,369)	(59,145)
Wire transfer fraud loss	(9,540)	—	(9,540)
Other expense	(3,120)	33,342	30,222
Segment income (loss)	$(28,944)	$(67,374)	$(96,318)

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
September 30, 2022	Sales	Development	Total Assets
Intangible assets, net	$28,424	$—	$28,424
Tangible assets	79,721	215,416	295,137
Total segment assets	$108,145	$215,416	$323,561

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2021	Sales	Development	Total Assets
Intangible assets, net	$12,552	$—	$12,552
Tangible assets	84,732	299,219	383,951
Total segment assets	$97,284	$299,219	$396,503

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The net $2.5 million milestone payment reflects a milestone payment of $10 million to Journey from their exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), offset by a $7.5 million payment to Dermira, pursuant to the terms of the Qbrexza APA between Journey and Dermira.  The table below summarizes the Company’s revenue for the three and nine months ending September 30, 2022 and 2021:

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Qbrexza®	$6,265	$6,636	$19,752	$11,204
Accutane®	4,121	3,531	14,228	5,672
Amzeeq®	1,161	—	5,892	—
Targadox®	1,168	5,184	6,558	18,110
Ximino®	1,773	2,864	3,775	6,277
Zilxi®	554	—	1,851	—
Exelderm®	1,001	1,366	3,018	4,319
Other branded revenue	—	29	—	35
Collaboration revenue	364	1,446	1,518	4,646
Revenue – related party	48	29	118	252
Other revenue	73	—	2,629	—
Net revenue	$16,528	$21,085	$59,339	$50,515

The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Significant Customers

For the three-month period ending September 30, 2022, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.   For the three-month period ending September 30, 2021, one of the Company’s dermatology products customers accounted for 10.1% of its total gross product revenue.

For the nine-month periods ending September 30, 2022 and 2021, none of the Company’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At September 30, 2022 and December 31, 2021, two of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance, at 17% and 11%, and 16% and 13%, respectively.

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

Income tax expense for the three and nine months ended September 30, 2022 and 2021 is based on the estimated annual effective tax rate. The Company expects a net DTA with a full valuation allowance and 0% estimated annual effective tax rate for 2022. No income tax expense was recognized for the three or nine months ended September 30, 2022 or 2021.

18. Subsequent Events

On October 11, 2022, Avenue announced the closing of an underwritten public offering of 3,636,365 common and pre-funded units.  Each common unit consists of one share of common stock and one warrant to purchase one share of common stock, and each pre-funded unit consists of one pre-funded warrant to purchase one share of common stock and one warrant to purchase one share of common stock. Each share of common stock (or pre-funded warrant) was sold together with one warrant at a combined purchase price of $3.30 per common unit (or $3.2999 per pre-funded unit after reducing $0.0001 attributable to the exercise price of the pre-funded warrants).  Avenue also simultaneously closed on the sale of an additional 545,454 warrants to purchase common stock, which were sold pursuant to a partial exercise of the underwriter’s over-allotment option. Avenue received net proceeds of approximately $10.4 million at closing after deducting underwriting discounts and commissions and other expenses of the offering.  This transaction, along with Avenue’s repurchase of the shares held by InvaGen and the closing of the Share Repurchase Agreement between Avenue and InvaGen in October 2022, resulted in the November 2022 consummation of the Contribution Agreement between the Company and Avenue (see Note 14).

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

Overview

We are a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, which we do at the Fortress level, at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities we founded and in which we maintain significant minority ownership positions. Fortress has a talented and experienced business development team, comprised of scientists, doctors and finance professionals, who identify and evaluate promising products and product candidates for potential acquisition by new or existing partner companies. Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates include Avenue Therapeutics (Nasdaq: ATXI, “Avenue”), Aevitas Therapeutics, Inc. (“Aevitas”), Baergic Bio, Inc. (“Baergic”), Caelum Biosciences, Inc. (“Caelum”), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”).

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

Recent Events

Marketed Dermatology Products

●	Our eight branded and three authorized generic prescription drugs for dermatological conditions are actively marketed in the U.S. by our partner company, Journey.
●	During the three months ended September 30, 2022 and 2021, JMC generated net product revenue of $16.0 million and $19.6 million, respectively.
●	During the nine months ended September 30, 2022 and 2021, JMC generated net product revenue of $55.1 million and $45.6 million, respectively.

Late Stage Product Candidates

Cosibelimab (Anti-PD-L1 Antibody for Solid Tumors (formerly CK-301))

●	In July 2022, Checkpoint successfully completed two pre-BLA meetings with U.S Food and Drug Administration (“FDA”) (chemistry, manufacturing and controls (“CMC”) and clinical/non-clinical). Based upon favorable interactions with the agency, the planned BLA submission in January 2023 will include both the metastatic and locally advanced cutaneous squamous cell carcinoma indications. Checkpoint also reached agreement with the FDA on all key aspects discussed with regard to the content of the upcoming BLA submission.
●	Cosibelimab was sourced by Fortress and is currently in development at our partner company, Checkpoint.

CUTX-101 (Copper Histidinate for Menkes disease)

●	In December 2021, we initiated the rolling submission of an NDA to the FDA for CUTX-101, which is expected to be completed in 2023.
●	Cyprium is currently in a dispute with its contract manufacturing organization (the “CMO”), regarding the CMO’s attempt to terminate a Master Services Agreement (together with related work orders, the “MSA”) between Cyprium and the CMO. Cyprium believes the CMO’s grounds for purporting to terminate the MSA are without merit and is currently availing itself of all appropriate legal remedies in efforts to ensure that the CMO abides by its obligations under the MSA and/or to pursue monetary damages claims against the CMO. To that end, Cyprium obtained a temporary restraining order in August 2022 and a preliminary injunction in September 2022 from a court in New York State; the injunction invalidated the CMO’s attempted termination of the MSA and prohibited the CMO from further attempts to terminate the MSA during the pendency of dispute resolution procedures.
●	CUTX-101 is currently in development at our partner company, Cyprium.

DFD-29 (modified release oral minocycline for the treatment of rosacea)

●	As of November 2022, Journey enrolled 75% in the Phase 3 clinical program of DFD-29 for the treatment of papulopustular rosacea. Topline data are anticipated in the first half of 2023 with an NDA filing expected in the second half of 2023.
●	DFD-29 is currently in development at our partner company, Journey Medical Corp.

IV Tramadol

●	In September 2022, Avenue received the official meeting minutes from the FDA regarding a meeting conducted on August 9, 2022, for IV Tramadol. At the meeting, Avenue presented a study design for a single safety clinical trial that Avenue believes could address the concerns regarding risks related to opioid stacking. The FDA stated that the proposed study design appears reasonable and agreed on various study design aspects with the expectation that additional feedback would be provided to Avenue upon review of a more detailed study protocol. Avenue intends to incorporate the FDA’s suggestions from the meeting minutes and submit a detailed study protocol that could form the basis for the submission of a complete response to the second Complete Response Letter for IV Tramadol.
●	IV Tramadol was sourced by Fortress and is currently in development at our partner company, Avenue.

Triplex (Cytomegalovirus (“CMV”) vaccine)

●	In August 2022, we announced Triplex received a grant from the National Institute of Allergy and Infectious Diseases of the National Institutes of Health that could provide over $20 million in non-dilutive funding. This award will fund a multi-center, placebo-controlled, randomized Phase 2 study of Triplex for control of cytomegalovirus in patients undergoing liver transplantation.
●	Triplex is currently the subject of five ongoing trials, funded by non-dilutive sources, in various settings including: CMV control in stem cell and solid organ transplantation, the treatment of HIV; and in combination with a CAR T cell therapy for the treatment of NHL.
●	Triplex was sourced by Fortress and is currently in development at our partner company, Helocyte.

MB-107 and MB-207 (Lentiviral Gene Therapies for X-linked Severe Combined Immunodeficiency (XSCID))

●	In 2023, we expect to enroll the first patient in a pivotal multicenter Phase 2 clinical trial under Mustang’s IND to evaluate MB-107, a lentiviral gene therapy for the treatment of infants under the age of two with XSCID.
●	Also in 2023, we expect to enroll the first patient in Mustang Bio’s pivotal multicenter Phase 2 clinical trial of MB-207, a lentiviral gene therapy for the treatment of patients with XSCID who have been previously treated with a hematopoietic stem cell transplantation and for whom re-treatment is indicated.
●	MB-107 and MB-207 were sourced by Fortress and are currently in development at our partner company, Mustang.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

●	On October 6, 2022, Mustang announced the first patient treated in its multicenter Phase ½ Clinical Trial of MB-106, a first-in-class CD20-targeted, autologous CAR T cell therapy to treat B-cell non-Hodgkin lymphoma and chronic lymphocytic leukemia. This multicenter trial under Mustang’s Investigational New Drug Application (“IND”) builds upon the initial, ongoing Phase ½ clinical trial taking place at Fred Hutch in a single-center study under Fred Hutch’s IND. Mustang expects to enroll 3 to 6 patients in this multicenter trial by the end of 2022.
●	Interim data from 28 patients treated in the initial, ongoing Phase ½ investigator-sponsored clinical trial at Fred Hutch continue to support MB-106 as a viable CAR T cell therapy for B-NHLs and CLL. An overall response rate of 96% and complete response (“CR”) rate of 75% were observed in a wide range of hematologic malignancies including follicular lymphoma (“FL”), CLL, diffuse large B-cell lymphoma, and Waldenstrom macroglobulinemia. Twelve patients have experienced CR for more than 12 months (10 ongoing); four patients with CR for more than two years and the longest patient with CR is at 33 months. Six patients with partial response (“PR”) improved to CR and all remain in ongoing CR. All three patients previously treated with CD19 CAR T cell therapy responded to treatment with MB-106. A favorable safety profile for MB-106 as an outpatient therapy remains with no CRS or ICANS ≥ Grade 3. CAR-T persistence results in deepening responses following initial 28-day assessments.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang.

Dotinurad (Urate Transporter (URAT1) Inhibitor)

●	In June 2022, we initiated a Phase 1 clinical trial to evaluate Dotinurad in healthy volunteers in the United States. Dotinurad is in development for the treatment of gout and possibly other hyperuricemic conditions. We anticipate topline data from the Phase 1 trial in the first half of 2023.
●	Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials. The clinical program supporting approval included over 1,000 patients.
●	Dotinurad was sourced by Fortress and is currently in development at our partner company, Urica Therapeutics.

MB-109 (MB-101 (IL13Rα2-targeted CAR T Cell Therapy) + MB-108 oncolytic virus)

●	In April 2022, Mustang announced interim data from two ongoing investigator-sponsored Phase 1 clinical trials evaluating two clinical candidates, MB‐101 (IL13Rα2‐targeted CAR T cell therapy licensed from City of Hope) and MB-108 (herpes simplex virus type 1 oncolytic virus licensed from Nationwide Children’s Hospital) for the treatment of recurrent glioblastoma. Mustang is in the process of completing IND-enabling manufacturing and preclinical activities requested by the FDA in a Pre-IND meeting and expects to file an IND for a Mustang-sponsored Phase 1 trial in 2023.
●	MB-101 and MB-108 were sourced by Fortress and are currently in development at our partner company, Mustang.

MB-110 Ex Vivo Lentiviral Gene Therapy for RAG1 Severe Combined Immunodeficiency (“RAG1-SCID”)

●	In July 2022, we announced that the first patient successfully received LV-RAG1 ex vivo lentiviral gene therapy to treat recombinase-activating gene-1 (“RAG1”) severe combined immunodeficiency (RAG1-SCID”), in an ongoing Phase ½ multicenter clinical trial taking place in Europe.
●	LV-RAG1 is exclusively licensed by Mustang for the development of MB-110, a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1-SCID.
●	MB-110 was sourced by Fortress and is currently in development at our partner company, Mustang.

General Corporate

●	In September 2022, Avenue effected a 1-for-15 reverse stock split to bring the company in compliance with the minimum bid price listing requirement of the Nasdaq Capital Market.
●	In October 2022, Avenue closed a $12 million underwritten public offering. Avenue received net proceeds of approximately $10.4 million at closing after deducting underwriting discounts and commissions and other expenses of the offering. $3 million of the net proceeds were utilized to repurchase the shares owned by a certain minority investor. With the completion of the offering and the reverse-split, Avenue received correspondence from Nasdaq indicating that the company had evidenced compliance for continued listing on The Nasdaq Capital Market.

●	On October 31, 2022, Fortress received a letter from the Listing Qualifications Staff of Nasdaq indicating that the bid price of the Company’s common stock had closed below $1.00 per share for 30 consecutive business days and, as a result, Fortress is not in compliance with Nasdaq minimum bid price requirement. Nasdaq’s notice has no immediate effect on the listing of the common stock on Nasdaq. The Company intends to closely monitor the closing bid price of the Common Stock and consider all available options to remedy the bid price deficiency, but no decision regarding any action has yet been made.
●	In November 2022, Avenue announced the completion of the acquisition of Baergic from Fortress, pursuant to the Stock Contribution Agreement dated May 11, 2022.
●	Also in November 2022, holders of a majority of the voting power of the capital stock of Checkpoint approved a 1-for-10 reverse stock split of Checkpoint’s common stock. Checkpoint expects its common shares will begin trading on a split-adjusted basis on The Nasdaq Capital Market in December 2022. The Board of Directors determined the 1-for-10 ratio to be appropriate in order to improve the marketability and liquidity of Checkpoint’s common stock and to remain in compliance with all of Nasdaq’s continued listing requirements.

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

Accounting Pronouncements

During the nine-month period ended September 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

General

For the three months ended September 30, 2022 and 2021, we generated $16.5 million and $21.1 million, respectively, of net revenue, of which $16.0 million and $19.6 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $48,000 and $29,000, respectively, relates to Checkpoint’s collaborative agreements with TGTX. Collaboration revenue of $0.4 million and $1.4 million, respectively, recognized in the quarters ended September 30, 2022 and 2021 is a result of Cyprium’s agreement with Sentynl. Other revenue of $0.1 million in the quarter ended September 30, 2022 includes Journey’s receipt of royalties from its exclusive out-licensing partner for Qbrexza.

For the nine months ended September 30, 2022 and 2021, we generated $59.3 million and $50.5 million, respectively, of net revenue, of which $55.1 million and $45.6 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $0.1 million and $0.3 million, respectively, relates to Checkpoint’s collaborative agreements with TGTX. Collaboration revenue of $1.5 million and $4.6 million, respectively, recognized in the nine months ended September 30, 2022 and 2021 is a result of Cyprium’s agreement with Sentynl. Other revenue of $2.6 million in the nine months ended September 30, 2022 includes Journey’s receipt of royalties as well as a $2.5 million milestone payment from its’ exclusive out-licensing partner for Qbrexza.

For the three months ended September 30, 2022 and 2021, we had $7.2 million or 45.0% of product revenue, and $11.2 million or 56.9% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products. The decrease is related to lower overall sales volume and related royalty expense.  In addition to the impact of sales volume, royalty expense was also impacted by a contractual double digit percentage decrease in the royalty rate of Qbrexza that occurred in May 2022.

For the nine months ended September 30, 2022 and 2021, we had $23.1 million or 41.9% of product revenue, and $22.6 million or 49.5% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products. The increase is a result of higher sales volume, incremental royalties from Qbrexza and Accutane, which were launched in the first half of 2021, and an incremental increase in amortization of acquired intangible assets due to the acquisition of Amzeeq and Zilxi from VYNE in January 2022.

As of September 30, 2022, we had an accumulated deficit of $607.1 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

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

For the three and nine months ended September 30, 2022, research and development expenses were approximately $29.9 million and $99.7 million, respectively. For the three and nine months ended September 30, 2021, research and development expenses were approximately $27.4 million and $70.2 million, respectively Additionally, during the three and nine months ended September 30, 2021, we expensed approximately $0.7 million and $15.6 million, respectively, in costs related to the acquisition of licenses.

Noncash, stock-based compensation expense included in research and development for the three months ended September 30, 2022 and 2021, was $1.0 million and $1.1 million, respectively. Noncash, stock-based compensation expense included in research and development for the nine months ended September 30, 2022 and 2021, was $3.6 million and $3.1 million, respectively.

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the three and nine months ended September 30, 2022 and 2021, by entity:

					Nine Months Ended
	Three Months Ended September 30,		% of total		September 30,		% of total
($ in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Research & Development
Fortress	$515	$651	2%	2%	$1,889	$1,979	2%	3%
Partner Companies:
Avenue	194	278	1%	1%	2,153	864	2%	1%
Checkpoint	8,866	9,384	30%	34%	35,589	20,795	36%	30%
JMC	2,812	718	9%	3%	6,687	747	6%	1%
Mustang	15,309	14,028	51%	51%	46,537	36,430	47%	52%
Other[1]	2,159	2,308	7%	9%	6,852	9,411	7%	13%
Total Research & Development Expense	$29,855	$27,367	100%	100%	$99,707	$70,226	100%	100%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent, and other general operating expenses not otherwise included in research and development expenses. For the three months ended September 30, 2022 and 2021, selling, general and administrative expenses were approximately $30.1 million and $22.2 million, respectively. Noncash, stock-based compensation expense included in selling, general and administrative expenses for the three months September 30, 2022 and 2021, was $5.8 million and $3.2 million, respectively.  For the nine months ended September 30, 2022 and 2021, selling, general and administrative expenses were approximately $85.5 million and $59.1 million, respectively. Noncash, stock-based compensation expense included in selling, general and administrative expenses for the nine months September 30, 2022 and 2021, was $13.9 million and $9.4 million, respectively.

The table below provides a summary of selling, general and administrative costs for the three and nine months ended September 30, 2022 and 2021, by entity:

					Nine Months Ended
	Three Months Ended September 30,		% of Total		September 30,		% of Total
($ in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Selling, General & Administrative
Fortress	$7,781	$5,989	26%	27%	$21,334	$18,425	26%	31%
Partner Companies:
Avenue	469	594	1%	3%	1,978	1,960	2%	3%
Checkpoint	1,695	1,760	6%	8%	5,604	5,110	6%	9%
JMC[1]	15,574	11,003	52%	49%	45,517	24,848	53%	42%
Mustang	3,232	2,219	11%	10%	8,485	6,508	10%	11%
Other[2]	1,388	656	4%	3%	2,539	2,294	3%	4%
Total Selling, General & Administrative Expense	$30,139	$22,221	100%	100%	$85,457	$59,145	100%	100%

Note 1:

Includes cost of outsourced sales force for the three months ended September 30, 2022 and 2021 of $6.3 million and $5.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 of $17.8 million and $11.1 million, respectively.

Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Comparison of three months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Revenue
Product revenue, net	$16,043	$19,610	$(3,567)	(18)%
Collaboration revenue	364	1,446	(1,082)	(75)%
Revenue – related party	48	29	19	66%
Other revenue	73	—	73	100%
Net revenue	16,528	21,085	(4,557)	(22)%

Operating expenses
Cost of goods sold – product revenue	7,221	11,167	(3,946)	(35)%
Research and development	29,855	27,367	2,488	9%
Research and development – licenses acquired	47	713	(666)	(93)%
Selling, general and administrative	30,139	22,221	7,918	36%
Wire transfer fraud loss	—	9,540	(9,540)	(100)%
Total operating expenses	67,262	71,008	(3,746)	(5)%
Loss from operations	(50,734)	(49,923)	(811)	2%

Other income (expense)
Interest income	419	132	287	217%
Interest expense and financing fee	(3,393)	(4,444)	1,051	(24)%
Foreign exchange loss	(21)	—	(21)	100%
Change in fair value of investments	—	8,376	(8,376)	(100)%
Change in fair value of derivative liability	—	(2)	2	(100)%
Grant income	669	—	669	100%
Total other income (expense)	(2,326)	4,062	(6,388)	(157)%
Net Loss	(53,060)	(45,861)	(7,199)	16%

Less: net loss attributable to non-controlling interest	30,549	25,080	5,469	22%
Net loss attributable to common stockholders	$(22,511)	$(20,781)	$(1,730)	8%

Net revenue decreased $4.6 million, or 22%, from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to the $3.6 million decrease in product revenue, net associated Targadox and its authorized generic, as a result of continued generic competition. In addition, net product revenues of Ximino and its authorized generic, as well as Exelderm and its authorized generic, have been negatively impacted by contract manufacturer product shortages, which have since been resolved. Collaboration revenue as a result of Cyprium’s agreement with Sentynl decreased $1.1 million in the quarter ended September 30, 2022.  Revenue-related party consists of patent fees related to Checkpoint’s collaborations with TGTX. Other revenue of $0.1 million for the quarter ended September 30, 2022 consists of  Journey’s royalty revenue associated with Qbrexza.

Cost of goods sold decreased by $3.9 million, or 35%, from the three months ended September 30, 2021 to the three months ended September 30, 2022.   The decrease is primarily due to a $2.1 million decrease in the product royalties we are required to pay as a result of lower sales in the three-month period ended September 30, 2022 compared to the year-earlier period, and, to a lesser extent, a contractual double digit percentage decrease in the royalty rate of Qbrexza that occurred in May 2022. In addition, the three-month period ended September 30, 2021 included an inventory step-up of $3.0 million for inventory units sold related to the acquired finished goods of Qbrexza® in 2021. Offsetting, in part, the above decreases are increases in cost of goods sold related to higher amortization of licenses of approximately $0.4 million, and higher freight, testing and product validation costs of approximately $0.7 million as a result of our newly acquired and launched products, Amzeeq and Zilxi (acquired in January 2022) and a $0.1 million increase in FDA manufacturing fees from the prior-year quarter.

Research and development expenses increased $2.5 million or 9% from the three months ended September 30, 2021 to the three months ended September 30, 2022. The following table shows the change in research and development spending by Fortress and its partner companies:

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Research & Development
Stock-based compensation
Fortress	$375	$275	$100	36%
Partner Companies:
Avenue	8	25	(17)	(67)%
Checkpoint	276	161	115	72%
JMC	34	—	34	100%
Mustang	302	655	(353)	(54)%
Other[1]	5	2	3	129%
Sub-total stock-based compensation expense	1,000	1,118	(118)	(11)%
Other Research & Development
Fortress	140	376	(236)	(63)%
Partner Companies:
Avenue	186	253	(67)	(27)%
Checkpoint	8,590	9,223	(633)	(7)%
JMC	2,778	718	2,060	287%
Mustang	15,007	13,373	1,634	12%
Other[1]	2,154	2,306	(152)	(7)%
Total Research & Development Expense	$29,855	$27,367	$2,488	9%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in stock-based compensation for the quarter ended September 30, 2022 is primarily due to the effect of new equity grants to key employees at Checkpoint offset by Mustang’s decrease in stock based compensation of $0.4 million.

JMC’s research and development expense increase of $2.1 million is related to clinical trial expenses to develop DFD-29, for which dosing began in March 2022, and these costs are expected to increase as more patients are enrolled. Mustang’s increase in research and development spending of $1.6 million is primarily attributable to increased expenses of $0.6 million for personnel related expenses in connection with the advancement of its clinical programs, $0.3 million for third party clinical trial and sponsored research costs, $0.4 million for laboratory supplies and $0.8 million for various other costs, partially offset by a $0.5 million decrease in consulting and outside services costs. The decreased spending at Checkpoint of $0.6 million is attributable primarily to decreased costs related to Checkpoint’s manufacturing costs for cosibelimab of $1.0 million, as well as decreased clinical costs of $1.2 million related to Checkpoint’s product candidates, offset by $0.9 million increase in personnel costs due to increased headcount, and $0.6 million increase in regulatory costs. The decrease in “Other” of $0.2 million is attributable to the decreased spend in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 for Cyprium, as the prior quarter spend related to costs for the preparation of Cyprium’s rolling NDA submission, and Oncogenuity, as the license was returned to Columbia, offset by an increase in spending at Urica due to costs associated with the Phase 1 clinical trial to evaluate Dotinurad, which was initiated in June 2022.

General and administrative expenses increased $7.9 million, or 36%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$3,704	$2,287	$1,417	62%
Partner Companies:
Avenue	18	44	(26)	(60)%
Checkpoint	505	618	(113)	(18)%
JMC	1,404	7	1,397	19958%
Mustang	194	229	(35)	(15)%
Other[2]	12	23	(11)	(47)%
Sub-total stock-based compensation expense	5,837	3,208	2,629	82%
Other Selling, General & Administrative
Fortress	4,077	3,702	375	10%
Partner Companies:
Avenue	451	550	(99)	(18)%
Checkpoint	1,190	1,142	48	4%
JMC[1]	14,170	10,996	3,174	29%
Mustang	3,038	1,990	1,048	53%
Other[2]	1,376	633	743	117%
Total Selling, General & Administrative Expense	$30,139	$22,221	$7,918	36%

Note 1:	Includes cost of outsourced sales force for the three months ended September 30, 2022 and 2021 of $6.2 million and $5.1 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the quarter ended September 30, 2022, the increase in general and administrative expenses of $7.9 million, or 36%, is primarily attributable to Journey’s expanded salesforce and increased sales and marketing costs associated with product portfolio, as well as Mustang’s increase in professional fees and outside services, and personnel related expenses. The increase in “Other” is due to increased professional fees at Cyprium and Baergic.

Total other income (expense) decreased $6.4 million, or 157%, from income of $4.1 million for the three months ended September 30, 2021 to expense of $2.3 million for the three months ended September 30, 2022, primarily due to the change in fair value of the Company’s investment in Caelum of $8.4 million recorded in the three months ended September 30, 2021.  There is no comparable change in fair value of investment in Caelum in the current quarter as Caelum was acquired in the fourth quarter of 2021 by AstraZeneca.  Grant income of $0.7 million recorded in the three months ended September 30, 2022 relates to Mustang’s income related to its NIH grant.

Net loss attributable to Common Stockholders increased $1.7 million, or 8%, from a net loss of $20.8 million for the three months ended September 30, 2021 to a net loss of $22.5 million for the three months ended September 30, 2022.

Comparison of nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Revenue
Product revenue, net	$55,074	$45,617	$9,457	21%
Collaboration revenue	1,518	4,646	(3,128)	(67)%
Revenue – related party	118	252	(134)	(53)%
Other revenue	2,629	—	2,629	100%
Net revenue	59,339	50,515	8,824	17.5%

Operating expenses
Cost of goods sold – product revenue	23,057	22,559	498	2%
Research and development	99,707	70,226	29,481	42%
Research and development – licenses acquired	48	15,585	(15,537)	(100)%
Selling, general and administrative	85,457	59,145	26,312	44%
Wire transfer fraud loss	—	9,540	(9,540)	(100)%
Total operating expenses	208,269	177,055	31,214	18%
Loss from operations	(148,930)	(126,540)	(22,390)	18%

Other income (expense)
Interest income	711	505	206	41%
Interest expense and financing fee	(8,897)	(9,393)	496	(5)%
Foreign exchange loss	(21)	—	(21)	100%
Change in fair value of investments	—	39,294	(39,294)	(100)%
Change in fair value of derivative liability	—	(184)	184	(100)%
Grant income	669	—	669	100%
Total other income (expense)	(7,538)	30,222	(37,760)	(125)%
Net loss	(156,468)	(96,318)	(60,150)	62%

Less: net loss attributable to non-controlling interest	96,841	63,180	33,661	53%
Net loss attributable to common stockholders	$(59,627)	$(33,138)	$(26,489)	80%

Net revenues increased $8.8 million, or 18%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to incremental revenues from Qbrexza, acquired and launched during the second quarter of 2021,  the revenue growth of Accutane, launched at the end of the first quarter of 2021, and incremental net revenues as a result of our newly acquired and launched products, Amzeeq and Zilxi (acquired in January 2022). Offsetting, in part, the increases above is a decrease in the net product revenue of Targadox and its authorized generic as a result of continued generic competition. In addition, net product revenues of Ximino and its authorized generic, and Exelderm and its authorized generic, have been negatively impacted by contract manufacturer product shortages. These shortages were resolved in the third quarter of 2022. Collaboration revenue as a result of Cyprium’s agreement with Sentynl decreased $3.1 million for the nine months ended September 30, 2022 due to the prolonged timeline for the NDA submission.  Other revenue of $2.6 million for the nine months ended September 30, 2022 is a result of a milestone payment of $10 million to Journey from their exclusive licensing partner in Japan, Maruho, offset by a $7.5 million payment to Dermira, pursuant to the terms of the Qbrexza APA between Journey and Dermira. Revenue-related party consists of patent fees related to Checkpoint’s collaborations with TGTX.

Cost of goods sold increased by $0.5 million, or 2%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 due to higher product cost of goods sold of $2.1 million driven by increased net product sales from period-to-period, increased amortization of $1.1 million related to acquired intangible assets from the acquisition of Amzeeq and Zilxi in January 2022, costs of approximately $1.1 million related to freight, product validation and stability testing for Amzeeq and Zilxi. The above increases to cost goods sold from period-to-period are offset, in part, by a decrease as the nine-month period ended September 30, 2021 included an inventory step-up of $4.2 million for inventory units sold related to the acquired finished goods of Qbrexza in 2021.

Research and development expenses increased $29.5 million or 42% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The following table shows the change in research and development spending by Fortress and its partner companies.

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Research & Development
Stock-based compensation
Fortress	$1,218	$869	$349	40%
Partner Companies:
Avenue	297	108	189	175%
Checkpoint	752	480	272	57%
JMC	34	—	34	100
Mustang	1,262	1,633	(371)	(23)%
Other[1]	8	7	1	7%
Sub-total stock-based compensation expense	3,571	3,097	474	358%
Other Research & Development
Fortress	671	1,110	(439)	(40)%
Partner Companies:
Avenue	1,856	756	1,100	145%
Checkpoint	34,837	20,315	14,522	71%
JMC	6,653	747	5,906	791%
Mustang	45,275	34,797	10,478	30%
Other[1]	6,844	9,404	(2,560)	(27)%
Total Research & Development Expense	$99,707	$70,226	$29,481	42%

Note 1:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The increase in stock-based compensation for the nine months ended September 30, 2022 is primarily due to the effect of new equity grants to key employees and non-employees at Fortress, Avenue and Checkpoint.

The increased spending at Checkpoint of $14.5 million is attributable primarily to increased costs related to Checkpoint’s manufacturing costs for cosibelimab of $9.5 million as validation work continues, as well as increased clinical costs of $0.7 million related to Checkpoint’s product candidates, $2.4 million increase in personnel costs due to increased headcount, and $0.8 million increase in other costs. Mustang’s increase in research and development spending of $10.5 million is primarily attributable to higher expenses of $4.0 million for personnel related expenses in connection with the advancement of Mustang’s programs, $2.4 million for third party clinical trial costs, $1.8 million for laboratory supplies, $1.3 million for plasmid manufacturing costs, $0.5 million for depreciation expense, and $0.5 million for other expenses. Avenue’s increase of $1.1 million is primarily due to $1.0 million increase in expenses related to advisory committee preparation costs as well as $0.1 million increase in personnel-related costs.  JMC’s research and development expense increase of $5.9 million is related to clinical trial expenses to develop DFD-29 for which dosing began in March 2022. The decrease in “Other” of $2.6 million is attributable to the decreased spend in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 for Cyprium, as the prior year-to-date spend related to costs for the preparation of Cyprium’s rolling NDA submission.

General and administrative expenses increased $26.3 million, or 44%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The following table shows the change in general and administrative spending by Fortress and its partner companies:

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$8,505	$6,437	$2,068	32%
Partner Companies:
Avenue	341	191	150	78%
Checkpoint	1,533	1,839	(306)	(17)%
JMC	2,951	40	2,911	7280%
Mustang	549	794	(245)	(31)%
Other[2]	31	51	(20)	(29)%
Sub-total stock-based compensation expense	13,910	9,352	4,558	49%
Other Selling, General & Administrative
Fortress	12,829	11,988	841	7%
Partner Companies:
Avenue	1,637	1,769	(132)	(7)%
Checkpoint	4,071	3,271	800	24%
JMC[1]	42,566	24,808	17,758	72%
Mustang	7,936	5,714	2,222	39%
Other[2]	2,508	2,243	265	12%
Total Selling, General & Administrative Expense	$85,458	$59,145	$26,312	44%

Note 1:	Includes cost of outsourced sales force for the nine months ended September 30, 2022 and 2021 of $17.8 million and $11.1 million, respectively.
Note 2:	Includes the following partner companies: Aevitas, Baergic, Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the nine months ended September 30, 2022, the increase in general and administrative expenses of $26.3 million, or 44%, is primarily attributable to Journey’s increased sales and marketing costs associated with the expanded product portfolio, and expansion of its outsourced salesforce, Mustang’s increase in professional fees and outside services, and personnel related expenses. The increase at Checkpoint is due to increased professional fees.

Total other income (expense) decreased $37.8 million, or 125%, from income of $30.2 million for the nine months ended September 30, 2021 to expense of $7.5 million for the nine months ended September 30, 2022, primarily due to the change in fair value of the Company’s investment in Caelum of $39.3 million recorded in the nine months ended September 30, 2021.  There is no comparable change in fair value of investment in Caelum in the nine months ended September 30, 2022 as Caelum was acquired in the fourth quarter of 2021 by AstraZeneca.  The fair value increase was offset slightly by the increase in grant income of $0.7 million, comprised of Mustang’s income from its NIH grant.

Net loss attributable to Common Stockholders increased $26.5 million, or 80%, from a net loss of $33.1 million for the nine months ended September 30, 2021 to a net loss of $59.6 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sale of partner companies (such as the stock purchase of Caelum by AstraZeneca that resulted from an option exercise), royalty financings, or through other sources of financing; the rising interest rate environment may cause the Company to pay more interest on its various debt instruments, which could lead to higher operating expenses. In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the ongoing COVID-19 pandemic. However, the Company is continuing to assess the effect on its operations by monitoring ongoing development in connection with the continuing COVID-19 pandemic and the actions implemented to combat the virus throughout the world.

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

Components of cash flows from publicly-traded partner companies are comprised of:

	For the Nine Months Ended September 30, 2022
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(26,402)	$(3,427)	$(42,254)	$(9,698)	$(49,776)	$(131,557)
Investing activities	(5)	—	—	(20,000)	(2,532)	(22,537)
Financing activities	(739)	(119)	7,997	15,508	34,054	56,701
Net increase in cash and cash equivalents and restricted cash	$(27,146)	$(3,546)	$(34,257)	$(14,190)	$(18,254)	$(97,393)

	For the Nine Months Ended September 30, 2021
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(20,530)	$(2,547)	$(16,828)	$1,025	$(38,964)	$(77,844)
Investing activities	(150)	—	—	(8,800)	(3,889)	(12,839)
Financing activities	(13,352)	—	36,259	21,218	65,928	110,053
Net increase in cash and cash equivalents and restricted cash	$(34,032)	$(2,547)	$19,431	$13,443	$23,075	$19,370

Note 1:	Includes Fortress, non-public partner companies and elimination entries.

	Nine Months Ended September 30,
($ in thousands)	2022	2021	Change
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(131,557)	$(77,844)	$(53,713)
Investing activities	(22,537)	(12,839)	(9,698)
Financing activities	56,701	110,053	(53,352)
Net increase in cash and cash equivalents and restricted cash	$(97,393)	$19,370	$(116,763)

Operating Activities

Net cash used in operating activities increased $53.7 million from the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2022. The increase is due to the increase of $60.2 million in net loss, $15.4 million increase in research and development – licenses acquired, expense, and the $21.9 million increase in cash resulting from changes in operating assets and liabilities, offset by the $39.3 million decrease in the fair value of the investment in Caelum for the nine months ended September 30, 2022, as well as the $5.0 million increase in stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 of $12.8 million, as compared to net cash used in investing activities of $22.5 million for the nine months ended September 30, 2022 is a $9.7 million change in cash flows from investing activities. The change is primarily due to the $20.0 million acquisition of the VYNE products by JMC during the nine months ended September 30, 2022, offset by the $9.8 million decrease in cash used in the purchase of research and development licenses and $0.4 million decrease in cash used in the purchase of intangible assets.

Financing Activities

Net cash provided by financing activities was $110.1 million for the nine months ended September 30, 2021, compared to $56.7 million of net cash provided by financing activities for the nine months ended September 30, 2022, is a decrease of $53.4 million. During the nine months ended September 30, 2022, net proceeds from at-the-market offerings for partner companies decreased $85.7 million, and net proceeds from partner company convertible preferred shares offering decreased $17.0 million, offset by $47.1 million in proceeds from partner company long-term debt.

We fund our operations through cash on hand, the sale of equity and debt securities, from the sale of partner companies, and from the proceeds resulting from the exercise of warrants and stock options. At September 30, 2022, we had cash and cash equivalents of $208.4 million, of which $61.4 million relates to Fortress and the private partner companies, primarily funded by Fortress, $20.5 million relates to Checkpoint, $91.4 million relates to Mustang, $34.9 million relates to Journey, and $0.2 million relates to Avenue. Restricted cash related to our leases at September 30, 2022 was $2.2 million, of which $1.2 million relates to Fortress and $1.0 million relates to Mustang.

Sources of Liquidity

Stock Offerings and At-The-Market Share Issuances

Subsequent to the end of the third quarter of 2022, in October 2022, Avenue announced the closing of an underwritten public offering of 3,636,365 common and pre-funded units.  Each common unit consists of one share of common stock and one warrant to purchase one share of common stock, and each pre-funded unit consists of one pre-funded warrant to purchase one share of common stock and one warrant to purchase one share of common stock. Each share of common stock (or pre-funded warrant) was sold together with one warrant at a combined purchase price of $3.30 per common unit (or $3.2999 per pre-funded unit after reducing $0.0001 attributable to the exercise price of the pre-funded warrants).  Avenue also simultaneously closed on the sale of an additional 545,454 warrants to purchase common stock, which were sold pursuant to a partial exercise of the underwriter’s over-allotment option. Avenue received net proceeds of approximately $10.4 million at closing after deducting underwriting discounts and commissions and other expenses of the offering.

In November 2021, through an underwritten public offering, Avenue sold 2,238,805 shares of its common stock at a price of $1.34 per share resulting in net proceeds of $2.6 million. In addition, in December 2021, through an underwritten public offering, Avenue sold 1,910,100 shares of its common stock at a price of $1.07 per share resulting in net proceeds of $1.8 million.  Avenue effected a reverse stock split in September 2022 where, as a result of the reverse stock split, every 15 shares of Avenue common stock were combined and converted into one share of new common stock, without any change in the par value per share.  The 2021 Avenue public offerings are presented on a pre-split basis.

In July 2021, JMC privately offered and issued 758,680 shares of its 8% Cumulative Convertible Class A Preferred Stock (“Class A Preferred Stock”) at a price of $25.00 per share, for gross proceeds of $19.0 million. In November 2021, Journey completed an initial public offering (“IPO”) of its common stock, in which Journey sold 3,520,000 common shares at $10.00 per share, resulting in net proceeds of approximately $30.6 million after deducting underwriting discounts and other offering costs.  In connection with the closing of the IPO, Journey issued 2,231,346 shares of common stock resulting from the conversion of all of the Class A Preferred Stock.

In November 2020, Checkpoint filed shelf registration statement No. 333-251005 on Form S-3 (the “Checkpoint 2020 S-3”) that was declared effective in December 2020. During the nine months ended September 30, 2022, Checkpoint issued 5,157,914 shares of common stock through the Checkpoint ATM for aggregate total gross proceeds of approximately $9.9 million at an average selling price of $1.93 per share. At September 30, 2022, approximately $44.7 million of the Checkpoint shelf remains available for sale through the Checkpoint S-3.

In October 2020, Mustang filed a shelf registration statement No. 333-249657 on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. During the nine months ended September 30, 2022, Mustang issued approximately 7.9 million shares of common stock at an average price of $0.84 per share for gross proceeds of $6.6 million through the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.1 million. As of September 30, 2022, approximately $8.0 million of the Mustang 2020 S-3 remains available for sales of securities.

In May 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective on May 26, 2020 (the "2020 Shelf"). In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement ("2020 Common ATM"), governing potential sales of the Company's Common Stock.  For the nine-month period ended September 30, 2022, the Company issued approximately 3.7 million shares of Common Stock at an average price of $1.59 per share for gross proceeds of $5.9 million through the 2020 Common ATM. Approximately $11.5 million of securities remain available for sale through the 2020 Shelf at September 30, 2022.

Debt

In March 2022, Mustang announced completion of a $75 million long-term debt facility with Runway.  Of the $75 million, $30 million was funded upon closing, and the additional $45 million available through the facility may be funded upon Mustang’s achieving certain predetermined milestones.  Proceeds from the facility will be used to support the ongoing clinical development of key investigational product candidates within Mustang’s pipeline and for general working capital purposes.

In April 2021, JMC entered into an agreement with East West Bank (“EWB”) in which EWB provided a $7.5 million working capital line of credit. In January 2022, Journey entered into the Amendment of its loan and security agreement with East West Bank, which increased the borrowing capacity of Journey’s revolving line of credit to $10.0 million and added a term loan not to exceed $20.0 million. Journey borrowed $15.0 million against the first tranche of the term loan in January 2022, to facilitate the VYNE Product Acquisition, and another $5.0 million in August 2022.

In August 2020, Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree (the “Oaktree Agreement” and the debt thereunder the “Oaktree Note”). AstraZeneca’s notification of its intent to acquire Caelum, received on September 28, 2021, was defined in the Oaktree Agreement as a monetization event and, as such, triggered a $10 million prepayment and an applicable prepayment fee of $0.5 million.  The Company repaid the $10.5 million on October 12, 2021.  At September 30, 2022, the remaining principal outstanding on the Oaktree Note was $50.0 million.

Strategic Partnerships

In October 2021, AstraZeneca acquired Caelum for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress, net of Fortress’ $6.4 million portion of the $15 million, 24-month escrow holdback amount and other miscellaneous transaction expenses. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $350 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $212 million.

In February 2021, Cyprium entered into an asset purchase agreement with Sentynl. Pursuant to the terms of the agreement, Sentynl paid Cyprium an upfront fee of $8.0 million specifically earmarked to complete the CUTX-101 development program for the treatment of Menkes disease, through the filing of Cyprium’s New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”).  As further compensation, Cyprium is eligible to receive up to an additional $12.0 million, to be paid (i) $3.0 million upon NDA acceptance by the FDA and (ii) $9.0 million upon FDA approval of the NDA and transfer of CUTX-101 to Sentynl.

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

During the nine months ended September 30, 2022, Mustang entered into a new lease for office space commencing on July 1, 2022. The lease has a term of 7 years and 7 months, with rent obligations beginning on November 1, 2022. Base rent is $49,000 per month and increases to $56,000 per month during the term of the lease. The first 24 months of rent payments are abated, and the lease includes a $0.3 million tenant improvement allowance. There were no other material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2021 Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended September 30, 2022. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.  In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

As part of our growth strategy, we have made and will likely continue to make substantial financial and operational commitments in our subsidiaries, which often have limited or no operating history, no commercialized revenue generating products, and require additional third-party financing to fund product and services development or acquisitions. Our business depends in large part on the ability of one or more of our subsidiaries and/or partner companies to innovate, in-license, develop or acquire successful biopharmaceutical products and/or acquire companies in increasingly competitive and highly regulated markets. If certain of our subsidiaries and/or partner companies do not successfully obtain additional third-party financing to commercialize products or are not acquired in change-of-control transactions that result in cash distributions, as applicable, the value of our businesses and our ownership stakes in our partner companies may be materially adversely affected.

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

The former Trump Administration took several regulatory steps and proposed numerous prescription drug cost control measures.  Similarly, the Biden Administration has identified promoting competition and lowering drug prices as a priority.

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

We act, and are likely to continue acting, as indemnitor of potential losses or liabilities that may be experienced by one or more of our affiliated companies and/or their partners or investors. If we become obligated to pay all or a portion of such indemnification amounts, our business and the market value of our common stock and/or debt securities may be materially adversely impacted. For instance, under that certain Indemnification Agreement, dated as of November 12, 2018 by and among us, Avenue and InvaGen (the “Indemnification Agreement”), we agreed to indemnify InvaGen and its affiliates for losses they may sustain in connection with inaccuracies that may appear in the representations and warranties that Avenue made to InvaGen in the Avenue Stock Purchase and Merger Agreement of even date therewith, as such representations and warranties were given as of the dates of signing and first closing. The Indemnification Agreement was terminated effective October 2022, but we may enter into similar arrangements in the future.

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

We depend heavily on third party manufacturers for product supply. If our contract manufacturers cannot successfully manufacture material that conforms to applicable specifications and FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for those products. Our third-party suppliers will be required to maintain compliance with CGMPs and will be subject to inspections by the FDA and comparable agencies and authorities in other jurisdictions to confirm such compliance. In the event that the FDA or such other authorities determine that our third-party suppliers have not complied with CGMPs or comparable regulations, the relevant clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material and/or applicable compliance, and commercial product could be unfit for sale, or if distributed, could be recalled from the market. Any delay, interruption or other issues that arise in the manufacture, testing, packaging, labeling, storage, or distribution of our products as a result of a failure of the facilities or operations of our third-party suppliers to comply with regulatory requirements, pass any regulatory agency inspection or otherwise perform under our agreements with them could significantly impair our ability to develop and commercialize our products and product candidates. In addition, several of our currently commercialized products, sold through our partner company Journey, are produced by a single manufacturer, and, although we closely monitor inventory prophylactically, disruptions to such supply arrangements could adversely affect our ability to meet product demand and therefore diminish revenues.

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

General and Other Risks

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

On October 31, 2022, the Company received a letter from the Staff of Nasdaq indicating that the bid price of the Company’s Common Stock had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq’s notice has no immediate effect on the listing of the Company’s Common Stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company is afforded a 180-calendar day grace period, through May 1, 2023, to regain compliance with the bid price requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days, although the Staff may, in its discretion, require compliance for a longer period of time (generally no more than 20 consecutive business days) during the 180-calendar day grace period.

If the Company does not regain compliance with the bid price requirement by May 1, 2023, the Company may be eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on  Nasdaq and the continued listing requirement for market value of publicly held shares and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company is not eligible for the second grace period, the Nasdaq staff will provide written notice that the Common Stock is subject to delisting; however, the Company may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel. There can be no assurance that the Company would be successful in its efforts to maintain the Nasdaq listing.

The Company intends to closely monitor the closing bid price of the Common Stock and consider all available options to remedy the bid price deficiency, but no decision regarding any action has yet been made. If we were unable to meet the continued listing requirements of the Nasdaq, our Common Stock could be delisted from the Nasdaq. Any such delisting of our Common Stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, being delisted from Nasdaq could have an adverse effect on our ability to raise capital in the public or private equity markets.

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

November 14, 2022	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2022	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)