Form 10-Q
period 2023-03-31
Fortress Biotech, Inc.
filed 2023-05-15
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of May 12, 2023
Common Stock, $0.001 par value	134,325,474
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and the applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	If we raise additional capital by issuing equity or equity-linked securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, Ximino, and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Qbrexza, Amzeeq, Zilxi and Ximino, as well as DFD-29, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, currently have patent protection. Three of Journey’s marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.

3

●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We may act as guarantor and/or indemnitor of certain obligations of our subsidiaries and partner companies, which could require us to pay substantial amounts based on the actions or omissions of said entities.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third-parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”), such as the Paragraph IV certification made by Perrigo pertaining to the patents covering Qbrexza, and subsequently, Amzeeq, and Zilxi, three products being commercialized by our partner company Journey. Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our products are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

4

General and Other Risks

●	On October 31, 2022, we were notified by the Listing Qualification Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the bid price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company no longer satisfied Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded an initial 180-calendar day grace period, through May 1, 2023, to regain compliance with the Rule 5550(a)(2).
●	On May 2, 2023, in accordance with Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Staff granted the Company a second 180-calendar day grace period to regain compliance with the Rule 5550(a)(2). The Company intends to closely monitor the closing bid price for its Common Stock and consider all available options to remedy the bid price deficiency. In the event the Company is not able to demonstrate compliance with Rule 5550(a)(2) by October 30, 2023, the Staff will provide written notification that the Company’s Common Stock is subject to delisting, which the Company may appeal. The Company’s appeal request would stay any further action by the Staff at least pending a hearing before the Nasdaq Hearings Panel (the “Panel”) and the expiration of any extension that may be granted by the Panel to the Company following the hearing.

5

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$152,483	$178,266
Accounts receivable, net	27,616	28,208
Inventory	13,278	14,159
Other receivables - related party	636	138
Prepaid expenses and other current assets	8,368	9,661
Total current assets	202,381	230,432

Property, plant and equipment, net	12,194	13,020
Operating lease right-of-use asset, net	19,467	19,991
Restricted cash	2,438	2,688
Intangible asset, net	26,128	27,197
Other assets	943	973
Total assets	$263,551	$294,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$105,419	$97,446
Deferred revenue	547	728
Income taxes payable	722	722
Common stock warrant liabilities	9,459	13,869
Operating lease liabilities, short-term	2,515	2,447
Partner company term loan, short-term, net	2,318	—
Partner company convertible preferred shares, short-term, net	2,937	2,052
Partner company line of credit	3,000	2,948
Partner company installment payments - licenses, short-term, net	2,288	7,235
Other short-term liabilities	268	268
Total current liabilities	129,473	127,715

Notes payable, long-term, net	89,996	91,730
Operating lease liabilities, long-term	21,026	21,572
Partner company installment payments - licenses, long-term, net	1,450	1,412
Other long-term liabilities	1,800	1,847
Total liabilities	243,745	244,276

Commitments and contingencies (Note 14)

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 130,417,161 and 110,494,245 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	130	110
Additional paid-in-capital	693,433	675,841
Accumulated deficit	(655,770)	(634,233)
Total stockholders' equity attributed to the Company	37,796	41,721

Non-controlling interests	(17,990)	8,304
Total stockholders' equity	19,806	50,025
Total liabilities and stockholders' equity	$263,551	$294,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Product revenue, net	$12,165	$20,796
Collaboration revenue	181	577
Revenue - related party	35	52
Other revenue	48	2,500
Net revenue	12,429	23,925

Operating expenses
Cost of goods sold - product revenue	6,449	8,203
Research and development	35,276	36,722
Research and development - licenses acquired	4,230	—
Selling, general and administrative	25,341	26,270
Total operating expenses	71,296	71,195
Loss from operations	(58,867)	(47,270)

Other income (expense)
Interest income	1,036	142
Interest expense and financing fee	(4,296)	(2,350)
Foreign exchange loss	(47)	—
Change in fair value of warrant liabilities	6,678	—
Grant income	351	—
Total other income (expense)	3,722	(2,208)
Net loss	(55,145)	(49,478)

Net loss attributable to non-controlling interests	33,608	33,718
Net loss attributable to common stockholders	$(21,537)	$(15,760)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.21)	$(0.18)

Weighted average common shares outstanding - basic and diluted	101,885,648	86,255,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended March 31, 2023

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2022	3,427,138	$3	110,494,245	$110	$675,841	$(634,233)	$8,304	$50,025
Stock-based compensation expense	—	—	—	—	4,731	—	—	4,731
Issuance of common stock related to equity plans	—	—	2,675,122	3	(3)	—	—	—
Issuance of common stock for public offering, net	—	—	16,642,894	17	13,177	—	—	13,194
Issuance of common stock for at-the-market offering, net	—	—	604,900	—	447	—	—	447
Preferred A dividends declared and paid	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s offering, net	—	—	—	—	7,518	—	—	7,518
Partner company’s dividends declared and paid	—	—	—	—	(186)	—	—	(186)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	1,230	—	—	1,230
Non-controlling interest in partner companies	—	—	—	—	(7,314)	—	7,314	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(33,608)	(33,608)
Net loss attributable to common stockholders	—	—	—	—	—	(21,537)	—	(21,537)
Balance as of March 31, 2023	3,427,138	$3	130,417,161	$130	$693,433	$(655,770)	$(17,990)	$19,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended March 31, 2022

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2021	3,427,138	$3	101,435,505	$101	$656,033	$(547,463)	$117,203	$225,877
Stock-based compensation expense	—	—	—	—	5,563	—	—	5,563
Issuance of common stock related to equity plans	—	—	2,469,969	3	(3)	—	—	—
Issuance of common stock under ESPP	—	—	—	—	—	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	2,416,401	2	4,224	—	—	4,226
Preferred A dividends declared and paid	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	10,783	—	—	10,783
Issuance of common stock under partner company’s ESPP	—	—	—	—	116	—	—	116
Partner company’s dividends declared and paid	—	—	—	—	(187)	—	—	(187)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	—	—	—
Partner company’s net settlement of shares withheld for taxes	—	—	—	—	(1,698)	—	—	(1,698)
Partner company’s warrants issued in conjunction with debt	—	—	—	—	384	—	—	384
Non-controlling interest in partner companies	—	—	—	—	(12,234)	—	12,234	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(33,718)	(33,718)
Net loss attributable to common stockholders	—	—	—	—	—	(15,760)	—	(15,760)
Balance as of March 31, 2022	3,427,138	$3	106,321,875	$106	$660,973	$(563,223)	$95,719	$193,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(55,145)	$(49,478)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	844	739
Bad debt expense (reserve)	126	(76)
Amortization of debt discount	644	389
Accretion of partner company convertible preferred shares	198	—
Non-cash interest	91	203
Amortization of product revenue license fee	1,069	1,017
Amortization of operating lease right-of-use assets	524	440
Stock-based compensation expense	4,731	5,563
Change in fair value of partner companies' warrant liabilities	(6,678)	—
Research and development-licenses acquired, expense	4,230	—
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	466	(7,995)
Inventory	881	(234)
Other receivables - related party	(498)	47
Prepaid expenses and other current assets	1,199	1,342
Other assets	30	126
Accounts payable and accrued expenses	4,774	2,188
Deferred revenue	(181)	(577)
Income taxes payable	—	1
Lease liabilities	(478)	(508)
Other long-term liabilities	(47)	(47)
Net cash used in operating activities	(43,220)	(46,860)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(1,337)
Acquisition of VYNE products	(5,000)	(20,000)
Net cash used in investing activities	(5,000)	(21,337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(2,008)	$(2,008)
Proceeds from issuance of common stock for public offering, net	13,325	—
Proceeds from issuance of common stock for at-the-market offering, net	447	4,226
Proceeds from partner companies' ESPP	—	116
Partner company’s dividends declared and paid	(186)	(187)
Proceeds from partner companies' sale of stock and warrants, net	9,905	(371)
Proceeds from partner companies' at-the-market offering, net	—	10,783
Partner company’s net settlement of shares withheld for taxes	—	(1,698)
Repayment of partner company installment payments - licenses	—	(2,000)
Proceeds from partner company convertible preferred shares	854	—
Payment of debt issuance costs associated with partner company convertible preferred shares	(202)	(214)
Proceeds from partner company long-term debt, net	—	42,129
Proceeds from partner company's line of credit	28,000	—
Repayment of partner company's line of credit	(27,948)	(812)
Net cash provided by financing activities	22,187	49,964
Net decrease in cash and cash equivalents and restricted cash	(26,033)	(18,233)
Cash and cash equivalents and restricted cash at beginning of period	180,954	307,964
Cash and cash equivalents and restricted cash at end of period	$154,921	$289,731

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,885	$1,556
Cash paid (refunded) for tax	$(104)	$107

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$3	$3
Unpaid fixed assets	$18	$36
Partner company's unpaid intangible assets	$—	$4,740
Unpaid partner company’s debt offering cost	$—	$1,065
Unpaid partner company’s offering cost	$156	$—
Partner company derivative warrant liability associated with partner company convertible preferred shares	$33	$—
Partner company’s warrants issued in conjunction with debt	$—	$384
Prepaid public offering cost	$94	$—
Unpaid public offering cost	$37	$—

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

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (Nasdaq: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic”, a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”).

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sales of subsidiaries/partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities.  If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of Avenue, Checkpoint, Mustang and Journey. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “2022 Form 10-K”), from which the Company derived the balance sheet data at December 31, 2022, as well as Checkpoint’s Form 10-K, filed with the SEC on March 31, 2023, Mustang’s Form 10-K, filed with the SEC on March 30, 2023, Avenue’s Form 10-K, filed with the SEC on March 31, 2023, and Journey’s Form 10-K, filed with the SEC on March 31, 2023.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company’s subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties. The Company also consolidates subsidiaries in which it owns less than 50% of the subsidiary but maintains voting control. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of subsidiaries and/or partner companies.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of March 31, 2023 and December 31, 2022, the Company had $2.4 million and $2.7 million, respectively, of restricted cash representing pledges to secure letters of credit in connection with certain office leases and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows at March 31, 2023, and 2022:

	March 31,
	2023	2022
Cash and cash equivalents	$152,483	$287,511
Restricted cash	2,438	2,220
Total cash and cash equivalents and restricted cash	$154,921	$289,731

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Form 10-K.

Recently Issued Accounting Pronouncements

As of March 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that would materially affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

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

With respect to the $8.0 million upfront payment from Sentynl, the Company is recognizing revenue over the period in which the development activities occur using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities.  For the three-month period ending March 31, 2023 and 2022, the Company recognized revenue from this arrangement of $0.2 million and $0.6 million, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

Agreements with InvaGen

On November 12, 2018, Avenue entered into a Stock Purchase and Merger Agreement (the “Avenue SPMA”) with InvaGen Pharmaceuticals Inc. (“InvaGen”), and Madison Pharmaceuticals Inc. (the “Merger Sub”), which contemplated: (i) the purchase by InvaGen of a 33.3% stake in Avenue; and (ii) the contingent sale of Avenue to InvaGen. The first stage stock purchase closed in February 2019: InvaGen acquired approximately 0.4 million shares of Avenue’s common stock at $90.00 per share for total gross consideration of $35.0 million, representing a 33.3% stake in Avenue’s capital stock on a fully diluted basis. Under a contingent second stage closing, InvaGen could have acquired the remaining shares of Avenue’s capital stock (in some cases compulsorily and in some cases at InvaGen’s option), pursuant to a reverse triangular merger with Avenue remaining as the surviving entity.  On November 1, 2021, Avenue delivered InvaGen notice of termination of the Avenue SPMA, meaning that the second stage acquisition of Avenue by InvaGen pursuant to the Avenue SPMA was no longer possible.  In July 2022 Avenue entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with InvaGen. In connection with the closing of the Share Repurchase Agreement, which occurred on October 31, 2022, all of the rights retained by InvaGen pursuant to the Stockholders Agreement entered into by and among Avenue, InvaGen and Fortress on November 12, 2018, were terminated.

In connection with the closing by Avenue of an underwritten public offering on October 11, 2022, Avenue consummated the transactions contemplated by the Share Repurchase Agreement with InvaGen, pursuant to which Avenue repurchased 100% of the shares in Avenue held by InvaGen (the “InvaGen Shares”) for a purchase price of $3 million. In addition, under the Share Repurchase Agreement Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4 million. In connection with the closing of the Avenue Private Offering (see Note 13), which occurred on January 31, 2023, Avenue made a payment of $0.2 million to InvaGen on February 3, 2023.

4. Inventory

	March 31,	December 31,
($ in thousands)	2023	2022

Raw materials	$5,829	$6,454
Work-in-process	635	395
Finished goods	7,256	7,739
Inventory reserve	(442)	(429)
Total inventories	$13,278	$14,159

5. Property, Plant and Equipment

Fortress’ property, plant and equipment consisted of the following:

	Useful Life	March 31,	December 31,
($ in thousands)	(Years)	2023	2022

Computer equipment	3	$739	$739
Furniture and fixtures	5	1,387	1,387
Machinery & equipment	5	9,269	8,632
Leasehold improvements	2-15	13,175	13,175
Buildings	40	581	581
Construction in progress [1]	N/A	333	952
Total property and equipment		25,484	25,466
Less: Accumulated depreciation		(13,290)	(12,446)
Property, plant and equipment, net		$12,194	$13,020

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:	Relates to the Mustang cell processing facility.

Fortress' depreciation expense for the three months ended March 31, 2023 and 2022 was approximately $0.8 million and $0.7 million, respectively. Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

6. Fair Value Measurements

Common Stock Warrant Liabilities

Warrants
($ in thousands)	liabilities
Balance at December 31, 2022	$13,869
Avenue common stock warrants	2,235
Urica placement agent warrants	33
Change in fair value of common stock warrants - Avenue	878
Change in fair value of common stock warrants - Checkpoint	(7,566)
Change in fair value of common stock warrants - Urica	10
Balance at March 31, 2023	$9,459

Checkpoint

On December 16, 2022, Checkpoint closed on an offering for the sale of shares of its common stock and pre-funded warrants as part of a registered direct offering (the “December 2022 Registered Direct Offering”). The common stock and the pre-funded warrants were sold together with December 2022 common stock warrants and placement agent warrants. Net proceeds from the December 2022 Registered Direct Offering were $6.7 million after deducting commissions and other transaction costs.

The Company deemed the December 2022 common stock warrants and placement agent warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The common stock warrants and placement agent warrants were recorded at the time of closing at a fair value of $7.9 million, determined by using the Black-Scholes model. As the total fair value of the common stock warrant liability exceeded the total net proceeds of $6.7 million, the Company recorded a loss of $1.2 million to loss on common stock warrant liabilities in the Condensed Consolidated Statements of Operations for the year ended December 31, 2022. Accordingly, there were no proceeds allocated to the common stock and pre-funded warrants issued as part of this transaction.

The Company revalued the December 2022 common stock warrants and placement agent warrants at March 31, 2023 using the Black-Scholes model.  This resulted in a decrease in common stock warrant liability of $7.6 million, with an offsetting gain recorded to change in fair value of warrant liabilities in the unaudited condensed consolidated Statements of Operations.

Checkpoint
Warrant
($ in thousands)	Liability
Common Stock Warrant liabilities at December 31, 2022	$11,170
Change in fair value of common stock warrant liabilities	(7,566)
Common Stock Warrant liabilities at March 31, 2023	$3,604

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31,	December 31,
Checkpoint Series A Warrants	2023	2022
Exercise price	$4.08	$4.08
Volatility	93.4%	89.4%
Expected life	4.7	5.0
Risk-free rate	3.6%	4.0%
Dividend yield	—	—

	March 31,	December 31,
Checkpoint Series B Warrants	2023	2022
Exercise price	$4.08	$4.08
Volatility	100.0%	82.4%
Expected life	1.2	1.5
Risk-free rate	4.6%	4.7%
Dividend yield	—	—

	March 31,	December 31,
Checkpoint Placement Agent Warrants	2023	2022
Exercise price	$5.41	$5.41
Volatility	93.4%	89.4%
Expected life	4.7	5.0
Risk-free rate	3.6%	4.0%
Dividend yield	—	—

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

The Company deemed the October warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The October warrants were recorded at the time of closing at a fair value of $8.3 million, determined by using the Monte Carlo simulation approach.

On January 27, 2023, Avenue entered into an agreement with a single institutional investor for the sale of 448,000 shares of common stock and pre-funded warrants to purchase 1,492,299 shares of common stock The purchase price of each share is $1.55. The purchase price of each pre-funded warrant is $1.5499 with an exercise price of $0.0001. In a concurrent private placement, Avenue also agreed to issue to the same investor a total of 1,940,299 warrants to purchase up to one share of common stock each at an exercise price of $1.55 per share and a purchase price of $0.125. Avenue received $2.8 million in net proceeds and recorded $2.2 million in expense associated with the issuance of the common warrants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company will continue to re-measure the fair value of Avenue’s October 2022 Warrant liabilities until exercise or expiration of the warrants on October 10, 2027 and with Avenue’s January 2023 Warrants until exercise or expiration of the warrants on January 31, 2026. The October 2022 Warrants originally contained a down-round price protection feature. In connection with the January 2023 registered direct offering and concurrent private placement, the exercise price for the October 2022 Warrants was permanently set to $1.55. The Black-Scholes model was used to value the October 2022 Warrants and January 2023 Warrants as of March 31, 2023.

Avenue
Warrant
($ in thousands)	Liability
Common Stock Warrant liabilities at December 31, 2022	$2,609
Issuance of Avenue common warrants	2,235
Change in fair value of common stock warrant liabilities	878
Common Stock Warrant liabilities at March 31, 2023	$5,722

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability associated with the October 2022 warrants that are categorized within Level 3 of the fair value hierarchy was as follows:

	March 31,	December 31
	2023	2022
	(Black-Scholes model)	(Monte Carlo simulation)
Stock price	$ 1.17	$ 1.16
Risk-free interest rate	3.60%	4.02%
Expected dividend yield	—	—
Expected term in years	4.53	4.78
Expected volatility	137%	93%

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability associated with the January 2023 warrants that are categorized within Level 3 of the fair value hierarchy was as follows:

	March 31,	January 31
	2023	2023
	(Black-Scholes model)	(Initial measurement)
Stock price	$ 1.17	$ 1.16
Risk-free interest rate	3.81%	3.90%
Expected dividend yield	—	—
Expected term in years	2.84	3.00
Expected volatility	164%	160%

Urica

The fair value of Urica’s contingently issuable placement agent warrants in connection with Urica’s first close of its’ preferred offering in December 2022, was measured using a Monte Carlo simulation valuation methodology.  A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Urica’s warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31,	December 31
	2023	2022
Risk-free interest rate	4.50%	3.94%
Expected dividend yield	—	—
Expected term in years	1.2	1.5
Expected volatility	83.4%	70.7%

At both March 31, 2023 and December 31, 2022 the value of the Urica’s contingent payment warrant was approximately $0.1 million, and was recorded on the unaudited condensed consolidated balance sheet.

7. Intangibles, net

VYNE Therapeutics Product Acquisition (“VYNE Product Acquisition”)

In January 2022, Journey entered into an agreement with VYNE Therapeutics, Inc. (“VYNE”) to acquire two FDA-Approved Topical Minocycline Products, Amzeeq (minocycline) topical foam 4%, and Zilxi (minocycline) topical foam 1.5%, and a Molecule Stabilizing TechnologyTM proprietary platform from VYNE for an upfront payment of $20.0 million and an additional $5.0 million payment on the one (1)-year anniversary of the closing (the "VYNE Product Acquisition Agreement"). This expanded Journey’s product portfolio to eight marketed branded dermatology products.  Journey also acquired certain associated inventory.

The VYNE Product Acquisition Agreement also provides for contingent net sales milestone payments. In the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450 million. In addition, Journey will pay VYNE 10% of any upfront payment received by Journey from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the VYNE Product Acquisition Agreement.

The following table summarizes the aggregate consideration transferred for the assets acquired by Journey in connection with the VYNE Product Acquisition Agreement:

($ in thousands)	Aggregate Consideration Transferred
Consideration transferred to VYNE at closing	$20,000
Fair value of deferred cash payment due January 2023	4,740
Transaction costs	223
Total consideration transferred at closing	$24,963

The fair value of the deferred cash payment was accreted to the $5.0 million January 2023 cash payment over a one-year period through interest expense. Journey made the $5 million deferred cash payment in January 2023.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the assets acquired in the VYNE Product Acquisition Agreement:

($ in thousands)	Assets Recognized
Inventory	$6,041
Identifiable intangibles:
Amzeeq	15,162
Zilxi	3,760
Fair value of net identifiable assets acquired	$24,963

The intangible assets acquired as part of the VYNE Product Acquisition Agreement were valued using an income approach, while the inventory was valued using a final sales value less cost to dispose approach.

The table below provides a summary of the Journey intangible assets as of March 31, 2023 and December 31, 2022, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	March 31, 2023	December 31, 2022

Intangible assets – product licenses	3 to 9	$37,925	$37,925
Accumulated amortization		(11,797)	(10,728)
Net intangible assets		$26,128	$27,197

For the three months ended March 31, 2023 and 2022, Journey’s amortization expense related to its product licenses was $1.1 million and $1.0 million, respectively. Journey records amortization expense related to its product licenses as a component of cost of goods sold on the unaudited condensed consolidated statement of operations.

The future amortization of these intangible assets is as follows:

Total
($ in thousands)	Amortization
Nine Months Ended December 31, 2023	$3,207
December 31, 2024	4,277
December 31, 2025	4,277
December 31, 2026	3,064
December 31, 2027	1,775
Thereafter	5,586
Sub-total	$22,186
Asset not yet placed in service	3,942
Total	$26,128

8. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its subsidiaries and partner companies require substantial completion of research and development, and regulatory and marketing approval efforts, in order to reach technological feasibility. As such, for the three months ended March 31, 2023, the purchase price of the license acquired was classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

On February 28, 2023, Avenue entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. ("AnnJi"), whereby Avenue obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy ("SBMA"), also known as Kennedy's Disease. Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, Avenue agreed to pay $3.0 million, of which $2.0 million was paid on April 27, 2023 and $1 million is payable within 180 day after the effective date of the AnnJi License Agreement.

The license provided under the AnnJi License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The AnnJi License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. Avenue will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi.

Pursuant to the terms of the AnnJi License Agreement, Avenue is also obligated to issue two tranches of shares of its common stock and make additional payments including: reimbursement of payments up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, (which AnnJi is administering with Joint Steering Committee Oversight before assigning the IND to Avenue upon such trial’s conclusion, and which is reflective of market pricing for the services to be received), up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits (on annual net sales at or below $50 million) to the low double digits (on annual net sales equal to or greater than $300 million), which are subject to potential diminution in certain circumstances.

In connection with the signing of the AnnJi License Agreement, Avenue entered into a Subscription Agreement with AnnJi, pursuant to which Avenue issued 831,618 shares of its common stock to AnnJi (“First Tranche Shares”) and recognized expense of $0.9 million; and will subsequently issue an additional 276,652 shares of common stock upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial (“Second Tranche Shares”). Avenue recognized $0.3 million in expense related to the shares issuable for the Second Tranche Shares. In the event that the common stock of Avenue ceases to be traded on a national securities exchange, AnnJi has the right to sell the common stock of Avenue back to Avenue at a price of $2.10 subject to the terms in the License Agreement.

In connection with execution of the AnnJi License Agreement, Avenue entered into a registration rights agreement with AnnJi (“AnnJi Registration Rights Agreement”), pursuant to which Avenue will be required to file, on or prior to August 28, 2023, a registration statement with the SEC to register the resale of the First Tranche and Second Tranche Shares.

9. Debt and Interest

Debt

Total debt consists of the following:

	March 31,	December 31,
($ in thousands)	2023	2022	Interest rate	Maturity

Oaktree Note	$50,000	$50,000	11.00%	August - 2025
EWB Term Loan	20,000	20,000	10.20%	January - 2026
Runway Note	31,050	31,050	13.77%	April - 2027
Less: Discount on notes payable	(8,736)	(9,320)
Total notes payable	$92,314	$91,730

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Oaktree Note

In August 2020, Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree Fund Administration, LLC and the lenders from time-to-time thereto (collectively, “Oaktree”) (the “Oaktree Agreement” and the debt thereunder, the “Oaktree Note”).  The Oaktree Agreement contains customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that requires Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the Oaktree Agreement.  Failure by the Company or Journey, as applicable, to comply with the Oaktree Agreement covenants will result in an event of default, subject to certain cure rights of the Company.  The Company was in compliance with all applicable covenants under the Oaktree Agreement as of March 31, 2023.

The Company is required to make quarterly interest-only payments until the fifth anniversary of the closing date, August 27, 2025, the “Maturity Date,” at which point the outstanding principal amount is due. The Company may voluntarily prepay the Oaktree Note at any time subject to a prepayment fee.  The Company is required to make mandatory prepayments of the Oaktree Note under various circumstances as defined in the Oaktree Agreement.  No mandatory prepayments were required in the three months ended March 31, 2023.

Journey Working Capital Line of Credit Amendment and Term Loan

On January 12, 2022, Journey entered into a third amendment (the “Amendment”) of its loan and security agreement with East West Bank, which increased the borrowing capacity of Journey’s revolving line of credit to $10.0 million, from $7.5 million, and added a term loan (“EWB Term Loan”) not to exceed $20.0 million. Both the revolving line of credit and the EWB Term Loan mature on January 12, 2026.  In January 2022 and August 2022, Journey borrowed $15.0 million and $5.0 million, respectively, against the EWB Term Loan.  The EWB Term Loan bears interest at a floating rate equal to 1.73% above the prime rate and is payable monthly. The EWB Term Loan effective interest rate at March 31, 2023 was 10.20%. The EWB Term Loan contain an interest only payment period through January 12, 2024, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the EWB Term Loan maturity date.  At March 31, 2023 and December 31, 2022, there was $3.0 million and $2.9 million, respectively, outstanding on the revolving line of credit.

Journey may prepay all or any part of the EWB Term Loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions as well as audit provisions, which pertain solely to Journey. Journey was in compliance with all applicable financial covenants under the Amendment as of March 31, 2023. As of March 31, 2023, Journey had access to an additional $5.4 million under the revolving line of credit which reflects the $10.0 borrowing capacity under the revolving line of credit less the $3.0 outstanding at March 31, 2023 and less a $1.6 million restriction in the amount of royalties payable at March 31, 2023. The $5.4 million is available to Journey without further restrictions.

Mustang Runway Growth Finance Corp. (“Runway”) Debt Facility

On April 11, 2023, the Mustang Term Loan was terminated upon receipt by Runway of a payoff amount of $30.7 million from Mustang (comprising principal, interest and the applicable final payment amount).

On March 4, 2022 (the “Closing Date”), Mustang entered into a $75.0 million long-term debt facility with Runway Growth Finance Corp. (the “Mustang Term Loan” or the “Runway Note”). Under the Mustang Term Loan, $30.0 million of the $75.0 million loan was funded on the Closing Date, with the remaining $45.0 million available if and when Mustang achieved certain predetermined milestones.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Mustang Term Loan was set to mature on April 15, 2027 (the “Maturity Date”).  Starting March 15, 2022, Mustang was required to make monthly payments of interest only until April 1, 2024 (the “Amortization Date”). The Amortization Date may have been extended to April 1, 2025 if Mustang had achieved certain predetermined milestones based on equity raises and the initiation of certain clinical trials. After that, Mustang would have made monthly payments of interest and principal. If the Amortization Date was extended to April 1, 2025, the monthly payments would have been recalculated in equal amounts according to the remaining number of payment dates through the Maturity Date. All unpaid outstanding principal and accrued and unpaid interest would have been due and payable in full on the Maturity Date (see Note 19).

The Runway Note accrued interest at a variable annual rate equal to 8.75% plus the greater of (i) 0.50% and (ii) the three-month LIBOR Rate for U.S. dollar deposits or the rate otherwise reasonably determined by the Lender to be the rate at which U.S. dollar deposits with a term of three months would be offered by banks in London or other offshore interbank markets (the “Applicable Rate”); provided that the Applicable Rate would not be less than 9.25%. On December 7, 2022, Mustang entered into the First Amendment (the “Runway First Amendment”) to the Mustang Term Loan by and between Mustang and Runway. The Runway First Amendment amended certain definitions and other provisions of the Mustang Term Loan to replace LIBOR-based benchmark rates applicable to loans outstanding under the Mustang Term Loan with SOFR-based rates, subject to adjustments as specified in the runway First Amendment. At March 31, 2023 the Applicable Rate was 13.77%. For the three months ended March 31, 2023, Mustang made interest payments of $1.0 million recorded in interest expense in the unaudited condensed consolidated Statements of Operations.

Mustang had the option to prepay all of the outstanding Runway Note but not less than all. Prepayment would include outstanding principal, accrued interest, prepayment fee and final payment which was equal to the original principal amount of the Runway Note times 3.5% or $1.1 million and was accreted over the life of the loan.

In addition, the Runway Note was secured by a lien on substantially all of Mustang’s assets other than certain intellectual property assets and certain other excluded collateral, and it contained a minimum liquidity covenant and other covenants including among other items, limits on indebtedness and repurchase of stock from employees, officers and directors.  Mustang was in compliance with all applicable covenants as of March 31, 2023.

The Runway Note contained customary events of default, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Runway would have had the right upon notice to accelerate all amounts outstanding under the Runway Note, in addition to other remedies available to the lenders as secured creditors of the Mustang.

Pursuant to the terms of the Runway Note, upon closing Mustang paid Runway upfront fees out of proceeds of $0.4 million consisting of a 1% commitment fee and a deposit of $0.1 million.  In addition, Mustang paid other cash fees directly to third parties comprising of an advisory fee and legal fees totaling $2.3 million. Mustang also issued to Runway a warrant to purchase up to 49,869 of Mustang common shares with an exercise price of $12.03 per share, pursuant to the terms of the Runway Note. In addition, the provisions of the warrant provide for additional warrants to be issued upon funding of the loan tranches.

The fair value of the warrant was determined utilizing a Black Scholes Model with the following assumptions: risk free rate of return 1.74%, volatility of 57.3%, 10-year life yielding a value of approximately $0.4 million at March 4, 2022.  The fair value of the warrant was recorded in debt discount and was amortized over the life of the note.

For the three months ended March 31, 2023 and 2022, Mustang amortized approximately $0.2 million and approximately $19,400, respectively, of debt discount associated with the Runway Note, which was included in interest expense in the unaudited condensed consolidated statement of operations.

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

Partner Company Installment Payments – Licenses

The following tables show the details of partner company installment payments – licenses for the periods presented.

	March 31, 2023
($ in thousands)	Short-term	Long-term	Total
Partner company installment payments - licenses	$2,563	$1,437	$4,000
Add (Less): imputed interest	(275)	13	(262)
Total partner company installment payments - licenses	$2,288	$1,450	$3,738

	December 31, 2022
($ in thousands)	Short-term	Long-term	Total
Partner company installment payments - licenses	$7,563	$1,437	$9,000
Less: imputed interest	(328)	(25)	(353)
Total partner company installment payments - licenses	$7,235	$1,412	$8,647

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended March 31,
	2023			2022
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
LOC Fees	$75	$—	$75	$15	$—	$15
Oaktree Note	1,390	424	1,814	1,375	356	1,731
Partner company convertible preferred shares	260	60	320	—	—	—
Partner company installment payments - licenses	91	—	91	203	—	203
Partner company notes payable	1,500	160	1,660	368	33	401
Other	4	332	336	—	—	—
Total Interest Expense and Financing Fee	$3,320	$976	$4,296	$1,961	$389	$2,350

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2023	2022

Accounts payable	$65,868	$57,244
Accrued expenses:
Professional fees	2,437	1,693
Salaries, bonus and related benefits	8,406	9,772
Research and development	5,933	7,390
Research and development - license maintenance fees	459	632
Research and development - milestones	4,600	4,600
Accrued royalties payable	1,607	2,627
Accrued coupon and rebates	7,831	7,604
Return reserve	3,371	3,689
Accrued interest	748	342
Other	4,159	1,853
Total accounts payable and accrued expenses	$105,419	$97,446

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

11. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	For the Three Months Ended
	March 31, 2023	As of March 31, 2023
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
Urica	$(470)	$(3,901)	34.5%
Aevitas	(41)	(5,891)	45.2%
Avenue[2]	(6,390)	(1,629)	87.8%
Cellvation	(26)	(1,860)	21.3%
Checkpoint[1]	(8,425)	(18,607)	83.9%
Coronado SO	—	(290)	13.0%
Cyprium	(538)	(4,392)	28.3%
Helocyte	(16)	(5,865)	17.5%
JMC[1]	(4,403)	3,302	43.9%
Mustang[2]	(13,293)	23,564	79.0%
Oncogenuity	(6)	(1,636)	27.4%
Tamid	—	(785)	22.8%
Total	$(33,608)	$(17,990)

	For the Year Ended
	December 31, 2022	As of December 31, 2022
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
Urica	$(1,251)	$(3,908)	34.5%
Aevitas	(425)	(5,753)	45.9%
Avenue[2]	(2,355)	3,054	82.0%
Baergic[3]	(113)	—	39.0%
Cellvation	(102)	(1,791)	21.7%
Checkpoint[1]	(48,406)	(16,008)	81.5%
Coronado SO	—	(291)	13.0%
Cyprium	(1,173)	(3,817)	29.8%
Helocyte	(122)	(5,900)	18.3%
JMC	(12,458)	7,429	41.6%
Mustang[2]	(60,821)	37,640	82.7%
Oncogenuity	(111)	(1,575)	24.9%
Tamid	(1)	(776)	22.8%
Total	$(127,338)	$8,304

Note 1:	Checkpoint and JMC are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Class A Preferred Shares which provide super-majority voting rights.

Note 3:  Fortress’ ownership in Baergic was transferred to Avenue as of November 7, 2022 (see Note 15).

12. Net Loss per Common Share

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the three months ended March 31, 2023:

	Three Months Ended March 31,
	2023	2022
Warrants to purchase Common Stock	1,909,450	4,505,621
Options to purchase Common Stock	622,629	820,990
Unvested Restricted Stock	20,699,016	18,710,303
Unvested Restricted Stock Units	1,065	103,832
Total	23,232,160	24,140,746

13. Stockholders’ Equity

Stock-based Compensation

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Employee and non-employee awards	$2,437	$2,599
Executive awards of Fortress Companies' stock	407	162

Partner Companies:
Avenue	11	569
Checkpoint	969	775
Mustang	235	664
Journey	646	773
Other	26	21
Total stock-based compensation expense	$4,731	$5,563

For the three months ended March 31, 2023 and 2022, approximately $0.9 million and $1.4 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $3.8 million and $4.1 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2022	2,650,990	$1.47	$230,000	5.64
Forfeited	(2,500)	2.50	—	—
Expired	(45,000)	7.42	—	—
Options vested and expected to vest at March 31, 2023	2,603,490	$1.37	$560,000	5.49
Options vested and exercisable at March 31, 2023	603,490	$4.11	$—	1.39

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2023, Fortress had $0.6 million in unrecognized stock-based compensation expense related to options which is expected to be recognized over the remaining weighted-average vesting period of 5.5 years.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2022	20,550,027	$2.36
Restricted stock granted	2,578,588	0.66
Restricted stock vested	(304,375)	2.46
Restricted stock units granted	190,000	0.75
Restricted stock units vested	(61,988)	3.39
Unvested balance at March 31, 2023	22,952,252	$2.15

As of March 31, 2023 and 2022, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $19.6 million and $25.2 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years and 2.5 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2022	1,909,450	$3.11	$—	7.45

Outstanding as of March 31, 2023	1,909,450	$3.11	$—	7.21
Exercisable as of March 31, 2023	1,774,450	$3.19	$—	7.37

In connection with the Oaktree Note (see Note 9), the Company issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of Common Stock at a purchase price of $3.20 per share (the “Oaktree Warrants”). Oaktree is entitled to additional warrants if at any time prior to the expiration of the Oaktree Warrants the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s Common Stock on the trading day prior to the issuance of the Security Instruments. The Oaktree Warrants expire on August 27, 2030 and may be net exercised at the holder’s election. The Company filed registration statement No. 333-249983 on Form S-3 to register the resale of the shares of Common Stock issuable upon exercise of the Oaktree Warrants that was declared effective by the SEC on November 20, 2020.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On January 1, 2023 and 2022, the Compensation Committee granted 1,219,294 and 1,102,986 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants were made in accordance with the LTIP, and each award represents 1% of total outstanding shares of the Company as of the dates of such grants. The shares will vest in full if the employee is either in the service of the Company as an employee, Board member or consultant (or any combination of the foregoing) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary Separation from Service (as defined in the LTIP).  The only other vesting condition – one based on achievement of an increase in the Company’s market capitalization – has already been achieved, with respect to each annual award under the LTIP.  The shares awarded under the LTIP will also vest in full (and the Company’s repurchase option on each tranche of shares granted thereunder will accordingly lapse) upon the occurrence of a Corporate Transaction (as defined in the LTIP), if the eligible employee is in service to the Company on the date of such Corporate Transaction. The fair value of each grant on the grant date was approximately $0.8 million for the 2023 grant and $2.8 million for the 2022 grant. For the three months ended March 31, 2023 and 2022, the Company recorded stock compensation expense related to LTIP grants of approximately $1.4 million and $1.3 million, respectively, on the unaudited condensed consolidated statement of operations.

Capital Raises

2021 Shelf

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-255185) on Form S-3, which was declared effective on July 30, 2021 (the "2021 Shelf"). Approximately $111.1 million of securities remain available for sale under the 2021 Shelf as of March 31, 2023.

Common Stock At-the-Market Offering and 2020 Shelf

On May 18, 2020, the Company filed a shelf registration statement (File No. 333-238327) on Form S-3, which was declared effective on May 26, 2020 (the "2020 Shelf"). In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement ("2020 Common ATM"), governing potential sales of the Company's Common Stock.

For the three-month period ended March 31, 2023 the Company issued approximately 0.6 million shares at an average price of $0.76 for gross proceeds of $0.5 million pursuant to the 2020 Common ATM. Approximately $11.1 million of securities remain available for sale under the 2020 Shelf at March 31, 2023.  No shares were sold under the 2020 Common ATM for the three-month period ended March 31, 2022.

Registered Direct Offering and Concurrent Private Placement

On February 10, 2023, the Company completed a registered direct offering of common stock pursuant to which it issued and sold 16,642,894 shares of its common stock at a purchase price of $0.835 per share and secured approximately $13.2 million in net proceeds after deducting estimated offering expenses.

The Company also simultaneously closed on a concurrent private placement with investors in the registered direct offering, for the pro rata rights to acquire, in the aggregate, securities exercisable into approximately 3.5% of the outstanding shares of common stock in each of the Company’s next 20 new operating subsidiaries (the “Contingent Subsidiary Securities”). The Contingent Subsidiary Securities will only be issued to the extent such a new operating subsidiary first consummates a specified corporate development transaction within the next five years, and will be exercisable immediately upon issuance, with an exercise period of 10 years, at an exercise price equal to the fair market value of one share of common stock of the subsidiary on the date of the corporate development transaction. The Company’s stockholders approved the issuance of the rights and Contingent Subsidiary Securities at a special meeting of stockholders on April 10, 2023 as required by Nasdaq Listing Rule 5635.

Mustang 2020 and 2021 Shelf Registration Statements and At-the-Market Offering (the “Mustang ATM”)

On October 23, 2020, Mustang filed a shelf registration statement (File No. 333-249657) on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Through the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of March 31, 2023, approximately $8.0 million of the Mustang 2020 S-3 remains available for sales of securities.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On April 23, 2021, Mustang filed a shelf registration statement (File No. 333-255476) on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Through the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of March 31, 2023, there have been no sales of securities under the Mustang 2021 S-3.

During the three months ended March 31, 2023, Mustang issued no shares of common stock through the Mustang ATM. During the three months ended March 31, 2022, Mustang issued approximately 0.2 million shares of common stock at an average price of $15.00 per share for gross proceeds of $2.8 million through the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $49,000. Pursuant to the Founders Agreement, Mustang issued 6,292 shares of common stock to Fortress at a weighted average price of $25.95 per share for the three months March 31, 2022, in connection with the shares issued under the Mustang ATM.

Checkpoint 2020 and 2023 Shelf Registration Statements

The Checkpoint 2020 S-3 shelf registration statement (File No. 333-251005) filed by Checkpoint in November 2020 that was declared effective in December 2020, through which Checkpoint may sell up to $100 million of its securities. At March 31, 2023, approximately $14.8 million of the securities remains available for sale through the Checkpoint 2020 S-3.

In March 2023, Checkpoint filed shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities.   As of March 31, 2023, there have been no sales of securities under the Checkpoint 2023 S-3.

Checkpoint Registered Direct Offering

In February 2023, Checkpoint closed on a registered direct offering (the “Checkpoint February 2023 Direct Offering”) with a single institutional investor for the issuance and sale of 1,180,000 shares of its common stock and 248,572 pre-funded warrants. Each pre-funded warrant is exercisable for one share of common stock. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock, at a purchase price of $5.25 per share of common stock and associated common stock warrants, and $5.2499 per pre-funded warrant and associated common stock warrants. Net proceeds from the February 2023 Direct Offering were $6.7 million after deducting commissions and other transaction costs.

Journey 2022 Shelf Registration Statement and At-the-Market Offering

On December 30, 2022, Journey filed a shelf registration statement (File No. 333-269079) on Form S-3 (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. Through the Journey 2022 S-3, Journey may sell up to a total of $150 million of its securities. As of March 31, 2023, there have been no sales of securities under the Journey 2022 S-3. In connection with the Journey 2022 S-3, Journey entered into an At Market Issuance Sales Agreement governing potential sales of up to 4,900,000 shares of Journey's Common Stock.

Avenue Registered Direct and Private Placement

On January 27, 2023, Avenue entered into an agreement with a single institutional investor for the registered direct offering and sale of 1,940,299 shares of common stock and pre-funded warrants. In a concurrent private placement, Avenue also agreed to issue to the same investor a total of 1,940,299 warrants to purchase up to one share of common stock each at an exercise price of $1.55 per share and a purchase price of $0.125. The purchase price of each share is $1.55. The purchase price of each pre-funded warrant is $1.5499 with an exercise price of $0.0001. Avenue received $2.8 million in net proceeds after deducting estimated offering expenses.

Urica Convertible Preferred Shares

In December 2022, Urica commenced an offering of 8% Cumulative Convertible Class B Preferred Stock (“Urica Preferred Offering”). The Company determined liability classification is appropriate and as such, this instrument was accounted for as a liability (see Note 9).  During the three months ended March 31, 2023, Urica completed two closings and issued an aggregate of 34,160 Urica Class B Preferred Stock at a price of $25.00 per share, for gross proceeds of $0.8 million, after deducting placement agent fees of $0.1 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

14. Commitments and Contingencies

During the three months ended March 31, 2023 and 2022, the Company recorded the following as lease expense to current period operations:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Operating lease cost	$1,019	$825
Shared lease costs	(515)	(527)
Variable lease cost	201	95
Total lease expense	$705	$393

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Operating cash flows from operating leases	$(876)	$(871)
Right-of-use assets exchanged for new operating lease liabilities	$—	$—
Weighted-average remaining lease term – operating leases (years)	4.6	5.1
Weighted-average discount rate – operating leases	6.6%	6.3%

Future Lease
($ in thousands)	Liability
Nine Months Ended December 31, 2023	$2,675
Year Ended December 31, 2024	3,665
Year Ended December 31, 2025	4,134
Year Ended December 31, 2026	3,879
Year Ended December 31, 2027	3,572
Other	12,486
Total operating lease liabilities	30,411
Less: present value discount	(6,870)
Net operating lease liabilities, short-term and long-term	$23,541

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

15. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owns approximately 11.8% of the Company’s issued and outstanding Common Stock as of March 31, 2023. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.3% of the Company’s issued and outstanding Common Stock as of March 31, 2023.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Shared Services Agreement with TG Therapeutics, Inc (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the three months ended March 31, 2023 and 2022, the Company invoiced TGTX $0.1 million and $0.1 million, respectively. At March 31, 2023, $0.1 million is due from TGTX related to this arrangement.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the three months ended March 31, 2023 and 2022, the Company’s employees have provided services to Journey totaling approximately $15,000 and $0.1 million, respectively.  At March 31, 2023, $0.4 million is due from Journey related to this arrangement.

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay their share of the average annual rent for office space in New York, NY and Waltham, MA, the latter until December 31, 2022 only, based on actual percentage of the office space occupied on a month-by-month basis. For the three months ended March 31, 2023 and 2022, the Company had paid $0.8 million and $0.9 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $0.5 million and $0.5 million, respectively, for their prorated share of the rent base. At March 31, 2023, there was $0.3 million due from TGTX related to this arrangement.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Contribution Agreement with Avenue

On May 11, 2022, the Company entered into a stock contribution agreement (the “Contribution Agreement”) with Avenue, pursuant to which the Company agreed to transfer ownership of 100% of its shares (common and preferred) in Baergic to Avenue. Under the Contribution Agreement, the Company also agreed to assign to Avenue certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement, by and between Fortress and Baergic, dated as of March 9, 2017, and Management Services Agreement, by and between Fortress and Baergic, dated as of March 9, 2017. Consummation of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by Avenue resulting in gross proceeds of at least $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen Pharmaceuticals, Inc. (“InvaGen”) to (A) have 100% of its shares in Avenue repurchased by Avenue and (B) terminate certain of the agreements into which it entered with Avenue and/or the Company in connection with InvaGen’s 2019 equity investment in Avenue, which would eliminate certain negative consent rights of InvaGen over Avenue and restore certain rights and privileges of Fortress in Avenue (all upon terms to be agreed upon with InvaGen); and (iii) the sustained listing of Avenue’s common stock on the Nasdaq Capital Market.  On October 11, 2022, Avenue announced the closing of an underwritten public offering in which it received net proceeds of approximately $10.4 million.  The offering, together with the October 2022 repurchase of Avenue common shares held by InvaGen, resulted in the consummation of the Contribution Agreement in November 2022 (see Note 3).

Founders Agreement

The Company has entered into Founders Agreements and, in some cases, exchange agreements with certain of its subsidiaries as described in the 2022 Form 10-K. The following table summarizes, by partner company/subsidiary, the effective date of the Founders Agreements and Payment-in-Kind (“PIK”) dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, exchange agreements, and the subsidiaries' certificates of incorporation:

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

Note 2:

PIK dividends in Avenue were not paid or accrued while InvaGen retained certain rights under that certain Stockholders Agreement, dated as of November 12, 2018, by and among the Company, Avenue, InvaGen and the other stockholder parties thereto (the “Avenue Stockholders Agreement”). In connection with the closing of Avenue’s public offering, InvaGen’s shares were repurchased under a Share Repurchase Agreement in October 2022 and upon the closing of the Share Repurchase Agreement, also in October 2022, all of the rights retained by InvaGen pursuant to the Avenue Stockholders Agreement were terminated and all of Fortress’ rights were restored (see Note 3).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3:

Due to the November 2022 consummation of the Contribution Agreement between the Company and Avenue, Avenue is now eligible to receive the PIK dividend and equity fee payable by Baergic in accordance with the terms of the Founders Agreement and Baergic’s certificate of incorporation.

Note 4:	Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.
Note 5:	Represents the Trigger Date, the date that the Fortress partner company/subsidiary first acquires, whether by license or otherwise, ownership rights in a product.

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies/subsidiaries as described in the 2022 Form 10-K. The following table summarizes the effective date of each MSA and the annual consulting fee payable by the partner company/subsidiary to the Company in quarterly installments:

		Annual MSA Fee
Partner Company/Subsidiary	Effective Date	(Income)/Expense
Aevitas	July 28, 2017	$500
Avenue[1]	February 17, 2015	500
Baergic[2]	March 9, 2017	—
Cellvation	October 31, 2016	500
Checkpoint	March 17, 2015	500
Cyprium	March 13, 2017	500
Helocyte	March 20, 2015	500
Mustang	March 13, 2015	500
Oncogenuity	February 10, 2017	500
Urica	November 7, 2017	500
Fortress		(4,500)
Consolidated (Income)/Expense		$—

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

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Three Months Ended March 31, 2023	Sales	Development	Consolidated
Net revenue	$12,213	$216	$12,429
Cost of goods - product revenue	(6,449)	—	(6,449)
Research and development	(2,033)	(37,473)	(39,506)
Selling, general and administrative	(13,291)	(12,050)	(25,341)
Other income	(575)	4,297	3,722
Segment loss	$(10,135)	$(45,010)	$(55,145)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Three Months Ended March 31, 2022	Sales	Development	Consolidated
Net revenue	$23,296	$629	$23,925
Cost of goods - product revenue	(8,203)	—	(8,203)
Research and development	(1,266)	(35,456)	(36,722)
Selling, general and administrative	(14,715)	(11,555)	(26,270)
Other income	(386)	(1,822)	(2,208)
Income tax (expense) benefit	(104)	104	—
Segment loss	$(1,378)	$(48,100)	$(49,478)

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
March 31, 2023	Sales	Development	Total Assets
Intangible assets, net	$26,128	$—	$26,128
Tangible assets	69,726	167,697	237,423
Total segment assets	$95,854	$167,697	$263,551

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2022	Sales	Development	Total Assets
Intangible assets, net	$27,197	$—	$27,197
Tangible assets	77,964	189,140	267,104
Total segment assets	$105,161	$189,140	$294,301

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza®, Accutane®, Targadox®, Ximino®, Exelderm®, Luxamend®, Amzeeq® and Zilxi®. All of Journey’s product revenues are recorded in the U.S. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s related party revenue is from Checkpoint’s collaborations with TGTX (see Note 15). Other revenue consists for the quarter ended March 31, 2023 consists of Journey’s royalty revenue related to Qbrexza®, and for the quarter ended March 31, 2022, a net $2.5 million milestone payment.

The table below summarizes the Company’s revenue for the three months ending March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue
Qbrexza®	$4,094	$7,376
Accutane®	4,648	4,907
Amzeeq®	1,193	3,466
Targadox®	793	2,634
Ximino®	612	967
Zilxi®	314	741
Exelderm®	511	704
Other branded revenue	—	1
Collaboration revenue	181	577
Revenue – related party	35	52
Other revenue	48	2,500
Net revenue	$12,429	$23,925

The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Significant Customers

For the three-month period ending March 31, 2023 and 2022, none of the Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At March 31, 2023, one of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 13.7%. At December 31, 2022, two of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 16.7% and 10.4%.

18. Income taxes

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Income tax expense for the three months ended March 31, 2023 and 2022 is based on the estimated annual effective tax rate. The Company expects a net DTA with a full valuation allowance and 0% estimated annual effective tax rate for 2023. No income tax expense was recognized for the three months ended March 31, 2023 or 2022.

19. Subsequent Events

Mustang

On April 11, 2023, the Mustang Term Loan was terminated upon receipt by Runway of a payoff amount of $30.7 million from Mustang (comprising principal, interest and the applicable final payment amount); provided that Mustang continues to be bound by certain indemnification obligations under Section 12.3 of the Runway Note. The payoff amount paid by Mustang in connection with the termination of the Mustang Term Loan was pursuant to a payoff letter with Runway.

Aevitas

On April 24, 2023, Aevitas announced the execution of an asset purchase agreement, pursuant to which 4D Molecular Therapeutics (“4DMT”) acquired Aevitas' proprietary rights to its short-form human complement factor H (“sCFH”) asset for the treatment of complement-mediated diseases.  Under the terms of the agreement, Aevitas is eligible to receive cash payments from 4DMT totaling up to $140 million in potential late-stage development, regulatory and sales milestones. A range of single-digit royalties on net sales are also payable.

Checkpoint

In April 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of Checkpoint common stock at a purchase price of $3.60 per share of Checkpoint common stock in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of Checkpoint common stock and Series B warrants to purchase up to 1,700,000 shares of Checkpoint common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $3.35 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $3.35 per share. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. In evaluating our business, you should carefully consider the information set forth under Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.  As used below, the words “we,” “us” and “our” may refer to Fortress Biotech, Inc. individually, to one or more subsidiaries and/or partner companies, or to all such entities as a group, as dictated by context. . Actual results could differ materially, from those projected in, or implied by the forward-looking statements due to a variety of factors, including, in particular, risks relating to:

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

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, four partner companies are publicly-traded, and two have consummated strategic partnerships with industry leaders AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”), respectively. In October 2021, AstraZeneca purchased 100% of our partner Caelum Biosciences, Inc. (“Caelum”) for approximately $150 million upfront and up to $350 million in contingent regulatory and sales milestone payments.

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are Aevitas Therapeutics, Inc. (“Aevitas”), Avenue Therapeutics, Inc. (Nasdaq: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic,” a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”).

Recent Events

Marketed Dermatology Products

●	During the three months ended March 31, 2023 and 2022, Journey’s commercial portfolio of eight branded and three generic prescription dermatology products generated net revenue of $12.2 million and $20.8 million, respectively.

Late Stage Product Candidates

Cosibelimab (Anti-PD-L1 Antibody)

●	In January 2023, Checkpoint submitted a Biologics License Application (“BLA”) to the FDA for cosibelimab, its investigational anti-PD-L1 antibody, as a treatment for patients with metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) who are not candidates for curative surgery or radiation. In March 2023, the FDA accepted for filing the BLA for cosibelimab and set a Prescription Drug User Fee Act (“PDUFA”) goal date of January 3, 2024. In its BLA filing acceptance letter, the FDA indicated that no potential filing review issues have been identified, and that an advisory committee meeting to discuss the application is not currently planned. According to U.S. prescription claims data, in 2021, approximately 11,000 cSCC patients were treated with systemic therapies. As PD-1 inhibitors comprised less than half of patient prescriptions, cSCC remains a disease with a need for more effective and tolerable treatment options, particularly for the significant number of cSCC patients with immunosuppressive conditions or autoimmune diseases. With its unique mechanism of action and compelling safety profile, we believe cosibelimab, if approved, would be uniquely positioned to provide an important new treatment option for cSCC patients that are currently underserved by available therapies.
●	Cosibelimab was sourced by Fortress and is currently in development at Checkpoint.

CUTX-101 (Copper Histidinate for Menkes disease)

●	Our subsidiary, Cyprium has completed two pivotal studies in patients with Menkes disease treated with CUTX-101, copper histidinate (CuHis). In a pre-specified analysis of the studies, a 79% reduction in the risk of death was observed in patients treated within four weeks of birth, compared with a historical control cohort of untreated patients, and median overall survival (OS) was 177.1 months for CUTX-101 compared to 16.1 months for historical control, with a hazard ratio (HR) of (95% CI) = 0.208 (0.094, 0.463) p<0.0001. A 75% reduction in the risk of death was also observed in patients treated after four weeks of birth compared with untreated historical control subjects and median OS was 62.4 and 17.6 months, respectively; HR (95% CI) = 0.253 (0.119, 0.537); p<0.0001.
●	In December 2021, Cyprium initiated the rolling submission of an NDA to the FDA for CUTX-101, which is ongoing and expected to be completed during 2023.
●	CUTX-101 was sourced by Fortress and is currently in development at Cyprium.

DFD-29 (modified release oral minocycline for the treatment of rosacea)

●	In March 2023, Journey announced completion of treatment in the Phase 1 clinical trial assessing the impact of DFD-29 (Minocycline Modified Release Capsules 40 mg) on the microbial flora of healthy adults. No significant safety issues were observed during the study.
●	In January 2023, Journey completed enrollment in its DFD-29 Phase 3 clinical program for the treatment of papulopustular rosacea and achieved the “Last Patient Out” milestone in May 2023. Topline data from the two DFD-29 Phase 3 clinical studies are expected to be announced in June of 2023. Journey plans to file the NDA for DFD-29 in the second half of 2023 and an FDA approval decision is anticipated in the second half of 2024.
●	In the Phase 2 clinical trials, DFD-29 (40mg) demonstrated nearly double the efficacy when compared to Oraycea® (European equivalent of Oracea®) on both co-primary endpoints. For the first co-primary endpoint, Investigator’s Global Assessment (“IGA”) treatment success, Oraycea had a 33.33% IGA treatment success rate, while DFD-29 achieved a 66.04% IGA treatment success rate. For the second co-primary endpoint, the change in total inflammatory lesion count, Oraycea had a 10.5 reduction in inflammatory lesions, while DFD-29 achieved a 19.2 reduction in inflammatory lesions.

CAEL-101 (Light Chain Fibril-reactive Monoclonal Antibody for AL Amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress, net of Fortress’ $6.4 million portion of the $15 million, 24-month escrow holdback amount and other miscellaneous transaction expenses. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $350 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $212 million.
●	There are two ongoing Phase 3 studies of CAEL-101 for AL amyloidosis. (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	AstraZeneca has estimated that it expects the FDA to accept its BLA submission for review during calendar year 2024.
●	CAEL-101 (anselamimab) was sourced by Fortress and was developed by Caelum (founded by Fortress) until its acquisition by AstraZeneca in October 2021.

IV Tramadol

●	In March 2023, Avenue participated in a Type C meeting with the FDA to discuss the proposed study protocol to assess the risk of respiratory depression related to opioid stacking on IV Tramadol compared to IV morphine. The Type C meeting minutes from the FDA indicate that the FDA and Avenue are in agreement with a majority of the proposed protocol items and are in active discussion about remaining open items. The minutes indicate that the FDA also agrees that a successful study will support the submission of a complete response to the second Complete Response Letter for IV Tramadol pending final agreement on a statistical analysis plan and a full review of the submitted data in the complete response as well as concurrence from the Division of Anesthesia, Analgesia and Addiction Products.
●	IV Tramadol was sourced by Fortress and is currently in development at Avenue.

Triplex (Cytomegalovirus (“CMV”) vaccine)

●	We expect that the Phase 2 clinical trial of Triplex for adults co-infected with HIV and CMV will complete enrollment in the second half of 2023 with topline data anticipated in 2024. The study aims to show potential reduction in intensity of highly active antiretroviral therapy treatment (“HAART”) which is used in up to 1.7 million treated HIV patients.
●	Triplex received a grant from the National Institute of Allergy and Infectious Diseases that could provide over $20 million in non-dilutive funding. This will fund a 420 patient multi-center, placebo-controlled, randomized Phase 2 study of Triplex for control of CMV in patients undergoing liver transplantation and is expected to begin enrollment this year. We believe this data set could ultimately be used to support approval of Triplex in this setting.
●	Triplex is currently the subject of three ongoing clinical trials including: pediatric patients undergoing stem cell transplant; adults co-infected with CMV and HIV; and in combination with a CAR T cell therapy for adults with non-Hodgkin lymphoma.
●	Triplex was sourced by Fortress and is currently in development at Helocyte.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

●	In 2023, Mustang anticipates dose escalation in its multicenter Phase 1 trial and reporting response data from this trial at major medical meetings.
●	MB-106 continues to generate compelling safety and efficacy data, and the product profile of this autologous CD20-directed CAR T is favorable compared to the approved autologous CD19-directed CAR Ts, which are generating an annualized run rate of $3 billion in net sales, based on reported sales in the third quarter of 2022.
●	MB-106 was sourced by Fortress and is currently in development at Mustang.

Dotinurad (Urate Transporter (URAT1) Inhibitor)

●	Dotinurad is in development for the treatment of gout. We anticipate topline data from the Phase 1 trial to evaluate dotinurad in healthy volunteers in the United States in the second quarter of 2023 and expect to begin pivotal clinical trials in early 2024.
●	Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials. The clinical program supporting approval included over 1,000 patients.
●	Dotinurad was sourced by Fortress and is currently in development at Urica.

MB-109 (MB-101 (IL13Rα2-targeted CAR T Cell Therapy) + MB-108 oncolytic virus)

●	In April 2022, Mustang announced interim data from two ongoing investigator-sponsored Phase 1 clinical trials evaluating two clinical candidates, MB‐101 (IL13Rα2‐targeted CAR T cell therapy licensed from City of Hope) and MB-108 (herpes simplex virus type 1 oncolytic virus licensed from Nationwide Children’s Hospital) for the treatment of recurrent glioblastoma. Mustang is in the process of completing IND-enabling manufacturing and preclinical activities requested by the FDA in a Pre-IND meeting and expects to file an IND for a Mustang-sponsored Phase 1 trial in 2023.
●	MB-101 and MB-108 were sourced by Fortress and are currently in development at our partner company, Mustang.

MB-110 Ex Vivo Lentiviral Gene Therapy for RAG1 Severe Combined Immunodeficiency (“RAG1-SCID”)

●	In July 2022, we announced that the first patient successfully received LV-RAG1 ex vivo lentiviral gene therapy to treat recombinase-activating gene-1 (“RAG1”) severe combined immunodeficiency (RAG1-SCID”), in an ongoing Phase 1/2 multicenter clinical trial taking place in Europe.
●	LV-RAG1 is exclusively licensed by Mustang for the development of MB-110, a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1-SCID.
●	MB-110 was sourced by Fortress and is currently in development at our partner company, Mustang.

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In March 2023, we announced that Avenue entered into an exclusive license agreement with AnnJi Pharmaceutical Co., Ltd. for intellectual property related to AJ201, a first-in-class clinical asset currently in a Phase 1b/2a study in the U.S. for the treatment of spinal and bulbar muscular atrophy (“SBMA”), also known as Kennedy's Disease. Kennedy’s Disease is a debilitating rare genetic neuromuscular disease primarily affecting men. Although there is a range of cited prevalence rates in the literature, a recent study used genetic analysis to estimate disease prevalence of 1:6,887 males.
●	AJ201 was sourced by Fortress and is currently in development at Avenue.

General Corporate

●	In February 2023, Fortress completed a registered direct offering priced At-the-Market under Nasdaq rules for total gross proceeds of approximately $13.9 million, and a concurrent private placement with investors in the registered direct offering for the pro rata rights to acquire, in the aggregate, securities exercisable into common stock in certain future operating subsidiaries that consummate a specified corporate development transaction within the next five years.
●	In April 2023, Mustang effected a 15-for-1 reverse stock split to bring the company into compliance with the minimum bid price listing requirement of the Nasdaq Capital Market.
●	In April 2023, the Mustang Term Loan was terminated upon receipt by Runway of a payoff amount of $30.7 million from Mustang, comprising principal, interest and applicable final payment amount; Mustang continues to be bound by certain indemnification obligations under Section 12.3 of the Runway Note.
●	In April 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock priced at-the-market under Nasdaq rules, and a concurrent private placement of two series of warrants to purchase Checkpoint common stock, for total gross proceeds of approximately $6.1 million.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “2022 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2022.

Accounting Pronouncements

As of March 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements upon adoption.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements  in the 2022 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting.

Results of Operations

General

For the three months ended March 31, 2023 and 2022, we generated $12.4 million and $23.9 million, respectively, of net revenue, of which $12.2 million and $20.8 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $35,000 and $52,000, respectively, relates to Checkpoint’s collaborative agreements with TGTX. Collaboration revenue of $0.2 million and $0.6 million, respectively, recognized in the quarters ended March 31, 2023 and 2022 is a result of Cyprium’s agreement with Sentynl. Other revenue of approximately $48,000 in the quarter ended March 31, 2023 includes Journey’s receipt of royalties from its exclusive out-licensing partner for Qbrexza, and $2.5 million for the quarter ended March 31, 2022 is a result of a milestone payment from Maruho Co., Ltd. (“Maruho”).

For the three months ended March 31, 2023 and 2022, we had $6.4 million or 53% of product revenue, and $8.2 million or 39.4% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products. The decrease is related to lower overall sales volume and related royalty expense.  In addition to the impact of sales volume, royalty expense was also impacted by a contractual double digit percentage decrease in the royalty rate of Qbrexza that occurred in May 2022. The increase in gross margin percentage is related to higher margin products within our product mix, and increased prescription drug user fees.

As of March 31, 2023, we had an accumulated deficit of $655.7 million. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

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

For the three months ended March 31, 2023 and 2022, research and development expenses were approximately $35.3 million and $36.7 million, respectively. Additionally, during the three months ended March 31, 2023, we expensed approximately $4.2 million in costs related to the acquisition of a license at Avenue.

Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2023 and 2022, was $0.9 million and $1.4 million, respectively. The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the three months ended March 31, 2023 and 2022, by entity:

	Three Months Ended
	March 31,		% of total
($ in thousands)	2023	2022	2023	2022
Research & Development
Fortress	$516	$788	1%	2%
Subsidiaries/Partner Companies:
Avenue	1,122	1,808	3%	5%
Checkpoint	15,826	14,670	45%	40%
JMC	2,033	1,266	6%	3%
Mustang	13,945	16,166	40%	44%
Other[1]	1,834	2,024	5%	6%
Total Research & Development Expense	$35,276	$36,722	100%	100%

Note 1:	Includes the following subsidiaries: Aevitas, Baergic (2022 only), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent, and other general operating expenses not otherwise included in research and development expenses. For the three months ended March 31, 2023 and 2022, selling, general and administrative expenses were approximately $25.3 million and $26.3 million, respectively. Noncash, stock-based compensation expense included in selling, general and administrative expenses for the three months ended March 31, 2023 and 2022, was $3.8 million and $4.1 million, respectively.

The table below provides a summary of selling, general and administrative costs for the three months ended March 31, 2023 and 2022, by entity:

	Three Months Ended
	March 31,		% of Total
($ in thousands)	2023	2022	2023	2022
Selling, General & Administrative
Fortress	$5,378	$5,713	21%	22%
Subsidiaries/Partner Companies:
Avenue	833	1,055	3%	4%
Checkpoint	2,011	1,922	8%	7%
JMC[1]	13,291	14,715	53%	56%
Mustang	2,251	2,399	9%	9%
Other[2]	1,577	466	6%	2%
Total Selling, General & Administrative Expense	$25,341	$26,270	100%	100%

Note 1:	Includes cost of outsourced sales force for the three months ended March 31, 2023 and 2022 of $4.7 million and $5.3 million, respectively.
Note 2:	Includes the following subsidiaries: Aevitas, Baergic (2022 only), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Comparison of three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Revenue
Product revenue, net	$12,165	$20,796	$(8,631)	(42)%
Collaboration revenue	181	577	(396)	(69)%
Revenue – related party	35	52	(17)	(33)%
Other revenue	48	2,500	(2,452)	(98)%
Net revenue	12,429	23,925	(11,496)	(48)%

Operating expenses
Cost of goods sold – product revenue	6,449	8,203	(1,754)	(21)%
Research and development	35,276	36,722	(1,446)	(4)%
Research and development – licenses acquired	4,230	—	4,230	100%
Selling, general and administrative	25,341	26,270	(929)	(4)%
Total operating expenses	71,296	71,195	101	0%
Loss from operations	(58,867)	(47,270)	(11,597)	25%

Other income (expense)
Interest income	1,036	142	894	630%
Interest expense and financing fee	(4,297)	(2,350)	(1,947)	83%
Foreign exchange loss	(47)	—	(47)	100%
Change in fair value of investments	—	—	—	100%
Change in fair value of warrant liabilities	6,678	—	6,678	100%
Grant income	352	—	352	100%
Total other income (expense)	3,722	(2,208)	5,930	(269)%
Net Loss	(55,145)	(49,478)	(5,667)	11%

Less: net loss attributable to non-controlling interest	33,608	33,718	(110)	0%
Net loss attributable to common stockholders	$(21,537)	$(15,760)	$(5,777)	37%

Net revenue decreased $11.5 million, or 48%, from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to the $8.6 million decrease in product revenue, net associated with higher gross-to-net allowances and lower unit sales volumes for Qbrexza, Targadox and Ximino. Higher unit sales volumes and gross sales for Accutane, Amzeeq, Zilxi and Exelderm yielded approximately $1.9 million in net revenue increases, however these were offset in full by higher coupon rebates of approximately $2.0 million as a result of higher deductible rate resets, which occur at the beginning of each year, higher discounts for Accutane of approximately $1.3 million related to discounts programs designed to increase unit volume and ultimately revenue growth, and higher managed care rebates of $1.8 million due to higher costs.

Collaboration revenue as a result of Cyprium’s agreement with Sentynl decreased $0.4 million in the quarter ended March 31, 2023 due to the extended timeline for the Cyprium NDA submission.  Revenue-related party consists of patent fees related to Checkpoint’s collaborations with TGTX. Other revenue of approximately $48,000 for the quarter ended March 31, 2023 consists of  Journey’s royalty revenue associated with Qbrexza.  For the quarter ended March 31, 2022, the $2.5 million of other revenue consisted of a milestone payment from Journey’s exclusive licensing partner of Qbrexza in Japan, Maruho.

Cost of goods sold decreased by $1.8 million, or 21%, from the three months ended March 31, 2022 to the three months ended March 31, 2023.   The decrease is primarily due to a $2.0 million decrease in the product royalties Journey is required to pay related to Qbrexza and Targadox as a result of lower sales in the three-month period ended March 31, 2023 compared to the year-earlier period, and, to a lesser extent, a contractual double digit percentage decrease in the royalty rate of Qbrexza that occurred in May 2022. This was offset by an increase in prescription drug user fee costs of $0.2 million for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022.

Research and development expenses decreased $1.4 million or 4% from the three months ended March 31, 2022 to the three months ended March 31, 2023. The following table shows the change in research and development spending by Fortress and its subsidiaries and partner companies:

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Research & Development
Stock-based compensation
Fortress	$397	$383	$14	4%
Subsidiaries/Partner Companies:
Avenue	—	271	(271)	(100)%
Checkpoint	390	247	143	58%
JMC	33	—	33	100%
Mustang	126	517	(391)	(76)%
Other[1]	1	2	(1)	(57)%
Sub-total stock-based compensation expense	947	1,420	(473)	(33)%
Other Research & Development
Fortress	119	405	(286)	(71)%
Subsidiaries/Partner Companies:
Avenue	1,122	1,537	(415)	(27)%
Checkpoint	15,436	14,423	1,013	7%
JMC	2,000	1,266	734	58%
Mustang	13,819	15,649	(1,830)	(12)%
Other[1]	1,833	2,022	(189)	(9)%
Total Research & Development Expense	$35,276	$36,722	$(1,446)	(4)%

Note 1:	Includes the following subsidiaries: Aevitas, Baergic (2022 only), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in stock-based compensation for the quarter ended March 31, 2023 is primarily due to the effect of new equity grants to key employees at Checkpoint offset by Mustang’s decrease in stock based compensation of $0.4 million and Avenue’s decrease in stock based compensation of $0.3 million, related to forfeitures.

Mustang’s decrease in research and development spending of $1.8 million is primarily attributable to decreased expenses of $1.1 million for third party clinical trial and sponsored research costs and $0.6 million for laboratory supplies. The increased spending at Checkpoint of $1.1 million is attributable primarily to increased regulatory costs of $2.8 million offset by decreases in costs related to Checkpoint’s manufacturing costs for cosibelimab of $3.6 million, as well as decreased clinical costs of $1.1 million related to Checkpoint’s product candidates, offset by $0.3 million increase in personnel costs due to increased headcount, and $2.5 million increase in other costs. The decrease at Avenue of $0.4 million is attributable to the decreased spend in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 related to advisory committee preparation costs. JMC’s research and development expense increase of $0.7 million is related to clinical trial expenses to develop our DFD-29 product candidate, for which dosing began in March 2022, and these costs are expected to increase as more patients are enrolled.

The increase in research and development – licenses acquired of $4.2 million or 100% from the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is due to the expense recorded in the first quarter of 2023 for Avenue’s new license with AnnJi for $4.2 million.

General and administrative expenses decreased $0.9 million, or 4%, from the three months ended March 31, 2022 to the three months ended March 31, 2023. The following table shows the change in selling, general and administrative spending by entity:

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$2,447	$2,378	$69	3%
Subsidiaries/Partner Companies:
Avenue	11	298	(287)	(96)%
Checkpoint	579	528	51	10%
JMC	613	773	(160)	(21)%
Mustang	109	147	(38)	(26)%
Other[2]	25	19	6	29%
Sub-total stock-based compensation expense	3,784	4,143	(359)	(9)%
Other Selling, General & Administrative
Fortress	2,930	3,335	(405)	(12)%
Subsidiaries/Partner Companies:
Avenue	822	757	65	9%
Checkpoint	1,432	1,394	38	3%
JMC[1]	12,678	13,942	(1,264)	(9)%
Mustang	2,142	2,252	(110)	(5)%
Other[2]	1,553	447	1,106	248%
Total Selling, General & Administrative Expense	$25,341	$26,270	$(929)	(4)%

Note 1:	Includes cost of outsourced sales force for the three months ended March 31, 2023 and 2022 of $4.7 million and $5.3 million, respectively.
Note 2:	Includes the following subsidiaries: Aevitas, Baergic (2022 only), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the quarter ended March 31, 2023, the decrease in selling, general and administrative expenses of $0.9 million, or 4%, is primarily attributable to Journey’s decrease in legal costs associated with patent settlements in 2022 and expense reduction efforts primarily in sales and marketing costs. The increase in “Other” is due to increased professional fees at Cyprium.

Total other income (expense) increased $5.9 million, or 269%, from expense of $2.2 million for the three months ended March 31, 2022 to income of $3.7 million for the three months ended March 31, 2023, primarily due to the change in fair value of the Company’s warrant liabilities. Grant income of $0.4 million recorded in the three months ended March 31, 2023 relates to Mustang’s income related to its NIH grant, with no comparable income recorded in the quarter ended March 31, 2022.

Net loss attributable to Common Stockholders increased $5.8 million, or 37%, from a net loss of $15.8 million for the three months ended March 31, 2022 to a net loss of $21.5 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sales of subsidiaries/partner companies (such as the stock purchase of Caelum by AstraZeneca that resulted from an option exercise), royalty financings, or through other sources of financing; the rising interest rate environment may cause the Company to pay more interest on its various debt instruments, which could lead to higher operating expenses.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

Components of cash flows from publicly-traded partner companies comprise:

	For the Three Months Ended March 31, 2023
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(8,853)	$(1,572)	$(14,031)	$(956)	$(17,808)	$(43,220)
Investing activities	—	—	—	(5,000)	—	(5,000)
Financing activities	12,226	3,100	6,809	52	—	22,187
Net increase in cash and cash equivalents and restricted cash	$3,373	$1,528	$(7,222)	$(5,904)	$(17,808)	$(26,033)

	For the Three Months Ended March 31, 2022
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(9,919)	$(1,930)	$(19,606)	$884	$(16,289)	$(46,860)
Investing activities	(3)	—	—	(20,000)	(1,334)	(21,337)
Financing activities	2,030	—	6,347	11,366	30,221	49,964
Net increase in cash and cash equivalents and restricted cash	$(7,892)	$(1,930)	$(13,259)	$(7,750)	$12,598	$(18,233)

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

	Three Months Ended March 31,
($ in thousands)	2023	2022	Change
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(43,220)	$(46,860)	$3,640
Investing activities	(5,000)	(21,337)	16,337
Financing activities	22,187	49,964	(27,777)
Net increase in cash and cash equivalents and restricted cash	$(26,033)	$(18,233)	$(7,800)

Operating Activities

Net cash used in operating activities decreased $3.6 million from the three months ended March 31, 2022, as compared to the three months ended March 31, 2023. The decrease is due to the increase of $5.7 million in net loss, $6.7 million increase in the change in the fair value of subsidiaries/partner companies’ warrant liabilities, offset by research and development – licenses acquired, expense of $4.2 million for Avenue’s AnnJi license, and the $8.5 million decrease in cash resulting from changes in accounts receivable and $1.1 million from inventory.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 of $21.3 million, as compared to $5.0 million of cash used in investing activities for the three months ended March 31, 2023 is a $16.3 million change in cash flows from investing activities. The change is primarily due to the $20.0 million acquisition of the products acquired from VYNE Therapeutics, Inc. by JMC during 2022 and $1.3 million used in the purchase of property and equipment as compared to $5.0 million used in investing activities for the three months ended March 31, 2023 for the deferred cash payment made to VYNE related to the acquisition of Amzeeq and Zilxi.

Financing Activities

Net cash provided by financing activities was $50.0 million for the three months ended March 31, 2022, compared to $17.2 million of net cash provided by financing activities for the three months ended March 31, 2023, a decrease of $32.8 million. During the three months ended March 31, 2023, net proceeds from subsidiary/partner company long-term debt decreased $42.17 million, and net proceeds from at-the-market offerings for subsidiaries/partner companies decreased $10.8 million, offset by $13.3 million in proceeds from the Company’s registered direct offering of $13.3 million and $10.3 million in proceeds from subsidiaries’/partner companies’ sale of common stock and warrants.

We fund our operations through cash on hand, the sale of equity and debt securities, from the sales of subsidiaries/partner companies, and from the proceeds resulting from the exercise of warrants and stock options. At March 31, 2023, we had cash and cash equivalents of $152.5 million, of which $55.3 million relates to Fortress and the private subsidiaries, primarily funded by Fortress, $4.8 million relates to Checkpoint, $58.1 million relates to Mustang, $26.1 million relates to Journey, and $8.2 million relates to Avenue. Restricted cash at March 31, 2023 was $2.4 million, of which $1.2 million relates to Fortress, $0.8 million relates to Mustang, and $0.4 million relates to Cyprium.

Sources of Liquidity

Stock Offerings and At-The-Market Share Issuances

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the “2021 Shelf”). No securities have been taken down under the 2021 Shelf as of March 31, 2023.

On May 18, 2020, the Company filed a shelf registration statement (File No. 333-238327) on Form S-3, which was declared effective on May 26, 2020 (the “2020 Shelf”). In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement (“2020 Common ATM”), governing potential sales of the Company’s Common Stock.

For the three-month period ended March 31, 2023 the Company issued approximately 0.6 million shares at an average price of $0.76 for gross proceeds of $0.5 million pursuant to the 2020 Common ATM. Approximately $11.1 million of securities remain available for sale under the 2020 Shelf at March 31, 2023.

On February 10, 2023, the Company completed a registered direct offering of common stock pursuant to which it issued and sold 16,642,894 shares of its common stock at a purchase price of $0.835 per share and secured approximately $13.3 million in net proceeds after deducting estimated offering expenses.

On October 23, 2020, Mustang filed a shelf registration statement (File No. 333-249657) on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Through the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of March 31, 2023, approximately $8.0 million of the Mustang 2020 S-3 remains available for sales of securities.

On April 23, 2021, Mustang filed a shelf registration statement (File No. 333-255476) on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Through the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of March 31, 2023, there have been no sales of securities under the Mustang 2021 S-3.

In February 2023, Checkpoint closed on a registered direct offering (the “Checkpoint February 2023 Direct Offering”) with a single institutional investor for the issuance and sale of 1,180,000 shares of its common stock and 248,572 pre-funded warrants. Each pre-funded warrant is exercisable for one share of common stock. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock, at a purchase price of $5.25 per share of common stock and associated common stock warrants, and $4.2499 per pre-funded warrant and associated common stock warrants. Net proceeds from the February 2023 Direct Offering were $6.7 million after deducting commissions and other transaction costs.

The Checkpoint 2020 S-3 is a shelf registration statement (File No. 333-251005) filed by Checkpoint in November 2020 that was declared effective in December 2020, through which Checkpoint may sell up to $100 million of its securities. At March 31, 2023, approximately $14.8 million of the Checkpoint shelf remains available for sale through the Checkpoint S-3.

In March 2023, Checkpoint filed another shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities.   As of March 31, 2023, there have been no sales of securities under the Checkpoint 2023 S-3.

On December 30, 2022, Journey filed a shelf registration statement (File No. 333-269079) on Form S-3 (the “Journey 2022 S-3”), which was declared effective on January 23, 2023. Through the Journey 2022 S-3, Journey may sell up to a total of $150 million of its securities. As of March 31, 2023, there have been no sales of securities under the Journey 2022 S-3. In connection with the Journey 2022 S-3, Journey entered into an At Market Issuance Sales Agreement governing potential sales of up to 4,900,000 shares of Journey’s Common Stock.

On January 27, 2023, Avenue entered into an agreement with a single institutional investor for the registered direct offering and sale of 1,940,299 shares of common stock and pre-funded warrants. In a concurrent private placement, Avenue also agreed to issue to the same investor a total of 1,940,299 warrants to purchase up to one share of common stock each at an exercise price of $1.55 per share and a purchase price of $0.125. The purchase price of each share is $1.55. The purchase price of each pre-funded warrant is $1.5499 with an exercise price of $0.0001. Avenue received $2.8 million in net proceeds after deducting estimated offering expenses.

In December 2022, Urica commenced an offering of 8% Cumulative Convertible Class B Preferred Stock (“Urica Preferred Offering”).

The Company determined liability classification is appropriate and as such, this instrument was accounted for as a liability (see Note 9) at March 31, 2023.  During the three months ended March 31, 2023, Urica completed two closings and issued an aggregate of 34,160 Urica Class B Preferred Stock at a price of $25.00 per share, for gross proceeds of $0.8 million, after deducting placement agent fees of $0.1 million

Contractual Obligations

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

During the three months ended March 31, 2023, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2022 Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended March 31, 2023. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.  In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

Item 1A.    Risk Factors

Investing in our Common Stock, our 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value (the “Series A Preferred Stock”) or any other type of equity or debt securities we may issue from time to time (together our “Securities”) involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q including the consolidated financial statements and the related notes, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our partner companies Avenue, Checkpoint, Journey and Mustang with the SEC, before deciding to invest in our Securities. If any of the following risks or the risks included in the public filings of Avenue, Checkpoint, Journey or Mustang were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Securities could decline, and you could lose part of or all of your investment in our Securities. In addition, you should be aware that the below stated risks should be read as being applicable to our subsidiaries and partner companies such that, if any of the negative outcomes associated with any such risk is experienced by one of our subsidiaries or partner companies, the value of Fortress’ holdings in such entity may decline.  As used throughout this filing, the words “we”, “us” and “our” may refer to Fortress individually, to one or more subsidiaries and/or partner companies, or to all such entities as a group, as dictated by context.

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

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

We have historically financed a significant portion of our growth and operations in part through the assumption of debt. Should an event of default occur under any applicable loan documents, our business would be materially adversely affected. Further, our current credit arrangement with Oaktree restricts our and certain of our partner companies’ abilities to take certain actions.

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

On August 27, 2020, we entered into the Oaktree Agreement with Oaktree. The Oaktree Agreement contains certain affirmative and negative covenants restricting our and certain of our subsidiaries’ and partner companies’ abilities to take certain actions, especially as pertains indebtedness, liens, investments, affiliate transactions, acquisitions, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions (subject in each case to exceptions).  The Oaktree Agreement also contains financial covenants obligating us to maintain a minimum liquidity amount and a minimum amount of revenue, in both cases subject to exceptions. The breach of any such provisions (even, potentially, in an immaterial manner) could result in an event of default under the Oaktree Agreement, the announcement and impact of which could have a negative impact on the trading prices of our securities. The restrictions imposed by such provisions may also inhibit our and certain of our subsidiaries’ and partner companies’ ability to enter into certain transactions or arrangements that management otherwise believes would be in our or such partner companies’ best interests, such as dispositions that would result in cash inflows to Fortress and/or our subsidiaries and partner companies, or acquisitions or financings that would promote future growth.

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

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2022 and 2021, we incurred R&D expenses of approximately $134.2 million and $113.2 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, however, we expect to seek to finance potential cash needs.

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

We may be unable to generate returns for our investors if our partner companies and subsidiaries, several of which have limited or no operating history, have no commercialized revenue generating products, or if not yet profitable, cannot obtain additional third-party financing.

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

Certain of our officers and directors serve in similar roles at our partner companies, subsidiaries, affiliates, related parties and/or other entities with which we transact business or in which we hold significant minority ownership positions, which could result in conflicts of interests relating to ongoing and future relationships and transactions with these parties.

We share directors and/or officers with certain of our partner companies, subsidiaries, and other entities with which we transact business or in which we hold significant minority ownership positions, and such arrangements could create conflicts of interest in the future, including with respect to the allocation of corporate opportunities. While we believe that we have put in place policies and procedures to identify and mitigate such conflicts, and that any existing agreements that may give rise to such conflicts and any such policies or procedures were negotiated at arm’s length in conformity with fiduciary duties, such conflicts of interest, or the appearance of conflicts of interest may nonetheless arise. The existence and consequences of such potential or perceived conflicts could expose us to lost profits, claims by our investors and creditors, and harm to our results of operations.

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

In February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine may disrupt our partner companies’ ability to conduct clinical trials in Russia, Ukraine, Belarus, and Georgia, and potentially other neighboring countries. Although the impact of Russia’s military action is highly unpredictable, certain clinical trial sites may be affected, including those of our partner company Checkpoint in Russia, Ukraine, Belarus, and Georgia. Those clinical trial sites may suspend or terminate trials, and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in clinical trials. Alternative sites to fully and timely compensate for clinical trial activities in these areas may not be available and we may need to find other countries to conduct these clinical trials. Clinical trial interruptions may delay our plans for clinical development and approvals for our product candidates, which could increase costs and jeopardize our ability to commence product sales and generate revenues.

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

As part of our strategy to mitigate development risk, we generally intend on developing product candidates with previously-validated mechanisms of action and seek to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical and pre-clinical data and other results produced or obtained by third parties, which may ultimately prove to be inaccurate or unreliable. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates or acquired products, we could make inaccurate assumptions and conclusions about our current or future product candidates, and our research and development efforts could be compromised.

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

There is a finite number of service providers who can perform the services or produce the materials or product candidates that we need, and we therefore often have a limited number of options in choosing such service providers.  The standard market terms in many of the agreements into which we customarily enter with such service providers are subject to evolution over time, often-times in favor of our counterparties.  Also, some such agreements are “adhesion contracts” under which our contractual counterparties refuse to entertain any modifications to their template documentation.  One area where service providers often have and exert leverage over us is the negotiation of liability language – specifically in broadly scoped indemnification by us of service providers and/or the application of liability damages “caps” to certain of such service providers’ indemnification obligations.  In any circumstance where we’ve been compelled to agree to such language, it is conceivable that we will be liable to third parties for liabilities in excess of such caps that are attributable to the actions, forbearances and/or culpability of such service providers and their indemnities (and not to those of us and our personnel).

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

We in-license from third parties the majority of the intellectual property needed to develop and commercialize products and product candidates. As such, any dispute with the licensors or non-performance of such license agreements may adversely affect our ability to develop and commercialize the applicable product candidates.

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

Our partner company Journey acquired an isotretinoin product and began marketing that product under the Accutane® brand name in Q2 2021. Isotretinoin has a black box warning for use in pregnant women.  Isotretinoin also has warnings for side effects related to psychiatric disorders and inflammatory bowel disease, among others. Historically, isotretinoin has been the subject of significant product liability claims, mainly related to irritable bowel disease. Currently, there is no significant isotretinoin product liability litigation. The federal multi-district litigation (“MDL”) court dismissed all remaining federal isotretinoin cases in 2014 after ruling that the warning label on the drug was adequate. The MDL dissolved in 2015, which effectively put an end to federal lawsuits. Cases continued in New Jersey state court until 2017, when the trial court judge dismissed the remaining the isotretinoin product liability cases. Thus, should a product liability claim against Journey be brought related to its isotretinoin product, we have substantial defenses.  However, it is not feasible to predict the ultimate outcome of any litigation and we could in the future be required to pay significant amounts as a result of settlement or judgments should such new product liability claims be brought.

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

We have never paid cash dividends on our Common Stock, or made stock dividends, except for the dividend we pay on shares of our Series A Preferred Stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our businesses, and retain our stock positions. In addition, the terms of existing and future debt agreements may preclude us from paying cash or stock dividends. Equally, each of our subsidiaries and partner companies is governed by its own board of directors with individual governance and decision-making regimes and mandates to oversee such entities in accordance with their respective fiduciary duties. As a result, we alone cannot determine the acts that could maximize value to you of such subsidiaries and partner companies in which we maintain ownership positions, such as declaring cash or stock dividends. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for holders of our Common Stock for the foreseeable future.

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

On October 31, 2022, the Company received a letter from the Staff of Nasdaq indicating that the bid price of the Company’s Common Stock had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq’s notice has no immediate effect on the listing of the Company’s Common Stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company is afforded a 180-calendar day grace period, through May 31, 2023, to regain compliance with the bid price requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days, although the Staff of Nasdaq may, in its discretion, require compliance for a longer period of time (generally no more than 20 consecutive business days) during the 180-calendar day grace period. On May 2, 2023 the Staff granted the Company a second 180-calendar day grace period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii), through October 30, 2023.

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

10.1	Form of Contingent Subsidiary Security (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on February 9, 2023).
10.2

Form of Securities Purchase Agreement dated February 7, 2023, by and among the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on February 9, 2023).

10.3

Form of Side Letter, dated February 7, 2023, by and among the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on February 9, 2023).

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

May 15, 2023	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 15, 2023	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)