Form 10-Q
period 2023-06-30
Fortress Biotech, Inc.
filed 2023-08-14
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of August 9, 2023
Common Stock, $0.001 par value	132,787,335
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and the applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	If we raise additional capital by issuing equity or equity-linked securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, Ximino, and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Qbrexza, Amzeeq, Zilxi and Ximino, as well as DFD-29, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, currently have patent protection. Three of Journey’s marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of Journey’s products for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.

3

●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We may act as guarantor and/or indemnitor of certain obligations of our subsidiaries and partner companies, which could require us to pay substantial amounts based on the actions or omissions of said entities.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third-parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”), such as the Paragraph IV certification made by Perrigo pertaining to the patents covering Qbrexza, and subsequently, Amzeeq, and Zilxi, three products being commercialized by our partner company Journey. Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our products are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

4

General and Other Risks

●	On October 31, 2022, we were notified by the Listing Qualification Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the bid price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company no longer satisfied Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was afforded an initial 180-calendar day grace period, through May 1, 2023, to regain compliance with the Rule 5550(a)(2).
●	On May 2, 2023, in accordance with Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Staff granted the Company a second 180-calendar day grace period to regain compliance with the Rule 5550(a)(2). The Company intends to closely monitor the closing bid price for its Common Stock and consider all available options to remedy the bid price deficiency. In the event the Company is not able to demonstrate compliance with Rule 5550(a)(2) by October 30, 2023, the Staff will provide written notification that the Company’s Common Stock is subject to delisting, which the Company may appeal. The Company’s appeal request would stay any further action by the Staff at least pending a hearing before the Nasdaq Hearings Panel (the “Panel”) and the expiration of any extension that may be granted by the Panel to the Company following the hearing.

5

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$78,022	$178,266
Accounts receivable, net	16,737	28,208
Inventory	12,166	14,159
Other receivables - related party	273	138
Prepaid expenses and other current assets	7,315	9,661
Restricted cash	8,750	—
Assets held for sale	4,348	—
Total current assets	127,611	230,432

Property, plant and equipment, net	7,230	13,020
Operating lease right-of-use asset, net	17,951	19,991
Restricted cash	2,438	2,688
Intangible asset, net	21,916	27,197
Other assets	3,573	973
Total assets	$180,719	$294,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$99,162	$97,446
Common stock warrant liabilities	9,971	13,869
Operating lease liabilities, short-term	2,329	2,447
Partner company term loan, short-term, net	9,942	—
Partner company convertible preferred shares, short-term, net	3,491	2,052
Partner company line of credit	—	2,948
Partner company installment payments - licenses, short-term, net	2,333	7,235
Other short-term liabilities	1,355	1,718
Total current liabilities	128,583	127,715

Notes payable, long-term, net	45,333	91,730
Operating lease liabilities, long-term	19,502	21,572
Partner company installment payments - licenses, long-term, net	1,490	1,412
Other long-term liabilities	1,754	1,847
Total liabilities	196,662	244,276

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 131,657,369 and 110,494,245 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	132	110
Common stock issuable, 39,595 and 0 shares as of June 30, 2023 and December 31, 2022	23	—
Additional paid-in-capital	698,897	675,841
Accumulated deficit	(680,546)	(634,233)
Total stockholders' equity attributed to the Company	18,509	41,721

Non-controlling interests	(34,452)	8,304
Total stockholders' equity (deficit)	(15,943)	50,025
Total liabilities and stockholders' equity (deficit)	$180,719	$294,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product revenue, net	$16,961	$18,235	$29,126	$39,031
Collaboration revenue	183	577	364	1,154
Revenue - related party	31	18	66	70
Other revenue	211	56	259	2,556
Net revenue	17,386	18,886	29,815	42,811

Operating expenses
Cost of goods sold - product revenue	7,767	7,633	14,216	15,836
Research and development	32,139	33,130	67,415	69,852
Research and development - licenses acquired	3	1	4,233	1
Selling, general and administrative	24,439	29,048	49,780	55,318
Asset impairment	3,143	—	3,143	—
Total operating expenses	67,491	69,812	138,787	141,007
Loss from operations	(50,105)	(50,926)	(108,972)	(98,196)

Other income (expense)
Interest income	715	150	1,751	292
Interest expense and financing fee	(6,425)	(3,154)	(10,721)	(5,504)
Change in fair value of warrant liabilities	(512)	—	6,166	—
Loss from deconsolidation of Aevitas	(3,369)	—	(3,369)	—
Other income	395	—	699	—
Total other expense	(9,196)	(3,004)	(5,474)	(5,212)
Net loss	(59,301)	(53,930)	(114,446)	(103,408)

Net loss attributable to non-controlling interests	34,525	32,574	68,133	66,292
Net loss attributable to Fortress	(24,776)	(21,356)	(46,313)	(37,116)

Preferred A dividends declared and paid	(2,008)	(2,008)	(4,016)	(4,016)
Net loss attributable to common stockholders	$(26,784)	$(23,364)	$(50,329)	$(41,132)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.24)	$(0.26)	$(0.47)	$(0.47)

Weighted average common shares outstanding - basic and diluted	110,659,985	88,743,457	106,297,241	87,593,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended June 30, 2023

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity (Deficit)
Balance as of March 31, 2023	3,427,138	$3	130,417,161	$130	$—	$693,433	$(655,770)	$(17,990)	$19,806
Stock-based compensation expense	—	—	—	—	—	4,217	—	—	4,217
Issuance of common stock related to equity plans	—	—	82,728	—	—	—	—	—	—
Public offering cost	—	—	—	—	—	(41)	—	—	(41)
Issuance of common stock for at-the-market offering, net	—	—	991,481	2	—	719	—	—	721
Common shares issued for dividend on partner company's convertible preferred shares	—	—	165,999	—	23	108	—	—	131
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s offering, net	—	—	—	—	—	14,460	—	—	14,460
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	88	—	—	88
Partner company’s dividends declared and paid	—	—	—	—	—	(185)	—	—	(185)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	3	—	—	3
Partner company’s exercise of options for cash	—	—	—	—	—	3	—	—	3
Warrants	—	—	—	—	—	272	—	—	272
Deconsolidation of Aevitas non-controlling interest	—	—	—	—	—	—	—	5,891	5,891
Non-controlling interest in partner companies	—	—	—	—	—	(12,172)	—	12,172	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(34,525)	(34,525)
Net loss attributable to common stockholders	—	—	—	—	—	—	(24,776)	—	(24,776)
Balance as of June 30, 2023	3,427,138	$3	131,657,369	$132	$23	$698,897	$(680,546)	$(34,452)	$(15,943)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended June 30, 2022

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of March 31, 2022	3,427,138	$3	106,321,875	$106	$—	$660,973	$(563,223)	$95,719	$193,578
Stock-based compensation expense	—	—	—	—	—	5,081	—	—	5,081
Issuance of common stock related to equity plans	—	—	176,406	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	135,464	—	—	99	—	—	99
Issuance of common stock for at-the-market offering, net	—	—	1,083,902	2	—	1,299	—	—	1,301
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	—	3,693	—	—	3,693
Partner company’s dividends declared and paid	—	—	—	—	—	(188)	—	—	(188)
Reversal of partner company’s common shares for research and development expenses	—	—	—	—	—	(35)	—	—	(35)
Partner company’s exercise of options for cash	—	—	—	—	—	111	—	—	111
Non-controlling interest in partner companies	—	—	—	—	—	(7,334)	—	7,334	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,574)	(32,574)
Net loss attributable to common stockholders	—	—	—	—	—	—	(21,356)	—	(21,356)
Balance as of June 30, 2022	3,427,138	$3	107,717,647	$108	$—	$661,691	$(584,579)	$70,479	$147,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Six Months Ended June 30, 2023

	Series A				Common			Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2022	3,427,138	$3	110,494,245	$110	$—	$675,841	$(634,233)	$8,304	$50,025
Stock-based compensation expense	—	—	—	—	—	8,948	—	—	8,948
Issuance of common stock related to equity plans	—	—	2,757,850	3	—	(3)	—	—	—
Issuance of common stock for public offering, net	—	—	16,642,894	17	—	13,137	—	—	13,154
Issuance of common stock for at-the-market offering, net	—	—	1,596,381	2	—	1,166	—	—	1,168
Common shares issued for dividend on partner company's convertible preferred shares	—	—	165,999	—	23	108	—	—	131
Preferred A dividends declared and paid	—	—	—	—	—	(4,016)	—	—	(4,016)
Partner company’s offering, net	—	—	—	—	—	21,977	—	—	21,977
Partner company’s exercise of options for cash	—	—	—	—	—	3	—	—	3
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	88	—	—	88
Partner company’s dividends declared and paid	—	—	—	—	—	(371)	—	—	(371)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	1,233	—	—	1,233
Warrants	—	—	—	—	—	272	—	—	272
Deconsolidation of Aevitas non-controlling interest	—	—	—	—	—	—	—	5,891	5,891
Non-controlling interest in partner companies	—	—	—	—	—	(19,486)	—	19,486	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(68,133)	(68,133)
Net loss attributable to common stockholders	—	—	—	—	—	—	(46,313)	—	(46,313)
Balance as of June 30, 2023	3,427,138	$3	131,657,369	$132	$23	$698,897	$(680,546)	$(34,452)	$(15,943)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Six Months Ended June 30, 2022

	Series A				Common		Additional		Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of December 31, 2021	3,427,138	$3	101,435,505	$101	$—	$656,033	$(547,463)	$117,203	$225,877
Stock-based compensation expense	—	—	—	—	—	10,644	—	—	10,644
Issuance of common stock related to equity plans	—	—	2,646,375	3	—	(3)	—	—	—
Issuance of common stock under ESPP	—	—	135,464	—	—	99	—	—	99
Issuance of common stock for at-the-market offering, net	—	—	3,500,303	4	—	5,523	—	—	5,527
Preferred A dividends declared and paid	—	—	—	—	—	(4,016)	—	—	(4,016)
Partner companies' at-the-market offering, net	—	—	—	—	—	14,476	—	—	14,476
Partner company’s exercise of options for cash	—	—	—	—	—	111	—	—	111
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	116	—	—	116
Partner company’s dividends declared and paid	—	—	—	—	—	(375)	—	—	(375)
Partner company’s net settlement of shares withheld for taxes	—	—	—	—	—	(1,698)	—	—	(1,698)
Reversal of partner company’s common shares for research and development expenses	—	—	—	—	—	(35)	—	—	(35)
Partner company’s warrants issued in conjunction with debt	—	—	—	—		384	—	—	384
Non-controlling interest in partner companies	—	—	—	—	—	(19,568)	—	19,568	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(66,292)	(66,292)
Net loss attributable to common stockholders	—	—	—	—	—	—	(37,116)	—	(37,116)
Balance as of June 30, 2022	3,427,138	$3	107,717,647	$108	$—	$661,691	$(584,579)	$70,479	$147,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(114,446)	$(103,408)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,476	1,495
Loss on disposal of property and equipment	—	239
Bad debt expense (recovery)	574	(45)
Amortization of debt discount	1,867	946
Accretion of partner company convertible preferred shares	521	—
Non-cash interest	176	418
Loss on extinguishment of debt	2,796	—
Amortization of acquired intangible assets	2,138	2,034
Reduction in the carrying amount of operating lease right-of-use assets	1,052	889
Stock-based compensation expense	8,948	10,644
Issuance (reversal) of partner company’s common shares for research and development expenses	1,233	(35)
Common shares issued/issuable for dividend on partner company's convertible preferred shares	131	—
Change in fair value of partner companies' warrant liabilities	(6,166)	—
Research and development - licenses acquired, expense	3,000	—
Loss from deconsolidation of Aevitas	3,369	—
Asset impairment loss	2,923	—
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	10,897	(5,514)
Inventory	1,993	(150)
Other receivables - related party	(135)	302
Prepaid expenses and other current assets	2,243	1,946
Other assets	(97)	31
Accounts payable and accrued expenses	433	4,197
Deferred revenue	(364)	(1,154)
Income taxes payable	1	—
Lease liabilities	(980)	(1,026)
Other long-term liabilities	(94)	(93)
Net cash used in operating activities	(76,511)	(88,284)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(2,000)	—
Purchase of property and equipment	(34)	(1,644)
Deconsolidation of Aevitas	(5)	—
Acquired intangible assets	(5,000)	(20,000)
Net cash used in investing activities	(7,039)	(21,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(4,016)	$(4,016)
Proceeds from issuance of common stock for public offering, net	13,248	—
Proceeds from issuance of common stock for at-the-market offering, net	1,168	5,527
Proceeds from issuance of common stock under ESPP	—	99
Proceeds from partner companies' ESPP	88	116
Partner company’s dividends declared and paid	(371)	(375)
Proceeds from partner companies' sale of stock and warrants, net	24,455	—
Proceeds from partner companies' at-the-market offering, net	—	14,476
Proceeds from exercise of partner companies’ equity grants	3	111
Partner company’s net settlement of shares withheld for taxes	—	(1,698)
Repayment of partner company installment payments - licenses	—	(2,000)
Proceeds from partner company convertible preferred shares	854	—
Payment of costs related to partner company's sale of stock	—	(371)
Payment of debt issuance costs associated with partner company convertible preferred shares	(210)	(214)
(Repayment of) Proceeds from partner company long-term debt, net	(90)	42,112
Repayment of partner company long-term debt	(40,375)	—
Proceeds from partner company's line of credit	28,000	—
Repayment of partner company's line of credit	(30,948)	(812)
Net cash (used in) provided by financing activities	(8,194)	52,955
Net decrease in cash and cash equivalents and restricted cash	(91,744)	(56,973)
Cash and cash equivalents and restricted cash at beginning of period	180,954	307,964
Cash and cash equivalents and restricted cash at end of period	$89,210	$250,991

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,131	$3,987
Cash paid (refunded) for income taxes	$(52)	$166

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$3	$3
Unpaid fixed assets	$—	$315
Partner company's unpaid intangible assets	$—	$4,740
Unpaid partner company’s debt offering cost	$—	$1,050
Unpaid partner company’s offering cost	$246	$—
Partner company derivative warrant liability associated with partner company convertible preferred shares	$33	$—
Warrants	$—	$384
Prepaid public offering cost	$94	$—
Unpaid public offering cost	$—	$—
Transfer of assets classified as held for sale	$4,348	$—

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

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company’s subsidiaries for which it has voting control. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations. All intercompany activity, including income and/or expense items, are eliminated entirely in consolidation prior to the allocation of non-controlling interest, which is based on ownership interests. The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of subsidiaries and/or partner companies.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s significant estimates include, but are not limited to, provisions for product returns, coupons, rebates, chargebacks, discounts, allowances and distribution fees paid by Journey to certain wholesalers, inventory realization, recoverability of intangible assets, useful lives assigned to long-lived assets and amortizable intangible assets, fair value of stock options and warrants, stock-based compensation, common stock issued to acquire licenses, investments, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of June 30, 2023 and December 31, 2022, the Company had $11.2 million and $2.7 million, respectively, of restricted cash representing pledges to secure debt obligations and letters of credit in connection with certain office leases, and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows at June 30, 2023 and 2022:

	June 30,
	2023	2022
Cash and cash equivalents	$78,022	$248,771
Restricted cash	11,188	2,220
Total cash and cash equivalents and restricted cash	$89,210	$250,991

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Form 10-K, other than the following:

Assets Held for Sale

Assets held for sale represent lab equipment that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of June 30, 2023, there were $4.3 million of lab and cell processing equipment, furniture and fixtures and computer equipment that are recorded as assets held for sale. The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale are identified as part of Mustang’s pending Facility transaction (see Note 3 and 5). On July 28, 2023, Mustang completed the sale of all held for sale assets (see Note 19).

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Intercompany activity is eliminated entirely in consolidation prior to the allocation of net gain or loss attributable to non-controlling interest, which is based on ownership interests.

Recently Issued Accounting Pronouncements

As of June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that would materially affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

3. Collaboration and Stock Purchase Agreements

Aevitas

On April 21, 2023, Aevitas entered into an Asset Purchase Agreement (the “4DMT APA”) with 4D Molecular Therapeutics (“4DMT”) under which 4DMT acquired Aevitas' proprietary rights to its short-form human complement factor H (“sCFH”) asset for the treatment of complement-mediated diseases.  Under the terms of the 4DMT APA, 4DMT will make cash payments totaling up to $140 million if certain late-stage development, regulatory and sales milestones are met with respect to sCFH. A range of single-digit royalties on net sales are also payable. The aforementioned payments are payable solely to Aevitas, and 4DMT will be responsible for license payment obligations to the licensor of sCFH, University of Pennsylvania.

In connection with the 4DMT APA, the preferred shares of Aevitas held by the Company converted to Aevitas common shares, at which point the Company no longer maintained voting control of Aevitas. As a result, the Company deconsolidated its holdings in Aevitas.  The following table provides a summary of the assets and liabilities of Aevitas impacted by the deconsolidation:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

($ in thousands)	April 2023
ASSETS
Current assets
Cash and cash equivalents	$5
Prepaid expenses and other current assets	9
Total current assets	$14

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$2,875
Interest payable	843
Note payable	9,329
Total current liabilities	13,047
Net liabilities impacted by deconsolidation	$13,033

In connection with this transaction, the Company recorded a loss on deconsolidation of Aevitas on its condensed consolidated financial statements for the three and six months ended June 30, 2023:

($ in thousands)	Loss on deconsolidation of Aevitas
Fair value of Aevitas interest retained	$2,585
Net liabilities deconsolidated	13,033
Non-controlling interest share	(5,891)
Write-off of balance due Fortress	(13,096)
Loss from deconsolidation of Aevitas	$(3,369)

Mustang

Agreement with uBriGene

On May 18, 2023, Mustang entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc. (“uBriGene”), as amended by a first amendment thereto, dated June 29, 2023, and further amended by a second amendment thereto, dated as of July 28, 2023, pursuant to which Mustang agreed, subject to the terms and conditions therein, to sell its leasehold interest in its cell processing facility located in Worcester, MA (the “Facility”) and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene. On July 28, 2023, pursuant to the terms and conditions of the Amended Asset Purchase Agreement, Mustang completed the sale of all of Mustang’s assets primarily relating to the manufacturing and production of cell and gene therapies to uBriGene for a base consideration of $6.0 million. uBriGene will be obligated to pay to Mustang a contingent amount of $5.0 million less certain severance obligations and payments payable in connection with the transfer of certain contracts related to the transferred assets, if Mustang, within two years of the closing date, (i) completes an issuance of equity securities in an amount equal to or greater than $10.0 million after the closing and (ii) obtains consent of the landlord to the proposed lease transfer within two years of the closing date. The lease transfer would include leasehold improvements with a book value at June 30, 2023 of $3.8 million (see Note 19).

As a result of the Asset Purchase Agreement, the Company classified the related equipment as assets held for sale (see Note 5). On July 28, 2023, the Company completed the sale of all held for sale assets.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Cyprium

Agreement with Sentynl

On February 24, 2021, Cyprium entered into a development and contingent asset purchase agreement with Sentynl. Pursuant to the asset purchase agreement, Sentynl paid Cyprium an upfront fee of $8.0 million upon execution, and Cyprium remains eligible to receive up to $12.0 million in additional future development cash milestones through New Drug Application (“NDA”) approval. Cyprium is also eligible to receive up to $255.0 million in sales milestone payments (payable pursuant to five separate milestones). Royalties on CUTX-101 net sales ranging from the mid-single digits up to the mid-twenties are also payable. All of the foregoing milestone and royalty payments are subject to 50% diminution in the event Sentynl decides, at its option, to assume development control of CUTX-101 during the 45-day period beginning on September 30, 2023. Under the asset purchase agreement, Cyprium retains development responsibility of CUTX-101 (subject to the aforementioned right by Sentynl to assume development) and Sentynl will be responsible for commercialization of CUTX-101 as well as progressing newborn screening activities. Continued development of CUTX-101 is overseen by a Joint Steering Committee consisting of representatives from Cyprium and Sentynl.  Cyprium will in any event retain 100% ownership over any Food and Drug Administration (“FDA”) Priority Review Voucher that may be issued at NDA approval for CUTX-101.

The Company determined that this agreement falls within the scope of ASC 606-10-15-3 and ASC 808-10-15-5A Revenue from Collaborative Arrangements (“ASC 808”) and as such the Company will recognize revenue in connection with achievement of two future development milestone payments.

With respect to the $8.0 million upfront payment from Sentynl, the Company is recognizing revenue over the period in which the development activities occur using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities.  For the three months ended June 30, 2023 and 2022, the Company recognized revenue from this arrangement of $0.2 million and $0.6 million, respectively.  For the six months ended June 30, 2023 and 2022, the Company recognized revenue of $0.4 million and $1.2 million, respectively.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

4. Inventory

	June 30,	December 31,
($ in thousands)	2023	2022

Raw materials	$5,261	$6,454
Work-in-process	993	395
Finished goods	6,880	7,739
Inventory reserve	(968)	(429)
Total inventories	$12,166	$14,159

5. Property, Plant and Equipment and Assets Held for Sale

At June 30, 2023 and December 31, 2022, property, plant and equipment consisted of the following:

	Useful Life	June 30,	December 31,
($ in thousands)	(Years)	2023	2022

Computer equipment	3	$595	$739
Furniture and fixtures	5	1,017	1,387
Machinery & equipment	5	—	8,632
Leasehold improvements	2-15	13,175	13,175
Buildings	40	581	581
Construction in progress	N/A	—	952
Total property and equipment		15,368	25,466
Less: Accumulated depreciation		(8,138)	(12,446)
Property, plant and equipment, net		$7,230	$13,020

Fortress' depreciation expense for the three months ended June 30, 2023 and 2022 was approximately $0.8 million and $0.8 million, respectively, and for the six months ended June 30, 2023 and 2022 was approximately $1.5 million and $1.5 million, respectively. Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations

At June 30, 2023, assets held for sale of $4.3 million consisted primarily of machinery and equipment of Mustang, pursuant to the Asset Purchase Agreement entered into by Mustang on May 18, 2023 (see Note 3).

6. Fair Value Measurements

Fair Value of Aevitas

The Company valued its retained investment in Aevitas in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $2.6 million based on a per share value of $0.328. The following inputs were utilized to derive the value: risk free rate of return of 3.7%, volatility of 80% and a discount for lack of marketability of 39.7%.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Warrant Liabilities

Warrants
($ in thousands)	liabilities
Balance at December 31, 2022	$13,869
Avenue common stock warrants	2,235
Urica placement agent warrants	33
Change in fair value of common stock warrants - Avenue	1,028
Change in fair value of common stock warrants - Checkpoint	(7,209)
Change in fair value of common stock warrants - Urica	15
Balance as of June 30, 2023	$9,971

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

The Company revalued the December 2022 common stock warrants and placement agent warrants at June 30, 2023 using the Black-Scholes model.  This resulted in a decrease in common stock warrant liability of $7.2 million, with an offsetting gain recorded to change in fair value of warrant liabilities in the unaudited condensed consolidated Statements of Operations.

Checkpoint
Warrant
($ in thousands)	Liability
Common Stock Warrant liabilities at December 31, 2022	$11,170
Change in fair value of common stock warrant liabilities	(7,209)
Common Stock Warrant liabilities at June 30, 2023	$3,961

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	June 30,	December 31,
Checkpoint Warrants	2023	2022
Exercise price	$4.08 - 5.41	$4.08 - 5.41
Volatility	90.7 - 108.2%	82.4 - 89.4%
Expected life	1.0 - 4.5	1.5 - 5.0
Risk-free rate	4.1 - 5.4%	4.0 - 4.7%
Dividend yield	—	—

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

The October 2022 Warrants originally contained a down-round price protection feature. In connection with the January 2023 registered direct offering and concurrent private placement, the exercise price for the October 2022 Warrants was permanently set to $1.55. The Black-Scholes model was used to value the October 2022 Warrants and January 2023 Warrants as of June 30, 2023.

The Company deemed the warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The October 2022 Warrants were recorded at the time of closing at a fair value of $8.3 million.

Avenue
Warrant
($ in thousands)	Liability
Common Stock Warrant liabilities at December 31, 2022	$2,609
Issuance of Avenue common warrants	2,235
Change in fair value of common stock warrant liabilities	1,028
Common Stock Warrant liabilities at June 30, 2023	$5,872

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30,	January 31	December 31
	2023	2023	2022
Stock price	$1.17	$1.16	$1.16
Risk-free interest rate	3.6 - 3.8%	3.90%	4.02%
Expected dividend yield	—	—	—
Expected term in years	2.8 - 4.5	3.00	4.78
Expected volatility	137 - 164%	160%	93%

Urica

The fair value of Urica’s contingently issuable placement agent warrants in connection with Urica’s first close of its preferred offering in December 2022, was measured using a Monte Carlo simulation valuation methodology.  A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Urica’s warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows

	June 30,	December 31
	2023	2022
Risk-free interest rate	5.40%	3.94%
Expected dividend yield	—	—
Expected term in years	1.0	1.5
Expected volatility	86.5%	70.7%

At both June 30, 2023 and December 31, 2022 the value of the Urica’s contingent payment warrant was approximately $0.1 million.

7. Intangibles, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. During the six months ended June 30, 2023, Journey experienced lower net product revenues and gross profit levels for its Ximino products. Based on these results, Journey revised the financial outlook and plans for its Ximino products. Journey assessed the revised forecast for Ximino and determined that this constituted a triggering event and the results of the analysis indicated the carrying amount was not expected to be recovered. Journey recorded an intangible asset impairment charge of $3.1 million during the three months ended June 30, 2023. This non-cash charge was recorded to loss on impairment of intangible assets on the unaudited condensed consolidated statements of operations.

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

The table below provides a summary of the Journey intangible assets as of June 30, 2023 and December 31, 2022, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	June 30, 2023	December 31, 2022

Intangible assets – product licenses	3 to 9	$37,925	$37,925
Accumulated amortization		(12,866)	(10,728)
Impairment loss		(3,143)	—
Net intangible assets		$21,916	$27,197

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2023 and 2022, Journey’s amortization expense related to its product licenses was $1.1 million and $1.0 million, respectively. For the six months ended June 30, 2023 and 2022, Journey’s amortization expense related to its product licenses was $2.1 million and $2.0 million, respectively. Journey records amortization expense related to its product licenses as a component of cost of goods sold on the unaudited condensed consolidated statement of operations.

The future amortization of these intangible assets is as follows:

Total
($ in thousands)	Amortization
Six Months Ended December 31, 2023	$1,627
December 31, 2024	3,258
December 31, 2025	3,258
December 31, 2026	2,470
December 31, 2027	1,775
Thereafter	5,586
Sub-total	$17,974
Asset not yet placed in service	3,942
Total	$21,916

8. Licenses Acquired

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its subsidiaries and partner companies require substantial completion of research and development, and regulatory and marketing approval efforts, in order to reach technological feasibility. As such, for the three and six months ended June 30, 2023 and 2022, the purchase price of the license acquired was classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations.

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

Pursuant to the terms of the AnnJi License Agreement, Avenue is also obligated to issue two tranches of shares of its common stock and make additional payments including: reimbursement of payments up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial (which AnnJi is administering with Joint Steering Committee Oversight before assigning the IND to Avenue upon such trial’s conclusion, and which is reflective of market pricing for the services to be received), up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits to the low double digits, which are subject to potential diminution in certain circumstances.

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

In connection with execution of the AnnJi License Agreement, Avenue entered into a registration rights agreement with AnnJi (“AnnJi Registration Rights Agreement”), pursuant to which Avenue filed a registration statement with the SEC on June 16, 2023, which was declared effective on June 27, 2023, to register the resale of the First Tranche and Second Tranche Shares.

9. Debt and Interest

Debt

Total debt consists of the following:

	June 30,	December 31,
($ in thousands)	2023	2022	Interest rate	Maturity

Oaktree Note	$50,000	$50,000	11.00%	August - 2025
EWB Term Loan	10,000	20,000	10.20%	January - 2026
Runway Note	—	31,050	13.77%	April - 2027
Less: Discount on notes payable	(4,725)	(9,320)
Total notes payable	$55,275	$91,730

Oaktree Note

In August 2020, Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree Fund Administration, LLC and the lenders from time-to-time thereto (collectively, “Oaktree”) (the “Oaktree Agreement” and the debt thereunder, the “Oaktree Note”).  The Oaktree Agreement contains customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that requires Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the Oaktree Agreement.  Failure by the Company or Journey, as applicable, to comply with the Oaktree Agreement covenants will result in an event of default, subject to certain cure rights of the Company.  The Company was in compliance with all applicable covenants under the Oaktree Agreement as of June 30, 2023.

The Company is required to make quarterly interest-only payments until the fifth anniversary of the closing date, August 27, 2025, the “Maturity Date,” at which point the outstanding principal amount is due. The Company may voluntarily prepay the Oaktree Note at any time subject to a prepayment fee.  The Company is required to make mandatory prepayments of the Oaktree Note under various circumstances as defined in the Oaktree Agreement.  No mandatory prepayments were required in the six months ended June 30, 2023.

Journey Working Capital Line of Credit Amendment and Term Loan with East West Bank (“EWB” and collectively, the “EWB Facility”)

In July 2023, Journey voluntarily repaid the entire $10.0 million outstanding term loan principal balance. The repayment satisfied all of Journey’s outstanding debt obligations under the EWB Facility. Journey has no further obligations to EWB.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On May 16, 2023, Journey entered into the 2023 Amendment that effected several changes to the EWB facility. Under the 2023 Amendment, Journey paid down $10.0 million of the term loan upon the closing of the 2023 Amendment. The term loan previously contained an interest-only payment period through January 12, 2024, after which the outstanding balance of the term loan was to have been payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The 2023 Amendment revised the maturity date of the term loan from January 12, 2026 to July 1, 2024 and provided that Journey was no longer required to make monthly installments of principal of the term loan, and instead, was required to make interest-only payments until the maturity date, at which time all principal and all accrued interest would be due. Journey was permitted to prepay all or any part of the term loan without penalty or premium, but could not re-borrow any amount once repaid. The 2023 Amendment removed the revolving line of credit from the EWB Facility effective as of the date of the 2023 Amendment.  Under the 2023 Amendment, Journey was required to maintain a minimum required cash balance of $8.8 million in deposit accounts with EWB.

Mustang Runway Growth Finance Corp. (“Runway”) Debt Facility

On April 11, 2023, the $75.0 million long-term debt facility with Runway Growth Finance Corp. (the “Mustang Term Loan” or the “Runway Note”), was terminated upon receipt by Runway of a payoff amount of $30.7 million from Mustang comprising principal, interest and the applicable final payment amount. A loss on extinguishment of $2.8 million was recorded to interest expense in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023.

Urica 8% Cumulative Convertible Class B Preferred Offering

In December 2022 and February 2023 Urica closed private offerings of its 8% Cumulative Convertible Class B Preferred Stock (the “Urica Preferred Stock”), at a price of $25.00 per share (“Subscription Price”) pursuant to which it sold a total of 135,494 shares of Urica Preferred Stock for gross proceeds of $3.4 million, before deducting underwriting discounts and commissions and offering expenses of approximately $0.5 million (the “Urica Offering”). A non-cash contingent warrant value of $0.1 million was also recorded in debt discount (see Note 6).

Dividends on the Urica Preferred Stock are payable monthly by Fortress in shares of Fortress Common Stock based upon a 7.5% discount to the average trading price over the 10-day period preceding the dividend payment date. Dividends will be recorded as interest expense and were immaterial in 2022. For the three and six month periods ended June 30, 2023, the Company recorded expense of $0.1 million and $0.1 million associated with the Urica dividends owed on the outstanding Urica Preferred Stock.

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

The Urica Preferred Stock have no voting rights and have liquidation rights on parity with all equity securities issued by Urica, and junior to all equity securities issued by Urica with terms outlining senior rank and current and future indebtedness.

The Company evaluated the terms of the Urica Offering under ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability. The value at conversion does not vary with the value of Urica’s common shares, therefore the settlement provision would not be considered a conversion feature. Accordingly, the Company determined liability classification is appropriate and as such, this instrument was accounted for as a liability.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended June 30,
	2023			2022
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
Oaktree Note	1,391	712	2,103	1,390	375	1,765
Partner company convertible preferred shares	391	239	630	215	—	215
Partner company installment payments - licenses	85	—	85	981	182	1,163
Partner company notes payable[1]	3,301	272	3,573	—	—	—
Other	34	—	34	11	—	11
Total Interest Expense and Financing Fee	$5,202	$1,223	$6,425	$2,597	$557	$3,154

	Six Months Ended June 30,
	2023			2022
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
Oaktree Note	2,781	1,136	3,917	2,765	731	3,496
Partner company convertible preferred shares	651	299	950	215	—	215
Partner company installment payments - licenses	176	—	176	418	—	418
Partner company notes payable[1]	4,801	432	5,233	1,134	215	1,349
Other	113	332	445	26	—	26
Total Interest Expense and Financing Fee	$8,522	$2,199	$10,721	$4,558	$946	$5,504

Note 1:Includes loss on extinguishment of $2.8 million recorded by Mustang related to payoff of the Runway Note on April 11, 2023.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2023	2022

Accounts payable	$48,587	$57,244
Accrued expenses:
Professional fees	2,295	1,693
Salaries, bonus and related benefits	6,810	9,772
Research and development	14,545	7,390
Research and development - license maintenance fees	4,556	632
Research and development - milestones	200	4,600
Accrued royalties payable	2,199	2,627
Accrued coupon and rebates	12,509	7,604
Return reserve	4,545	3,689
Accrued interest	95	342
Other	2,821	1,853
Total accounts payable and accrued expenses	$99,162	$97,446

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

11. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	For the Six Months Ended
	June 30, 2023	As of June 30, 2023
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
Urica	$(1,301)	$(4,806)	34.5%
Avenue[2]	(9,860)	(4,981)	89.4%
Cellvation	(47)	(1,926)	21.3%
Checkpoint[1]	(21,978)	(20,204)	86.8%
Coronado SO	—	(290)	13.0%
Cyprium	(741)	(4,742)	28.3%
Helocyte	33	(5,911)	17.5%
JMC[1]	(8,104)	19	45.1%
Mustang[2]	(26,127)	10,848	79.1%
Oncogenuity	(8)	(1,665)	27.0%
Tamid	—	(794)	22.8%
Total	$(68,133)	$(34,452)

	For the Year Ended
	December 31, 2022	As of December 31, 2022
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
Urica	$(1,251)	$(3,908)	34.5%
Aevitas[4]	(425)	(5,753)	45.9%
Avenue[2]	(2,355)	3,054	82.0%
Baergic[3]	(113)	—	39.0%
Cellvation	(102)	(1,791)	21.7%
Checkpoint[1]	(48,406)	(16,008)	81.5%
Coronado SO	—	(291)	13.0%
Cyprium	(1,173)	(3,817)	29.8%
Helocyte	(122)	(5,900)	18.3%
JMC[1]	(12,458)	7,429	41.6%
Mustang[2]	(60,821)	37,640	82.7%
Oncogenuity	(111)	(1,575)	24.9%
Tamid	(1)	(776)	22.8%
Total	$(127,338)	$8,304

Note 1:	Checkpoint and JMC are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Class A Common Shares which provide super-majority voting rights.
Note 2:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Class A Preferred Shares which provide super-majority voting rights.

Note 3:  Fortress’ ownership in Baergic was transferred to Avenue as of November 7, 2022 (see Note 15).

Note 4:  Effective April 21, 2023, Aevitas ceased to be a controlled Fortress entity and as such is no longer consolidated (see Note 3).

12. Net Loss per Common Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing the net loss attributed to Fortress (less the Series A Preferred dividends) by the weighted-average number of shares of Common Stock outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is the same as the basic loss per share due to net losses in all periods.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company updated its presentation of net loss attributable to common stockholders and its net loss per share as an immaterial correction to reflect the preferred stock dividend which is $2.0 million per quarter.  The dividend was appropriately reflected in the statement of changes in stockholders’ equity (deficit) and statement of cash flows and are not impacted by this change in presentation. For the quarter ended March 31, 2023, the net loss attributable to Fortress increased from ($21.5) million to ($23.5) million and the net loss per share increased from ($.21) to ($.23) per share.  For the quarter ended March 31, 2022, the net loss attributable to Fortress increased from ($15.8) million to ($17.8) million and the net loss per share increased from ($.18) to ($.21) per share. For the quarter ended June 30, 2022, the net loss attributable to Fortress increased from ($21.4) million to ($23.4) million and the net loss per share increased from ($.24) to ($.26) per share.  For the six months ended June 30, 2022, the net loss attributable to Fortress increased from ($37.1) million to ($41.1) million and the net loss per share increased from ($.42) to ($.47) per share.

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the six months ended June 30, 2023:

	Six Months Ended June 30,
	2023	2022
Warrants to purchase Common Stock	1,909,450	4,359,193
Options to purchase Common Stock	546,347	820,990
Unvested Restricted Stock	20,611,743	18,710,303
Unvested Restricted Stock Units	1,102	121,683
Total	23,068,642	24,012,169

13. Stockholders’ Equity

Stock-based Compensation

As of June 30, 2023, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). In June 2023, the Company’s Board of Directors and stockholders approved an amendment to the 2013 Plan to increase the number of authorized shares issuable by 7.0 million shares, for a total of 29.0 million shares across the 2007 and 2013 Plans, and approved an amendment to the ESPP to increase the number of shares issuable by 1.0 million. As of June 30, 2023, approximately 7.3 million shares are available for issuance under the 2007 and 2013 Plans.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Employee and non-employee awards	$2,271	$2,359	$4,708	$4,958
Executive awards of Fortress Companies' stock	410	524	817	686

Partner Companies:
Avenue	27	43	38	612
Checkpoint	567	729	1,536	1,504
Mustang	45	650	280	1,315
Journey	873	774	1,519	1,548
Other	24	2	50	21
Total stock-based compensation expense	$4,217	$5,081	$8,948	$10,644

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2023 and 2022, approximately $0.5 million and $1.2 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $3.7 million and $3.9 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants. For the six months ended June 30, 2023 and 2022, approximately $1.5 million and $2.6 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $7.5 million and $8.1 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2022	2,650,990	$1.47	$230,000	5.64
Forfeited	(2,500)	2.50	—	—
Expired	(245,000)	8.88	—	—
Options vested and expected to vest at June 30, 2023	2,403,490	$0.72	$20,000	5.68
Options vested and exercisable at June 30, 2023	603,490	$4.11	$—	1.16

As of June 30, 2023, Fortress had $0.6 million in unrecognized stock-based compensation expense related to options which is expected to be recognized over the remaining weighted-average vesting period of 5.7 years.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2022	20,550,027	$2.36
Restricted stock granted	2,578,588	0.66
Restricted stock vested	(388,750)	2.43
Restricted stock units granted	190,000	0.75
Restricted stock units forfeited	(157,500)	2.66
Restricted stock units vested	(144,716)	3.39
Unvested balance at June 30, 2023	22,627,649	$2.15

As of June 30, 2023 and 2022, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $16.0 million and $24.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years and 2.3 years, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2022	1,909,450	$3.11	$—	7.45

Outstanding as of June 30, 2023	1,909,450	$0.67	$13,296	6.96
Exercisable as of June 30, 2023	1,774,450	$0.57	$0	7.12

In connection with the Oaktree Note (see Note 9), the Company had issued warrants to Oaktree and certain of its affiliates to purchase up to 1,749,450 shares of Common Stock at a purchase price of $3.20 per share (the “Oaktree Warrants”). Oaktree is entitled to additional warrants if at any time prior to the expiration of the Oaktree Warrants the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s Common Stock on the trading day prior to the issuance of the Security Instruments. The Oaktree Warrants expire on August 27, 2030 and may be net exercised at the holder’s election. The Company filed registration statement No. 333-249983 on Form S-3 to register the resale of the shares of Common Stock issuable upon exercise of the Oaktree Warrants that was declared effective by the SEC on November 20, 2020.

On June 13, 2023, the Company entered into a Letter Agreement (the “Letter Agreement”) by and among the Company, Oaktree and certain of its affiliates, pursuant to which the Company agreed to lower the exercise price of the existing warrants to $0.5424 per share and issue amended and restated warrants reflecting the new exercise price (the “Amended and Restated Warrants”), as consideration for the warrant holders’ agreement to permit the Company and/or certain of its subsidiaries to take certain actions. The Amended and Restated Warrants are exercisable on or after June 13, 2023 and expire August 27, 2030.

The Oaktree Warrants were previously determined to have met the criteria for equity classification.  The Oaktree Warrants were reported as a component of additional paid in capital within Stockholders’ equity, and the value ascribed to the warrants was recorded as debt discount of the Oaktree Note and is amortized utilizing the effective interest method over the term of the Oaktree Note. The modification of the warrants resulted in a change in value of $0.3 million which was recorded as interest expense in the condensed consolidated statement of operations for the periods ended June 30, 2023.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On January 1, 2023 and 2022, the Compensation Committee granted 1,219,294 and 1,102,986 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants were made in accordance with the LTIP, and each award represents 1% of total outstanding shares of the Company as of the dates of such grants. The shares will vest in full if the employee is either in the service of the Company as an employee, Board member or consultant (or any combination of the foregoing) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary Separation from Service (as defined in the LTIP).  The only other vesting condition – one based on achievement of an increase in the Company’s market capitalization – has already been achieved, with respect to each annual award under the LTIP.  The shares awarded under the LTIP will also vest in full (and the Company’s repurchase option on each tranche of shares granted thereunder will accordingly lapse) upon the occurrence of a Corporate Transaction (as defined in the LTIP), if the eligible employee is in service to the Company on the date of such Corporate Transaction. The fair value of each grant on the grant date was approximately $0.8 million for the 2023 grant and $1.0 million for the 2022 grant. For  the three months ended June 30, 2023 and 2022, the Company recorded stock compensation expense related to LTIP grants of approximately $1.5 million and $1.3 million, respectively, and for the six months ended June 30, 2023 and 2022, recorded stock compensation expense related to LTIP grants of approximately $2.9 million and $2.6 million, respectively, on the unaudited condensed consolidated statement of operations.

Capital Raises

2021 Shelf

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the "2021 Shelf"). Approximately $108.3 million of securities remain available for sale under the 2021 Shelf as of June 30, 2023.

2020 Shelf

On May 18, 2020, the Company filed a shelf registration statement (File No. 333-238327) on Form S-3, which was declared effective on May 26, 2020 (the "2020 Shelf") and expired on May 26, 2023.

At the Market Offering

In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement ("Fortress ATM"), governing potential sales of the Company's Common Stock. On May 26, 2023, the Fortress ATM was amended to reflect potential future sales under the 2021 Shelf.

For the six months ended June 30, 2023the Company issued approximately 1.6 million shares at an average price of $0.75 for gross proceeds of $1.2 million pursuant to the Fortress ATM. For the six months ended June 30, 2022, the Company issued approximately 3.5 million shares at an average price of $1.63 for gross proceeds of $5.7 million pursuant to the Fortress ATM.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Mustang 2020 and 2021 Shelf Registration Statements and At-the-Market Offering (the “Mustang ATM”)

On October 23, 2020, Mustang filed a shelf registration statement (File No. 333-249657) on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Through the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of June 30, 2023, approximately $8.0 million of the Mustang 2020 S-3 remains available for sales of securities.

On April 23, 2021, Mustang filed a shelf registration statement (File No. 333-255476) on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Through the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of June 30, 2023, there have been no sales of securities under the Mustang 2021 S-3.

In July 2018, Mustang entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc. (each an “Agent” and collectively, the “Agents”), relating to the sale of shares of common stock pursuant to the Mustang 2020 S-3. Under the Mustang ATM, Mustang pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC as an Agent. On April 14, 2023, the Mustang ATM was amended to add the limitations imposed by General Instruction I.B.6 to Form S-3 and remove Oppenheimer & Co., Inc. as an Agent.

During the six months ended June 30, 2023, Mustang issued no shares of common stock through the Mustang ATM. During the six months ended June 30, 2022, Mustang issued approximately 0.5 million shares of common stock at an average price of $13.10 per share for gross proceeds of $5.9 million through the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $1.2 million. Pursuant to the Company’s Founders Agreement with Mustang, Mustang issued 11,906 shares of common stock to Fortress at a weighted average price of $26.67 per share and recorded 2,777 shares issuable to Fortress for the six months ended June 30, 2022, in connection with the shares issued under the Mustang ATM.

Checkpoint 2020 and 2023 Shelf Registration Statements

The Checkpoint 2020 S-3 shelf registration statement (File No. 333-251005) filed by Checkpoint in November 2020 that was declared effective in December 2020, through which Checkpoint may sell up to $100 million of its securities. At June 30, 2023, approximately $8.7 million of the securities remains available for sale through the Checkpoint 2020 S-3.

In March 2023, Checkpoint filed shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities.   As of June 30, 2023, approximately $120.9 million of the securities remains available for sale through the Checkpoint 2023 S-3.

Checkpoint Registered Direct Offerings

In May 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share in a registered direct offering. In addition, the offering includes 1,606,269 shares of common stock in the form of Pre-Funded Warrants at a price of $3.0709. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $2.821 per share and the Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The shares of common stock, Pre-Funded Warrants and May 2023 Common Stock Warrants were registered for sale under the Checkpoint 2023 Form S-3.  The May 2023 Common Stock Warrants met the criteria for equity classification. As of June 30, 2023, 459,269 of the Pre-Funded Warrants from the Checkpoint May 2023 Registered Direct Offering were fully exercised.

In April 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of Checkpoint common stock at a purchase price of $3.60 per share of Checkpoint common stock and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of Checkpoint common stock and Series B warrants to purchase up to 1,700,000 shares

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

of Checkpoint common stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $3.35 per share.  The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs. The 1,700,000 shares of common stock were registered for sale under the November 2020 Form S-3. The Company filed a separate registration statement on Form S-3 to register the April 2023 Common Stock Warrants, which was declared effective May 5, 2023. The April 2023 Checkpoint common stock warrants met the criteria for equity classification.

In February 2023, Checkpoint closed on a registered direct offering (the “Checkpoint February 2023 Direct Offering”) with a single institutional investor for the issuance and sale of 1,180,000 shares of its common stock and 248,572 pre-funded warrants which were subsequently fully exercised in February 2023. Each pre-funded warrant is exercisable for one share of common stock. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock, at a purchase price of $5.25 per share of common stock and associated common stock warrants, and $5.2499 per pre-funded warrant and associated common stock warrants. Net proceeds from the February 2023 Direct Offering were $6.7 million after deducting commissions and other transaction costs. The February 2023 Checkpoint common stock warrants met the criteria for equity classification.

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the registered direct offerings noted above. Accordingly, Checkpoint issued 159,620 shares of common stock to Fortress at a weighted average price of $3.50 per share for the six months ended June 30, 2023.

Journey 2022 Shelf Registration Statement and At-the-Market Offering

On December 30, 2022, Journey filed a shelf registration statement (File No. 333-269079) on Form S-3 (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. Through the Journey 2022 S-3, Journey may sell up to a total of $150 million of its securities. As of June 30, 2023, there have been no sales of securities under the Journey 2022 S-3. In connection with the Journey 2022 S-3, Journey entered into an At Market Issuance Sales Agreement governing potential sales of up to 4,900,000 shares of Journey's Common Stock.

14. Commitments and Contingencies

During three and six months ended June 30, 2023 and 2022, the Company recorded the following as lease expense to current period operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Operating lease cost	$950	$824	$1,969	$1,649
Shared lease costs	(519)	(523)	(1,034)	(1,050)
Variable lease cost	199	166	400	261
Total lease expense	$630	$467	$1,335	$860

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Operating cash flows from operating leases	$(1,762)	$(1,741)
Right-of-use assets exchanged for new operating lease liabilities	$—	$—
Weighted-average remaining lease term – operating leases (years)	4.4	5.0
Weighted-average discount rate – operating leases	6.5%	6.3%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Future Lease
($ in thousands)	Liability
Six Months Ended December 31, 2023	$1,788
Year Ended December 31, 2024	3,774
Year Ended December 31, 2025	3,768
Year Ended December 31, 2026	3,507
Year Ended December 31, 2027	3,191
Other	11,669
Total operating lease liabilities	27,697
Less: present value discount	(5,866)
Net operating lease liabilities, short-term and long-term	$21,831

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

15. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owns approximately 11.7% of the Company’s issued and outstanding Common Stock as of June 30, 2023. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.2% of the Company’s issued and outstanding Common Stock as of June 30, 2023.

Shared Services Agreement with TG Therapeutics, Inc (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the three months ended June 30, 2023 and 2022 the Company invoiced TGTX $0.1 million and $0.5 million, respectively; for the six months ended June 30, 2023 and 2022 the Company invoiced TGTX $0.2 million and $0.6 million, respectively. At June 30, 2023, $35,000 is due from TGTX related to this arrangement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the three months ended June 30, 2023 and 2022, the Company’s employees have provided services to Journey totaling approximately $21,000 and $0.1 million, respectively; for the six months ended June 30, 2023 and 2022, the Company’s employees have provided services to Journey totaling approximately $36,000 and $0.1 million, respectively. At June 30, 2023, $36,000 is due from Journey related to this arrangement.

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay their share of the average annual rent for office space in New York, NY and Waltham, MA, the latter until December 31, 2022 only, based on actual percentage of the office space occupied on a month-by-month basis. For the three months ended June 30, 2023 and 2022, the Company had paid $0.8 million and $0.9 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $0.5 million and $0.5 million, respectively, for their prorated share of the rent base. For the six months ended June 30, 2023 and 2022, the Company had paid $2.0 million and $1.5 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $1.0 million and $0.9 million, respectively, for their prorated share of the rent base. At June 30, 2023, there was $0.2 million due from TGTX related to this arrangement.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to an underwritten public offering in August 2020, Cyprium sold shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of June 30, 2023 there are 316,600 shares of Cyprium PPS outstanding.

Pursuant to the terms of the Cyprium PPS, shareholders on the record date are entitled to receive a monthly cash dividend of $0.19531 per share which yields an annual dividend of $2.34375 per share. The Cyprium PPS will automatically be redeemed upon the first (and only the first) bona fide, arm’s-length sale of a Priority Review Voucher (a “PRV”) issued by the FDA in connection with the approval of CUTX-101, Cyprium’s lead product candidate. Upon the PRV sale, each share of Cyprium PPS will be automatically redeemed in exchange for a payment equal to twice the $25.00 liquidation preference, plus accumulated and unpaid dividends to, but excluding, the redemption date.

An optional exchange to Fortress Series A Preferred Stock is available after 24 months from the issuance date so long as a sale of the PRV has not occurred.  Additionally, if a PRV Sale has not occurred by September 30, 2024 the Cyprium PPS is either automatically exchanged for Fortress Series A Preferred Stock or cash at the discretion of Fortress.  The Cyprium PPS is fully and unconditionally guaranteed by Fortress.

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

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Partner Company/Subsidiary	Effective Date [1]	capitalization	Issued
Aevitas	July 28, 2017	2.5%[2]	Common Stock
Avenue	February 17, 2015	2.5%[3]	Common Stock
Baergic	December 17, 2019 [5]	2.5%[4]	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Checkpoint	March 17, 2015	-%[5]	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Helocyte	March 20, 2015	2.5%	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Oncogenuity	April 22, 2020 [5]	2.5%	Common Stock
Urica	November 7, 2017 [6]	2.5%	Common Stock

Note 1:

Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement or has since been amended to January 1 of each calendar year.

Note 2:

Effective April 21, 2023, the Aevitas Founders Agreement and MSA with Fortress were terminated in conjunction with the execution of the APA between Aevitas and 4DMT (see Note 3 to the Unaudited Condensed Consolidated Financial Statements).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3:

PIK dividends in Avenue were not paid or accrued while InvaGen retained certain rights under that certain Stockholders Agreement, dated as of November 12, 2018, by and among the Company, Avenue, InvaGen and the other stockholder parties thereto (the “Avenue Stockholders Agreement”). In connection with the closing of Avenue’s public offering, InvaGen’s shares were repurchased under a Share Repurchase Agreement in October 2022 and upon the closing of the Share Repurchase Agreement, also in October 2022, all of the rights retained by InvaGen pursuant to the Avenue Stockholders Agreement were terminated and all of Fortress’ rights were restored (see Note 3 to the Unaudited Condensed Consolidated Financial Statements).

Note 4:

Due to the November 2022 consummation of the Contribution Agreement between the Company and Avenue, Avenue is now eligible to receive the PIK dividend and equity fee payable by Baergic in accordance with the terms of the Founders Agreement and Baergic’s Certificate of Incorporation.

Note 5:	Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.
Note 6:	Represents the Trigger Date, the date that the Fortress partner company/subsidiary first acquires, whether by license or otherwise, ownership rights in a product.

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies/subsidiaries as described in the 2022 Form 10-K. The following table summarizes the effective date of each MSA and the annual consulting fee payable by the partner company/subsidiary to the Company in quarterly installments:

		Annual MSA Fee
Partner Company/Subsidiary	Effective Date	(Income)/Expense
Aevitas[1]	July 28, 2017	$—
Avenue[2]	February 17, 2015	500
Baergic[3]	March 9, 2017	—
Cellvation	October 31, 2016	500
Checkpoint	March 17, 2015	500
Cyprium	March 13, 2017	500
Helocyte	March 20, 2015	500
Mustang	March 13, 2015	500
Oncogenuity	February 10, 2017	500
Urica	November 7, 2017	500
Fortress		(4,000)
Consolidated (Income)/Expense		$—

Note 1:

Effective April 21, 2023, the Aevitas Founders Agreement and MSA with Fortress were terminated in conjunction with the execution of the APA between Aevitas and 4DMT (see Note 3 to the Unaudited Condensed Consolidated Financial Statements).

Note 2:

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

Note 3:

Effective April 21, 2023, the Aevitas Founders Agreement and MSA with Fortress were terminated in conjunction with the execution of the APA between Aevitas and 4DMT (see Note 3 to the Unaudited Condensed Consolidated Financial Statements).

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

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended June 30, 2023	Sales[1]	Development	Consolidated
Net revenue	$17,172	$214	$17,386
Cost of goods - product revenue	(7,767)	—	(7,767)
Research and development	(1,774)	(30,368)	(32,142)
Selling, general and administrative	(12,141)	(12,298)	(24,439)
Asset impairment	(3,143)	—	(3,143)
Other expense	(710)	(8,486)	(9,196)
Segment loss	$(8,363)	(50,937)	$(59,301)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Six Months Ended June 30, 2023	Sales	Development	Consolidated
Net revenue	$29,385	$430	$29,815
Cost of goods - product revenue	(14,216)	—	(14,216)
Research and development	(3,807)	(67,841)	(71,648)
Selling, general and administrative	(25,433)	(24,347)	(49,780)
Asset impairment	(3,143)	—	(3,143)
Other income	(1,285)	(4,189)	(5,474)
Segment loss	$(18,499)	$(95,947)	$(114,446)

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended June 30, 2022	Sales	Development	Consolidated
Net revenue	$18,291	$595	$18,886
Cost of goods - product revenue	(7,633)	—	(7,633)
Research and development	(2,609)	(30,522)	(33,131)
Selling, general and administrative	(15,127)	(13,921)	(29,048)
Other expense	(450)	(2,554)	(3,004)
Segment loss	$(7,528)	$(46,402)	$(53,930)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Six Months Ended June 30, 2022	Sales	Development	Consolidated
Net revenue	$41,587	$1,224	$42,811
Cost of goods - product revenue	(15,836)	—	(15,836)
Research and development	(3,875)	(65,978)	(69,853)
Selling, general and administrative	(29,946)	(25,372)	(55,318)
Other expense	(836)	(4,376)	(5,212)
Segment loss	$(8,906)	$(94,502)	$(103,408)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
June 30, 2023	Sales	Development	Total Assets
Intangible assets, net	$21,916	$—	$21,916
Tangible assets	47,831	110,972	158,803
Total segment assets	$69,747	$110,972	$180,719

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2022	Sales	Development	Total Assets
Intangible assets, net	$27,197	$—	$27,197
Tangible assets	77,963	189,141	267,104
Total segment assets	$105,160	$189,141	$294,301

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza, Accutane, Targadox, Ximino, Exelderm, Amzeeq and Zilxi. All of Journey’s product revenues are recorded in the U.S. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s related party revenue is from Checkpoint’s collaborations with TGTX (see Note 15). Other revenue consists of Journey’s royalty revenue related to Qbrexza, and for the six-month period ended June 30, 2022, a net $2.5 million milestone payment.

The table below summarizes the Company’s revenue for the three and six months ending June 30, 2023 and 2022:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Qbrexza	$8,079	$6,111	$12,173	$13,487
Accutane	5,579	5,200	10,227	10,107
Amzeeq	1,374	1,265	2,568	4,731
Targadox	664	2,756	1,457	5,390
Ximino	155	1,035	766	2,002
Zilxi	572	555	886	1,297
Exelderm	538	1,313	1,049	2,017
Collaboration revenue	183	577	364	1,154
Revenue – related party	31	18	66	70
Other revenue	211	56	259	2,556
Net revenue	$17,386	$18,886	$29,815	$42,811

The above table includes the authorized generic product within the line items for Targadox, Ximino and Exelderm.

Significant Customers

For the three and six-month periods ending June 30, 2023, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

At June 30, 2023, two of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 22.0% and 17.3%. At December 31, 2022, two of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 16.7% and 10.4%.

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

Income tax expense for the three and six months ended June 30, 2023 and 2022 is based on the estimated annual effective tax rate. The Company expects a net DTA with a full valuation allowance and 0% estimated annual effective tax rate for 2023. No income tax expense was recognized for the three and six months ended June 30, 2023 or 2022.

19. Subsequent Events

Journey

In July 2023 Journey voluntarily repaid the entire $10.0 million outstanding EWB term loan. The repayment satisfied all of Journey’s outstanding debt obligations under the EWB Facility. Journey therefore has no further obligations to EWB.

Mustang

On July 28, 2023, pursuant to the terms and conditions of the Amended Asset Purchase Agreement, Mustang completed the sale of all of Mustang’s assets primarily relating to the manufacturing and production of cell and gene therapies to uBriGene for a base consideration of $6.0 million. uBriGene will be obligated to pay to Mustang a contingent amount of $5.0 million less certain severance obligations and payments payable in connection with the transfer of certain contracts related to the transferred assets, if Mustang, within two years of the closing date, (i) completes an issuance of equity securities in an amount equal to or greater than $10.0 million after the closing and (ii) obtains consent of the landlord to the proposed lease transfer within two years of the closing date. The lease transfer would include leasehold improvements with a book value at June 30, 2023 of $3.8 million.

Checkpoint

In July 2023, Checkpoint closed on the July 2023 Registered Direct Offering for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share in a registered direct offering. In addition, the offering includes 809,062 shares of common stock in the form of Pre-Funded Warrants at a price of $3.0899. The common stock and the Pre-Funded Warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $2.84 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $2.84 per share. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

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

Recent Events

Marketed Dermatology Products

●	During the three months ended June 30, 2023 and 2022, Journey’s commercial portfolio of eight branded and three generic prescription dermatology products generated net revenue of $17.2 million and $18.3 million, respectively.
●	During the six months ended June 30, 2023 and 2022, Journey’s commercial portfolio of eight branded and three generic prescription dermatology products generated net revenue of $29.4 million and $41.6 million, respectively.

Late Stage Product Candidates

Cosibelimab (Anti-PD-L1 Antibody)

●	In June 2023, Checkpoint announced that new pharmacokinetic (“PK”) modeling data on cosibelimab supporting the extension to an every-three-week dosing regimen were presented today at the Population Approach Group Europe (“PAGE”) 2023 annual meeting. Results support comparability of cosibelimab 800 mg every-two-week and 1200 mg every-three-week dosing regimens.
●	Prescription Drug User Fee Act ("PDUFA”) goal date of January 3, 2024 for cosibelimab’s Biologics License Application (“BLA)”).
●	Cosibelimab was sourced by Fortress and is currently in development at Checkpoint.

CUTX-101 (Copper Histidinate for Menkes disease)

●	Our subsidiary, Cyprium has completed two pivotal studies in patients with Menkes disease treated with CUTX-101, copper histidinate (CuHis). In a pre-specified analysis of the studies, a 79% reduction in the risk of death was observed in patients treated within four weeks of birth, compared with a historical control cohort of untreated patients, and median overall survival (OS) was 177.1 months for CUTX-101 compared to 16.1 months for historical control, with a hazard ratio (HR) of (95% CI) = 0.208 (0.094, 0.463) p<0.0001. A 75% reduction in the risk of death was also observed in patients treated after four weeks of birth compared with untreated historical control subjects and median OS was 62.4 and 17.6 months, respectively; HR (95% CI) = 0.253 (0.119, 0.537); p<0.0001.
●	In December 2021, Cyprium initiated the rolling submission of an NDA to the FDA for CUTX-101, which is ongoing and expected to be completed during 2023.
●	Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval of CUTX-101.
●	CUTX-101 was sourced by Fortress and is currently in development at Cyprium.

DFD-29 (modified release oral minocycline for the treatment of rosacea)

●	In July 2023, Journey announced positive topline data from the two DFD-29 Phase 3 clinical trials for the treatment of rosacea and achieved co-primary and all secondary endpoints with subjects completing the 16-week treatment with no significant safety issues. DFD-29 demonstrated statistical superiority compared to Oracea® and placebo for Investigator’s Global Assessment (IGA) treatment success and the reduction in total inflammatory lesion count in both studies.
●	In June 2023, Journey announced positive topline data from the Phase 1 clinical trial assessing the impact of DFD-29 on the microbial flora of healthy adults and also evaluated the safety and tolerability of DFD-29. The study achieved all primary objectives and no significant safety issues were noted during the study. The results indicate that DFD-29 can be safely used for up to 16 weeks with no significant risk of microbiota suppression or development of resistance.
●	Journey expects to submit an NDA for DFD-29 to the FDA in the second half of 2023.
●	DFD-29 is being developed for the treatment of rosacea in collaboration with Dr. Reddy’s Laboratories Ltd.

CAEL-101 (Light Chain Fibril-reactive Monoclonal Antibody for AL Amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress, net of Fortress’ $6.4 million portion of the $15 million, 24-month escrow holdback amount and other miscellaneous transaction expenses. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $350 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $212 million.
●	There are two ongoing Phase 3 studies of CAEL-101 for AL amyloidosis. (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	Based on its public statements, AstraZeneca has estimated that it expects the FDA to accept its BLA submission for review in the second half of 2024.
●	CAEL-101 (anselamimab) was sourced by Fortress and was developed by Caelum (founded by Fortress) until its acquisition by AstraZeneca in October 2021.

IV Tramadol

●	In July 2023, Avenue reached an agreement with the FDA on key elements of the Phase 3 safety study, including the primary endpoint and statistical analysis approach, for intravenous (“IV”) tramadol, which is in development for the treatment of acute post-operative pain in a medically supervised setting. The agreed upon non-inferiority study is designed to assess the theoretical risk of opioid stacking leading to opioid induced respiratory depression with IV tramadol compared to IV morphine administration. Avenue expects to initiate the Phase 3 safety study this year, subject to obtaining the necessary financing which could be provided through a strategic partnership. We expect that a positive study outcome could result in the FDA approval of IV tramadol.
●	IV tramadol was sourced by Fortress and is currently in development at Avenue.

Triplex (Cytomegalovirus (“CMV”) vaccine)

●	In June 2023, we announced that the National Cancer Institute awarded a $3.2 million grant to City of Hope for clinical studies of Triplex, a CMV vaccine being developed by Helocyte and City of Hope. This award will fund two planned multicenter, placebo-controlled, randomized Phase 2 studies to evaluate the potential safety and immunological response of Triplex and its ability to enhance CMV-specific T cell immunity in stem cell donors to reduce the risk of CMV events in recipients of allogeneic hematopoietic cell transplant.
●	We expect that the Phase 2 clinical trial of Triplex for adults co-infected with HIV and CMV will complete enrollment in the second half of 2023 with topline data anticipated in 2024. The study aims to show that vaccination with Triplex can potentially reduce the in intensity of highly active antiretroviral therapy treatment (“HAART”) which is used in up to 1.7 million treated HIV patients.
●	Triplex received a grant from the National Institute of Allergy and Infectious Diseases that could provide over $20 million in non-dilutive funding. This will fund a 420 patient multi-center, placebo-controlled, randomized Phase 2 study of Triplex for control of CMV in patients undergoing liver transplantation and is expected to begin enrollment this year. We believe this data set could ultimately be used to support approval of Triplex in this setting.
●	Triplex is currently the subject of three ongoing clinical trials including: pediatric patients undergoing stem cell transplant; adults co-infected with CMV and HIV; and in combination with a CAR T cell therapy for adults with non-Hodgkin lymphoma.
●	Triplex was sourced by Fortress and is currently in development at Helocyte.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

●	In June 2023, updated results were presented from the Waldenstrom macroglobulinemia (“WM”) cohort from the single center clinical study at Fred Hutch and showed 83% (5/6) of WM patients treated with MB-106 responded to treatment, including two complete responses (“CR”), 1 very good partial response (“VGPR”), 1 partial response (“PR”), and 1 minor response, with the remaining patient experiencing stable disease. No grade 3 or 4 cytokine release syndrome (“CRS”) or grade 2, 3, or 4 immune effector cell-associated neurotoxicity syndrome (“ICANS”) has been observed.
●	Also in June 2023, final data was presented on the follicular lymphoma (“FL”) cohort from the single center clinical study at Fred Hutch and showed a 95% overall response rate (“ORR”) and 80% CR rate across all patients, and 100% ORR and 91% CR with higher dose levels, including one patient previously treated with CD19-targeted CAR T cell therapy. There were no grade 3 or higher CRS or ICANS of any grade observed.
●	In 2023, Mustang anticipates dose escalation in its multicenter Phase 1 trial and reporting response data from this trial in both the third and fourth quarters of 2023.

●	MB-106 continues to generate compelling safety and efficacy data, and the product profile of this autologous CD20-directed CAR T is favorable compared to the approved autologous CD19-directed CAR Ts, which are generating an annualized run rate of $3 billion in net sales, based on reported sales in the third quarter of 2022.
●	MB-106 was sourced by Fortress and is currently in development at Mustang.

Dotinurad (Urate Transporter (URAT1) Inhibitor)

●	Dotinurad is in development for the treatment of gout. Data announced in June 2023 from the Phase 1 clinical trial in healthy volunteers showed comparable pharmacokinetic, pharmacodynamic and safety profile between U.S. and Japanese healthy subjects. We plan to initiate a Phase 1b clinical trial in gout patients in the U.S. in the third quarter of 2023 to confirm the comparability of Japanese and U.S. subjects’ response to dotinurad and we expect to begin pivotal clinical trials in early 2024.
●	Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials. The clinical program supporting approval included over 1,000 patients.
●	Dotinurad was sourced by Fortress and is currently in development at Urica.

MB-109 (MB-101 (IL13Rα2-targeted CAR T Cell Therapy) + MB-108 oncolytic virus)

●	In April 2022, Mustang announced interim data from two ongoing investigator-sponsored Phase 1 clinical trials evaluating two clinical candidates, MB‐101 (IL13Rα2‐targeted CAR T cell therapy licensed from City of Hope) and MB-108 (herpes simplex virus type 1 oncolytic virus licensed from Nationwide Children’s Hospital) for the treatment of recurrent glioblastoma. Mustang is in the process of completing IND-enabling manufacturing and preclinical activities requested by the FDA in a Pre-IND meeting and expects to file an IND for a Mustang-sponsored Phase 1 trial in 2023.
●	MB-101 and MB-108 were sourced by Fortress and are currently in development at our partner company, Mustang.

MB-110 Ex Vivo Lentiviral Gene Therapy for RAG1 Severe Combined Immunodeficiency (“RAG1-SCID”)

●	In July 2022, we announced that the first patient successfully received LV-RAG1 ex vivo lentiviral gene therapy to treat recombinase-activating gene-1 (“RAG1”) severe combined immunodeficiency (RAG1-SCID”), in an ongoing Phase 1/2 clinical trial taking place in Europe.
●	Leiden University Medical Center is continuing to treat patients and expects to expand the trial to other centers in 2023.
●	LV-RAG1 is exclusively licensed by Mustang for the development of MB-110, a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1-SCID.
●	MB-110 was sourced by Fortress and is currently in development at our partner company, Mustang.

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In July 2023, we announced that our partner company Avenue dosed the first patient in a Phase 1b/2a study, which is evaluating AJ201 in the U.S. for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy's Disease. Kennedy’s Disease is a debilitating rare genetic neuromuscular disease primarily affecting men. Although there is a range of cited prevalence rates in the literature, a recent study used genetic analysis to estimate disease prevalence of 1:6,887 males. Topline data for the Phase 1b/2a clinical trial of AJ201 in SBMA are expected in the first half of 2024.
●	AJ201 was sourced by Fortress and is currently in development at Avenue.

BAER-101

●	In August 2023, Avenue reported preclinical results for BAER-101, a potentially best in class GABA-A α2,3 positive allosteric modulator, demonstrating it significantly suppressed seizures in a translational animal model of absence epilepsy. In an in vivo evaluation using the SynapCell's Genetic Absence Epilepsy Rat from Strasbourg (“GAERS”) model of absence epilepsy, BAER-101 fully suppressed seizure activity with a minimal effective dose of 0.3 mg/kg, PO. The effect was fast in onset and stable throughout the duration of testing. The detailed preclinical results are expected to be submitted at an upcoming scientific meeting.
●	BAER-101 was sourced by Fortress and is currently in development at Baergic Bio, a subsidiary of Avenue.

General Corporate

●	In April 2023, Mustang effected a 15-for-1 reverse stock split to bring the company into compliance with the minimum bid price listing requirement of the Nasdaq Capital Market.

●	In April 2023, the Mustang Term Loan was terminated upon receipt by Runway of a payoff amount of $30.7 million from Mustang, comprising principal, interest and applicable final payment amount; Mustang continues to be bound by certain indemnification obligations under Section 12.3 of the Runway Note.
●	In April 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of its common stock at a purchase price of $3.60 per share of common stock priced at-the-market under Nasdaq rules, and a concurrent private placement of two series of warrants to purchase Checkpoint common stock, for total gross proceeds of approximately $6.1 million.
●	In April, Aevitas entered into an asset purchase agreement for 4D Molecular Therapeutics (“4DMT”) to acquire Aevitas’ proprietary rights to its short-form human complement factor H (“sCFH”) asset for the treatment of complement-mediated diseases. Under the terms of the agreement, 4DMT will make cash payments to Aevitas totaling up to approximately $140 million in potential late-stage development, regulatory and sales milestones. A range of single-digit royalties on net sales are also payable. In connection with the 4DMT APA, the Class A preferred shares of Aevitas held by the Company converted to Aevitas common shares, at which point the Company no longer maintained voting control of Aevitas.
●	In May 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share of common stock priced at-the-market under Nasdaq rules, and a concurrent private placement of two series of warrants to purchase Checkpoint common stock, for total gross proceeds of approximately $10.0 million.
●	In July 2023, Mustang announced that it amended its previously announced asset purchase agreement with uBriGene (Boston) Biosciences Inc. (“uBriGene”), the U.S. subsidiary of uBriGene Group, a leading cell and gene therapy contract development and manufacturing organization (“CDMO”), and closed the transaction. Per the terms of the amended asset purchase agreement, at closing, uBriGene acquired all of Mustang’s assets primarily relating to the manufacturing and production of cell and gene therapies at Mustang’s cell and gene therapy manufacturing facility in Worcester, Massachusetts, for base consideration of $6 million in cash. An additional $5 million contingent payment, less certain severance obligations and payments, will be payable to Mustang if Mustang, within two years of the closing date, (i) completes an issuance of equity securities in an amount equal to or greater than $10.0 million after the closing and (ii) obtains consent of the landlord to the proposed lease transfer within two years of the closing date (see Note 19). Until the lease is transferred to uBriGene, Mustang will retain its facility lease and facility personnel, and will continue to occupy the leasehold premises and manufacture its lead product candidate, MB-106.
●	In May 2023, Mustang determined to discontinue development of its MB-102 (CD123), MB-103 (HER2), MB-104 (CS1) and MB-105 (PSCA) programs, comprising a portion of Mustang’s portfolio of CAR T therapies being developed by Mustang in partnership with City of Hope.
●	In July 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share of common stock priced at-the-market under Nasdaq rules, and a concurrent private placement of two series of warrants to purchase Checkpoint common stock, for total gross proceeds of approximately $10.0 million.

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

Accounting Pronouncements

As of June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements upon adoption.

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

Results of Operations

General

For the three months ended June 30, 2023 and 2022, we generated $17.4 million and $18.9 million, respectively, of net revenue, of which $17.2 million and $18.3 million, respectively, relates primarily to the sale of Journey branded and generic products and approximately $31,000 and $18,000, respectively, relates to Checkpoint’s collaborative agreements with TGTX. Collaboration revenue of $0.2 million and $0.6 million, respectively, recognized in the quarters ended June 30, 2023 and 2022 is a result of Cyprium’s agreement with Sentynl. Other revenue of approximately $0.2 million and $0.1 million in the quarters ended June 30, 2023 and 2022, respectively include Journey’s receipt of royalties from its exclusive out-licensing partner for Qbrexza in Japan, Maruho Co., Ltd. (“Maruho”).

As of June 30, 2023, we had an accumulated deficit of $680.5 million. While we may generate revenue in the future from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

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

For the three and six months ended June 30, 2023, research and development expenses were approximately $32.1 million and $67.4 million, respectively. Additionally, during the six months ended June 30, 2023, we expensed approximately $4.2 million in costs related to Avenue’s acquisition of a license from AnnJi Pharmaceutical Co. Ltd. (“AnnJi”).

Noncash, stock-based compensation expense included in research and development for the three months ended June 30, 2023 and 2022, was $0.5 million and $1.2 million, respectively. The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the three months ended June 30, 2023 and 2022, by entity:

					Six Months Ended
	Three Months Ended June 30,		% of total		June 30,		% of total
($ in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Research & Development
Fortress	$621	$573	1%	2%	$1,137	$1,361	2%	2%
Subsidiaries/Partner Companies:
Avenue	2,828	151	9%	1%	3,950	1,959	6%	3%
Checkpoint	13,945	12,053	43%	36%	29,771	26,723	44%	38%
JMC	1,774	2,609	6%	8%	3,807	3,875	5%	5%
Mustang	10,780	15,039	34%	45%	24,725	31,205	37%	45%
Other[1]	2,191	2,705	7%	8%	4,025	4,729	6%	7%
Total Research & Development Expense	$32,139	$33,130	100%	100%	$67,415	$69,852	100%	100%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent, and other general operating expenses not otherwise included in research and development expenses. For the three months ended June 30, 2023 and 2022, selling, general and administrative expenses were approximately $24.4 million and $29.0 million, respectively. Noncash, stock-based compensation expense included in selling, general and administrative expenses for the three months ended June 30, 2023 and 2022, was $3.7 million and $3.9 million, respectively.

The table below provides a summary of selling, general and administrative costs for the three months ended June 30, 2023 and 2022, by entity:

					Six Months Ended
	Three Months Ended June 30,		% of Total		June 30,		% of Total
($ in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Selling, General & Administrative
Fortress	$6,405	$7,944	26%	27%	$11,783	$13,553	24%	25%
Subsidiaries/Partner Companies:
Avenue	822	454	3%	2%	1,655	1,509	3%	3%
Checkpoint	1,753	1,987	7%	7%	3,764	3,909	8%	7%
JMC	12,142	15,127	51%	52%	25,433	29,946	51%	54%
Mustang	2,985	2,854	12%	10%	5,236	5,253	10%	9%
Other[1]	332	682	1%	2%	1,909	1,148	4%	2%
Total Selling, General & Administrative Expense	$24,439	$29,048	100%	100%	$49,780	$55,318	100%	100%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Comparison of three months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Revenue
Product revenue, net	$16,961	$18,235	$(1,274)	(7)%
Collaboration revenue	183	577	(394)	(68)%
Revenue – related party	31	18	13	74%
Other revenue	211	56	155	280%
Net revenue	17,386	18,886	(1,500)	(8)%

Operating expenses
Cost of goods sold – product revenue	7,767	7,633	134	2%
Research and development	32,139	33,130	(991)	(3)%
Research and development – licenses acquired	3	1	2	200%
Selling, general and administrative	24,439	29,048	(4,609)	(16)%
Asset impairment	3,143	—	3,143	100%
Total operating expenses	67,491	69,812	(2,321)	(3)%
Loss from operations	(50,105)	(50,926)	821	(2)%

Other income (expense)
Interest income	715	150	565	377%
Interest expense and financing fee	(6,425)	(3,154)	(3,271)	104%
Change in fair value of warrant liabilities	(512)	—	(512)	100%
Loss from deconsolidation of Aevitas	(3,369)	—	(3,369)	100%
Other income	395	—	395	100%
Total other expense	(9,196)	(3,004)	(6,192)	206%
Net Loss	(59,301)	(53,930)	(5,371)	10%

Less: net loss attributable to non-controlling interest	34,525	32,574	1,951	6%
Net loss attributable to Fortress	$(24,776)	$(21,356)	$(3,420)	16%

Net revenue decreased $1.5 million, or 8%, from the three months ended June 30, 2022 to the three months ended June 30, 2023 primarily due to the $1.3 million decrease in product revenue, net associated with lower unit volumes from Journey’s products: Targadox, Ximino and Exelderm, substantially driven by continued generic competition for Targadox. The decrease was offset by an increase in net product revenues from Journey’s four core products, Qbrexza, Accutane, Amzeeq and Zilxi due to increased unit volumes as a result of focused sales and marketing emphasis on these products.

Collaboration revenue as a result of Cyprium’s agreement with Sentynl decreased $0.4 million in the quarter ended June 30, 2023 due to the extended timeline for the Cyprium NDA submission.  Revenue-related party consists of patent fees related to Checkpoint’s collaborations with TGTX. Other revenue of approximately $0.2 million and $0.1 million for the quarter ended June 30, 2023 and 2022, respectively, consists of Journey’s royalty revenue associated with Qbrexza.

For the three months ended June 30, 2023 and 2022, Journey had $7.8 million or 46% of product revenue, and $7.6 million or 42% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products. The increase is predominantly related to increases in Journey’s inventory reserves for expired finished goods, raw materials, and inventory estimated to be in excess of anticipated usage.

Research and development expenses decreased $1.0 million or 3% from the three months ended June 30, 2022 to the three months ended June 30, 2023. The following table shows the change in research and development spending by Fortress and its subsidiaries and partner companies:

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Research & Development
Stock-based compensation
Fortress	$402	$460	$(58)	(13)%
Subsidiaries/Partner Companies:
Avenue	6	18	(12)	(67)%
Checkpoint	187	229	(42)	(18)%
JMC	31	—	31	100%
Mustang	(108)	443	(551)	(124)%
Other[1]	(1)	1	(2)	(200)%
Sub-total stock-based compensation expense	516	1,151	(635)	(55)%
Other Research & Development
Fortress	219	113	106	94%
Subsidiaries/Partner Companies:
Avenue	2,822	133	2,689	2,022%
Checkpoint	13,758	11,824	1,934	16%
JMC	1,743	2,609	(866)	(33)%
Mustang	10,888	14,596	(3,708)	(25)%
Other[1]	2,192	2,704	(512)	(19)%
Total Research & Development Expense	$32,139	$33,130	$(991)	(3)%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in stock-based compensation for the quarter ended June 30, 2023 is primarily due to Mustang’s decrease in stock based compensation of $0.6 million related to forfeitures.

Avenue’s increased research and development expense of $2.7 million is primarily related to the AJ201 clinical study expense increase of $2.6 million, and $0.1 million increase in BAER-101 pre-clinical study expense. The increased spending at Checkpoint of $1.9 million is attributable primarily to increased expenses related to Checkpoint’s commercial manufacturing costs and inventory build for cosibelimab of $4.6 million, supporting a potential 2024 product launch, offset by decreased clinical costs of $2.4 million related to Checkpoint’s product candidates, particularly the discontinued Conterno Study. Mustang’s decrease in research and development spending of $3.7 million is primarily attributable to decreased expenses of $1.4 million for third party clinical trial and sponsored research costs, $1.7 million for laboratory supplies, and $0.4 million for plasmids and vectors. JMC’s research and development expense decrease of $0.9 million is related to lower clinical trial expenses to develop DFD-29 as the Phase 3 trial is now completed. The increase at Avenue of $2.7 million is attributable to the increased spend related to the Phase 1b/2a clinical trial evaluating AJ201 for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy’s Disease. The first patient was dosed in July 2023.

General and administrative expenses decreased $4.6 million, or 16%, from the three months ended June 30, 2022 to the three months ended June 30, 2023. The following table shows the change in selling, general and administrative spending by entity:

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$2,279	$2,423	$(144)	(6)%
Subsidiaries/Partner Companies:
Avenue	21	25	(4)	(17)%
Checkpoint	380	500	(120)	(24)%
JMC	842	774	68	9%
Mustang	153	207	(54)	(26)%
Other[1]	25	1	24	2383%
Sub-total stock-based compensation expense	3,700	3,930	(230)	(6)%
Other Selling, General & Administrative
Fortress	4,126	5,521	(1,395)	(25)%
Subsidiaries/Partner Companies:
Avenue	801	429	372	87%
Checkpoint	1,373	1,487	(114)	(8)%
JMC	11,300	14,353	(3,053)	(21)%
Mustang	2,832	2,647	185	7%
Other[1]	307	681	(374)	(55)%
Total Selling, General & Administrative Expense	$24,439	$29,048	$(4,609)	(16)%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the quarter ended June 30, 2023, the decrease in selling, general and administrative expenses of $4.6 million, or 16%, is primarily attributable to Journey’s implementation of a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative,  Journey executed a headcount reduction to its salesforce and implemented marketing and other cost cuts.

Journey recorded a loss on the impairment of intangible assets of $3.1 million for the three-month period ended June 30, 2023 related to the impairment of the Ximino intangible asset. During the six-month period ended June 30, 2023, we experienced lower net product revenues and gross profit levels for the Ximino products.

The increase in other expense of $6.2 million from the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022 is due to the $3.3 million increase in interest expense and financing fees, which includes Mustang’s loss on extinguishment of their Runway debt of $2.8 million, and the loss on the deconsolidation of Aevitas of $3.4 million.

Net loss attributable to Fortress increased $3.4 million, or 16%, from a net loss of $21.4 million for the three months ended June 30, 2022 to a net loss of $24.8 million for the three months ended June 30, 2023.

Comparison of six months ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Revenue
Product revenue, net	$29,126	$39,031	$(9,905)	(25)%
Collaboration revenue	364	1,154	(790)	(68)%
Revenue – related party	66	70	(4)	(6)%
Other revenue	259	2,556	(2,297)	(90)%
Net revenue	29,815	42,811	(12,996)	(30.4)%

Operating expenses
Cost of goods sold – product revenue	14,216	15,836	(1,620)	(10)%
Research and development	67,415	69,852	(2,437)	(3)%
Research and development – licenses acquired	4,233	1	4,232	423200%
Selling, general and administrative	49,780	55,318	(5,538)	(10)%
Asset impairment	3,143	—	3,143	100%
Total operating expenses	138,787	141,007	(2,220)	(2)%
Loss from operations	(108,972)	(98,196)	(10,776)	11%

Other income (expense)
Interest income	1,751	292	1,459	500%
Interest expense and financing fee	(10,721)	(5,504)	(5,217)	95%
Change in fair value of warrant liabilities	6,166	—	6,166	100%
Loss from deconsolidation of Aevitas	(3,369)	—	(3,369)	100%
Other income	699	—	699	100%
Total other expense	(5,474)	(5,212)	(262)	5%
Net loss	(114,446)	(103,408)	(11,038)	11%

Less: net loss attributable to non-controlling interest	68,133	66,292	1,841	3%
Net loss attributable to Fortress	$(46,313)	$(37,116)	$(9,197)	25%

Net revenues decreased $13.0 million, or 30.4%, from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily due to lower unit volumes from Journey’s legacy products, Targadox, Ximino and Exelderm, substantially driven by continued generic competition for Targadox. In addition, the six-month period ended June 30, 2023 was negatively impacted by higher gross-to-net allowances for coupon rebates as a result of higher deductible rate resets, which occur at the beginning of each year, higher managed care rebates due to higher managed care program costs, higher product returns from higher-than-anticipated returns from the Dermira product lots purchased in 2021 for Qbrexza, and higher government rebates from increases in state rebate programs.

Collaboration revenue as a result of Cyprium’s agreement with Sentynl decreased $0.8 million for the six months ended June 30, 2023.  Other revenue decreased $2.3 million or 90% due to a milestone payment to Journey from their exclusive licensing partner in Japan, Maruho for marketing approval in Japan. Revenue - related party consists of reimbursement of patent fees related to Checkpoint’s collaborations with TGTX.

Cost of goods sold decreased by $1.6 million, or 10%, from the six months ended June 30, 2022 to the six months ended June 30, 2023 due to lower sales and a decrease in the Journey product royalties related to Qbrexza from a contractual decrease in the royalty rate occurring in May 2022. In addition, the six months ended June 30, 2022 included an inventory step-up of $0.3 million for inventory units sold related to the finished goods for Amzeeq and Zilxi acquired from Vyne in January 2022.

Research and development expenses decreased $2.4 million or 3% from the six months ended June 30, 2022 to the six months ended June 30, 2023. The following table shows the change in research and development spending by Fortress and its partner companies:

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Research & Development
Stock-based compensation
Fortress	$799	$843	$(44)	(5)%
Partner Companies:
Avenue	6	289	(283)	(98)%
Checkpoint	577	476	101	21%
JMC	64	—	64	100
Mustang	18	960	(942)	(98)%
Other[1]	—	3	(3)	(101)%
Sub-total stock-based compensation expense	1,464	2,571	(1,107)	(179)%
Other Research & Development
Fortress	338	518	(180)	(35)%
Partner Companies:
Avenue	3,944	1,670	2,274	136%
Checkpoint	29,194	26,247	2,947	11%
JMC	3,743	3,875	(132)	(3)%
Mustang	24,707	30,245	(5,538)	(18)%
Other[1]	4,025	4,726	(701)	(15)%
Total Research & Development Expense	$67,415	$69,852	$(2,436)	(3)%

Note 1:	Includes the following partner companies: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in stock-based compensation for the six months ended June 30, 2023 is primarily due to forfeitures at Mustang and the effect of lower stock prices.

The increase of $2.3 million of research and development expense at Avenue is primarily associated with an increase of $3.5 million in AJ201 clinical study expenses offset by a decrease of $0.9 million in IV tramadol advisory committee preparation and costs and $0.2 million in bonus costs. The increased spending at Checkpoint of $2.9 million is attributable primarily to Checkpoint’s commercial manufacturing costs and inventory build for cosibelimab of $1.1 million, supporting a potential 2024 product launch, offset by decreased clinical costs of $3.5 million related to Checkpoint’s product candidates, particularly the discontinued Conterno Study. Mustang’s decrease in research and development spending of $5.5 million is primarily attributable to decreased expenses of $2.6 million for third party clinical trial costs, $2.2 million for lab supplies, $1.1 million for plasmid manufacturing costs offset by increases in outside services of $0.5 million and rent of $0.4 million.

General and administrative expenses decreased $5.5 million, or 10%, from the six months ended June 30, 2022 to the six months ended June 30, 2023. The following table shows the change in general and administrative spending by Fortress and its partner companies.

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$4,726	$4,801	$(75)	(2)%
Partner Companies:
Avenue	32	323	(291)	(90)%
Checkpoint	959	1,028	(69)	(7)%
JMC	1,455	1,547	(92)	(5)%
Mustang	262	354	(92)	(26)%
Other[1]	50	20	30	160%
Sub-total stock-based compensation expense	7,484	8,073	(589)	(7)%
Other Selling, General & Administrative
Fortress	7,056	8,752	(1,696)	(19)%
Partner Companies:
Avenue	1,623	1,186	437	37%
Checkpoint	2,805	2,881	(76)	(3)%
JMC	23,978	28,399	(4,421)	(16)%
Mustang	4,974	4,899	75	2%
Other[1]	1,860	1,128	732	65%
Total Selling, General & Administrative Expense	$49,780	$55,318	$(5,538)	(10)%

Note 1:	Includes the following partner companies: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the six months ended June 30, 2023, the decrease in general and administrative expenses of $5.5 million, or 10%, is primarily attributable to attributable to Journey’s implementation of a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, Journey executed a headcount reduction to its salesforce and implemented marketing and other cost cuts.

Journey recorded a loss on the impairment of intangible assets of $3.1 million for the three-month period ended June 30, 2023 related to the impairment of the Ximino intangible asset. During the six-month period ended June 30, 2023, we experienced lower net product revenues and gross profit levels for the Ximino products.

Total other expense increased $0.3 million, or 5%, from expense of $5.2 million for the six months ended June 30, 2022 to expense of $5.5 million for the six months ended June 30, 2023, primarily due to the increase in interest expense and financing fees of $5.2 million, inclusive of Mustang’s loss from extinguishment of their Runway debt of $2.8 million, and the loss from the deconsolidation of Aevitas of $3.4 million, offset by the change in fair value of warrant liabilities of $6.2 million and the increase in interest income of $1.5 million.

Net loss attributable to Fortress increased $9.2 million, or 25%, from a net loss of $37.1 million for the six months ended June 30, 2022 to a net loss of $46.3 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sales of subsidiaries/partner companies, royalty financings, or through other sources of financing; the rising interest rate environment may cause the Company to pay more interest on its various debt instruments, which could lead to higher operating expenses.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

Components of cash flows from publicly-traded partner companies comprise:

	For the Six Months Ended June 30, 2023
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(17,079)	$(6,238)	$(26,007)	$3,013	$(30,200)	$(76,511)
Investing activities	(5)	(2,000)	—	(5,000)	(34)	(7,039)
Financing activities	10,668	3,101	21,360	(13,036)	(30,287)	(8,194)
Net increase in cash and cash equivalents and restricted cash	$(6,416)	$(5,137)	$(4,647)	$(15,023)	$(60,521)	$(91,744)

	For the Six Months Ended June 30, 2022
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(18,255)	$(2,873)	$(30,837)	$(2,416)	$(33,864)	$(88,284)
Investing activities	(4)	—	—	(20,000)	(1,640)	(21,644)
Financing activities	1,234	—	6,989	11,477	33,255	52,955
Net increase in cash and cash equivalents and restricted cash	$(17,025)	$(2,873)	$(23,848)	$(10,939)	$(2,249)	$(56,973)

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

	Six Months Ended June 30,
($ in thousands)	2023	2022	Change
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(76,511)	$(88,284)	$11,773
Investing activities	(7,039)	(21,644)	14,605
Financing activities	(8,194)	52,955	(61,149)
Net increase in cash and cash equivalents and restricted cash	$(91,744)	$(56,973)	$(34,771)

Operating Activities

Net cash used in operating activities decreased $9.6 million from the six months ended June 30, 2022, as compared to the six months ended June 30, 2023. The decrease is due to the increase of $11.1 million in net loss, $6.2 million increase in the change in the fair value of subsidiaries/partner companies’ warrant liabilities, offset by the $16.4 million decrease in cash resulting from changes in accounts receivable and $2.1 million from inventory, $3.4 million loss from the deconsolidation of Aevitas, and $2.8 million used for Mustang’s loss on extinguishment of debt.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2022 of $21.6 million, as compared to $7.0 million of cash used in investing activities for the three months ended June 30, 2023 is a $14.6 million change in cash flows from investing activities. The change is primarily due to JMC’s $20.0 million acquisition of the products acquired from VYNE Therapeutics, Inc. during 2022 and $1.6 million used in the purchase of property and equipment for the six months ended June 30, 2022 as compared to $5.0 million used in investing activities for the six months ended June 30, 2023 for the deferred cash payment made to VYNE related to the acquisition of Amzeeq and Zilxi and $2.0 million used for the purchase of research and development licenses for the payment Avenue made to AnnJi.

Financing Activities

Net cash provided by financing activities was $53.0 million for the six months ended June 30, 2022, compared to $8.2 million of net cash used by financing activities for the six months ended June 30, 2023, a decrease of $61.1 million. During the six months ended June 30, 2023, cash used by partner companies to pay off debt totaled $43.3 million, offset by net proceeds from subsidiaries’/partner companies’ sale of stock and warrants of $24.5 million and $13.3 million in proceeds from the Company’s registered direct offering.

We fund our operations through cash on hand, the sale of equity and debt securities, from the sales of subsidiaries/partner companies, and from the proceeds resulting from the exercise of warrants and stock options. At June 30, 2023, we had cash and cash equivalents of $78.0 million, of which $45.4 million relates to Fortress and the private subsidiaries, primarily funded by Fortress, $7.4 million relates to Checkpoint, $15.4 million relates to Mustang, $8.2 million relates to Journey, and $1.6 million relates to Avenue. Restricted cash at June 30, 2023 was $11.2 million, of which $8.8 million related to JMC, $1.2 million relates to Fortress, $0.8 million relates to Mustang, and $0.4 million relates to Cyprium.

Sources of Liquidity

Stock Offerings and At-The-Market Share Issuances

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the “2021 Shelf”). Approximately $108.3 million of securities remain available for sale under the 2021 Shelf as of June 30, 2023.

On May 18, 2020, the Company filed a shelf registration statement (File No. 333-238327) on Form S-3, which was declared effective on May 26, 2020 (the “2020 Shelf”) and expired on May 26, 2023. In connection with the 2020 Shelf, the Company entered into an At Market Issuance Sales Agreement (“Fortress ATM”), governing potential sales of the Company’s Common Stock. On May 26, 2023, the Fortress ATM was amended to reflect potential future sales under the 2021 Shelf.

For the six months ended June 30, 2023, the Company issued approximately 1.6 million shares at an average price of $0.75 for gross proceeds of $1.2 million pursuant to the Fortress ATM. For the six months ended June 30, 2022, the Company issued approximately 3.5 million shares at an average price of $1.63 for gross proceeds of $5.7 million pursuant to the Fortress ATM.

On February 10, 2023, the Company completed a registered direct offering of Common Stock pursuant to which it issued and sold 16,642,894 shares of its Common Stock at a purchase price of $0.835 per share and secured approximately $13.3 million in net proceeds after deducting estimated offering expenses.

On October 23, 2020, Mustang filed a shelf registration statement (File No. 333-249657) on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Through the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of June 30, 2023, approximately $8.0 million of the Mustang 2020 S-3 remains available for sales of securities, subject to the general instructions on Form S-3 known as the “baby shelf rules,’ which limit the amount of securities it can sell under its registration statements.

On April 23, 2021, Mustang filed a shelf registration statement (File No. 333-255476) on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Through the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of June 30, 2023, there have been no sales of securities under the Mustang 2021 S-3.

The Checkpoint 2020 S-3 is a shelf registration statement (File No. 333-251005) filed by Checkpoint in November 2020 that was declared effective in December 2020, through which Checkpoint may sell up to $100 million of its securities. At June 30, 2023, approximately $8.7 million of the Checkpoint shelf remains available for sale through this Checkpoint Form S-3. As of June 30, 2023, approximately $120.9 million of securities under the Checkpoint 2023 S-3 remain available for sale.

In May 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share in a registered direct offering. In addition, the offering includes 1,606,269 shares of common stock in the form of pre-funded warrants at a price of $3.0709, Series A warrants to purchase up to 3,256,269 shares of common stock, and Series B warrants to purchase up to 3,256,269 shares of common stock. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs.

In April 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of Checkpoint common stock at a purchase price of $3.60 per share of Checkpoint common stock and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of Checkpoint common stock and Series B warrants to purchase up to 1,700,000 shares of Checkpoint common stock.

On December 30, 2022, Journey filed a shelf registration statement (File No. 333-269079) on Form S-3 (the “Journey 2022 S-3”), which was declared effective on January 23, 2023. Through the Journey 2022 S-3, Journey may sell up to a total of $150 million of its securities. As of June 30, 2023, there have been no sales of securities under the Journey 2022 S-3. In connection with the Journey 2022 S-3, Journey entered into an At Market Issuance Sales Agreement governing potential sales of up to 4,900,000 shares of Journey’s Common Stock.

In January 2023, Avenue entered into an agreement with a single institutional investor for the registered direct offering and sale of 448,000 shares of common stock at $1.55 per share and pre-funded warrants to purchase 1,492,299 shares of common stock at a price of $1.549 per share. In a concurrent private placement, Avenue also agreed to issue to the same investor a total of 1,940,299 warrants to purchase up to one share of common stock each at an exercise price of $1.55 per share at a purchase price of $0.125 per warrant. Avenue received $2.8 million in net proceeds after deducting estimated offering expenses.

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

During the six months ended June 30, 2023, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2022 Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended June 30, 2023. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.  In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation

Future revenue based on sales of Journey’s dermatology products, especially Qbrexza, Amzeeq, Zilxi, Ximino, Targadox, Accutane, and Exelderm, may be lower than expected or lower than in previous periods.

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

We face challenges as Journey’s products face generic competition and/or losses of exclusivity.

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

A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Four of Journey’s marketed products, Qbrexza, Amzeeq, Zilxi and Ximino, as well as DFD-29, currently have patent protection. Three of Journey’s marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection.

Accutane currently competes in the Isotretinoin market with five other therapeutically equivalent A/3B rated products. Targadox currently competes with one therapeutically equivalent A/B rated generic product. Exelderm may face AB rated generic competition in the future.

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

Additionally, we have agreed in the past, and may agree in the future, to act as guarantor in connection with equity or debt raises by our partner companies, including with respect to Company’s obligation to issue Fortress Common Stock as dividends on the Urica Therapeutics, Inc. 8% Cumulative Convertible Class B Preferred Stock and the Company’s obligation to issue shares of the Series A Preferred Stock in the event of certain exchanges of the Cyprium Therapeutics, Inc. 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (see Note 9 and 15 to the Unaudited Condensed Consolidated Financial Statements herein). Under these and other future similar obligations, we may become obligated either to pay what could be a significant amount of cash or issue what could be a significant number of shares of Fortress Common Stock or perpetual preferred stock if certain events occur or do not occur, which could lead to a depletion of resources or dilution to our Common Stock, or both.

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

4.1	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 16, 2023).

10.1

Amendment to the Fortress Biotech, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 23, 2023).#

10.2

Amendment to the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 23, 2023).#

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

*  Filed herewith.

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2023	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 14, 2023	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)