Form 10-Q
period 2023-09-30
Fortress Biotech, Inc.
filed 2023-11-14
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of November 10, 2023
Common Stock, $0.001 par value	8,942,751
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and the applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	If we raise additional capital by issuing equity or equity-linked securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, Ximino (until September 2023), and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Qbrexza, Amzeeq, Zilxi and Ximino (until September 2023), as well as DFD-29, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, currently have patent protection. Three of Journey’s marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of Journey’s products for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.

●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We may act as guarantor and/or indemnitor of certain obligations of our subsidiaries and partner companies, which could require us to pay substantial amounts based on damages incurred by such entities.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”), such as the Paragraph IV certification made by Perrigo pertaining to the patents covering Qbrexza, and subsequently, Amzeeq, and Zilxi, three products being commercialized by our partner company Journey. Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our products are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

General and Other Risks

●	If we fail to comply with the continued listing standards of Nasdaq, our common stock could be delisted from the exchange.

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$72,307	$178,266
Accounts receivable, net	7,989	28,208
Inventory	11,024	14,159
Other receivables - related party	165	138
Prepaid expenses and other current assets	6,341	9,661
Total current assets	97,826	230,432

Property, plant and equipment, net	6,854	13,020
Operating lease right-of-use asset, net	17,507	19,991
Restricted cash	2,438	2,688
Intangible asset, net	21,102	27,197
Other assets	4,822	973
Total assets	$150,549	$294,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$81,406	$97,446
Income taxes payable	84	—
Common stock warrant liabilities	5,430	13,869
Operating lease liabilities, short-term	2,413	2,447
Partner company convertible preferred shares, short-term, net	3,797	2,052
Partner company line of credit	—	2,948
Partner company installment payments - licenses, short-term, net	3,000	7,235
Other short-term liabilities	1,221	1,718
Total current liabilities	97,351	127,715

Notes payable, long-term, net	45,791	91,730
Operating lease liabilities, long-term	18,944	21,572
Partner company installment payments - licenses, long-term, net	—	1,412
Other long-term liabilities	1,706	1,847
Total liabilities	163,792	244,276

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 8,937,587 and 7,366,283 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	7
Additional paid-in-capital	702,253	675,944
Accumulated deficit	(685,591)	(634,233)
Total stockholders' equity attributed to the Company	16,674	41,721

Non-controlling interests	(29,917)	8,304
Total stockholders' equity (deficit)	(13,243)	50,025
Total liabilities and stockholders' equity (deficit)	$150,549	$294,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Product revenue, net	$15,279	$16,043	$44,405	$55,074
Collaboration revenue	182	364	546	1,518
Revenue - related party	31	48	97	118
Other revenue	19,260	73	19,519	2,629
Net revenue	34,752	16,528	64,567	59,339

Operating expenses
Cost of goods sold - product revenue	6,429	7,221	20,645	23,057
Research and development	20,288	29,855	87,702	99,707
Research and development - licenses acquired	60	47	4,293	48
Selling, general and administrative	21,733	30,139	71,512	85,457
Asset impairment	—	—	3,143	—
Total operating expenses	48,510	67,262	187,295	208,269
Loss from operations	(13,758)	(50,734)	(122,728)	(148,930)

Other income (expense)
Interest income	547	419	2,296	711
Interest expense and financing fee	(2,534)	(3,393)	(13,255)	(8,897)
Change in fair value of warrant liabilities	4,542	—	10,708	—
Other income (expense)	620	648	(2,049)	648
Total other income (expense)	3,175	(2,326)	(2,300)	(7,538)
Loss before income tax expense	(10,583)	(53,060)	(125,028)	(156,468)

Income tax expense	141	—	142	—
Net loss	(10,724)	(53,060)	(125,170)	(156,468)

Net loss attributable to non-controlling interests	5,679	30,549	73,812	96,841
Net loss attributable to Fortress	(5,045)	(22,511)	(51,358)	(59,627)

Preferred A dividends declared and paid	(2,008)	(2,008)	(6,024)	(6,024)
Net loss attributable to common stockholders	$(7,053)	$(24,519)	$(57,382)	$(65,651)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.94)	$(4.11)	$(7.94)	$(11.15)

Weighted average common shares outstanding - basic and diluted	7,498,653	5,961,663	7,231,004	5,886,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2023

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity (Deficit)
Balance as of June 30, 2023	3,427,138	$3	8,777,157	$9	$23	$699,020	$(680,546)	$(34,452)	$(15,943)
Stock-based compensation expense	—	—	—	—	—	4,377	—	—	4,377
Issuance of common stock related to equity plans	—	—	28,112	—	—	—	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	117,578	—	—	837	—	—	837
Common shares issued for dividend on partner company's convertible preferred shares	—	—	14,740	—	(23)	91	—	—	68
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner companies' offerings, net	—	—	—	—	—	9,261	—	—	9,261
Partner company’s at-the-market offering, net	—	—	—	—	—	160	—	—	160
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	90	—	—	90
Partner company’s dividends declared and paid	—	—	—	—	—	(185)	—	—	(185)
Partner company’s exercise of options for cash	—	—	—	—	—	21	—	—	21
Dissolution of subsidiary non-controlling interests	—	—	—	—	—	—	—	802	802
Non-controlling interest in partner companies	—	—	—	—	—	(9,412)	—	9,412	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(5,679)	(5,679)
Net loss attributable to common stockholders	—	—	—	—	—	—	(5,045)	—	(5,045)
Balance as of September 30, 2023	3,427,138	$3	8,937,587	$9	$—	$702,253	$(685,591)	$(29,917)	$(13,243)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2022

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of June 30, 2022	3,427,138	$3	7,181,175	$7	$—	$661,792	$(584,579)	$70,479	$147,702
Stock-based compensation expense	—	—	—	—	—	6,837	—	—	6,837
Issuance of common stock related to equity plans	—	—	20,488	—	—	—	—	—	—
Issuance of common stock for at-the-market offering, net	—	—	15,625	—	—	223	—	—	223
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s at-the-market offering, net	—	—	—	—	—	1,717	—	—	1,717
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	90	—	—	90
Partner company’s dividends declared and paid	—	—	—	—	—	(188)	—	—	(188)
Reversal of partner company’s common shares for research and development expenses	—	—	—	—	—	8	—	—	8
Partner company’s exercise of options for cash	—	—	—	—	—	31	—	—	31
Non-controlling interest in partner companies	—	—	—	—	—	249	—	(249)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(30,549)	(30,549)
Net loss attributable to common stockholders	—	—	—	—	—	—	(22,511)	—	(22,511)
Balance as of September 30, 2022	3,427,138	$3	7,217,288	$7	$—	$668,751	$(607,090)	$39,681	$101,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2023

	Series A						Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2022	3,427,138	$3	7,366,283	$7	$675,944	$(634,233)	$8,304	$50,025
Stock-based compensation expense	—	—	—	—	13,325	—	—	13,325
Issuance of common stock related to equity plans	—	—	211,969	—	—	—	—	—
Issuance of common stock for public offering, net	—	—	1,109,525	1	13,154	—	—	13,155
Issuance of common stock for at-the-market offering, net	—	—	224,003	1	2,004	—	—	2,005
Common shares issued for dividend on partner company's convertible preferred shares	—	—	25,807	—	199	—	—	199
Preferred A dividends declared and paid	—	—	—	—	(6,024)	—	—	(6,024)
Partner companies' offerings, net	—	—	—	—	31,238	—	—	31,238
Partner companies' at-the-market offering, net	—	—	—	—	160	—	—	160
Partner company’s exercise of options for cash	—	—	—	—	24	—	—	24
Issuance of common stock under partner company’s ESPP	—	—	—	—	178	—	—	178
Partner company’s dividends declared and paid	—	—	—	—	(556)	—	—	(556)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	1,233	—	—	1,233
Warrants	—	—	—	—	272	—	—	272
Deconsolidation/dissolution of subsidiary non-controlling interests	—	—	—	—	—	—	6,693	6,693
Non-controlling interest in partner companies	—	—	—	—	(28,898)	—	28,898	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(73,812)	(73,812)
Net loss attributable to common stockholders	—	—	—	—	—	(51,358)	—	(51,358)
Balance as of September 30, 2023	3,427,138	$3	8,937,587	$9	$702,253	$(685,591)	$(29,917)	$(13,243)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2022

	Series A					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2021	3,427,138	$3	6,762,367	$7	$656,127	$(547,463)	$117,203	$225,877
Stock-based compensation expense	—	—	—	—	17,481	—	—	17,481
Issuance of common stock related to equity plans	—	—	196,913	—	—	—	—	—
Issuance of common stock under ESPP	—	—	9,030	—	99	—	—	99
Issuance of common stock for at-the-market offering, net	—	—	248,978	—	5,750	—	—	5,750
Preferred A dividends declared and paid	—	—	—	—	(6,024)	—	—	(6,024)
Partner companies' at-the-market offering, net	—	—	—	—	16,193	—	—	16,193
Partner company’s exercise of options for cash	—	—	—	—	142	—	—	142
Issuance of common stock under partner company’s ESPP	—	—	—	—	206	—	—	206
Partner company’s dividends declared and paid	—	—	—	—	(563)	—	—	(563)
Partner company’s net settlement of shares withheld for taxes	—	—	—	—	(1,698)	—	—	(1,698)
Reversal of partner company’s common shares for research and development expenses	—	—	—	—	(27)	—	—	(27)
Partner company’s warrants issued in conjunction with debt	—	—	—	—	384	—	—	384
Non-controlling interest in partner companies	—	—	—	—	(19,319)	—	19,319	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(96,841)	(96,841)
Net loss attributable to common stockholders	—	—	—	—	—	(59,627)	—	(59,627)
Balance as of September 30, 2022	3,427,138	$3	7,217,288	$7	$668,751	$(607,090)	$39,681	$101,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(125,170)	$(156,468)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,853	2,286
(Gain) loss on sale of property and equipment	(1,351)	255
Bad debt expense	492	10
Amortization of debt discount	2,524	1,500
Accretion of partner company convertible preferred shares	687	—
Non-cash interest	353	619
Loss on extinguishment of debt	2,796	—
Amortization of acquired intangible assets	2,952	3,050
Reduction in the carrying amount of operating lease right-of-use assets	1,561	1,425
Stock-based compensation expense	13,325	17,481
Issuance (reversal) of partner company’s common shares for research and development expenses	1,233	(27)
Common shares issued/issuable for dividend on partner company's convertible preferred shares	199	—
Change in fair value of partner companies' warrant liabilities	(10,708)	—
Research and development - licenses acquired, expense	3,060	40
Loss from deconsolidation/dissolution of subsidiaries	4,127	—
Asset impairment loss	3,143	—
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	19,727	(5,431)
Inventory	3,135	673
Other receivables - related party	(27)	525
Prepaid expenses and other current assets	3,217	1,339
Other assets	(1,107)	(77)
Accounts payable and accrued expenses	(17,018)	4,410
Deferred revenue	—	(1,518)
Income taxes payable	84	13
Lease liabilities	(1,739)	(1,522)
Other long-term liabilities	(638)	(140)
Net cash used in operating activities	(93,290)	(131,557)

Cash Flows from Investing Activities:
Purchase of research and development licenses	(3,000)	(40)
Purchase of property and equipment	(35)	(2,624)
Proceeds from sale of property and equipment	6,000	127
Other	(5)	—
Acquired intangible assets	(5,000)	(20,000)
Net cash used in investing activities	(2,040)	(22,537)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(6,024)	$(6,024)
Proceeds from issuance of common stock for public offering, net	13,248	—
Proceeds from issuance of common stock for at-the-market offering, net	2,056	5,750
Proceeds from issuance of common stock under ESPP	—	99
Proceeds from partner companies' ESPP	178	206
Partner company’s dividends declared and paid	(556)	(563)
Proceeds from partner companies' sale of stock and warrants, net	33,805	(371)
Proceeds from partner companies' at-the-market offering, net	160	16,193
Proceeds from exercise of partner companies’ equity grants	24	142
Partner company’s net settlement of shares withheld for taxes	—	(1,698)
Payment of partner company's deferred financing cost	—	(119)
Repayment of partner company installment payments - licenses	(1,000)	(3,000)
Proceeds from partner company convertible preferred shares	854	—
Payment of debt issuance costs associated with partner company convertible preferred shares	(210)	(214)
(Repayment of) Proceeds from partner company long-term debt, net	(91)	47,112
Repayment of partner company long-term debt	(50,375)	—
Proceeds from partner company's line of credit	28,000	—
Repayment of partner company's line of credit	(30,948)	(812)
Net cash (used in) provided by financing activities	(10,879)	56,701
Net decrease in cash and cash equivalents and restricted cash	(106,209)	(97,393)
Cash and cash equivalents and restricted cash at beginning of period	180,954	307,964
Cash and cash equivalents and restricted cash at end of period	$74,745	$210,571

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,590	$6,595
Cash paid (refunded) for income taxes	$(17)	$1,462

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$—	$3
Unpaid fixed assets	$—	$21
Partner company's unpaid intangible assets	$—	$4,740
Unpaid partner company’s debt offering cost	$—	$1,050
Unpaid partner company’s offering cost	$575	$—
Partner company derivative warrant liability associated with partner company convertible preferred shares	$33	$—
Warrants	$—	$384
Unpaid at-the-market offering cost	$50	$—
Prepaid public offering cost	$94	$—
Unpaid research and development licenses acquired	$60	$—

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

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, four partner companies are publicly-traded, and three subsidiaries have consummated strategic partnerships with industry leaders, including AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”).

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Avenue Therapeutics, Inc. (Nasdaq: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic”, a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”).

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

Reverse Stock Split

On October 9, 2023 Fortress filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-15 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was approved on August 10, 2023 by the Company’s Board of Directors and by the Company’s stockholders at a special meeting held on October 9, 2023, with the authorization to determine the final ratio (within a specified range) having been granted to the Company’s Board of Directors. As a result of the Reverse Stock Split, every 15 shares of the Company’s pre-reverse split Common Stock was combined and reclassified as one share of Common Stock. The proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as the result of payment for fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of Common Stock received a cash payment in lieu thereof.

The Reverse Stock Split became effective, and commenced trading on Nasdaq on a post-split basis, on October 10, 2023. The Company’s post-reverse split Common Stock has a new CUSIP number, 34960Q307, but the par value and other terms of the Common Stock were not affected by the Reverse Stock Split.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at October 10, 2023, which resulted in a proportional decrease in the number of shares of the Company’s Common Stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to a fraction of one share received a proportional cash payment.

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company’s current cash and cash equivalents, including $8.9 million, net, raised from the sale of common stock and warrants on November 14, 2023, are sufficient to fund operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sales of subsidiaries/partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 (the “Securities Act”) and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

The Company’s unaudited condensed consolidated financial statements include the results of the Company’s subsidiaries for which it has voting control but does not own 100% of the outstanding equity of the subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, but retains voting control, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations and presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets. All intercompany income and/or expense items are eliminated entirely in consolidation prior to the allocation of net gain/loss attributable to non-controlling interest, which is based on ownership interests as calculated quarterly for each subsidiary.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of September 30, 2023 and December 31, 2022, the Company had $2.4 million and $2.7 million, respectively, of restricted cash representing pledges to secure debt obligations and letters of credit in connection with certain office leases, and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows at September 30, 2023 and 2022:

	September 30,
	2023	2022
Cash and cash equivalents	$72,307	$208,351
Restricted cash	2,438	2,220
Total cash and cash equivalents and restricted cash	$74,745	$210,571

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Form 10-K, other than the following:

Non-Controlling Interests

The Company records net loss attributable to non-controlling interests in its consolidated statements of operations and presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets. All intercompany income and/or expense items are eliminated entirely in consolidation prior to the allocation of net gain/loss attributable to non-controlling interest, which is based on a quarterly calculation of ownership interests for each relevant subsidiary.

Subsidiary preferred shares and Class A common shares, if issued, are included in the ownership calculation on a 1:1 basis consistent with how the relevant contractual agreements provide for the allocation and distribution of earnings. These shares, if any, are convertible at Fortress’ election on a 1:1 basis into common stock (with adjustments for stock splits, if any) and upon conversion would have the same voting rights as the common stock. Only preferred stock and Class A common stock held by Fortress have majority voting rights, which rights would terminate upon conversion into common stock. The Company allocates the subsidiaries’ net loss/income to the non-controlling interest on a quarterly basis, and the calculation of non-controlling interest ownership percentage is determined as the average of the prior quarter and the current quarter’s non-controlling ownership interest.

The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of subsidiaries and/or partner companies.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

As of September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that would materially affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

3. Asset Purchase Agreements

Aevitas

Agreement with 4D Molecular Therapeutics (“4DMT”)

On April 21, 2023, Aevitas entered into an Asset Purchase Agreement (the “4DMT APA”) with 4DMT under which 4DMT acquired Aevitas' proprietary rights to its short-form human complement factor H (“sCFH”) asset for the treatment of complement-mediated diseases. Under the terms of the 4DMT APA, 4DMT will make cash payments totaling up to $140 million if certain late-stage development, regulatory and sales milestones are met with respect to sCFH. A range of single-digit royalties on net sales are also payable. The aforementioned payments are payable solely to Aevitas, and 4DMT will be responsible for license payment obligations to the licensor of sCFH, University of Pennsylvania. 4DMT is not a related party to the Company and has assumed all ongoing development costs. The fair value of the interest in Aevitas retained by the Company is based on the risk-adjusted present value of the aforementioned potential cash payments (see Note 6, Fair Value Measurements).

In connection with the 4DMT APA, the preferred shares of Aevitas held by the Company converted to Aevitas common shares, at which point the Company no longer maintained voting control of Aevitas. As a result, the Company deconsolidated its holdings in Aevitas. In connection with this transaction, the Company recorded a loss on deconsolidation of Aevitas on its condensed consolidated financial statements during the nine months ended September 30, 2023.

The Company recognized the following related to the deconsolidation of Aevitas:

Nine Months Ended September 30,
($ in thousands)	2023
Fair value of interests retained	$2,585
Non-controlling interest share	(5,891)
Other	(63)
Loss from deconsolidation of subsidiary	$(3,369)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Mustang

Agreements with uBriGene (Boston) Biosciences, Inc. (“uBriGene”)

On May 18, 2023, Mustang entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with uBriGene, as amended by a first amendment thereto, dated June 29, 2023, and further amended by a second amendment thereto, dated as of July 28, 2023 (collectively the “Amended Asset Purchase Agreement”), pursuant to which Mustang agreed, subject to the terms and conditions therein, to sell its leasehold interest in its cell processing facility located in Worcester, MA (the “Facility”) and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene. On July 28, 2023, (the “Closing Date”), pursuant to the terms and conditions of the Amended Asset Purchase Agreement, Mustang completed the sale of Mustang’s assets primarily relating to the manufacturing and production of cell and gene therapies to uBriGene for base consideration of $6.0 million. Mustang recorded a gain of $1.4 million in connection with the sale of the assets for the three and nine months ended September 30, 2023, and recorded approximately $0.3 million of the base consideration as deferred income, to be recognized upon the transfer of the lease. Certain assets, including Mustang’s lease of the Facility and related contracts did not transfer to uBriGene on the Closing date. uBriGene will be obligated to pay to Mustang a contingent amount of $5.0 million less certain severance obligations and payments payable in connection with the transfer of certain contracts related to the transferred assets, if Mustang, within two years of the closing date: (i) completes one or more issuances of equity securities in an aggregate gross amount equal to or greater than $10.0 million after the closing and (ii) obtains consent of the landlord to the proposed lease transfer within two years after the closing date. The lease transfer would include leasehold improvements with a book value at September 30, 2023 of $3.5 million.

The Asset Purchase Agreement contemplates that Mustang will seek to procure the consent and approval of the landlord of the Facility, WCS-377 Plantation Street, Inc. (the “Landlord”), and the Landlord informed Mustang that it will not consider the lease transfer request until receipt of the final determination letter from with the U.S. Committee on Foreign Investment in the United States (“CFIUS”), although there can be no guarantee that, even if CFIUS does approve the below-described Facility Transaction, the Landlord will approve the lease transfer. In connection with the sale of its leasehold interest in the Facility and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility (the “Facility Transaction”) to uBriGene and an indirect, wholly owned subsidiary of UBriGene (Jiangsu) Biosciences Co., Ltd., a Chinese contract development and manufacturing organization, Mustang and uBriGene previously submitted a voluntary notice with CFIUS. Following an initial 45-day review period and subsequent 45-day investigation period, on November 13, 2023, CFIUS requested Mustang and uBriGene to withdraw and re-file their joint voluntary notice to allow more time for review and discussion regarding the nature and extent of national security risk posed by the Transaction, and whether and to what extent mitigation of risk would be feasible.  Upon CFIUS’s request, Mustang and uBriGene submitted a request to withdraw and re-file their joint voluntary notice to CFIUS, and on November 13, 2023, CFIUS granted this request, accepting the joint voluntary notice and commenced a new 45-day review period commencing on November 14, 2023, which may be followed by a further 45-day investigation period. Unless and until the lease is transferred to uBriGene, Mustang will retain its Facility lease and Facility personnel, and will continue to occupy the leasehold premises and manufacture there its lead product candidates, including MB-106, pursuant to the arrangements described under a manufacturing services agreement and a sub-contracting CDMO (contract development and manufacturing organization) agreement.

As contemplated by the Amended Asset Purchase Agreement, on the Closing Date, Mustang and uBriGene entered into a Manufacturing Services Agreement (the “Manufacturing Services Agreement”). Under the Manufacturing Services Agreement, Mustang contracted uBriGene to manufacture Mustang’s lead product candidates, including MB-106, and Mustang committed to spend at least $8 million over a period of two years after the closing of the transaction to purchase manufacturing and related services (the “Manufacturing Services”) from uBriGene (the “Minimum Commitment”). Mustang paid uBriGene 25% of the Minimum Commitment at the time of signing of the Manufacturing Services Agreement and will pay the remainder of the Minimum Commitment over the following two years. Subject to Mustang’s payment of its Minimum Commitment, uBriGene will provide to Mustang a manufacturing rebate, payable in cash at the end of the second year of the Manufacturing Services Agreement term, for any amounts paid for Manufacturing Services in excess of the Minimum Commitment (but in no event will such rebate exceed $3 million). In connection with the Manufacturing Services Agreement, Mustang will provide uBriGene with the customary licenses to use intellectual property rights specific to Mustang’s cell and gene therapies to the extent reasonably necessary for uBriGene’s performance under the Manufacturing Services Agreement. Mustang intends to expense manufacturing costs under the Manufacturing Services Agreement and the sub-contracting Manufacturing Services Agreement, pursuant to which uBriGene contracted with Mustang to perform the Manufacturing Services to be performed by uBriGene under the Manufacturing Services Agreement and account for reimbursed costs associated with the agreements as an offset to

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

such expense. For the three months ended September 30, 2023, Mustang has expensed $1.7 million of manufacturing costs under the Manufacturing Services Agreement.

In addition, as contemplated by the Asset Purchase Agreement, on the Closing Date, Mustang and uBriGene entered into a sub-contracting Manufacturing Services Agreement (the “Sub-Contracting CDMO Agreement”). Under the terms of the Sub-Contracting CDMO Agreement, Mustang will manufacture its lead product candidates, including MB-106, and may from time to time manufacture other products as requested by uBriGene. In addition, under the Sub-Contracting CDMO Agreement, Mustang and uBriGene agreed to establish a joint steering committee comprising two representatives from each of Mustang and uBriGene to review, discuss and decide on operational matters relating to the services to be performed by Mustang under such agreement, including matters relating to expenses. For the three months ended September 30, 2023, Mustang received $2.5 million in reimbursed costs associated with the Sub-Contracting CDMO Agreement.

Cyprium

Agreement with Sentynl

On February 24, 2021, Cyprium entered into a development and asset purchase agreement (the “Sentynl APA”) with Sentynl, a U.S.-based specialty pharmaceutical company owned by the Zydus Group. Under the Sentynl APA, Sentynl provided certain development funding for Cyprium’s CUTX-101 program, with Cyprium remaining in control of development of such program; upon approval of the New Drug Application (“NDA”) for CUTX-101 by the U.S. Food and Drug Administration (“FDA”), Cyprium is obligated to assign the NDA and certain other assets pertaining to the CUTX-101 program to Sentynl, after which point Sentynl will commercialize the drug and owe Cyprium royalties and regulatory and sales milestones.

The Sentynl APA contains an alternative “Approval Deadline Transfer” mechanism pursuant to which, in the event that CUTX-101 NDA approval has not been obtained by September 30, 2023, then Sentynl may elect, during the subsequent 45-day period, to assume control over development of CUTX-101 by effecting a Closing under the Sentynl APA. Cyprium has received notice of Sentynl’s election to effect the Approval Deadline Transfer, with Closing of such transfer anticipated to occur in November 2023. The Approval Deadline Transfer obligates Sentynl to pay Cyprium $4.5 million in connection with the Closing. Following such Closing, Sentynl will be obligated to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, following such Closing, Cyprium remains eligible to receive up to $133.5 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 as follows: (i) 3% of annual net sales up to $75 million; (ii) 8.75% of annual net sales between $75 million and $100 million; and (iii) 12.5% of annual net sales in excess of $100 million.

Cyprium expects the Approval Deadline Transfer will result in a reduction in its development-related spending on the CUTX-101 program. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval for CUTX-101 (see Note 19, Subsequent Events).

With respect to the $8.0 million upfront payment from Sentynl, the Company recognized revenue over the period in which the development activities occurred using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities. For the three months ended September 30, 2023 and 2022, the Company recognized revenue from this arrangement of $0.2 million and $0.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $0.5 million and $1.5 million, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

Agreements with InvaGen Pharmaceuticals Inc. (“InvaGen”)

On November 12, 2018, Avenue entered into a Stock Purchase and Merger Agreement (the “Avenue SPMA”) with InvaGen, and Madison Pharmaceuticals Inc. (the “Merger Sub”), which contemplated: (i) the purchase by InvaGen of a 33.3% stake in Avenue; and (ii) the contingent sale of Avenue to InvaGen. The first stage stock purchase closed in February 2019: InvaGen acquired approximately 0.4 million shares of Avenue’s common stock at $90.00 per share for total gross consideration of $35.0 million, representing a 33.3% stake in Avenue’s capital stock on a fully diluted basis. Under a contingent second stage closing, InvaGen could have acquired the remaining shares of Avenue’s capital stock (in some cases compulsorily and in some cases at InvaGen’s option), pursuant to a reverse triangular merger with Avenue remaining as the surviving entity. On November 1, 2021, Avenue delivered InvaGen notice of termination of the Avenue SPMA, meaning that the second stage acquisition of Avenue by InvaGen pursuant to the Avenue SPMA was no longer possible. In July 2022 Avenue entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with InvaGen. In connection with the closing of the Share Repurchase Agreement, which occurred on October 31, 2022, all of the rights retained by InvaGen pursuant to the Stockholders Agreement entered into by and among Avenue, InvaGen and Fortress on November 12, 2018, were terminated.

In connection with the closing by Avenue of an underwritten public offering on October 11, 2022, Avenue consummated the transactions contemplated by the Share Repurchase Agreement with InvaGen, pursuant to which Avenue repurchased 100% of the shares in Avenue held by InvaGen (the “InvaGen Shares”) for a purchase price of $3 million. In addition, under the Share Repurchase Agreement Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, up to $4 million. In connection with the closing of the January 2023 Avenue Registered Direct and Private Placement (see Note 13, Stockholders’ Equity), which occurred on January 31, 2023, Avenue made a payment of $0.2 million to InvaGen on February 3, 2023. In connection with the closing of an offering in November (see Note 19, Subsequent Events), Avenue owes a fee of approximately $0.3 million to InvaGen.

4. Inventory

	September 30,	December 31,
($ in thousands)	2023	2022

Raw materials	$4,664	$6,454
Work-in-process	458	395
Finished goods	6,683	7,739
Inventory reserve	(781)	(429)
Total inventories	$11,024	$14,159

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5. Property, Plant and Equipment

At September 30, 2023 and December 31, 2022, property, plant and equipment consisted of the following:

	Useful Life	September 30,	December 31,
($ in thousands)	(Years)	2023	2022

Computer equipment	3	$595	$739
Furniture and fixtures	5	1,017	1,387
Machinery & equipment	5	—	8,632
Leasehold improvements	15	13,175	13,175
Buildings	40	581	581
Construction in progress	N/A	—	952
Total property and equipment		15,368	25,466
Less: Accumulated depreciation		(8,514)	(12,446)
Property, plant and equipment, net		$6,854	$13,020

Fortress' depreciation expense for the three months ended September 30, 2023 and 2022 was approximately $0.4 million and $0.8 million, respectively, and for the nine months ended September 30, 2023 and 2022 was approximately $1.9 million and $2.3 million, respectively. Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

6. Fair Value Measurements

Fair Value of Aevitas

The Company valued its retained investment in Aevitas, as part of the deconsolidation of its holdings (see Note 3, Asset Purchase Agreements) in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and estimated the fair value to be $2.6 million based on a per share value of $0.328. The following inputs were utilized to derive the value: risk free rate of return of 3.7%, volatility of 80% and a discount for lack of marketability of 39.7%.

Common Stock Warrant Liabilities

Warrants
($ in thousands)	liabilities
Balance at December 31, 2022	$13,869
Avenue common stock warrants	2,235
Urica placement agent warrants	33
Change in fair value of common stock warrants - Avenue	(1,544)
Change in fair value of common stock warrants - Checkpoint	(9,179)
Change in fair value of placement agent warrants - Urica	16
Balance at September 30, 2023	$5,430

Checkpoint

On December 16, 2022, Checkpoint closed on an offering for the sale of shares of its common stock and pre-funded warrants as part of a registered direct offering (the “Checkpoint December 2022 Registered Direct Offering”). The common stock and the pre-funded warrants were sold together with common stock warrants and placement agent warrants (the “Checkpoint December 2022 Common Stock and Placement Agent Warrants”). Net proceeds from the Checkpoint December 2022 Registered Direct Offering were $6.7 million after deducting commissions and other transaction costs.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company deemed the Checkpoint December 2022 Common Stock and Placement Agent Warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The Checkpoint December 2022 Common Stock and Placement Agent Warrants were recorded at the time of closing at a fair value determined by using the Black-Scholes model. As the total fair value of the common stock warrant liability exceeded the total proceeds, no proceeds were allocated to Checkpoint common stock and pre-funded warrants as part of the transaction. Checkpoint revalued the Checkpoint December 2022 Common Stock and Placement Agent Warrants at December 31, 2022, resulting in a fair value of $11.2 million.

The Company revalued the Checkpoint December 2022 Common Stock and Placement Agent Warrants at September 30, 2023 using the Black-Scholes model. This resulted in a decrease in common stock warrant liability of $9.2 million, with an offsetting gain recorded to change in fair value of warrant liabilities in the unaudited condensed consolidated Statements of Operations.

Checkpoint
Warrant
($ in thousands)	Liability
Common Stock Warrant liabilities at December 31, 2022	$11,170
Change in fair value of common stock warrant liabilities	(9,179)
Common Stock Warrant liabilities at September 30, 2023	$1,991

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	September 30,	December 31,
Checkpoint Warrants	2023	2022
Exercise price	$4.08 - 5.41	$4.08 - 5.41
Volatility	91.4 - 102.8%	82.4 - 89.4%
Expected life	0.7 - 4.2	1.5 - 5.0
Risk-free rate	4.6 - 5.5%	4.0 - 4.7%

Avenue

On October 11, 2022, Avenue announced the closing of an underwritten public offering of 3,636,365 common and pre-funded units.  Each common unit consists of one share of common stock and one warrant to purchase one share of common stock, and each pre-funded unit consists of one pre-funded warrant to purchase one share of common stock and one warrant to purchase one share of common stock. Each share of common stock (or pre-funded warrant) was sold together with one warrant at a combined purchase price of $3.30 per common unit (or $3.2999 per pre-funded unit after reducing $0.0001 attributable to the exercise price of the pre-funded warrants). Avenue also simultaneously closed on the sale of an additional 545,454 warrants to purchase common stock (the “October 2022 Warrants”), which were sold pursuant to a partial exercise of the underwriter’s over-allotment option. Avenue received net proceeds of approximately $10.3 million at closing after deducting underwriting discounts and commissions and other expenses of the offering.

On January 27, 2023, Avenue entered into an agreement with a single institutional investor for the sale of 448,000 shares of common stock at a price of $1.55 per share and pre-funded warrants to purchase 1,492,299 shares of common stock at $1.549 per pre-funded warrant.  Each pre-funded warrant had an exercise price of $0.001 per share. In a concurrent private placement, Avenue also agreed to issue to the same investor a total of 1,940,299 warrants to purchase up to one share of common stock (the “January 2023 Warrants”) each at an exercise price of $1.55 per share and a purchase price of $0.125. Avenue received approximately $2.8 million in net proceeds from both transactions and recorded $2.2 million in expense associated with the issuance of the common warrants (see Note 13, Stockholders’ Equity).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The October 2022 Warrants originally contained a one-time down-round price protection feature. In connection with the January 2023 Registered Direct and Private Placement, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $1.55, which was the offering price for the January 2023 Registered Direct and Private Placement. The Black-Scholes model was used to value the October 2022 Warrants and January 2023 Warrants as of September 30, 2023.

The Company deemed the warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The October 2022 Warrants were recorded at the time of closing at a fair value of $8.3 million.

Avenue
Warrant
($ in thousands)	Liability
Common Stock Warrant liabilities at December 31, 2022	$2,609
Issuance of Avenue common warrants	2,235
Change in fair value of common stock warrant liabilities	(1,544)
Common Stock Warrant liabilities at September 30, 2023	$3,300

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	September 30,	January 31	December 31
	2023	2023	2022
Stock price	$ 0.71	$ 1.38	$ 1.16
Risk-free interest rate	4.60 - 5.03%	3.90%	4.02%
Expected dividend yield	—	—	—
Expected term in years	2.4 - 4.0	3.00	4.78
Expected volatility	141 - 165%	160%	93%

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

	September 30,	December 31
	2023	2022
Risk-free interest rate	5.50%	3.94%
Expected dividend yield	—	—
Expected term in years	0.8	1.5
Expected volatility	85.7%	70.7%

At September 30, 2023 and December 31, 2022 the value of the Urica’s contingent payment warrant was approximately $0.1 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

7. Intangibles, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. During the nine months ended September 30, 2023, Journey experienced lower net product revenues and gross profit levels for its Ximino products. Based on these results, Journey revised the financial outlook and plans for its Ximino products. Journey assessed the revised forecast for Ximino and determined that this constituted a triggering event and the results of the analysis indicated the carrying amount was not expected to be recovered. Journey recorded an intangible asset impairment charge of $3.1 million during the nine months ended September 30, 2023. This non-cash charge was recorded to loss on impairment of intangible assets on the unaudited condensed consolidated statements of operations.

VYNE Therapeutics Product Acquisition (“VYNE Product Acquisition”)

In January 2022, Journey entered into an agreement with VYNE Therapeutics, Inc. (“VYNE”) to acquire two FDA-Approved Topical Minocycline Products, Amzeeq (minocycline) topical foam, 4%, and Zilxi (minocycline) topical foam, 1.5%, and a Molecule Stabilizing TechnologyTM  proprietary platform from VYNE for an upfront payment of $20.0 million and an additional $5.0 million payment on the one-year anniversary of the closing (the "VYNE Product Acquisition Agreement"). This expanded Journey’s product portfolio to eight marketed branded dermatology products. Journey also acquired certain associated inventory.

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

The table below provides a summary of the Journey intangible assets as of September 30, 2023 and December 31, 2022, respectively:

	Estimated Useful
($ in thousands)	Lives (Years)	September 30, 2023	December 31, 2022

Intangible assets – product licenses	3 to 9	$37,925	$37,925
Accumulated amortization		(13,680)	(10,728)
Impairment loss		(3,143)	—
Net intangible assets		$21,102	$27,197

For the three months ended September 30, 2023 and 2022, Journey’s amortization expense related to its product licenses was $0.8 million and $1.0 million, respectively. For the nine months ended September 30, 2023 and 2022, Journey’s amortization expense related to its product licenses was $3.0 million and $3.1 million, respectively. Journey records amortization expense related to its product licenses as a component of cost of goods sold on the unaudited condensed consolidated statement of operations.

The future amortization of these intangible assets is as follows:

Total
($ in thousands)	Amortization
Three months ended December 31, 2023	$813
December 31, 2024	3,258
December 31, 2025	3,258
December 31, 2026	2,470
December 31, 2027	1,775
Thereafter	5,586
Sub-total	$17,160
Asset not yet placed in service	3,942
Total	$21,102

8. License Agreements

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its subsidiaries and partner companies require substantial completion of research and development, and regulatory and marketing approval efforts, in order to reach technological feasibility. As such, for the three and nine months ended September 30, 2023 and 2022, the purchase price of the license acquired was classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations.

Journey

In June 2021, Journey entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets including Brazil, Russia, India and China. Based on the development and commercialization of DFD-29, additional contingent regulatory and commercial milestone payments totaling $158.0 million may also become payable by Journey. Journey is required to pay royalties ranging from approximately ten percent to fifteen percent on net sales of the DFD-29 product, subject to certain reductions. Additionally, Journey was required to fund and oversee the Phase 3 clinical trials beginning upon the license of DFD-29 in 2021. The Phase 3 clinical trials substantially concluded in July 2023 upon Journey’s receipt of positive topline results from the trials. For the three months ended September 30, 2023 and 2022, Journey expensed $2.0 million and $2.7 million, respectively, to research and development expense, and

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

for the nine months ended September 30, 2023 and 2022 expensed $5.5 million, and $6.2 million, respectively, to research and development expense related to the development of DFD-29.

On August 31, 2023, Journey entered into a license agreement (the “New License Agreement”) with Maruho Co., Ltd., a Japanese company specializing in dermatology (“Maruho”), whereby Journey agreed to grant an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis, in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza in the Territory and the amendment to the royalty payments associated with the Japanese license, Maruho paid $19.0 million to Journey as a non-refundable upfront payment. Prior to the date of the New License Agreement, Journey and Maruho were party to an existing exclusive amended and restated license agreement (the “First A&R License Agreement”), under which Maruho acquired exclusive license rights to Qbrexza® in Japan. In connection with Journey’s entry into the New License Agreement, Journey and Maruho also entered into the Second Amended and Restated Exclusive License Agreement (the “Second A&R License Agreement”), which supersedes the First A&R License Agreement. The Second A&R License Agreement contains modifications that remove Maruho’s obligation to pay Journey royalties on its net sales of Rapifort® (the Japanese equivalent of Qbrexza®) in Japan for sales occurring after October 1, 2023 and removes Maruho’s obligation to pay $10 million to Journey in the event that Maruho achieves net sales of at least ¥4 billion (yen) of Rapifort® during a single fiscal year. All other remaining potential milestone payment obligations, which aggregate to $45 million, remain in full force and effect.

Avenue

On February 28, 2023, Avenue entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. ("AnnJi"), whereby Avenue obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of spinal and bulbar muscular atrophy ("SBMA"), also known as Kennedy's Disease. Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, Avenue agreed to pay $3.0 million, of which $2.0 million was paid on April 27, 2023 and $1 million was paid on September 8, 2023.

The license provided under the AnnJi License Agreement is exclusive as to all oral forms of AJ201 for use in all indications (other than androgenetic alopecia and Alzheimer’s disease) in the United States, Canada, the European Union, the United Kingdom and Israel. The AnnJi License Agreement also contains customary representations and warranties and provisions related to confidentiality, diligence, indemnification and intellectual property protection. Avenue will initially be obligated to obtain both clinical and commercial supply of AJ201 exclusively through AnnJi. AnnJi retains the manufacturing rights for AJ201 and Avenue has the option to acquire those rights from AnnJi as described in the AnnJi License Agreement.

Pursuant to the terms of the AnnJi License Agreement, Avenue was also obligated to issue two tranches of shares of its common stock and make additional payments including: reimbursement of payments up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial (which AnnJi is currently administering with Joint Steering Committee Oversight before assigning the IND to Avenue upon such trial’s conclusion, and which is reflective of market pricing for the services to be received), up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits to the low-double digits, which are subject to potential diminution in certain circumstances.

In connection with the signing of the AnnJi License Agreement, Avenue issued 831,618 shares of its common stock to AnnJi (“First Tranche Shares”) and recognized expense of $0.9 million; and issued 276,652 shares of common stock (“Second Tranche Shares”), recorded at a fair value of $0.3 million, on September 26, 2023 upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial. The fair value was calculated based on the closing price of Avenue's stock as of February 28, 2023, the date Avenue entered into the AnnJi License Agreement. Avenue and AnnJi entered into a Subscription Agreement, dated as of February 28, 2023, that provided for the issuance of First Tranche Shares which were issued March 30, 2023.  In the event that the common stock of Avenue ceases to be traded on a national securities exchange, AnnJi has the right to sell the common stock of Avenue back to Avenue at a price of $2.10, subject to the terms of the AnnJi License Agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Checkpoint

In October 2015, Fortress entered into a collaboration agreement with Adimab, LLC (“Adimab”) to discover and optimize antibodies using their proprietary core technology platform. Under this agreement, Adimab optimized cosibelimab, Checkpoint’s anti-PD-L1 antibody which it originally licensed from Dana-Farber. In January 2019, Fortress transferred the rights to the optimized antibody to Checkpoint, and Checkpoint entered into a collaboration agreement directly with Adimab on the same day. Under the terms of the agreement, Adimab is eligible to receive payments from Checkpoint of up to an aggregate of approximately $2.5 million upon various filings for regulatory approvals to commercialize the product. In addition, Adimab is eligible to receive royalty payments based on a tiered low single digit percentage of net sales.

In February 2023, Checkpoint expensed a non-refundable milestone payment of $2.2 million to research and development expenses upon the United States Food and Drug Administration’s filing acceptance of the Company’s Biologics License Application (“BLA”) for cosibelimab in metastatic or locally advanced cutaneous squamous cell carcinoma.

9. Debt and Interest

Debt

Total debt consists of the following:

	September 30,	December 31,
($ in thousands)	2023	2022	Interest rate	Maturity

Oaktree Note	$50,000	$50,000	11.00%	August - 2025
EWB Term Loan	—	20,000	10.20%	January - 2026
Runway Note	—	31,050	13.77%	April - 2027
Less: Discount on notes payable	(4,209)	(9,320)
Total notes payable	$45,791	$91,730

Oaktree Note

In August 2020, Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree Fund Administration, LLC and the lenders from time-to-time thereto (collectively, “Oaktree”) (the “Oaktree Agreement” and the debt thereunder, the “Oaktree Note”). The Oaktree Agreement contains customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that requires Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the Oaktree Agreement. Failure by the Company or Journey, as applicable, to comply with the Oaktree Agreement covenants will result in an event of default, subject to certain cure rights of the Company. The Company was in compliance with all applicable covenants under the Oaktree Agreement as of September 30, 2023.

The Company is required to make quarterly interest-only payments until the fifth anniversary of the closing date, August 27, 2025, the “Maturity Date,” at which point the outstanding principal amount is due. The Company may voluntarily prepay the Oaktree Note at any time subject to a prepayment fee. The Company is required to make mandatory prepayments of the Oaktree Note under various circumstances as defined in the Oaktree Agreement. No mandatory prepayments were required in the nine months ended September 30, 2023.

Journey Working Capital Line of Credit Amendment and Term Loan with East West Bank

In July 2023, Journey voluntarily repaid the entire $10.0 million outstanding term loan principal balance under its credit facility with East West Bank (the “EWB Facility”). The repayment satisfied all of Journey’s outstanding debt obligations under the EWB Facility. Journey has no further obligations to East West Bank.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Mustang Runway Growth Finance Corp. (“Runway”) Debt Facility

On April 11, 2023, the long-term debt facility with Runway Growth Finance Corp. (the “Mustang Term Loan” or the “Runway Note”), was terminated upon receipt by Runway of a payoff amount of $30.7 million from Mustang comprising of principal, interest and the applicable final payment amount. A loss on extinguishment of $2.8 million was recorded to interest expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023.

Urica 8% Cumulative Convertible Class B Preferred Offering

In December 2022 and February 2023 Urica closed private offerings of its 8% Cumulative Convertible Class B Preferred Stock (the “Urica Preferred Stock”), at a price of $25.00 per share (“Subscription Price”) pursuant to which it sold a total of 135,494 shares of Urica Preferred Stock for gross proceeds of $3.4 million, before deducting underwriting discounts and commissions and offering expenses of approximately $0.5 million (the “Urica Offering”). A non-cash contingent warrant value of $0.1 million was also recorded in debt discount (see Note 6, Fair Value Measurements).

Dividends on the Urica Preferred Stock are payable monthly by Fortress in shares of Fortress Common Stock based upon a 7.5% discount to the average trading price over the 10-day period preceding the dividend payment date. Dividends will be recorded as interest expense and were immaterial in 2022. For the three and nine month periods ended September 30, 2023, the Company recorded expense of $0.1 million and $0.2 million associated with the Urica dividends owed on the outstanding Urica Preferred Stock.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended September 30,
	2023			2022
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
Oaktree Note	1,425	459	1,884	1,406	395	1,801
Partner company convertible preferred shares	234	140	374	—	—	—
Partner company installment payments - licenses	177	—	177	201	—	201
Partner company notes payable	33	58	91	1,221	159	1,380
Other	8	—	8	11	—	11
Total Interest Expense and Financing Fee	$1,877	$657	$2,534	$2,839	$554	$3,393

	Nine Months Ended September 30,
	2023			2022
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
Oaktree Note	4,206	1,595	5,801	4,171	1,126	5,297
Partner company convertible preferred shares	886	439	1,325	—	—	—
Partner company installment payments - licenses	353	—	353	619	—	619
Partner company notes payable[1]	4,834	490	5,324	2,570	374	2,944
Other	120	332	452	37	—	37
Total Interest Expense and Financing Fee	$10,400	$2,856	$13,255	$7,397	$1,500	$8,897

Note 1:Includes loss on extinguishment of $2.8 million recorded by Mustang related to payoff of the Runway Note on April 11, 2023.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2023	2022

Accounts payable	$44,731	$57,244
Accrued expenses:
Professional fees	2,295	1,693
Salaries, bonus and related benefits	8,585	9,772
Research and development	7,446	7,390
Research and development - license maintenance fees	4,456	632
Research and development - milestones	—	4,600
Accrued royalties payable	1,794	2,627
Accrued coupon and rebates	6,099	7,604
Return reserve	4,523	3,689
Accrued interest	16	342
Other	1,461	1,853
Total accounts payable and accrued expenses	$81,406	$97,446

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

11. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows:

	For the Nine Months Ended
	September 30, 2023	As of September 30, 2023
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
Avenue[1]	(9,298)	(3,346)	88.3%
Cellvation	(25)	(1,949)	21.3%
Checkpoint[2]	(26,625)	(16,966)	89.1%
Coronado SO	—	(290)	13.0%
Cyprium	(1,335)	(5,491)	28.3%
Helocyte	45	(5,994)	17.5%
JMC[2]	(515)	8,035	46.2%
Mustang[1]	(34,026)	3,184	79.4%
Oncogenuity	(11)	(1,721)	27.0%
Urica	$(2,022)	$(5,379)	33.0%
Total	$(73,812)	$(29,917)

	For the Year Ended
	December 31, 2022	As of December 31, 2022
	Net loss attributable to	Non-controlling interests	Non-controlling
($ in thousands)	non-controlling interests	in consolidated entities	ownership
Aevitas[3]	(425)	(5,753)	45.2%
Avenue[1]	(2,355)	3,054	89.9%
Baergic[4]	(113)	—	—%
Cellvation	(102)	(1,791)	21.3%
Checkpoint[2]	(48,406)	(16,008)	82.2%
Coronado SO	—	(291)	13.0%
Cyprium	(1,173)	(3,817)	29.0%
Helocyte	(122)	(5,900)	17.9%
JMC[2]	(12,458)	7,429	43.7%
Mustang[1]	(60,821)	37,640	81.3%
Oncogenuity	(111)	(1,575)	27.4%
Tamid[5]	(1)	(776)	22.8%
Urica	$(1,251)	$(3,908)	40.2%
Total	$(127,338)	$8,304

Note 1:	Avenue and Mustang are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Class A Preferred Shares which provide super-majority voting rights.
Note 2:	Checkpoint and JMC are consolidated with Fortress’ operations because Fortress maintains voting control through its ownership of Class A Common Shares which provide super-majority voting rights.

Note 3:  Effective April 21, 2023, Aevitas ceased to be a controlled Fortress entity and as such is no longer consolidated (see Note 3, Asset Purchase Agreements).

Note 4:  Fortress’ ownership in Baergic was transferred to Avenue as of November 7, 2022 (see Note 15, Related Party Transactions).

Note 5:  Tamid was dissolved in the quarter ended September 30, 2023.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

12. Net Loss per Common Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing the net loss attributed to Fortress (less the Series A Preferred dividends) by the weighted-average number of shares of Common Stock outstanding during the period, not including unvested restricted stock, and without consideration for Common Stock equivalents. Diluted net loss per share is the same as the basic loss per share due to net losses in all periods.

The Company updated its presentation of net loss attributable to common stockholders and its net loss per share as an immaterial correction to reflect the preferred stock dividend which is $2.0 million per quarter. The dividend was appropriately reflected in the statement of changes in stockholders’ equity (deficit) and statement of cash flows and are not impacted by this change in presentation. For the quarter ended September 30, 2022, the net loss attributable to Fortress increased from ($22.5) million to ($24.5) million and the net loss per share increased from ($3.75) to ($4.11) per share. For the nine months ended September 30, 2022, the net loss attributable to Fortress increased from ($59.6) million to ($65.7) million and the net loss per share increased from ($10.20) to ($11.15) per share.

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2023	2022
Warrants to purchase Common Stock	127,296	268,699
Options to purchase Common Stock	34,890	54,128
Unvested Restricted Stock	1,369,105	1,229,750
Unvested Restricted Stock Units	152	3,407
Total	1,531,443	1,555,985

13. Stockholders’ Equity

Reverse Stock Split

On October 9, 2023 Fortress filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect the 1-for-15 Reverse Stock Split. The Reverse Stock Split was approved on August 10, 2023 by the Company’s Board of Directors and by the Company’s stockholders at a special meeting held on October 9, 2023, with the authorization to determine the final ratio (within a specified range) having been granted to the Company’s Board of Directors. As a result of the Reverse Stock Split, every 15 shares of the Company’s pre-reverse split Common Stock was combined and reclassified as one share of Common Stock. The proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as the result of payment for fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of Common Stock received a cash payment in lieu thereof.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at October 10, 2023, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants.

No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to a fraction of one share received a proportional cash payment.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based Compensation

As of September 30, 2023, the Company had four equity compensation plans: the Fortress Biotech, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). In June 2023, the Company’s Board of Directors and stockholders approved an amendment to the 2013 Plan to increase the number of authorized shares issuable by approximately 0.5 million shares, for a total of approximately 1.9 million shares across the 2007 and 2013 Plans and approved an amendment to the ESPP to increase the number of shares issuable by approximately 0.1 million shares. As of September 30, 2023, approximately 0.5 million shares are available for issuance under the 2007 and 2013 Plans.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Employee and non-employee awards	$2,077	$2,548	$6,785	$7,506
Executive awards of Fortress Companies' stock	385	1,531	1,202	2,217

Partner Companies:
Avenue	561	26	599	638
Checkpoint	689	781	2,225	2,285
Mustang	100	496	380	1,810
Journey	558	1,438	2,077	2,985
Other	7	17	57	40
Total stock-based compensation expense	$4,377	$6,837	$13,325	$17,481

For the three months ended September 30, 2023 and 2022, approximately $0.9 million and $1.0 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $3.5 million and $5.8 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants. For the nine months ended September 30, 2023 and 2022, approximately $2.3 million and $3.6 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $11.0 million and $13.9 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2022	176,732	$22.08	$230,000	5.64
Forfeited	(166)	37.50	—	—
Expired	(16,333)	133.22	—	—
Options vested and expected to vest at September 30, 2023	160,233	$10.74	$—	5.43
Options vested and exercisable at September 30, 2023	40,232	$61.70	$—	0.99

As of September 30, 2023, Fortress had $0.4 million in unrecognized stock-based compensation expense related to options which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress Companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2022	1,370,001	$35.44
Restricted stock granted	171,905	9.91
Restricted stock vested	(49,911)	36.10
Restricted stock units granted	12,666	11.19
Restricted stock units forfeited	(19,183)	42.05
Restricted stock units vested	(40,020)	45.30
Unvested balance at September 30, 2023	1,445,458	$31.81

As of September 30, 2023 and 2022, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $13.5 million and $22.9 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years and 2.0 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress Companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2022	127,296	$46.58	$—	7.45

Outstanding as of September 30, 2023	127,296	$10.06	$—	6.71
Exercisable as of September 30, 2023	118,296	$8.48	$—	6.86

In connection with the Oaktree Note (see Note 9, Debt and Interest), the Company had issued warrants to Oaktree and certain of its affiliates to purchase up to approximately 0.1 million shares of Common Stock at a purchase price of $48.00 per share (the “Oaktree Warrants”). Oaktree is entitled to additional warrants if at any time prior to the expiration of the Oaktree Warrants the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s Common Stock on the trading day prior to the issuance of the Security Instruments. The Oaktree Warrants expire on August 27, 2030 and may be net exercised at the holder’s election. The Company filed registration statement No. 333-249983 on Form S-3 to register the resale of the shares of Common Stock issuable upon exercise of the Oaktree Warrants that was declared effective by the SEC on November 20, 2020.

On June 13, 2023, the Company entered into a Letter Agreement (the “Letter Agreement”) by and among the Company, Oaktree and certain of its affiliates, pursuant to which the Company agreed to lower the exercise price of the existing warrants to $8.136 per share (adjusted for the Reverse Stock Split) and issue amended and restated warrants reflecting the new exercise price (the “Amended and Restated Warrants”), as consideration for the warrant holders’ agreement to permit the Company and/or certain of its subsidiaries to take certain actions. The Amended and Restated Warrants are exercisable on or after June 13, 2023 and expire August 27, 2030.

The Oaktree Warrants were previously determined to have met the criteria for equity classification. The Oaktree Warrants were reported as a component of additional paid in capital within Stockholders’ equity, and the value ascribed to the warrants was recorded as debt discount of the Oaktree Note and is amortized utilizing the effective interest method over the term of the Oaktree Note. The modification of the warrants resulted in a change in value of $0.3 million which was recorded as interest expense in the condensed consolidated statement of operations for the nine-months ended September 30, 2023.

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

On January 1, 2023 and 2022, the Compensation Committee granted 81,286 and 73,532 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants were made in accordance with the LTIP, and each award represents 1% of total outstanding shares of the Company as of the dates of such grants. The shares will vest in full if the employee is either in the service of the Company as an employee, Board member or consultant (or any combination of the foregoing) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary Separation from Service (as defined in the LTIP).  The only other vesting condition – one based on achievement of an increase in the Company’s market capitalization – has already been achieved, with respect to each annual award under the LTIP.  The shares awarded under the LTIP will also vest in full (and the Company’s repurchase option on each tranche of shares granted thereunder will accordingly lapse) upon the occurrence of a Corporate Transaction (as defined in the LTIP), if the eligible employee is in service to the Company on the date of such Corporate Transaction. The fair value of each grant on the grant date was approximately $0.8 million for the 2023 grant and $1.0 million for the 2022 grant. For the three months ended September 30, 2023 and 2022, the Company recorded stock compensation expense related to LTIP grants of approximately $1.5 million and $1.3 million, respectively, and for the nine months ended September 30, 2023 and 2022, recorded stock compensation expense related to LTIP grants of approximately $4.4 million and $4.0 million, respectively, on the unaudited condensed consolidated statement of operations.

Capital Raises

2021 Shelf

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the "2021 Shelf"). Approximately $110.1 million of securities remain available for sale under the 2021 Shelf as of September 30, 2023.

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

For the nine months ended September 30, 2023, the Company issued approximately 0.2 million shares at an average price of $9.61 for gross proceeds of $2.2 million pursuant to the Fortress ATM. For the nine months ended September 30, 2022, the Company issued approximately 0.3 million shares at an average price of $23.85 for gross proceeds of $5.9 million pursuant to the Fortress ATM.

Registered Direct Offering and Concurrent Private Placement

On February 10, 2023, the Company completed a registered direct offering of Common Stock pursuant to which it issued and sold approximately 1.1 million shares of its common stock at a purchase price of $12.53 per share and secured approximately $13.2 million in net proceeds after deducting estimated offering expenses.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company also simultaneously closed on a concurrent private placement with investors in the registered direct offering, for the pro rata rights to acquire, in the aggregate, securities exercisable into approximately 3.5% of the outstanding shares of common stock in each of the Company’s next 20 new operating subsidiaries (the “Contingent Subsidiary Securities”). The Contingent Subsidiary Securities will only be issued to the extent such a new operating subsidiary first consummates a specified corporate development transaction within the next five years, and will be exercisable immediately upon issuance, with an exercise period of 10 years, at an exercise price equal to the fair market value of one share of common stock of the subsidiary on the date of the corporate development transaction. The Company’s stockholders approved the issuance of the rights and Contingent Subsidiary Securities at a special meeting of stockholders on April 10, 2023, as required by Nasdaq Listing Rule 5635.

Mustang 2020 and 2021 Shelf Registration Statements and At-the-Market Offering (the “Mustang ATM”)

On October 23, 2020, Mustang filed a shelf registration statement (File No. 333-249657) on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Through the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of September 30, 2023, approximately $7.8 million of the Mustang 2020 S-3 remains available for sales of securities.

On April 23, 2021, Mustang filed a shelf registration statement (File No. 333-255476) on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Through the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of September 30, 2023, there have been no sales of securities under the Mustang 2021 S-3.

On July 2018, Mustang entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), Cantor Fitzgerald & Co., National Securities Corporation (now B. Riley FBR, Inc.), and Oppenheimer & Co. Inc., relating to the sale of shares of common stock pursuant to the Mustang 2020 S-3. Under the Mustang ATM, Mustang pays the Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On December 31, 2020, the Mustang ATM was amended to add H.C. Wainwright & Co., LLC as an Agent. On April 14, 2023, the Mustang ATM was amended to add the limitations imposed by General Instruction I.B.6 to Form S-3 and remove Oppenheimer & Co., Inc. as an Agent.

During the nine months ended September 30, 2023, Mustang issued approximately 52,000 shares of common stock at an average price of $3.15 per share for gross proceeds of $0.2 million through the Mustang ATM. During the nine months ended September 30, 2022, Mustang issued approximately 0.5 million shares of common stock at an average price of $12.61 per share for gross proceeds of $6.6 million through the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.1 million. Pursuant to the Company’s Founders Agreement with Mustang, Mustang recorded 1,297 shares issuable to Fortress for the nine months ended September 30, 2023, and issued 13,131 shares of common stock to Fortress at a weighted average price of $13.56 per share for the nine months ended September 30, 2022, in connection with the shares issued under the Mustang ATM.

Checkpoint 2020 and 2023 Shelf Registration Statements

The Checkpoint 2020 S-3 shelf registration statement (File No. 333-251005) filed by Checkpoint in November 2020 that was declared effective in December 2020, through which Checkpoint may sell up to $100 million of its securities. At September 30, 2023, approximately $8.7 million of the securities remains available for sale through the Checkpoint 2020 S-3.

In March 2023, Checkpoint filed shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities.   As of September 30, 2023, approximately $91.7 million of the securities remains available for sale through the Checkpoint 2023 S-3.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Checkpoint Registered Direct Offerings

In July 2023, Checkpoint closed on a registered direct offering (the “Checkpoint July 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share. In addition, the offering includes 809,062 shares of common stock in the form of pre-funded warrants at a price of $3.0899. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $2.84 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $2.84 per share (collectively, the “Checkpoint July 2023 Common Stock Warrants”). The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The Checkpoint July 2023 Common Stock Warrants met the criteria for equity classification. As of September 30, 2023, all of the pre-funded warrants from the Checkpoint July 2023 Registered Direct Offering were fully exercised.

In May 2023, Checkpoint closed on a registered direct offering (the “Checkpoint May 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share in a registered direct offering. In addition, the offering includes 1,606,269 shares of common stock in the form of pre-funded warrants at a price of $3.0709. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,256,269 shares of common stock and Series B warrants to purchase up to 3,256,269 shares of common stock. The Series A and B warrants (the “Checkpoint May 2023 Common Stock Warrants”) are exercisable immediately upon issuance with an exercise price of $2.821 per share and the Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $9.1 million after deducting approximately $0.9 million in commissions and other transaction costs. The shares of common stock, pre-funded warrants and Checkpoint May 2023 Common Stock Warrants were registered for sale under the Checkpoint 2023 Form S-3.  The Checkpoint May 2023 Common Stock Warrants met the criteria for equity classification. As of September 30, 2023, all of the pre-funded warrants from the Checkpoint May 2023 Registered Direct Offering were fully exercised.

In April 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of Checkpoint common stock at a purchase price of $3.60 per share of Checkpoint common stock and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of Checkpoint common stock and Series B warrants to purchase up to 1,700,000 shares of Checkpoint common stock. The Series A and B warrants (collectively the “Checkpoint April 2023 Common Stock Warrants”) are exercisable immediately upon issuance with an exercise price of $3.35 per share.  The Series A warrants will expire five years following the issuance date and the Series B warrants will expire eighteen months following the issuance date. The total gross proceeds from the offering were approximately $6.1 million with net proceeds of approximately $5.5 million after deducting approximately $0.6 million in commissions and other transaction costs. The 1,700,000 shares of common stock were registered for sale under the November 2020 Form S-3. The Company filed a separate registration statement on Form S-3 to register the Checkpoint April 2023 Common Stock Warrants, which was declared effective May 5, 2023. The Checkpoint April 2023 Common Stock Warrants met the criteria for equity classification.

In February 2023, Checkpoint closed on a registered direct offering (the “Checkpoint February 2023 Direct Offering”) with a single institutional investor for the issuance and sale of 1,180,000 shares of its common stock and 248,572 pre-funded warrants which were subsequently fully exercised in February 2023. Each pre-funded warrant is exercisable for one share of common stock. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock (the Series A warrants and Series B warrants collectively the “Checkpoint February 2023 Common Stock Warrants”), at a purchase price of $5.25 per share of common stock and associated common stock warrants, and $5.2499 per pre-funded warrant and associated common stock warrants. Net proceeds from the Checkpoint February 2023 Direct Offering were $6.7 million after deducting commissions and other transaction costs. The February 2023 Checkpoint Common Stock Warrants met the criteria for equity classification. In March 2023, Checkpoint filed a registration statement on Form S-3 to register the warrants, which was declared effective on May 5, 2023.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the registered direct offerings noted above. Accordingly, Checkpoint issued 240,526 shares of common stock to Fortress at a weighted average price of $3.36 per share for the nine months ended September 30, 2023.

Avenue

Avenue January 2023 Registered Direct and Private Placement

In January 2023, Avenue entered into a Securities Purchase Agreement (the “Avenue Registered Purchase Agreement”) with a single institutional accredited investor, pursuant to which Avenue agreed to issue and sell (i) 448,000 shares (the “Avenue Shares”) of Avenue’s common stock at a price per share of $1.55, and (ii) pre-funded warrants (the “Avenue Pre-funded Warrants”) to purchase 1,492,299 shares of common stock, at a price per Avenue Pre-funded Warrant equal to the price per share, less $0.001 (the “Avenue Registered Offering”). The Avenue Pre-funded Warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full. Avenue received approximately $3.0 million in gross proceeds from the Avenue Registered Offering, before deducting placement agency fees and estimated offering expenses.

Also in January 2023 Avenue entered into a Securities Purchase Agreement (the “Avenue PIPE Purchase Agreement”) with the same institutional accredited investor for a private placement offering (“Avenue Private Placement”) of the January 2023 Warrants to purchase 1,940,299 shares of Avenue common stock. Pursuant to the Avenue PIPE Purchase Agreement, Avenue agreed to issue and sell the January 2023 Warrants at an offering price of $0.125 per January 2023 Warrant to purchase one share of Avenue common stock. The January 2023 Warrants have an exercise price of $1.55 per share (subject to adjustment as set forth in the January 2023 Warrants), are exercisable immediately after issuance and will expire three years from the date on which the January 2023 Warrants become exercisable. The January 2023 Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividend, rights offerings and pro rata distributions. The Avenue Private Placement closed on January 31, 2023, concurrently with the Avenue Registered Offering. The gross proceeds to Avenue from the Avenue Private Placement, before deducting placement agent fees and other estimated offering expenses payable by Avenue, were approximately $0.2 million.

Avenue September 2023 Private Placement

In connection with the Avenue September 2023 Private Placement (see Note 15, Related Party Transactions), Avenue entered into a registration rights letter agreement (the “Avenue Registration Rights Letter Agreement”) with the Avenue Private Placement Investors. Pursuant to the Avenue Registration Rights Letter Agreement, Avenue will be required to file, on or prior to September 8, 2024 (the “Avenue Private Placement Filing Date”), a resale registration statement (the “Avenue Private Placement Resale Registration Statement”) with the SEC to register the resale of the Avenue September 2023 Private Placement Shares.

Journey 2022 Shelf Registration Statement and At-the-Market Offering

On December 30, 2022, Journey filed a shelf registration statement (File No. 333-269079) on Form S-3 (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. Through the Journey 2022 S-3, Journey may sell up to a total of $150 million of its securities. As of September 30, 2023, there have been no sales of securities under the Journey 2022 S-3. In connection with the Journey 2022 S-3, Journey entered into an At Market Issuance Sales Agreement governing potential sales of up to 4,900,000 shares of Journey's Common Stock.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

14. Commitments and Contingencies

During three and nine months ended September 30, 2023 and 2022, the Company recorded the following as lease expense to current period operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Operating lease cost	$687	$940	$2,656	$2,589
Shared lease costs	(526)	(542)	(1,560)	(1,592)
Variable lease cost	220	198	620	459
Total lease expense	$381	$596	$1,716	$1,456

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Operating cash flows from operating leases	$(2,652)	$(2,615)
Right-of-use assets exchanged for new operating lease liabilities	$(923)	$2,176
Weighted-average remaining lease term – operating leases (years)	4.2	4.9
Weighted-average discount rate – operating leases	6.28%	6.5%

Future Lease
($ in thousands)	Liability
Three months ended December 31, 2023	$900
Year Ended December 31, 2024	3,796
Year Ended December 31, 2025	3,799
Year Ended December 31, 2026	3,535
Year Ended December 31, 2027	3,191
Other	11,669
Total operating lease liabilities	26,890
Less: present value discount	(5,533)
Net operating lease liabilities, short-term and long-term	$21,357

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

University of Tennessee Research Foundation v. Caelum Biosciences, Inc.

Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress that was sold to AstraZeneca’s Alexion (“Alexion”) in October 2021, is the defendant in a lawsuit brought by The University of Tennessee Research Foundation (“UTRF”) captioned as University of Tennessee Research Foundation v. Caelum Biosciences, Inc., No. 19-cv-00508, which is pending in the United States District Court for the Eastern District of Tennessee (the “UTRF Litigation”).  UTRF brought claims against Caelum, for, inter alia, tortious interference and trade secret misappropriation.  UTRF primarily alleges that Caelum unauthorizedly used non-patent trade secrets owned by UTRF in the development of Caelum’s 11-1F4 monoclonal antibody, known as CAEL-101.  Under the agreement pursuant to which Alexion acquired Caelum (as amended, the “DOSPA”), Fortress has indemnification obligations of Caelum under certain circumstances, including for certain of Caelum’s legal expenses and potential damages arising out of the UTRF Litigation (with such indemnification capped in the aggregate as to Fortress at the amount of Caelum acquisition proceeds received by Fortress and which, at Caelum’s election, may be satisfiable in the form of offsets against future amounts that Caelum may owe Fortress under the DOSPA).  Caelum is defending the UTRF Litigation, with Fortress participating in such defense and maintaining a consent right over any potential settlements.  Caelum’s legal fees and costs in defending the UTRF Litigation are being reimbursed by Fortress by distribution from a $15 million escrow account established concurrently with the acquisition of Caelum; Fortress considers the amount remaining in escrow to be in excess of the amount of its anticipated out-of-pocket indemnifiable costs and damages in the UTRF Litigation and therefore has not accrued any liability pertaining to this indemnity.  Caelum and Fortress both believe the UTRF Litigation is without merit and intend to continue defending it vigorously (including exhausting all appeals if applicable).  Caelum’s motion for summary judgment is currently pending, and a trial is scheduled for March 2024 with respect to any of UTRF’s claims that may survive summary judgment.

15. Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owns approximately 11.5% of the Company’s issued and outstanding Common Stock as of September 30, 2023. The Company’s Executive Vice Chairman, Strategic Development owns approximately 11.0% of the Company’s issued and outstanding Common Stock as of September 30, 2023.

Avenue September 2023 Private Placement

In September 2023, Avenue entered into an unwritten agreement with Fortress and the Company’s Chairman, President and Chief Executive Officer, a director on the board of directors of Avenue (the “Private Placement Investors”), pursuant to which Avenue agreed to issue and sell 767,085 shares (the “Avenue September 2023 Private Placement Shares”) of Avenue common stock, par value $0.0001 per share, for an aggregate purchase price of approximately $550,000 in a private placement transaction (the “Avenue September 2023 Private Placement”) exempt from the registration requirements of the Securities Act, and the rules and regulations of the SEC thereunder. The Avenue common shares were purchased by the Private Placement Investors at a price per Avenue September 2023 Private Placement Share of $0.717, which was the “consolidated closing bid price” of the Avenue common stock on the Nasdaq Capital Market as of September 7, 2023, in compliance with Nasdaq Listing Rule 5365(c). The gross proceeds to Avenue from the Avenue September 2023 Private Placement were approximately $550,000. Avenue did not incur any underwriting or placement agent fees associated with the Avenue September 2023 Private Placement. Avenue intends to use the net proceeds from the Avenue September 2023 Private Placement for working capital and other general corporate purposes.

Shared Services Agreement with TG Therapeutics, Inc (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the three months ended September 30, 2023 and 2022 the Company invoiced TGTX $0.1 million and $0.1 million, respectively; for the nine months ended September 30, 2023 and 2022, the Company invoiced TGTX $0.3 million and $0.7 million, respectively. At September 30, 2023, $0.1 million is due from TGTX related to this arrangement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the three months ended September 30, 2023 and 2022, the Company’s employees have provided services to Journey totaling approximately $11,000 and $7,000, respectively; for the nine months ended September 30, 2023 and 2022, the Company’s employees have provided services to Journey totaling approximately $47,000 and $0.1 million, respectively. At September 30, 2023, approximately $11,000 is due from Journey related to this arrangement.

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay their share of the average annual rent for office space in New York, NY and Waltham, MA, the latter until December 31, 2022 only, based on actual percentage of the office space occupied on a month-by-month basis. For the three months ended September 30, 2023 and 2022, the Company had paid $0.6 million and $0.9 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $0.5 million and $0.5 million, respectively, for their prorated share of the rent base. For the nine months ended September 30, 2023 and 2022, the Company had paid $1.5 million and $1.4 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $1.4 million and $1.4 million, respectively, for their prorated share of the rent base. At September 30, 2023, there was no balance due from TGTX related to this arrangement.

Checkpoint Collaborative Agreements with TGTX

Checkpoint has entered into various agreements with TGTX to develop and commercialize certain assets in connection with its licenses, including a collaboration agreement for some of the Dana Farber licensed antibodies, and a sublicense agreement for the Jubilant family of patents. Checkpoint believes that by partnering with TGTX to develop these compounds in therapeutic areas outside of its business focus, it may substantially offset its preclinical costs and milestone costs related to the development and marketing of these compounds in solid tumor indications.  Effective September 30, 2023, Checkpoint and TGTX agreed to mutually terminate both the collaboration agreement and the sublicense agreement.

Contribution Agreement with Avenue

On May 11, 2022, the Company entered into a stock contribution agreement (the “Contribution Agreement”) with Avenue, pursuant to which the Company agreed to transfer ownership of 100% of its shares (common and preferred) in Baergic to Avenue. Under the Contribution Agreement, the Company also agreed to assign to Avenue certain intercompany agreements existing between Fortress and Baergic, including a Founders Agreement, by and between Fortress and Baergic, dated as of March 9, 2017, and Management Services Agreement, by and between Fortress and Baergic, dated as of March 9, 2017. Consummation of the transactions contemplated by the Contribution Agreement is subject to the satisfaction of certain conditions precedent, including, inter alia: (i) the closing of an equity financing by Avenue resulting in gross proceeds of at least $7.5 million, (ii) the agreement by minority Avenue shareholder InvaGen Pharmaceuticals, Inc. (“InvaGen”) to (A) have 100% of its shares in Avenue repurchased by Avenue and (B) terminate certain of the agreements into which it entered with Avenue and/or the Company in connection with InvaGen’s 2019 equity investment in Avenue, which would eliminate certain negative consent rights of InvaGen over Avenue and restore certain rights and privileges of Fortress in Avenue (all upon terms to be agreed upon with InvaGen); and (iii) the sustained listing of Avenue’s common stock on the Nasdaq Capital Market.  On October 11, 2022, Avenue announced the closing of an underwritten public offering in which it received net proceeds of approximately $10.4 million.  The offering, together with the October 2022 repurchase of Avenue common shares held by InvaGen, resulted in the consummation of the Contribution Agreement in November 2022 (see Note 3, Asset Purchase Agreements).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of September 30, 2023, there are 316,600 shares of Cyprium PPS outstanding.

Pursuant to the terms of the Cyprium PPS, shareholders on the record date are entitled to receive a monthly cash dividend of $0.19531 per share which yields an annual dividend of $2.34375 per share. The Cyprium PPS will automatically be redeemed upon the first (and only the first) bona fide, arm’s-length sale of a Priority Review Voucher (a “PRV Sale”) issued by the FDA in connection with the approval of CUTX-101, Cyprium’s copper histidinate product candidate. Upon the PRV Sale, each share of Cyprium PPS will be automatically redeemed in exchange for a payment equal to twice (2x) the $25.00 liquidation preference, plus accumulated and unpaid dividends to, but excluding, the redemption date.

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

Note 2:

PIK dividends in Avenue were not paid or accrued while InvaGen retained certain rights under that certain Stockholders Agreement, dated as of November 12, 2018, by and among the Company, Avenue, InvaGen and the other stockholder parties thereto (the “Avenue Stockholders Agreement”). In connection with the closing of Avenue’s public offering, InvaGen’s shares were repurchased under a Share Repurchase Agreement in October 2022 and upon the closing of the Share Repurchase Agreement, also in October 2022, all of the rights retained by InvaGen pursuant to the Avenue Stockholders Agreement were terminated and all of Fortress’ rights were restored (see Note 3, Asset Purchase Agreements, to the Unaudited Condensed Consolidated Financial Statements).

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

Note 1:

MSA fees from Avenue were not paid or accrued so long as InvaGen held certain rights under the Avenue Stockholders Agreement. InvaGen’s shares in Avenue were repurchased in October 2022, and all existing agreements between InvaGen and Avenue (including the Avenue Stockholders Agreement) were terminated as of the closing of the Share Repurchase Agreement in October 2022. Fortress has been eligible to receive MSA fees from Avenue since such closing occurred.

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

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
Three Months Ended September 30, 2023	Sales[1]	Development	Consolidated
Net revenue	$34,539	$213	$34,752
Cost of goods - product revenue	(6,429)	—	(6,429)
Research and development	(2,229)	(18,119)	(20,348)
Selling, general and administrative	(8,636)	(13,097)	(21,733)
Other expense	(361)	3,536	3,175
Income tax expense	(95)	(46)	(141)
Segment income (loss)	$16,789	(27,513)	$(10,724)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Nine Months Ended September 30, 2023	Sales	Development	Consolidated
Net revenue	$63,924	$643	$64,567
Cost of goods - product revenue	(20,645)	—	(20,645)
Research and development	(6,036)	(85,959)	(91,995)
Selling, general and administrative	(34,069)	(37,443)	(71,512)
Asset impairment	(3,143)	—	(3,143)
Other income	(1,646)	(654)	(2,300)
Income tax expense	(95)	(47)	(142)
Segment loss	$(1,710)	$(123,460)	$(125,170)

		Pharmaceutical
		and
	Dermatology	Biotechnology
($ in thousands)	Products	Product
Three Months Ended September 30, 2022	Sales	Development	Consolidated
Net revenue	$16,116	$412	$16,528
Cost of goods - product revenue	(7,221)	—	(7,221)
Research and development	(2,812)	(27,090)	(29,902)
Selling, general and administrative	(15,574)	(14,565)	(30,139)
Other expense	(577)	(1,749)	(2,326)
Segment loss	$(10,068)	$(42,992)	$(53,060)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Nine Months Ended September 30, 2022	Sales	Development	Consolidated
Net revenue	$57,703	$1,636	$59,339
Cost of goods - product revenue	(23,057)	—	(23,057)
Research and development	(6,687)	(93,068)	(99,755)
Selling, general and administrative	(45,517)	(39,940)	(85,457)
Other expense	(1,413)	(6,125)	(7,538)
Segment loss	$(18,971)	$(137,497)	$(156,468)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
September 30, 2023	Sales	Development	Total Assets
Intangible assets, net	$21,102	$—	$21,102
Tangible assets	44,816	84,631	129,447
Total segment assets	$65,918	$84,631	$150,549

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2022	Sales	Development	Total Assets
Intangible assets, net	$27,197	$—	$27,197
Tangible assets	77,963	189,141	267,104
Total segment assets	$105,160	$189,141	$294,301

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza, Accutane, Targadox, Ximino (until September 2023), Exelderm, Amzeeq and Zilxi. All of Journey’s product revenues are recorded in the U.S. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3, Asset Purchase Agreements). The Company’s related party revenue is from Checkpoint’s collaborations with TGTX (see Note 15, Related Party Transactions). Other revenue consists of Journey’s royalty revenue related to Qbrexza, and for the three and nine-month period ended September 30, 2023, includes a $19 million non-refundable upfront payment from Maruho related to a license granted by Journey to Maruho for the development and commercialization of Qbrexza in additional territories in Asia. Other revenue for the nine-month period ended September 30, 2022 includes a net $2.5 million milestone payment.

The table below summarizes the Company’s revenue for the three and nine months ending September 30, 2023 and 2022:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Qbrexza	$5,865	$6,265	$18,038	$19,752
Accutane	4,882	4,121	15,109	14,228
Amzeeq	2,336	1,161	4,904	5,892
Zilxi	681	554	1,567	1,851
Targadox	929	1,168	2,386	6,558
Exelderm	764	1,001	1,813	3,018
Ximino	(199)	1,773	567	3,775
Luxamend	21	—	21	—
Collaboration revenue	182	364	546	1,518
Revenue – related party	31	48	97	118
Other revenue	19,260	73	19,519	2,629
Net revenue	$34,752	$16,528	$64,567	$59,339

The above table includes the authorized generic product within the line items for Targadox, Ximino and Exelderm.

Significant Customers

For the three and nine-month periods ending September 30, 2023, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2023, two of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 25% and 15%. At December 31, 2022, two of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 16.7% and 10.4%.

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

Income tax expense for the three and nine months ended September 30, 2023 and 2022 is based on the estimated annual effective tax rate, and includes interest related to unrecognized tax benefits. The Company expects a net deferred tax asset with a full valuation allowance and 0% estimated annual effective tax rate for 2023. Income tax expense recognized for the three and nine months ended September 30, 2023 was $0.1 million. No income tax expense was recognized in 2022.

19. Subsequent Events

Mustang

In October 2023, Mustang closed on the October 2023 Registered Direct Offering for the issuance and sale of an aggregate of (i) 920,000 shares of its common stock and (ii) pre-funded warrants to purchase up to 1,688,236 shares of its common stock at a purchase price of $1.70 per share and $1.699 per pre-funded warrant in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC. In a concurrent private placement, Mustang issued and sold 2,588,236 unregistered warrants to purchase shares of common stock. The unregistered warrants have an exercise price of $1.58, were exercisable immediately upon issuance and will expire five and one-half years following the issuance date. The total gross proceeds from the offering were approximately $4.4 million with net proceeds of approximately $3.9 million after deducting approximately $0.5 million in commissions and other transaction costs.

Avenue

In November 2023, Avenue closed on a public offering of the issuance and sale of an aggregate of 16,633,400 units at a purchase price of $0.3006 per unit.   Each unit consists of (i) one share of common stock (or pre-funded warrant in lieu of), and (ii) one Series A warrant to purchase one share of common stock, exercisable immediately upon issuance at a price of $0.3006 per share and expiring five years following the issuance date, and (iii) one Series B warrant to purchase one share of common stock, exercisable immediately upon issuance at a price of $0.3006 per share and expiring eighteen months following the issuance date. The total gross proceeds from the offering were approximately $5.0 million with net proceeds of approximately $3.9 million after deducting approximately $1.1 million in commissions and other transaction costs. In connection with the closing of the November 2023 public offering, Avenue owes a fee of $0.3 million to InvaGen.

Checkpoint

In October 2023, Checkpoint entered into an inducement offer letter agreement with a holder of certain of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of Checkpoint’s common stock at a reduced exercise price of $1.76 per share.  The warrants were issued to the holder on December 16, 2022 with an exercise price of $4.075 per share and on February 22, 2023 with an exercise price of $5.00 per share as part of registered direct offerings. The shares of Checkpoint common stock issuable upon exercise of the warrants were registered pursuant to effective registration statements on Form S-3 (File No. 333-251005) and Form S-3 (File No. 333-

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

270474), respectively. As part of the inducement, Checkpoint agreed to issue new unregistered Series A Warrants to purchase up to 6,325,354 shares of Checkpoint Common Stock and new unregistered Series B Warrants to purchase up to 6,325,354 shares of Checkpoint Common Stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The total gross proceeds from the offering were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1 million in commissions and other transaction costs.

Fortress

In November 2023, Fortress closed on a public offering of the issuance and sale of an aggregate of 5,885,000 units at a purchase price of $1.70 per unit.   Each unit consists of (i) one share of common stock, and (ii) one warrant to purchase one share of common stock, exercisable immediately upon issuance at a price of $1.70 per share and expiring five years following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $8.9 million after deducting placement agent fees and other transaction costs. Certain directors and officers of the Company participated in the offering and purchased an aggregate amount of approximately $2.9 million of units at the same purchase price.

On October 9, 2023 Fortress filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect the 1-for-15 Reverse Stock Split. The Reverse Stock Split was approved on August 10, 2023 by the Company’s Board of Directors and by the Company’s stockholders at a special meeting held on October 9, 2023, with the authorization to determine the final ratio (within a specified range) having been granted to the Company’s Board of Directors. As a result of the Reverse Stock Split, every 15 shares of the Company’s pre-reverse split Common Stock was combined and reclassified as one share of Common Stock. The proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as the result of payment for fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of Common Stock received a cash payment in lieu thereof.

As a result of the foregoing transactions and as of the date of this filing, the Company believes it has stockholders’ equity of at least $2.5 million and therefore satisfies the minimum Nasdaq listing requirement set forth in Nasdaq Listing Rule 5550(b)(1).

Cyprium

On February 24, 2021, Cyprium entered into a development and asset purchase agreement (the “Sentynl APA”) with Sentynl Therapeutics, Inc. (“Sentynl”), a U.S.-based specialty pharmaceutical company owned by the Zydus Group. Under the Sentynl APA, Sentynl provided certain development funding for Cyprium’s CUTX-101 program, with Cyprium remaining in control of development of such program; upon approval of the New Drug Application (“NDA”) for CUTX-101 by the U.S. Food and Drug Administration (“FDA”), Cyprium is obligated to assign the NDA and certain other assets pertaining to the CUTX-101 program to Sentynl, after which point Sentynl will commercialize the drug and owe Cyprium royalties and regulatory and sales milestones.

The Sentynl APA contains an alternative “Approval Deadline Transfer” mechanism pursuant to which, in the event that CUTX-101 NDA approval has not been obtained by September 30, 2023, then Sentynl may elect, during the subsequent 45-day period, to assume control over development of CUTX-101 by effecting a Closing under the Sentynl APA. Following such Closing, Sentynl will be obligated to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, following such Closing, Cyprium remains eligible to receive up to $133.5 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 as follows: (i) 3% of annual net sales up to $75 million; (ii) 8.75% of annual net sales between $75 million and $100 million; and (iii) 12.5% of annual net sales in excess of $100 million.

Cyprium has received notice of Sentynl’s election to effect the Approval Deadline Transfer, with Closing of such transfer anticipated to occur in November 2023. The Approval Deadline Transfer obligates Sentynl to pay Cyprium $4.5 million in connection with the Closing. Cyprium expects the Approval Deadline Transfer will result in a reduction in its development-related spending on the CUTX-101 program. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval for CUTX-101.

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

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, four partner companies are publicly-traded, and three subsidiaries have consummated strategic partnerships with industry leaders, including AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”).

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Avenue Therapeutics, Inc. (Nasdaq: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic,” a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”).

Recent Events

Revenue

●	During the three months ended September 30, 2023 and 2022, total net revenue was $34.8 million and $16.5 million, respectively, which include net product revenue from Journey’s commercial portfolio of eight branded and three generic prescription dermatology of $15.3 million and $16.0 million, respectively.
●	During the nine months ended September 30, 2023 and 2022, total net revenue was $64.6 million and $59.3 million, respectively, which include net product revenue from Journey’s commercial portfolio of eight branded and three generic prescription dermatology products of $44.4 million and $55.1 million, respectively.
●	On August 31, 2023, Journey Medical entered into an exclusive license agreement with Maruho Co., Ltd. (“Maruho”), a Japanese company specializing in dermatology and also Journey’s exclusive licensing partner that developed and is commercializing Qbrexza (Rapifort®) in Japan. Under the terms of the Agreement, Journey Medical received a $19 million nonrefundable upfront payment and granted Maruho an exclusive license to develop and commercialize Qbrexza® (Rapifort® / DRM04 / glycopyrronium tosylate hydrate) for the treatment of hyperhidrosis, in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Maruho is responsible for all development and commercialization costs for the program throughout the Territory.

Late Stage Product Candidates

Cosibelimab (anti-PD-L1 antibody)

●	In July 2023, Checkpoint announced new, longer-term data for cosibelimab from its pivotal studies in locally advanced and metastatic cutaneous squamous cell carcinoma (“cSCC”). These results demonstrate a deepening of response over time, resulting in substantially higher complete response rates than previously reported (55% objective response rate; 23% complete response rate in locally advanced cSCC and 50% objective response rate; 13% complete response rate in metastatic cSCC). Furthermore, responses continue to remain durable over time.
●	In June 2023, Checkpoint announced that new pharmacokinetic modeling data on cosibelimab supporting the extension to an every-three-week dosing regimen were presented today at the Population Approach Group Europe (“PAGE”) 2023 annual meeting. Results support comparability of cosibelimab 800 mg every-two-week and 1200 mg every-three-week dosing regimens.
●	Prescription Drug User Fee Act ("PDUFA”) goal date of January 3, 2024 for cosibelimab’s Biologics License Application (“BLA”).
●	Cosibelimab was sourced by Fortress and is currently in development at Checkpoint.

CUTX-101 (copper histidinate for Menkes disease)

●	Our subsidiary, Cyprium has completed two pivotal studies in patients with Menkes disease treated with CUTX-101, copper histidinate (CuHis). In a pre-specified analysis of the studies, a 79% reduction in the risk of death was observed in patients treated within four weeks of birth, compared with a historical control cohort of untreated patients, and median overall survival (OS) was 177.1 months for CUTX-101 compared to 16.1 months for historical control, with a hazard ratio (HR) of (95% CI) = 0.208 (0.094, 0.463) p<0.0001. A 75% reduction in the risk of death was also observed in patients treated after four weeks of birth compared with untreated historical control subjects and median OS was 62.4 and 17.6 months, respectively; HR (95% CI) = 0.253 (0.119, 0.537); p<0.0001.

●	In 2021, Cyprium signed a Development and Asset Purchase Agreement with Sentynl Therapeutics, Inc. (“Sentynl”), a wholly owned subsidiary of Zydus Lifesciences Ltd., for CUTX-101 to treat Menkes disease. In October 2023, Cyprium received notice of Sentynl’s election to assume control over the development of CUTX-101, with closing of such transfer anticipated to occur in November 2023. The Approval Deadline Transfer obligates Sentynl to pay Cyprium $4.5 million in connection with the Closing. Sentynl will be obligated under the agreement to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, Cyprium remains eligible to receive up to $133.5 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 as follows: (i) 3% of annual net sales up to $75 million; (ii) 8.75% of annual net sales between $75 million and $100 million; and (iii) 12.5% of annual net sales in excess of $100 million. Cyprium expects the transfer of the NDA will result in a reduction in its development-related spending on the CUTX-101 program. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval for CUTX-101.
●	The CUTX-101 rolling NDA submission is ongoing and expected to be completed by Sentynl pursuant to the transfer of the development of CUTX-101.
●	Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at NDA approval of CUTX-101.
●	CUTX-101 was sourced by Fortress and is currently in development at Cyprium.

DFD-29 (modified release oral minocycline for the treatment of rosacea)

●	In July 2023, Journey announced positive topline data from the two DFD-29 Phase 3 clinical trials for the treatment of rosacea and achieved co-primary and all secondary endpoints with subjects completing the 16-week treatment with no significant safety issues. DFD-29 demonstrated statistical superiority compared to Oracea® and placebo for Investigator’s Global Assessment (IGA) treatment success and the reduction in total inflammatory lesion count in both studies.
●	In June 2023, Journey announced positive topline data from the Phase 1 clinical trial assessing the impact of DFD-29 on the microbial flora of healthy adults and also evaluated the safety and tolerability of DFD-29. The study achieved all primary objectives and no significant safety issues were noted during the study. The results indicate that DFD-29 can be safely used for up to 16 weeks with no significant risk of microbiota suppression or development of resistance.
●	Journey expects to submit an NDA for DFD-29 to the FDA in the second half of 2023.
●	DFD-29 is being developed for the treatment of rosacea in collaboration with Dr. Reddy’s Laboratories Ltd.

CAEL-101 (Light Chain Fibril-reactive Monoclonal Antibody for AL Amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress, net of Fortress’ $6.4 million portion of the $15 million, 24-month escrow holdback amount and other miscellaneous transaction expenses. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $350 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $212 million.
●	There are two ongoing Phase 3 studies of CAEL-101 for AL amyloidosis. (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	Based on its public statements, AstraZeneca has estimated that it expects the FDA to accept its BLA submission for review in the second half of 2024.
●	CAEL-101 (anselamimab) was sourced by Fortress and was developed by Caelum (founded by Fortress) until its acquisition by AstraZeneca in October 2021.

IV Tramadol

●	In July 2023, Avenue reached an agreement with the FDA on key elements of the Phase 3 safety study, including the primary endpoint and statistical analysis approach, for intravenous (“IV”) tramadol, which is in development for the treatment of acute post-operative pain in a medically supervised setting. The agreed upon non-inferiority study is designed to assess the theoretical risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine.
●	IV tramadol was sourced by Fortress and is currently in development at Avenue.

Triplex (cytomegalovirus (“CMV”) vaccine)

●	In October 2023, we announced an exclusive option agreement with City of Hope (“COH”) for patent rights to use Triplex, a cytomegalovirus vaccine, in combination with cytomegalovirus (“CMV”)-specific, Anti-Human Immunodeficiency Virus (“HIV”) Chimeric Antigen Receptor (“CAR”) (collectively, CMV/HIV-CAR) T Cells for the treatment of adults living with HIV. Additionally, the California Institute for Regenerative Medicine (“CIRM”) recently awarded a $11.3 million grant to COH to fund a Phase 1 clinical trial involving the CMV/HIV-CAR T cells. In preclinical studies, administration of the dual-action CAR T cells followed by administration of a CMV vaccine successfully eradicated HIV, including from latent reservoirs.
●	In June 2023, we announced that the National Cancer Institute awarded a $3.2 million grant to City of Hope for clinical studies of Triplex, a CMV vaccine being developed by Helocyte and City of Hope. This award will fund two planned multicenter, placebo-controlled, randomized Phase 2 studies to evaluate the potential safety and immunological response of Triplex and its ability to enhance CMV-specific T cell immunity in stem cell donors to reduce the risk of CMV events in recipients of allogeneic hematopoietic cell transplant.
●	The Phase 2 clinical trial of Triplex for adults co-infected with HIV and CMV is now fully enrolled with topline data anticipated in 2024. The study aims to show that vaccination with Triplex can potentially reduce the in intensity of highly active antiretroviral therapy (“HAART”) which is used in up to 1.7 million treated HIV patients.
●	Triplex is also the subject of a grant from the National Institute of Allergy and Infectious Diseases that could provide over $20 million in non-dilutive funding for a 420-patient multi-center, placebo-controlled, randomized Phase 2 study of Triplex for control of CMV in patients undergoing liver transplantation. The trial is expected to begin enrollment this year and we believe this data set could ultimately be used to support approval of Triplex in this setting.
●	Triplex is also currently the subject of three additional ongoing clinical trials including: pediatric patients undergoing stem cell transplant; adults co-infected with CMV and HIV; and in combination with a CAR T cell therapy for adults with non-Hodgkin lymphoma.
●	Triplex was sourced by Fortress and is currently in development at Helocyte.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

●	In August 2023, Mustang announced initial data from its ongoing multicenter, open-label, non-randomized Phase 1/2 clinical trial evaluating the safety and efficacy of MB-106 CAR T cell therapy. Initial data show clinical responses from four of four indolent lymphoma patients, including two complete responses in FL patients, one of which was previously treated with CD19 CAR-T cell therapy.
●	In June 2023, updated results were presented from the Waldenstrom macroglobulinemia (“WM”) cohort from the single center clinical study at Fred Hutch and showed 83% (5/6) of WM patients treated with MB-106 responded to treatment, including two complete responses (“CR”), 1 very good partial response (“VGPR”), 1 partial response (“PR”), and 1 minor response, with the remaining patient experiencing stable disease. No grade 3 or 4 cytokine release syndrome (“CRS”) or grade 2, 3, or 4 immune effector cell-associated neurotoxicity syndrome (“ICANS”) has been observed.
●	Also in June 2023, final data were presented on the follicular lymphoma (“FL”) cohort from the single center clinical study at Fred Hutch and showed a 95% overall response rate (“ORR”) and 80% CR rate across all patients, and 100% ORR and 91% CR at the two highest dose levels, including one patient previously treated with CD19-targeted CAR T cell therapy. No grade 3 or higher CRS was observed, and no ICANS of any grade was observed.
●	The FDA granted Orphan Drug Designation to MB-106 for the treatment of WM, and results from the indolent lymphoma arm of the ongoing Mustang-sponsored multicenter trial are expected to support an accelerated Phase 2 registration strategy for WM, with the first pivotal Phase 2 WM patient to be treated potentially in mid-2024.
●	MB-106 was sourced by Fortress and is currently in development at Mustang.

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In the third quarter of 2023, we initiated a Phase 1b clinical trial in patients with gout and hypericemia in the U.S. to confirm the comparability of U.S. patients’ response to dotinurad with data generated in Japan, and to assess drug-drug interactions, if any, with allopurinol.
●	Data announced in June 2023 from the Phase 1 clinical trial in healthy volunteers showed comparable pharmacokinetic, pharmacodynamic and safety profile between U.S. and Japanese healthy subjects.
●	Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials. The clinical program supporting approval included over 1,000 patients.
●	Dotinurad was sourced by Fortress and is currently in development at Urica.

MB-109 (IL13Rα2-targeted CAR T Cells + HSV-1 oncolytic virus)

●	In October 2023, Mustang announced that the FDA has accepted its IND application to initiate a Phase 1 open label, multicenter clinical trial to assess the safety, tolerability and efficacy of MB-109, a novel combination of MB-101 (IL13Rα2‐targeted CAR-T cell therapy) and MB-108 (herpes simplex virus 1 oncolytic virus), for the treatment of IL13Rα2+ recurrent glioblastoma (“rGBM”) and high-grade astrocytoma.
●	As previously reported, preclinical data presented at the American Association for Cancer Research Annual Meeting 2022 supported this combination therapy to optimize results to treat rGBM. The combination leverages MB-108 to make cold tumors “hot,” thereby potentially improving the efficacy of MB-101 CAR-T cell therapy. Data presented separately on MB-101 and MB-108 showed infusions were well tolerated in highly refractory GBM patients. Two patients treated solely with MB-101 who had high levels of intratumoral CD3+ T cells pre-therapy (i.e., “hot” tumors) achieved complete responses lasting 7.5 and 31+ months, respectively.
●	MB-101 and MB-108 were sourced by Fortress and are currently in development at our partner company, Mustang.

MB-110 (ex vivo lentiviral gene therapy for RAG1 severe combined immunodeficiency

●	In July 2022, we announced that the first patient successfully received LV-RAG1 ex vivo lentiviral gene therapy to treat recombinase-activating gene-1 (“RAG1”) severe combined immunodeficiency (“RAG1-SCID”) in an ongoing Phase 1/2 clinical trial taking place in Europe.
●	Leiden University Medical Center is continuing to treat patients and expects to expand the trial to other centers in 2023.
●	LV-RAG1 is exclusively licensed by Mustang for the development of MB-110, a first-in-class ex vivo lentiviral gene therapy for the treatment of RAG1-SCID.
●	MB-110 was sourced by Fortress and is currently in development at our partner company, Mustang.

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In July 2023, we announced that our partner company Avenue dosed the first patient in a Phase 1b/2a study, which is evaluating AJ201 in the U.S. for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy's Disease.
●	In September 2023, we announced the eighth patient was dosed in the trial. Topline data for the Phase 1b/2a clinical trial of AJ201 in SBMA are expected in the first half of 2024.
●	AJ201 was sourced by Fortress and is currently in development at Avenue.

BAER-101(GABAA α2/3 positive allosteric modulator)

●	In August 2023, Avenue reported preclinical results for BAER-101, a potentially best in class GABAA α2,3 positive allosteric modulator, demonstrating it significantly suppressed seizures in a translational animal model of absence epilepsy. In an in vivo evaluation using the SynapCell's Genetic Absence Epilepsy Rat from Strasbourg (“GAERS”) model of absence epilepsy, BAER-101 fully suppressed seizure activity with a minimal effective dose of 0.3 mg/kg, PO. The effect was fast in onset and stable throughout the duration of testing. The detailed preclinical results are expected to be submitted at an upcoming scientific meeting. The combination of safety and tolerability in hundreds of patients and the preclinical efficacy data support BAER-101’s continued development.
●	BAER-101 was sourced by Fortress and is currently in development at Baergic Bio, a subsidiary of Avenue.

General Corporate

●	In November 2023, Fortress closed on a public offering of the issuance and sale of an aggregate of 5,885,000 units at a purchase price of $1.70 per unit. Each unit consists of (i) one share of common stock, and (ii) one warrant to purchase one share of common stock, exercisable immediately upon issuance at a price of $1.70 per share and expiring five years following the issuance date. The total gross proceeds from the offering were approximately $10.0 million with net proceeds of approximately $8.9 million after deducting placement agent fees and other transaction costs. Certain directors and officers of the Company participated in the offering and purchased an aggregate amount of approximately $2.9 million of units at the same purchase price.
●	In November 2023, Avenue closed on a public offering of the issuance and sale of an aggregate of 16,633,400 units at a purchase price of $0.3006 per unit. Each unit consists of (i) one share of common stock (or pre-funded warrant in lieu of), and (ii) one Series A warrant to purchase one share of commons stock, exercisable immediately upon issuance at a price of $0.3006 per share and expiring five years following the issuance date, and (iii) one Series B warrant to purchase one share of common stock, exercisable immediately upon issuance at a price of $0.3006 per share and expiring eighteen months following the issuance date. Total gross proceeds from the offering were approximately $5.0 million.

●	In October 2023, Mustang closed on the October 2023 Registered Direct Offering for the issuance and sale of (i) 920,000 shares of common stock and (ii) pre-funded warrants to purchase up to 1,668,236 shares of its common stock. In a concurrent private placement, Mustang also issued and sold unregistered warrants to purchase up to 2,588,236 shares of common stock in. The unregistered warrants have an exercise price of $1.58, were exercisable immediately upon issuance and will expire five and one-half years following the issuance date. Total gross proceeds from the offering were approximately $4.4 million.
●	In October 2023, Checkpoint entered into an inducement offer letter agreement with a holder of certain of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of Checkpoint’s common stock at a reduced exercise price of $1.76 per share. The warrants were issued to the holder on December 16, 2022 with an exercise price of $4.075 per share and on February 22, 2023 with an exercise price of $5.00 per share as part of registered direct offerings. As part of the inducement, Checkpoint agreed to issue new unregistered Series A Warrants to purchase up to 6,325,354 shares of Checkpoint Common Stock and new unregistered Series B Warrants to purchase up to 6,325,354 shares of Checkpoint Common Stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. Total gross proceeds from the offering were approximately $11.1 million.
●	In October 2023, Fortress effected a 1-for-15 reverse stock split of its issued and outstanding common stock which brought the Company into compliance with Nasdaq’s $1.00 per share minimum bid price requirement for continued listing.
●	In July 2023, Mustang announced that it amended its previously announced asset purchase agreement with uBriGene (Boston) Biosciences Inc. (“uBriGene”), the U.S. subsidiary of uBriGene Group, a leading cell and gene therapy contract development and manufacturing organization (“CDMO”), and closed the transaction. Per the terms of the amended asset purchase agreement, at closing, uBriGene acquired all of Mustang’s assets primarily relating to the manufacturing and production of cell and gene therapies at Mustang’s cell and gene therapy manufacturing facility in Worcester, Massachusetts, for upfront consideration of $6 million in cash. An additional $5 million contingent payment will be payable to Mustang upon (i) Mustang’s raising $10 million in gross proceeds from equity raises following the closing of the transaction and (ii) completion of the assignment of Mustang’s lease to uBriGene, which remains subject to landlord’s approval, within two years of the closing.. Until the lease is transferred to uBriGene, Mustang will retain its facility lease and facility personnel, and will continue to occupy the leasehold premises and manufacture there its lead product candidate, MB-106.
●	In July 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share of common stock priced at-the-market under Nasdaq rules, and a concurrent private placement of two series of warrants to purchase Checkpoint common stock, for total gross proceeds of approximately $10.0 million.

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

Accounting Pronouncements

As of September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements upon adoption.

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

Results of Operations

General

For the three months ended September 30, 2023 and 2022, we generated $34.8 million and $16.5 million, respectively, of net revenue, of which $15.3 million and $16.0 million, respectively, relates primarily to the sale of Journey branded and generic. Collaboration revenue of $0.2 million and $0.4 million, respectively, recognized in the quarters ended September 30, 2023 and 2022 is a result of Cyprium’s agreement with Sentynl. Other revenue of approximately $19.3 million and $0.1 million include Journey’s receipt of royalties from its exclusive out-licensing partner for Qbrexza in Japan, Maruho as well as a $19 million non-refundable upfront payment from Maruho related to a license granted by Journey to Maruho for the development and commercialization of Qbrexza in additional territories in Asia. Journey will no longer be eligible to receive royalties from Maruho after October 1, 2023.

For the nine months ended September 30, 2023 and 2022, we generated $64.6 million and $59.3 million, respectively, of net revenue, of which $44.4 million and $55.1 million, respectively, relates primarily to the sale of Journey branded and generic products. Collaboration revenue of $0.5 million and $1.5 million, respectively, recognized in the nine months ended September 30, 2023 and 2022 is a result of Cyprium’s agreement with Sentynl. Other revenue of approximately $19.5 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively include Journey’s receipt of royalties from Maruho as well as a one-time receipt of $19 million from Maruho related to the Qbrexza license granted by Journey to Maruho as noted above.

As of September 30, 2023, we had an accumulated deficit of $685.6 million. While we may generate revenue in the future from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our and our subsidiaries’ current product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenues.

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

The table below provides a summary of research and development costs associated with the development of our licenses by entity, for the three and nine months ended September 30, 2023 and 2022, by entity:

					Nine Months Ended
	Three Months Ended September 30,		% of total		September 30,		% of total
($ in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Research & Development
Fortress	$515	$515	2%	2%	$1,652	$1,889	2%	2%
Subsidiaries/Partner Companies:
Avenue	831	194	4%	1%	4,781	2,153	5%	2%
Checkpoint	5,495	8,866	27%	30%	35,266	35,589	40%	36%
JMC	2,229	2,812	11%	9%	6,036	6,687	6%	6%
Mustang	9,424	15,309	46%	51%	34,150	46,537	39%	47%
Other[1]	1,794	2,159	11%	7%	5,818	6,852	8%	7%
Total Research & Development Expense	$20,288	$29,855	101%	100%	$87,702	$99,707	100%	100%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of sales and marketing costs, personnel-related costs, professional fees for legal, consulting, audit and tax services, rent, and other general operating expenses not otherwise included in research and development expenses.

The table below provides a summary of selling, general and administrative costs for the three and nine months ended September 30, 2023 and 2022, by entity:

					Nine Months Ended
	Three Months Ended September 30,		% of Total		September 30,		% of Total
($ in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Selling, General & Administrative
Fortress	$6,066	$7,781	28%	26%	$17,849	$21,334	25%	26%
Subsidiaries/Partner Companies:
Avenue	1,079	469	5%	1%	2,733	1,978	4%	2%
Checkpoint	1,861	1,695	9%	6%	5,625	5,604	8%	6%
JMC	8,636	15,574	40%	52%	34,069	45,517	47%	53%
Mustang	2,056	3,232	9%	11%	7,291	8,485	10%	10%
Other[1]	2,035	1,388	9%	4%	3,945	2,539	6%	3%
Total Selling, General & Administrative Expense	$21,733	$30,139	100%	100%	$71,512	$85,457	100%	100%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Comparison of three months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Revenue
Product revenue, net	$15,279	$16,043	$(764)	(5)%
Collaboration revenue	182	364	(182)	(50)%
Revenue – related party	31	48	(17)	(35)%
Other revenue	19,260	73	19,187	26,284%
Net revenue	34,752	16,528	18,224	110%

Operating expenses
Cost of goods sold – product revenue	6,429	7,221	(792)	(11)%
Research and development	20,288	29,855	(9,567)	(32)%
Research and development – licenses acquired	60	47	13	28%
Selling, general and administrative	21,733	30,139	(8,406)	(28)%
Total operating expenses	48,510	67,262	(18,752)	(28)%
Loss from operations	(13,758)	(50,734)	36,976	(73)%

Other income (expense)
Interest income	547	419	128	31%
Interest expense and financing fee	(2,534)	(3,393)	859	(25)%
Change in fair value of warrant liabilities	4,542	—	4,542	100%
Other income	620	648	(28)	(4)%
Total other income (expense)	3,175	(2,326)	5,501	(237)%
Loss before income tax expense	(10,583)	(156,468)	145,885	(93)%

Income tax expense	141	—	141	100%
Net Loss	(10,724)	(53,060)	42,336	(80)%

Less: net loss attributable to non-controlling interest	5,679	30,549	(24,870)	(81)%
Net loss attributable to Fortress	$(5,045)	$(22,511)	$17,466	(78)%

Net revenue increased $18.2 million, or 110%, from the three months ended September 30, 2022 to the three months ended September 30, 2023 due to the receipt of the $19 million payment from Maruho related to the Qbrexza license granted to Maruho for the development and commercialization of Qbrexza in additional territories in Asia.

Total net product revenues decreased by $0.8 million, or 5%, to $15.3 million for the three-month period ended September 30, 2023, from $16.0 million for the three-month period ended September 30, 2022. The decrease is primarily due to lower net revenue from Ximino resulting from lower unit volumes due to the winding down of the product during the third quarter, along with higher coupon redemption volumes. We discontinued selling Ximino on September 29, 2023.

For the three months ended September 30, 2023 and 2022, Journey had $6.4 million or 42% of product revenue, and $7.2 million or 45% of product revenue, net, respectively, of costs of goods sold in connection with the sale of Journey’s marketed products. The $0.8 million or 11% decrease is predominantly due to the contractual decrease in Journey’s Qbrexza royalty from period to period, which accounted for $0.6 million of the decrease, as well as lower sales volume of this product in the current quarter.

Research and development expenses decreased $9.6 million or 32% from the three months ended September 30, 2022 to the three months ended September 30, 2023. The following table shows the change in research and development spending by Fortress and its subsidiaries and partner companies:

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Research & Development
Stock-based compensation
Fortress	$401	$375	$26	7%
Subsidiaries/Partner Companies:
Avenue	144	8	136	1,701%
Checkpoint	303	276	27	10%
JMC	24	34	(10)	(28)%
Mustang	(18)	302	(320)	(106)%
Other[1]	1	5	(4)	(80)%
Sub-total stock-based compensation expense	855	1,000	(145)	(14)%
Other Research & Development
Fortress	114	140	(26)	(19)%
Subsidiaries/Partner Companies:
Avenue	687	186	501	269%
Checkpoint	5,192	8,590	(3,398)	(40)%
JMC	2,205	2,778	(573)	(21)%
Mustang	9,442	15,007	(5,565)	(37)%
Other[1]	1,793	2,154	(361)	(17)%
Total Research & Development Expense	$20,288	$29,855	$(9,567)	(32)%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in stock-based compensation for the quarter ended September 30, 2023 is primarily due to Mustang’s decrease in stock based compensation of $0.3 million related to forfeitures.

The decrease of approximately $5.6 million at Mustang is primarily attributed to decreased expenses of $3.2 million for personnel related costs, which includes approximately $1.5 million of costs reimbursed through the subcontracting agreement with uBriGene, $1.2 million for lab supplies, $3.1 million for program related costs, primarily reflecting the termination of certain Mustang programs, $0.6 million for facility and depreciation expenses, which includes approximately $0.2 million of costs reimbursed through the subcontracting agreement with uBriGene, partially offset by higher expenses of $1.5 million for services provided by uBriGene and $1.0 million for other expenses. The decreased research and development spending at Checkpoint of $3.4 million is attributable primarily to decreased expenses related to Checkpoint’s commercial manufacturing costs and inventory build for cosibelimab of $1.6 million, due to the timing of manufacturing batches supporting a potential 2024 product launch, decreased clinical costs of $1.1 million related to Checkpoint’s product candidates, particularly the CK-301-101 study, and decreased regulatory costs of $0.7 million due to the BLA filing in early 2023. JMC’s research and development expense decrease of $0.6 million is related to lower clinical trial expenses to develop DFD-29 as the Phase 3 trial is now completed. The increase at Avenue of $0.5 million is attributable to the increased spend related to the Phase 1b/2a clinical trial evaluating AJ201 for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy’s Disease. The first patient was dosed in July 2023.

General and administrative expenses decreased $8.4 million, or 28%, from the three months ended September 30, 2022 to the three months ended September 30, 2023. The following table shows the change in selling, general and administrative spending by entity:

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$2,061	$3,704	$(1,643)	(44)%
Subsidiaries/Partner Companies:
Avenue	417	18	399	2218%
Checkpoint	386	505	(119)	(24)%
JMC	534	1,404	(870)	(62)%
Mustang	118	194	(76)	(39)%
Other[1]	6	12	(6)	(47)%
Sub-total stock-based compensation expense	3,522	5,837	(2,315)	(40)%
Other Selling, General & Administrative
Fortress	4,005	4,077	(72)	(2)%
Subsidiaries/Partner Companies:
Avenue	662	451	211	47%
Checkpoint	1,475	1,190	285	24%
JMC	8,102	14,170	(6,068)	(43)%
Mustang	1,938	3,038	(1,100)	(36)%
Other[1]	2,029	1,376	653	47%
Total Selling, General & Administrative Expense	$21,733	$30,139	$(8,406)	(28)%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the quarter ended September 30, 2023, the decrease in selling, general and administrative expenses of $8.4 million, or 28%, is primarily attributable to Journey’s continued cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, Journey executed a headcount reduction to its salesforce and implemented marketing and other cost cuts.  Mustang’s decrease in general and administrative expenses is attributed to led by a $0.3 million decrease in legal expense, which includes transaction-related expenses from the sale of property and equipment related to uBriGene, $0.4 million decrease in consulting and outside services, and $0.2 million decrease in personnel costs. The decrease in stock compensation expense at Fortress of $1.6 million is due to the decrease in the Company’s share price.

The increase in other income (expense) of $5.5 million, with other income from the quarter ended September 30, 2023 of $3.2 million as compared to the other expense of $2.3 million for the quarter ended September 30, 2022 is due to the $4.5 million decrease in fair value of warrant liabilities, comprised of warrants issued by Checkpoint and Avenue, and $0.9 million decrease in interest expense and financing fees, due to Mustang’s payoff of its debt with Runway and Journey’s payoff of its debt with EWB.

Net loss attributable to Fortress decreased $17.5 million, or 78%, from a net loss of $22.5 million for the three months ended September 30, 2022 to a net loss of $5.0 million for the three months ended September 30, 2023.

Comparison of nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Revenue
Product revenue, net	$44,405	$55,074	$(10,669)	(19)%
Collaboration revenue	546	1,518	(972)	(64)%
Revenue – related party	97	118	(21)	(18)%
Other revenue	19,519	2,629	16,890	642%
Net revenue	64,567	59,339	5,228	8.8%

Operating expenses
Cost of goods sold – product revenue	20,645	23,057	(2,412)	(10)%
Research and development	87,702	99,707	(12,005)	(12)%
Research and development – licenses acquired	4,293	48	4,245	8844%
Selling, general and administrative	71,512	85,457	(13,945)	(16)%
Asset impairment	3,143	—	3,143	100%
Total operating expenses	187,295	208,269	(20,974)	(10)%
Loss from operations	(122,728)	(148,930)	26,202	(18)%

Other income (expense)
Interest income	2,296	711	1,585	223%
Interest expense and financing fee	(13,255)	(8,897)	(4,358)	49%
Change in fair value of warrant liabilities	10,708	—	10,708	100%
Other income (expense)	(2,049)	648	(2,697)	(416)%
Total other expense	(2,300)	(7,538)	5,238	(69)%
Loss before income tax expense	(125,028)	(156,468)	31,440	(20)%

Income tax expense	142	—	142	100%
Net loss	(125,170)	(156,468)	31,298	(20)%

Less: net loss attributable to non-controlling interest	73,812	96,841	(23,029)	(24)%
Net loss attributable to Fortress	$(51,358)	$(59,627)	$8,269	(14)%

Net revenues increased $5.2 million, or 8.8%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily due to the receipt of the $19 million payment (other revenue) from Maruho related to the Qbrexza license granted to Maruho for the development and commercialization of Qbrexza in territories in Asia.  This increase was offset by lower product revenue, net of $10.7 million or 19%, due to lower unit sales volumes from Targadox, Ximino and Exelderm; Targadox is affected by continued generic competition. Ximino sales have been discontinued as of September 29, 2023. Collaboration revenue as a result of Cyprium’s agreement with Sentynl decreased $1.0 million for the nine months ended September 30, 2023 due to the extended timeline for the CUTX-101 NDA submission.

Cost of goods sold decreased by $2.4 million, or 10%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 due to lower product royalties driven by lower sales volumes and a decrease in the Journey product royalties related to Qbrexza from a contractual decrease in the royalty rate occurring in May 2022.

Research and development expenses decreased $12.0 million or 12% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The following table shows the change in research and development spending by Fortress and its partner companies:

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Research & Development
Stock-based compensation
Fortress	$1,200	$1,218	$(18)	(2)%
Partner Companies:
Avenue	150	297	(147)	(49)%
Checkpoint	880	752	128	17%
JMC	88	34	54	160
Mustang	—	1,262	(1,262)	(100)%
Other[1]	1	8	(7)	(94)%
Sub-total stock-based compensation expense	2,319	3,571	(1,252)	(66)%
Other Research & Development
Fortress	452	671	(219)	(33)%
Partner Companies:
Avenue	4,631	1,856	2,775	150%
Checkpoint	34,386	34,837	(451)	(1)%
JMC	5,948	6,653	(705)	(11)%
Mustang	34,149	45,275	(11,126)	(25)%
Other[1]	5,818	6,844	(1,026)	(15)%
Total Research & Development Expense	$87,702	$99,707	$(12,004)	(12)%

Note 1:	Includes the following partner companies: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in stock-based compensation for the nine months ended September 30, 2023, is primarily due to forfeitures at Mustang and the effect of lower stock prices.

The increase of $2.8 million of research and development expense at Avenue is primarily associated with an increase of $4.0 million in AJ201 clinical study expenses offset by a decrease of $0.9 million in IV tramadol advisory committee preparation and costs, $0.2 million decrease in bonus costs. Mustang’s decrease in research and development spending of $11.1 million is primarily attributable to decreased expenses of $4.5 million for lab supplies and $4.6 million for third party clinical trial costs, reflecting the termination of certain Mustang programs. The decrease in research and development expense at JMC of $0.7 million is due to lower clinical trial expenses to develop DFD-29 as the Phase 3 trials are now complete.

General and administrative expenses decreased $13.9 million, or 16%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The following table shows the change in general and administrative spending by Fortress and its partner companies.

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Selling, General & Administrative
Stock-based compensation
Fortress	$6,787	$8,505	$(1,718)	(20)%
Partner Companies:
Avenue	449	341	108	32%
Checkpoint	1,345	1,533	(188)	(12)%
JMC	1,989	2,951	(962)	(32)%
Mustang	380	549	(169)	(31)%
Other[1]	56	31	25	92%
Sub-total stock-based compensation expense	11,006	13,910	(2,904)	(21)%
Other Selling, General & Administrative
Fortress	11,061	12,829	(1,768)	(14)%
Partner Companies:
Avenue	2,284	1,637	647	40%
Checkpoint	4,280	4,071	209	5%
JMC	32,080	42,566	(10,486)	(25)%
Mustang	6,911	7,936	(1,025)	(13)%
Other[1]	3,890	2,508	1,382	55%
Total Selling, General & Administrative Expense	$71,512	$85,457	$(13,945)	(16)%

Note 1:	Includes the following partner companies: Aevitas (until April 2023), Baergic (until November 2022), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the nine months ended September 30, 2023, the decrease in general and administrative expenses of $13.9 million, or 16%, is primarily attributable to attributable to Journey’s implementation of a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, Journey executed a headcount reduction to its salesforce and implemented marketing and other cost cuts.

Regarding the asset impairment charge in the nine-month period ended September 30, 2023, Journey recorded a loss of $3.1 million related to the impairment of the Ximino intangible asset. Ximino sales have been discontinued as of September 29, 2023.

Total other expense decreased $5.2 million, or 69%, from expense of $7.5 million for the nine months ended September 30, 2022 to expense of $2.3 million for the nine months ended September 30, 2023, primarily due to the increase in interest expense and financing fees of $4.4 million, inclusive of Mustang’s loss from extinguishment of their Runway debt of $2.8 million, offset by the change in fair value of warrant liabilities of $10.7 million and the increase in interest income of $1.6 million.

Net loss attributable to Fortress decreased $8.3 million, or 14%, from a net loss of $59.6 million for the nine months ended September 30, 2022 to a net loss of $51.4 million for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents, including $8.9 million, net, raised from the sale of common stock and warrants on November 14, 2023, are sufficient to fund operations for at least the next 12 months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sales of subsidiaries/partner companies, royalty financings, or through other sources of financing; the rising interest rate environment may cause the Company to pay more interest on its various debt instruments, which could lead to higher operating expenses.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

Components of cash flows from publicly-traded partner companies comprise:

	For the Nine Months Ended September 30, 2023
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(24,943)	$(7,127)	$(40,757)	$21,760	$(42,223)	$(93,290)
Investing activities	44	(3,000)	—	(5,000)	5,916	(2,040)
Financing activities	9,131	3,580	30,461	(24,014)	(30,037)	(10,879)
Net increase in cash and cash equivalents and restricted cash	$(15,768)	$(6,547)	$(10,296)	$(7,254)	$(66,344)	$(106,209)

	For the Nine Months Ended September 30, 2022
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(26,402)	$(3,427)	$(42,254)	$(9,698)	$(49,777)	$(131,557)
Investing activities	(5)	—	—	(20,000)	(2,532)	(22,537)
Financing activities	(739)	(119)	7,997	15,508	34,055	56,701
Net increase in cash and cash equivalents and restricted cash	$(27,146)	$(3,546)	$(34,257)	$(14,190)	$(18,254)	$(97,393)

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

	Nine Months Ended September 30,
($ in thousands)	2023	2022	Change
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(93,290)	$(131,557)	$38,267
Investing activities	(2,040)	(22,537)	20,497
Financing activities	(10,879)	56,701	(67,580)
Net increase in cash and cash equivalents and restricted cash	$(106,209)	$(97,393)	$(8,816)

Operating Activities

Net cash used in operating activities decreased $38.3 million from the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2023. The decrease is due to the decrease of $31.3 million in net loss, $7.4 million decrease in cash resulting from changes in operating assets and liabilities, $4.1 million loss from the deconsolidation of subsidiaries, and $3.1 million asset impairment loss related to JMC’s write-off of Ximino, offset by the $10.7 million gain on the change in the fair value of subsidiaries/partner companies’ warrant liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 of $22.5 million, as compared to $2.0 million of cash used in investing activities for the nine months ended September 30, 2023 is a $20.5 million change in cash flows from investing activities. The change is primarily due to JMC’s $20.0 million acquisition of the products acquired from VYNE Therapeutics, Inc. during 2022 and $2.6 million used in the purchase of property and equipment for the nine months ended September 30, 2022 as compared to $5.0 million used in investing activities for the nine months ended September 30, 2023 for the deferred cash payment made to VYNE related to the acquisition of Amzeeq and Zilxi and $3.0 million used for the purchase of research and development licenses for the payment Avenue made to AnnJi related to the license for AJ201, offset by the $6 million in proceeds from the sale of property and equipment from Mustang’s transaction with uBriGene.

Financing Activities

Net cash used by financing activities was $10.9 million for the nine months ended September 30, 2023, compared to $56.7 million of net cash provided by financing activities for the nine months ended September 30, 2022, a decrease of $67.6 million. During the nine months ended September 30, 2023, cash used by partner companies to pay off long term debt and a line of credit totaled $81.3 million, offset by net proceeds from subsidiaries’/partner companies’ sale of stock and warrants of $33.8 million and $13.2 million in proceeds from the Company’s registered direct offering.

We fund our operations through cash on hand, the sale of equity and debt securities, from the sales of subsidiaries/partner companies, and from the proceeds resulting from the exercise of warrants and stock options. At September 30, 2023, we had cash and cash equivalents of $72.3 million, of which $36.0 million relates to Fortress and the private subsidiaries, primarily funded by Fortress, $1.8 million relates to Checkpoint, $9.6 million relates to Mustang, $24.7 million relates to Journey, and $0.2 million relates to Avenue. Restricted cash at September 30, 2023 was $2.4 million, of which $1.2 million relates to Fortress, $0.8 million relates to Mustang, and $0.4 million relates to Cyprium.

Sources of Liquidity

Stock Offerings and At-The-Market Share Issuances

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the “2021 Shelf”). Approximately $110.1 million of securities remain available for sale under the 2021 Shelf as of September 30, 2023.

For the nine months ended September 30, 2023, the Company issued approximately 0.2 million shares at an average price of $9.61 for gross proceeds of $2.2 million pursuant to the Fortress ATM. For the nine months ended September 30, 2022, the Company issued approximately 0.3 million shares at an average price of $23.85 for gross proceeds of $5.9 million pursuant to the Fortress ATM.

On February 10, 2023, the Company completed a registered direct offering of Common Stock pursuant to which it issued and sold approximately 1.1 million shares of its Common Stock at a purchase price of $12.53 per share and secured approximately $13.2 million in net proceeds after deducting estimated offering expenses.

On October 23, 2020, Mustang filed a shelf registration statement (File No. 333-249657) on Form S-3 (the “Mustang 2020 S-3”), which was declared effective on December 4, 2020. Through the Mustang 2020 S-3, Mustang may sell up to a total of $100.0 million of its securities. As of September 30, 2023, approximately $7.8 million of the Mustang 2020 S-3 remains available for sales of securities.

On April 23, 2021, Mustang filed a shelf registration statement (File No. 333-255476) on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Through the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of September 30, 2023, there have been no sales of securities under the Mustang 2021 S-3.

During the nine months ended September 30, 2023, Mustang issued approximately 52,000 shares of common stock at an average price of $3.15 per share for gross proceeds of $0.2 million through the Mustang ATM. During the nine months ended September 30, 2022, Mustang issued approximately 0.5 million shares of common stock at an average price of $12.61 per share for gross proceeds of $6.6 million through the Mustang ATM. In connection with these sales, Mustang paid aggregate fees of approximately $0.1 million.

In October 2023, Mustang closed on the October 2023 Registered Direct Offering for the issuance and sale of an aggregate of 2,588,236 shares of its common stock at a purchase price of $1.70 per share in a registered direct offering priced at-the-market under Nasdaq rule. In addition, the offering includes 2,588,236 shares of common stock in the form of pre-funded warrants at a price of $1.58. The common stock and the pre-funded warrants were sold together. The warrants are exercisable immediately upon issuance and will expire five and one-half years following the issuance date. Total gross proceeds from the offering were approximately $4.4 million.

The Checkpoint 2020 S-3 is a shelf registration statement (File No. 333-251005) filed by Checkpoint in November 2020 that was declared effective in December 2020, through which Checkpoint may sell up to $100 million of its securities. At September 30, 2023, approximately $8.7 million of the Checkpoint shelf remains available for sale through this Checkpoint Form S-3.

In March 2023, Checkpoint filed shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities.   As of September 30, 2023, approximately $91.7 million of the securities remains available for sale through the Checkpoint 2023 S-3.

In October 2023, Checkpoint entered into an inducement offer letter agreement with a holder of certain of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of Checkpoint’s common stock at a reduced exercise price of $1.76 per share.  The warrants were issued to the holder on December 16, 2022 with an exercise price of $4.075 per share and on February 22, 2023 with an exercise price of $5.00 per share as part of registered direct offerings. The shares of Checkpoint common stock issuable upon exercise of the warrants were registered pursuant to effective registration statements on Form S-3 (File No. 333-251005) and Form S-3 (File No. 333-270474), respectively. As part of the inducement, Checkpoint agreed to issue new unregistered Series A Warrants to purchase up to 6,325,354 shares of Checkpoint Common Stock and new unregistered Series B Warrants to purchase up to 6,325,354 shares of Checkpoint Common Stock. The Series A and B warrants are exercisable immediately upon issuance with an exercise price of $1.51 per share. The Series A warrants will expire five years following the issuance date and the Series B warrants will expire twenty-four months following the issuance date. The total gross proceeds from the offering were approximately $11.1 million with net proceeds of approximately $10.0 million after deducting approximately $1.1 million in commissions and other transaction costs.

In July 2023, Checkpoint closed on the July 2023 Registered Direct Offering for the issuance and sale of an aggregate of 2,427,186 shares of its common stock at a purchase price of $3.09 per share in a registered direct offering. In addition, the offering includes 809,062 shares of common stock in the form of pre-funded warrants at a price of $3.0899. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 3,236,248 shares of common stock and Series B warrants to purchase up to 3,236,248 shares of common stock. The Series A warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $2.84 per share and the Series B warrants are exercisable immediately upon issuance and will expire eighteen months following the issuance date and have an exercise price of $2.84 per share. Total gross proceeds from the offering were approximately $10.0 million. As of September 30, 2023, all of the pre-funded warrants from the July 2023 Registered Direct Offering were fully exercised.

In May 2023, Checkpoint closed on a registered direct offering (the “Checkpoint May 2023 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,650,000 shares of its common stock at a purchase price of $3.071 per share in a registered direct offering. In addition, the offering includes 1,606,269 shares of common stock in the form of pre-funded warrants at a price of $3.0709, Series A warrants to purchase up to 3,256,269 shares of common stock, and Series B warrants to purchase up to 3,256,269 shares of common stock. Total gross proceeds from the offering were approximately $10.0 million. As of September 30, 2023, all of the pre-funded warrants from the Checkpoint May 2023 Registered Direct Offering were fully exercised.

In April 2023, Checkpoint closed on a registered direct offering for the issuance and sale of an aggregate of 1,700,000 shares of Checkpoint common stock at a purchase price of $3.60 per share of Checkpoint common stock and accompanying warrants in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, Checkpoint issued and sold Series A warrants to purchase up to 1,700,000 shares of Checkpoint common stock and Series B warrants to purchase up to 1,700,000 shares of Checkpoint common stock. Total gross proceeds from the offering were approximately $6.1 million.

In February 2023, Checkpoint closed on a registered direct offering (the “Checkpoint February 2023 Direct Offering”) with a single institutional investor for the issuance and sale of 1,180,000 shares of its common stock and 248,572 pre-funded warrants which were subsequently fully exercised in February 2023. Each pre-funded warrant is exercisable for one share of common stock. The common stock and the pre-funded warrants were sold together with Series A warrants to purchase up to 1,428,572 shares of common stock and Series B warrants to purchase up to 1,428,572 shares of common stock, at a purchase price of $5.25 per share of common stock and associated common stock warrants, and $5.2499 per pre-funded warrant and associated common stock warrants. Net proceeds from the Checkpoint February 2023 Direct Offering were $6.7 million after deducting commissions and other transaction costs.

On December 30, 2022, Journey filed a shelf registration statement (File No. 333-269079) on Form S-3 (the “Journey 2022 S-3”), which was declared effective on January 23, 2023. Through the Journey 2022 S-3, Journey may sell up to a total of $150 million of its securities. As of September 30, 2023, there have been no sales of securities under the Journey 2022 S-3. In connection with the Journey 2022 S-3, Journey entered into an At Market Issuance Sales Agreement governing potential sales of up to 4,900,000 shares of Journey’s Common Stock.

In November 2023, Avenue closed on a public offering of the issuance and sale of an aggregate of 16,633,400 units at a purchase price of $0.3006 per unit.   Each unit consists of (i) one share of common stock (or pre-funded warrant in lieu of), and (ii) one Series A warrant to purchase one share of commons stock, exercisable immediately upon issuance at a price of $0.3006 per share and expiring five years following the issuance date, and (iii) one Series B warrant to purchase one share of common stock, exercisable immediately upon issuance at a price of $0.3006 per share and expiring eighteen months following the issuance date. Total gross proceeds from the offering were approximately $5.0 million.

In January 2023, Avenue entered into an agreement with a single institutional investor for the registered direct offering and sale of 448,000 shares of common stock at $1.55 per share and pre-funded warrants to purchase 1,492,299 shares of common stock at a price of $1.549 per share. In a concurrent private placement, Avenue also agreed to issue to the same investor a total of 1,940,299 warrants to purchase up to one share of common stock each at an exercise price of $1.55 per share at a purchase price of $0.125 per warrant. Avenue received $3.0 million in total gross proceeds after deducting estimated offering expenses.

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

During the nine months ended September 30, 2023, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2022 Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended September 30, 2023. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

Item 1A.    Risk Factors

Investing in our Common Stock, our 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value (the “Series A Preferred Stock” or “FBIOP”) or any other type of equity or debt securities we may issue from time to time (together our “Securities”) involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q including the consolidated financial statements and the related notes, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our partner companies Avenue, Checkpoint, Journey and Mustang with the SEC, before deciding to invest in our Securities. If any of the following risks or the risks included in the public filings of Avenue, Checkpoint, Journey or Mustang were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Securities could decline, and you could lose part of or all of your investment in our Securities. In addition, you should be aware that the below stated risks should be read as being applicable to our subsidiaries and partner companies such that, if any of the negative outcomes associated with any such risk is experienced by one of our subsidiaries or partner companies, the value of Fortress’ holdings in such entity may decline. As used throughout this filing, the words “we”, “us” and “our” may refer to Fortress individually, to one or more subsidiaries and/or partner companies, or to all such entities as a group, as dictated by context.

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

On August 27, 2020, we entered into the Oaktree Agreement with Oaktree. The Oaktree Agreement contains certain affirmative and negative covenants restricting our and certain of our subsidiaries’ and partner companies’ abilities to take certain actions, especially as pertains indebtedness, liens, investments, affiliate transactions, acquisitions, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions (subject in each case to exceptions). The Oaktree Agreement also contains financial covenants obligating us to maintain a minimum liquidity amount and a minimum amount of revenue, in both cases subject to exceptions. The breach of any such provisions (even, potentially, in an immaterial manner) could result in an event of default under the Oaktree Agreement, the announcement and impact of which could have a negative impact on the trading prices of our securities. The restrictions imposed by such provisions may also inhibit our and certain of our subsidiaries’ and partner companies’ ability to enter into certain transactions or arrangements that management otherwise believes would be in our best interests, such as dispositions that would result in cash inflows to Fortress and/or our subsidiaries and partner companies, or acquisitions or financings that would promote future growth.

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

Repayment of our indebtedness is dependent in part on the generation of cash flow by Journey and its ability to make such cash available to us, by dividend, debt repayment or otherwise. Journey may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries and partner companies, including Journey, is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and partner companies.

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

To the extent that we raise additional capital by issuing Common Stock (or other equity securities that are convertible or exercisable into Common Stock), the share ownership of existing stockholders will be diluted. We have also entered into financing arrangements to raise capital for our subsidiaries under which Fortress Common Stock is or may be issuable to investors in lieu of cash, upon certain conditions being met; in the event such issuances take place, they will also be dilutive of the stakes of existing stockholders. Any future debt financings may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain financial commitments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. In addition, if we raise additional funds through licensing or sublicensing arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation

Future revenue based on sales of Journey’s dermatology products, especially Qbrexza, Amzeeq, Zilxi, Targadox, Accutane, and Exelderm, may be lower than expected or lower than in previous periods.

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

A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Three of Journey’s marketed products, Qbrexza, Amzeeq and Zilxi, as well as DFD-29, currently have patent protection. Three of Journey’s marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection.

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

For instance, Caelum is the defendant in a lawsuit brought by The University of Tennessee Research Foundation (“UTRF”) captioned as University of Tennessee Research Foundation v. Caelum Biosciences, Inc., No. 19-cv-00508, which is pending in the United States District Court for the Eastern District of Tennessee (the “UTRF Litigation”). UTRF brought claims against Caelum, for, inter alia, tortious interference and trade secret misappropriation. UTRF primarily alleges that Caelum unauthorizedly used non-patent trade secrets owned by UTRF in the development of Caelum’s 11-1F4 monoclonal antibody, known as CAEL-101. Under the agreement pursuant to which Alexion acquired Caelum (as amended, the “DOSPA”), Fortress has indemnification obligations of Caelum under certain circumstances, including for certain of Caelum’s legal expenses and potential damages arising out of the UTRF Litigation (with such indemnification capped in the aggregate as to Fortress at the amount of Caelum acquisition proceeds received by Fortress and which, at Caelum’s election, may be satisfiable in the form of offsets against future amounts that Caelum may owe Fortress under the DOSPA). Caelum is defending the UTRF Litigation, with Fortress participating in such defense and maintaining a consent right over any potential settlements. Caelum’s legal fees and costs in defending the UTRF Litigation are being reimbursed by Fortress by distribution from a $15 million escrow account established concurrently with the acquisition of Caelum; Fortress considers the amount remaining in escrow to be in excess of the amount of its anticipated out-of-pocket indemnifiable costs and damages in the UTRF Litigation and therefore has not accrued any liability pertaining to this indemnity. Caelum and Fortress both believe the UTRF Litigation is without merit and intend to continue defending it vigorously (including exhausting all appeals if applicable). Caelum’s motion for summary judgment is currently pending, and a trial is scheduled for March 2024 with respect to any of UTRF’s claims that may survive summary judgment.

Additionally, we have agreed in the past, and may agree in the future, to act as guarantor in connection with equity or debt raises by our partner companies, including with respect to Company’s obligation to issue Fortress Common Stock as dividends on the Urica Therapeutics, Inc. 8% Cumulative Convertible Class B Preferred Stock and the Company’s obligation to issue shares of the Series A Preferred Stock in the event of certain exchanges of the Cyprium Therapeutics, Inc. 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (see Note 9, Debt and Interest, and Note 15, Related Party Transactions, to the Unaudited Condensed Consolidated Financial Statements herein). Under these and other future similar obligations, we may become obligated either to pay what could be a significant amount of cash or issue what could be a significant number of shares of Fortress Common Stock or perpetual preferred stock if certain events occur or do not occur, which could lead to a depletion of resources or dilution to our Common Stock, or both.

Under the provisions of the Cyprium Perpetual Preferred Stock, in the event that Cyprium has not sold a Priority Review Voucher issued by the U.S. Food and Drug Administration in connection with its approval of a New Drug Application (“NDA”) for CUTX-101, Cyprium’s copper histidinate product candidate (the “PRV Sale”), by September 18, 2024, then Fortress is obligated to exchange all shares of Cyprium Perpetual Preferred Stock that remain outstanding as of such date for: (i) cash, (ii) shares of FBIOP, or (iii) a combination of the foregoing (in each case with an aggregate value equal to the subscription price for such Cyprium Perpetual Preferred Stock and with the composition of such payments and/or issuances to be determined at Fortress’ discretion), plus cash in lieu of fractional shares and accumulated and unpaid dividends to, but excluding, the exchange date.  As of the date of this filing, approximately $7.6 million ~~of subscriptions~~ of Cyprium Perpetual Preferred Stock remain outstanding~~, reflecting the combined value of cash payments or Fortress Series A Preferred Stock (or some combination of the foregoing) that will need to be paid or issued by Fortress on or prior to September 18, 2024, if the PRV Sale has not occurred by such date~~.  Also, as previously disclosed on October 26, 2023, Fortress and Cyprium anticipate that Sentynl will, in November 2023, assume control over development of the CUTX-101 program; there is no guarantee that Sentynl will obtain NDA approval prior to September 18, 2024.

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

Almost all of our outstanding shares of our Common Stock, inclusive of outstanding equity awards, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act, or an effective registration statement. In addition, pursuant to our current shelf registration statements on Form S-3, from time to time we may issue and sell shares of our Common Stock or Series A Preferred Stock having an aggregate offering price of up to $136.1 million as of December 31, 2022. Any sale of a substantial number of shares of our Common Stock or our Series A Preferred Stock could cause a drop in the trading price of our Common Stock or Preferred Stock on the Nasdaq Stock Market.

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

On October 9, 2023, Fortress filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect the 1-for-15 Reverse Stock Split. The Reverse Stock Split was approved on August 10, 2023, by the Company’s Board of Directors and by the Company’s stockholders at a special meeting held on October 9, 2023. The Reverse Stock Split was intended to bring the Company into compliance with Nasdaq’s $1.00 per share minimum bid price requirement for continued listing. Since then, Nasdaq has determined that for 10 consecutive business days, the closing bid price of the Company’s Common Stock has been at $1.00 per share or greater, and on October 24, 2023, was formally notified by Nasdaq that the Company evidenced compliance with the $1.00 bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rules 5550(a)(2), and that accordingly, the listing matter was closed.

If we again are unable to meet the continued listing requirements of the Nasdaq, our Common Stock could be delisted from the Nasdaq. Any such delisting of our Common Stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future determine that we need to seek additional equity capital, being delisted from the Nasdaq Capital Market could have an adverse effect on our ability to raise capital in the public or private equity markets.

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

3.9

Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as Amended, of Fortress Biotech, Inc. dated October 9, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-35366) filed with SEC on October 10, 2023.

3.10

Third Amended and Restated Bylaws of Fortress Biotech, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with SEC on August 14, 2023).

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

November 14, 2023	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2023	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)