Form 10-Q
period 2024-03-31
Fortress Biotech, Inc.
filed 2024-05-15
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of May 13, 2024
Common Stock, $0.001 par value	19,916,124
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and the applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	If we raise additional capital by issuing equity, equity-linked securities or securities convertible into or exercisable for equity securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, Luxamend, and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Three of Journey’s marketed products, Qbrexza, Amzeeq and Zilxi, as well as DFD-29, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, currently have patent protection. Four of Journey’s marketed products, Accutane, Targadox, Luxamend and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain

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

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$83,774	$80,927
Accounts receivable, net	9,799	15,222
Inventory	10,580	10,206
Other receivables - related party	324	167
Prepaid expenses and other current assets	12,071	10,500
Total current assets	116,548	117,022

Property, plant and equipment, net	6,128	6,505
Operating lease right-of-use asset, net	16,462	16,990
Restricted cash	2,063	2,438
Intangible assets, net	19,473	20,287
Other assets	3,971	4,284
Total assets	$164,645	$167,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$76,379	$73,562
Income taxes payable	843	843
Common stock warrant liabilities	689	886
Operating lease liabilities, short-term	2,601	2,523
Partner company convertible preferred shares, short-term, net	4,021	3,931
Partner company installment payments - licenses, short-term, net	3,000	3,000
Other short-term liabilities	163	163
Total current liabilities	87,696	84,908

Notes payable, long-term, net	61,420	60,856
Operating lease liabilities, long-term	17,619	18,282
Other long-term liabilities	1,847	1,893
Total liabilities	168,582	165,939

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,375,343 and 15,093,053 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	19	15
Additional paid-in-capital	733,290	717,396
Accumulated deficit	(710,287)	(694,870)
Total stockholders' equity attributed to the Company	23,025	22,544

Non-controlling interests	(26,962)	(20,957)
Total stockholders' equity (deficit)	(3,937)	1,587
Total liabilities and stockholders' equity (deficit)	$164,645	$167,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Product revenue, net	$13,030	$12,165
Collaboration revenue	—	181
Revenue - related party	—	35
Other revenue	—	48
Net revenue	13,030	12,429

Operating expenses
Cost of goods sold - product revenue	6,816	6,449
Research and development	24,839	35,276
Research and development - licenses acquired	—	4,230
Selling, general and administrative	17,941	25,341
Total operating expenses	49,596	71,296
Loss from operations	(36,566)	(58,867)

Other income (expense)
Interest income	833	1,036
Interest expense and financing fee	(2,602)	(4,296)
Gain (loss) on common stock warrant liabilities	(667)	6,678
Other income (expense)	(21)	304
Total other income (expense)	(2,457)	3,722
Net loss	(39,023)	(55,145)

Net loss attributable to non-controlling interests	23,606	33,608
Net loss attributable to Fortress	$(15,417)	$(21,537)

Net loss attributable to common stockholders	$(17,731)	$(23,545)

Net loss per common share attributable to common stockholders - basic and diluted	$(1.03)	$(3.47)

Weighted average common shares outstanding - basic and diluted	17,151,945	6,792,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended March 31, 2024

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2023	3,427,138	$3	15,093,053	$15	$717,396	$(694,870)	$(20,957)	$1,587
Stock-based compensation expense	—	—	—	—	4,857	—	—	4,857
Issuance of common stock related to equity plans	—	—	461,468	—	—	—	—	—
Issuance of common stock for public offering, net			3,303,305	4	10,115			10,119
Issuance of common stock for at-the-market offering, net	—	—	462,200	—	894	—	—	894
Common shares issued for dividend on partner company's convertible preferred shares	—	—	37,817	—	68	—	—	68
Preferred A dividends declared and paid	—	—	—	—	(2,008)	—	—	(2,008)
Partner companies' offerings, net	—	—	—	—	12,636	—	—	12,636
Partner company’s at-the-market offering, net	—	—	—	—	1,484	—	—	1,484
Issuance of common stock under partner company’s ESPP	—	—	—	—	133	—	—	133
Partner company’s dividends declared and paid	—	—	—	—	(176)	—	—	(176)
Partner companies' proceeds from options and warrants, net	—	—	—	—	5,461	—	—	5,461
Exercise of warrants for cash	—	—	17,500	—	30	—	—	30
Non-controlling interest in partner companies	—	—	—	—	(17,600)	—	17,600	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(23,605)	(23,605)
Net loss attributable to common stockholders	—	—	—	—	—	(15,417)	—	(15,417)
Balance as of March 31, 2024	3,427,138	$3	19,375,343	$19	$733,290	$(710,287)	$(26,962)	$(3,937)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended March 31, 2023

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2022	3,427,138	$3	7,366,283	$7	$675,944	$(634,233)	$8,304	$50,025
Stock-based compensation expense	—	—	—	—	4,731	—	—	4,731
Issuance of common stock related to equity plans	—	—	178,341	—	—	—	—	—
Issuance of common stock for public offering, net	—	—	1,109,526	1	13,193	—	—	13,194
Issuance of common stock for at-the-market offering, net	—	—	40,326	—	447	—	—	447
Preferred A dividends declared and paid	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s offering, net	—	—	—	—	7,518	—	—	7,518
Partner company’s dividends declared and paid	—	—	—	—	(186)	—	—	(186)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	1,230	—	—	1,230
Non-controlling interest in partner companies	—	—	—	—	(7,314)	—	7,314	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(33,608)	(33,608)
Net loss attributable to common stockholders	—	—	—	—	—	(21,537)	—	(21,537)
Balance as of March 31, 2023	3,427,138	$3	8,694,476	$8	$693,555	$(655,770)	$(17,990)	$19,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(39,023)	$(55,145)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	377	844
Bad debt expense	6	126
Amortization of debt discount	609	644
Accretion of partner company convertible preferred shares	45	198
Non-cash interest	—	91
Amortization of acquired intangible assets	814	1,069
Reduction in the carrying amount of operating lease right-of-use assets	528	524
Stock-based compensation expense	4,857	4,731
Loss on partner company warrant issuance	574	—
Common shares issued for dividend on partner company's convertible preferred shares	68	—
Change in fair value of partner companies' warrant liabilities	93	(6,678)
Research and development - licenses acquired, expense	—	4,230
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	5,417	466
Inventory	(374)	881
Other receivables - related party	(157)	(498)
Prepaid expenses and other current assets	(1,571)	1,199
Other assets	313	30
Accounts payable and accrued expenses	2,668	4,774
Deferred revenue	—	(181)
Lease liabilities	(585)	(478)
Other long-term liabilities	(46)	(47)
Net cash used in operating activities	(25,387)	(43,220)

Cash Flows from Investing Activities:
Acquisition of VYNE products	—	(5,000)
Net cash used in investing activities	—	(5,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(2,008)	$(2,008)
Proceeds from issuance of common stock for public offering, net	10,119	13,325
Proceeds from issuance of common stock for at-the-market offering, net	894	447
Exercise of warrants for cash	30	—
Proceeds from partner companies' ESPP	133	—
Partner company’s dividends declared and paid	(176)	(186)
Proceeds from partner companies' sale of stock and warrants, net	12,786	9,905
Proceeds from partner companies' at-the-market offering, net	1,484	—
Proceeds from partner company convertible preferred shares, net	—	652
Proceeds from exercise of partner companies’ options and warrants, net	4,597	—
Proceeds from partner company's line of credit	—	28,000
Repayment of partner company's line of credit	—	(27,948)
Net cash (used in) provided by financing activities	27,859	22,187
Net increase (decrease) in cash and cash equivalents and restricted cash	2,472	(26,033)
Cash and cash equivalents and restricted cash at beginning of period	83,365	180,954
Cash and cash equivalents and restricted cash at end of period	$85,837	$154,921

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,658	$2,885
Cash paid (refunded) for income taxes	$—	$(104)

Supplemental disclosure of non-cash financing and investing activities:
Settlement of restricted stock units into common stock	$—	$3
Unpaid fixed assets	$—	$18
Unpaid partner company’s offering cost	$150	$156
Partner company derivative warrant liability associated with partner company convertible preferred shares	$—	$33
Prepaid public offering cost	$—	$94
Unpaid public offering cost	$—	$37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with its extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. The Company has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center (“COH” or “City of Hope”), Fred Hutchinson Cancer Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The parent Company’s current cash and cash equivalents of $43.9 million are sufficient to fund the parent entity and private subsidiary operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of Avenue, Checkpoint, Mustang and Journey. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “2023 Form 10-K”), from which the Company derived the balance sheet data at December 31, 2023, as well as Checkpoint’s Form 10-K, filed with the SEC on March 22, 2024, Mustang’s Form 10-K, filed with the SEC on March 11, 2024, Avenue’s Form 10-K, filed with the SEC on March 18, 2024, and Journey’s Form 10-K, filed with the SEC on March 29, 2024.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of March 31, 2024 and December 31, 2023, the Company had $2.1 million and $2.4 million, respectively, of restricted cash representing pledges to secure debt obligations and letters of credit in connection with certain office leases, and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows as of the dates presented:

	March 31,
	2024	2023
Cash and cash equivalents	$83,774	$152,483
Restricted cash	2,063	2,438
Total cash and cash equivalents and restricted cash	$85,837	$154,921

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Form 10-K.

Recently Issued Accounting Pronouncements

Accounting Standards Note Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on its financial statements and disclosures.

3. Asset Purchase Agreements

Mustang

Agreements with uBriGene (Boston) Biosciences, Inc. (“uBriGene”)

On May 18, 2023, Mustang entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with uBriGene, as amended by a first amendment thereto, dated June 29, 2023, and further amended by a second amendment thereto, dated as of July 28, 2023 (collectively the “Amended Asset Purchase Agreement”), pursuant to which Mustang agreed, subject to the terms and conditions therein, to sell its leasehold interest in its cell processing facility located in Worcester, MA (the “Facility”) and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene. On July 28, 2023, the closing date, pursuant to the terms and conditions of the Amended Asset Purchase Agreement, Mustang completed the sale of Mustang’s assets primarily relating to the manufacturing and production of cell and gene therapies to uBriGene for base consideration of $6.0 million. Mustang recorded a gain of $1.5 million in connection with the sale of the assets, and recorded approximately $0.3 million of the base consideration as deferred income, to be recognized upon the transfer of the lease. Certain assets, including Mustang’s lease of the Facility and related contracts did not transfer to uBriGene on the Closing date.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Asset Purchase Agreement contemplates that Mustang will seek to procure the consent and approval of the landlord of the Facility, WCS-377 Plantation Street, Inc. (the “Landlord”), and the Landlord informed Mustang that it would not consider the lease transfer request until receipt of the final determination letter from with the U.S. Committee on Foreign Investment in the United States (“CFIUS”). In connection with the sale of its leasehold interest in the Facility and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility (the “Facility Transaction”) to uBriGene and an indirect, wholly owned subsidiary of uBriGene (Jiangsu) Biosciences Co., Ltd., a Chinese contract development and manufacturing organization, Mustang and uBriGene previously submitted multiple voluntary notices to CFIUS.

As contemplated by the Amended Asset Purchase Agreement, on the Closing Date, Mustang and uBriGene entered into a Manufacturing Services Agreement (the “Manufacturing Services Agreement”). Under the Manufacturing Services Agreement, Mustang contracted uBriGene to manufacture Mustang’s lead product candidates, including MB-106, and Mustang committed to spend at least $8 million over a period of two years after the closing of the transaction to purchase manufacturing and related services (the “Manufacturing Services”) from uBriGene (the “Minimum Commitment”). Mustang paid uBriGene 25% of the Minimum Commitment at the time of signing of the Manufacturing Services Agreement. Mustang intends to expense manufacturing costs under the Manufacturing Services Agreement and the sub-contracting Manufacturing Services Agreement, pursuant to which uBriGene contracted with Mustang to perform the Manufacturing Services to be performed by uBriGene under the Manufacturing Services Agreement and account for reimbursed costs associated with the agreements as an offset to such expense.

In addition, as contemplated by the Asset Purchase Agreement, on the closing date, Mustang and uBriGene entered into a sub-contracting Manufacturing Services Agreement (the “Sub-Contracting CDMO Agreement”). Under the terms of the Sub-Contracting CDMO Agreement, Mustang would manufacture its lead product candidates, including MB-106, and may from time to time manufacture other products as requested by uBriGene. In addition, under the Sub-Contracting CDMO Agreement, Mustang and uBriGene agreed to establish a joint steering committee comprising two representatives from each of Mustang and uBriGene to review, discuss and decide on operational matters relating to the services to be performed by Mustang under such agreement, including matters relating to expenses.

Because the Facility was not assigned to uBriGene within 120 days following July 28, 2023, so long as the lease has not been so assigned, uBriGene may deliver a notice to Mustang indicating its intention to enter into good faith negotiations (the “Repurchase Notice”) to provide for Mustang to repurchase the associated assets relating to the manufacturing and production of cell and gene therapies at the Facility (the “Equipment”), re-assume the transferred liabilities and resume all transferred operations. Upon receipt of such Repurchase Notice, Mustang and uBriGene have agreed to use our best commercial efforts to negotiate in good faith the terms of any such Repurchase Transaction.

On May 13, 2024, Mustang, uBriGene and CFIUS executed a National Security Agreement (the “NSA”), pursuant to which Mustang and uBriGene agreed to abandon the Facility Transaction and all other transactions contemplated by the Amended Asset Purchase Agreement and the agreements entered into in connection therewith. The NSA imposes certain conditions on the Company and uBriGene and its affiliates.  Most significantly, Mustang agreed (i) not to effect the Facility Transaction with uBriGene or any of its affiliates; and (ii) to appoint a Point of Contact representative with whom CFIUS and uBriGene’s designated contact person may interact as needed. The NSA also obligates uBriGene to sell, or otherwise dispose of, the equipment assets purchased within 180 days after execution of the NSA, with uBriGene able to eliminate some of its obligations under the NSA if it is able to sell the equipment assets purchased back to Mustang within 45 days after signing.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

InvaGen Pharmaceuticals Inc. (“InvaGen”) Share Repurchase

Under the Share Repurchase Agreement between Avenue and InvaGen Pharmaceuticals, Inc. (“InvaGen”) under which Avenue repurchased all of InvaGen’s shares in Avenue, Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the proceeds of future financings, until $4.0 million in the aggregate is paid to InvaGen. In connection with the closing of the January 2024 Warrant Inducement (as defined below, see Note 6), Avenue made a payment of $0.3 million to InvaGen. In connection with the May 2024 Warrant Inducement (as defined below, see Note 19), Avenue made a payment of $0.3 million to InvaGen.

4. Inventory

	March 31,	December 31,
($ in thousands)	2024	2023
Raw materials	$4,180	$4,640
Work-in-process	805	884
Finished goods	5,865	4,987
Inventory reserve	(270)	(305)
Total inventories	$10,580	$10,206

5. Property and Equipment

	Useful Life	March 31,	December 31,
($ in thousands)	(Years)	2024	2023

Computer equipment	3	$595	$595
Furniture and fixtures	5	1,017	1,017
Machinery & equipment	5	—	—
Leasehold improvements	15	13,175	13,175
Buildings	40	581	581
Construction in progress	N/A	29	29
Total property and equipment		15,397	15,397
Less: Accumulated depreciation		(9,269)	(8,892)
Property and equipment, net		$6,128	$6,505

Fortress' depreciation expense for the three months ended March 31, 2024 and 2023 was approximately $0.4 million and $0.8 million, respectively. Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

6. Fair Value Measurements

Common Stock Warrant Liabilities

Warrants
($ in thousands)	liabilities
Balance at December 31, 2023	$886
Change in fair value of common stock warrants - Avenue	116
Change in fair value of common stock warrants - Checkpoint	—
Change in fair value of placement agent warrants - Urica	(24)
Exercise of common stock warrants - Avenue	(289)
Balance at March 31, 2024	$689

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Checkpoint

At March 31, 2024 and December 31, 2023, the Checkpoint warrant liability relates to the placement agent warrants from a registered direct offering completed in December 2022 (the “December 2022 Placement Agent Warrants”). Checkpoint deemed the December 2022 Placement Agent Warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The December 2022 Placement Agent Warrants were recorded at the time of closing at a fair value determined by using the Black-Scholes model. Checkpoint will revalue the December 2022 Placement Agent Warrants at each reporting period thereafter for as long as they remain outstanding. At March 31, 2024 and December 31, 2023, the liability associated with the December 2022 Placement Agent Warrants was $0.1 million.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	March 31,	December 31,
Checkpoint Warrants	2024	2023
Exercise price	$5.41	$5.41
Volatility	107.5%	96.4%
Expected life	3.7	4.0
Risk-free rate	4.2%	3.8%

Avenue

Avenue had previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities in October 2022 (the “October 2022 Warrants”) and January 2023 (the “January 2023 Warrants”, and together with the October 2022 Warrants, the “Avenue Warrants”).  The Avenue Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. The Black-Scholes model was used to value the Avenue Warrants, at the time of issuance and when re-measured at each financial reporting date, up to exercise or expiration of the warrants, with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense) in the unaudited condensed consolidated statements of operations.

In January 2024, Avenue entered in a warrant inducement for the immediate exercise of certain outstanding warrants, including the January 2023 Warrants (see Note 13). Avenue revalued the January 2023 Warrants on January 5, 2024, resulting in a fair value of $0.3 million. Since no October 2022 Warrants were exercised or amended in the January 2024 warrant inducement transaction, they were revalued at March 31, 2024, and the $0.1 million increase in the fair value of the common stock warrant liability resulted in an offsetting loss on common stock warrant liabilities in the unaudited condensed consolidated statements of operations.

Avenue
Warrant
($ in thousands)	Liability
Common Stock Warrant liabilities at December 31, 2023	$586
Exercise of Avenue common warrants	(289)
Change in fair value of common stock warrant liabilities	116
Common Stock Warrant liabilities at March 31, 2024	$413

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	March 31,	December 31
	2024	2023
Stock price	$ 11.10	$ 12.00
Risk-free interest rate	4.21%	3.84%
Expected dividend yield	—	—
Expected term in years	3.50	3.80
Expected volatility	162%	148%

Urica

The fair value of Urica’s contingently issuable placement agent warrants in connection with Urica’s first close of its preferred offering in December 2022 was measured using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Urica’s warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	March 31,	December 31,
	2024	2023
Risk-free interest rate	4.33%	3.93%
Expected dividend yield	—	—
Expected term in years	0.25	0.5
Expected volatility	102.3%	153.6%

At March 31, 2024 and December 31, 2023 the value of Urica’s contingent payment warrant was approximately $0.2 million.

7. Intangible Assets, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of the Journey intangible assets as of March 31, 2024 and December 31, 2023, respectively:

	Estimated Useful	March 31,	December 31,
($ in thousands)	Lives (Years)	2024	2023

Intangible assets – product licenses	3 to 9	$37,925	$37,925
Accumulated amortization		(15,309)	(14,495)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$19,473	$20,287

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023, Journey’s amortization expense related to its product licenses was $0.8 million and $1.1 million, respectively. Journey records amortization expense related to its product licenses as a component of cost of goods sold on the unaudited condensed consolidated statement of operations.

The future amortization of these intangible assets is as follows:

Total
($ in thousands)	Amortization
Remainder of 2024	$2,443
December 31, 2025	3,257
December 31, 2026	2,471
December 31, 2027	1,775
December 31, 2028	1,595
Thereafter	3,990
Sub-total	$15,531
Asset not yet placed in service	3,942
Total	$19,473

8. License Agreements

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its subsidiaries and partner companies require substantial completion of research and development, and regulatory and marketing approval efforts, in order to reach technological feasibility. As such, for the three months ended March 31, 2024 and 2023, the purchase price of the license acquired was classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations.

9. Debt and Interest

Debt

Total debt consists of the following:

	March 31,	December 31,
($ in thousands)	2024	2023	Interest rate	Maturity

Oaktree Note	$50,000	$50,000	11.0%	August - 2025
SWK Term Loan	15,000	15,000	15.1%	December - 2027
Less: Discount on notes payable	(3,580)	(4,144)
Total notes payable	$61,420	$60,856

Oaktree Note

In August 2020, Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree Fund Administration, LLC and the lenders from time-to-time thereto (collectively, “Oaktree”) (the “Oaktree Agreement” and the debt thereunder, the “Oaktree Note”). The Oaktree Agreement contains customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that requires Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the Oaktree Agreement. Failure by the Company or Journey, as applicable, to comply with the Oaktree Agreement covenants will result in an event of default, subject to certain cure rights of the Company. The Company was in compliance with all applicable covenants under the Oaktree Agreement as of March 31, 2024.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company is required to make quarterly interest-only payments until the fifth anniversary of the closing date, August 27, 2025, the “Maturity Date,” at which point the outstanding principal amount is due. The Company may voluntarily prepay the Oaktree Note at any time subject to a prepayment fee. The Company is required to make mandatory prepayments of the Oaktree Note under various circumstances as defined in the Oaktree Agreement. No mandatory prepayments were required in the three months ended March 31, 2024.

SWK Term Loan

On December 27, 2023 (the “SWK Closing Date”), Journey entered into a Credit Agreement with SWK Funding LLC (“SWK”). The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the SWK Closing Date, Journey drew $15 million. The remaining $5.0 million may be drawn upon request by Journey within 12 months after the SWK Closing Date. Loans under the Credit Facility (the “Term Loans”) mature on December 27, 2027. The Term Loans accrue interest which is payable quarterly in arrears. The Term Loans bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly.

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

Upon repayment in full of the Term Loans, Journey will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, Journey paid an origination fee of $0.2 million on the SWK Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. Journey is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense in the Consolidated Statement of Operations. The effective interest rate on the SWK Term Loan for the quarter ended March 31, 2024 was 15.1%.

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of March 31, 2024, Journey was in compliance with the financial covenants under the SWK Credit Facility.

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

Dividends on the Urica Preferred Stock are payable monthly by Fortress in shares of Fortress Common Stock based upon a 7.5% discount to the average trading price over the 10-day period preceding the dividend payment date. Dividends are recorded as interest expense. For the three month periods ended March 31, 2024 and 2023, the Company recorded expense of $0.1 million and $0.1 million associated with the Urica dividends owed on the outstanding Urica Preferred Stock.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan:

	Three Months Ended March 31,
	2024			2023
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
Oaktree Note	1,390	502	1,892	1,390	424	1,814
Partner company convertible preferred shares	113	45	158	260	60	320
Partner company installment payments - licenses	—	—	—	91	—	91
Partner company notes payable	486	62	548	1,500	160	1,660
Other	4	—	4	79	332	411
Total Interest Expense and Financing Fee	$1,993	$609	$2,602	$3,320	$976	$4,296

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2024	2023

Accounts payable	$41,803	$34,810
Accrued expenses:
Professional fees	1,963	1,681
Salaries, bonus and related benefits	6,586	8,531
Research and development	5,222	11,644
Research and development - milestones	7,000	—
Accrued royalties payable	1,382	2,015
Accrued coupon and rebates	7,169	9,987
Return reserve	2,806	4,077
Other	2,448	817
Total accounts payable and accrued expenses	$76,379	$73,562

11. Non-Controlling Interests

The Company’s ownership interests in its consolidated subsidiaries at March 31, 2024 was similar to December 31, 2023.

12. Net Loss per Common Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing the net loss attributed to Fortress, less the Series A Preferred dividends and adjusted for subsidiary deemed dividends, by the weighted-average number of shares of Common Stock outstanding during the period, not including unvested restricted stock, and without consideration for Common Stock equivalents. Diluted net loss per share is the same as the basic loss per share due to net losses in all periods. For the three months ended March 31, 2024, the effect on the net loss per share calculation from Series A Preferred dividends was $2.0 million and partner company deemed dividends was $0.3 million (see Note 13).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following shares of potentially dilutive securities, weighted during the quarters ended March 31, 2024 and 2023, have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Warrants to purchase Common Stock	5,769,788	127,296
Options to purchase Common Stock	18,896	41,508
Unvested Restricted Stock	1,725,726	1,379,934
Unvested Restricted Stock Units	1,267	71
Total	7,515,677	1,548,809

13. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2024, the Company had the following equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). As of March 31, 2024, approximately 38,000 shares were available for issuance under the 2013 Plan.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Fortress:
Employee and non-employee awards	$2,193	$2,437
Executive awards	224	407

Partner Companies:
Avenue	191	11
Checkpoint	709	969
Mustang	77	235
Journey	1,406	646
Other	57	26
Total stock-based compensation expense	$4,857	$4,731

For the three months ended March 31, 2024 and 2023, approximately $1.1 million and $0.9 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $3.7 million and $3.8 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress subsidiaries and partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2023	18,896	$20.55	$—	1.76
Granted	540,000	1.68	216,000
Options vested and expected to vest at March 31, 2024	558,896	$2.32	$216,000	6.77
Options vested and exercisable at March 31, 2024	18,896	$20.55	$—	1.76

As of March 31, 2024, Fortress had $0.4 million in unrecognized stock-based compensation expense related to options which is expected to be recognized over the remaining weighted-average vesting period of 3.8 years.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries and partner companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2023	1,458,700	$28.05
Restricted stock granted	444,261	3.01
Restricted stock vested	607	36.89
Restricted stock units vested	(17,206)	46.74
Unvested balance at March 31, 2024	1,886,362	$21.99

As of March 31, 2024 and 2023, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $13.2 million and $19.6 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years and 2.1 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress subsidiaries and partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2023	5,787,288	$1.88	$7,794,450	4.91
Exercised	(17,500)	1.70
Outstanding as of March 31, 2024	5,769,788	$1.88	$1,692,750	4.66
Exercisable as of March 31, 2024	5,769,788	$1.88	$1,692,750	4.66

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

On January 1, 2024 and 2023, the Compensation Committee granted 216,465 shares each to Dr. Rosenwald and Mr. Weiss. These equity grants were made in accordance with the LTIP, and each award represents 1% of total outstanding shares of the Company as of the dates of such grants. The shares will vest in full if the employee is either in the service of the Company as an employee, Board member or consultant (or any combination of the foregoing) on the tenth anniversary of the LTIP, or the eligible employee has had an involuntary Separation from Service (as defined in the LTIP). The only other vesting condition – one based on achievement of an increase in the Company’s market capitalization – has already been achieved, with respect to each annual award under the LTIP. The shares awarded under the LTIP will also vest in full (and the Company’s repurchase option on each tranche of shares granted thereunder will accordingly lapse) upon the occurrence of a Corporate Transaction (as defined in the LTIP), if the eligible employee is in service to the Company on the date of such Corporate Transaction. The fair value of each grant on the grant date was approximately $0.7 million for the 2024 grant and $0.8 million for the 2023 grant. For the three months ended March 31, 2024 and 2023, the Company recorded stock compensation expense related to LTIP grants of approximately $1.7 million and $1.4 million, respectively, and for the three months ended March 31, 2024 and 2023, respectively, on the unaudited condensed consolidated statement of operations.

Capital Raises

2021 Shelf

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the "2021 Shelf"). Approximately $88.2 million of securities remain available for sale under the 2021 Shelf as of March 31, 2024.

At the Market Offering

During the three-month period ended March 31, 2024, the Company issued and sold approximately 0.5 million shares at an average price of $1.99 for gross proceeds of $0.9 million. During the three-month period ended March 31, 2023 the Company issued and sold approximately 40,000 shares at an average price of $11.43 for gross proceeds of $0.5 million.

Registered Direct Offering

In January 2024, Fortress closed on a registered direct offering of an aggregate of 3,303,305 shares of its common stock and warrants to purchase up to 3,303,305 shares of its common stock at a combined purchase price of $3.33 per share of common stock and accompanying warrant priced at-the-market under Nasdaq rules. The warrants have an exercise price of $3.21 per share, are immediately exercisable, and will expire five years following the date of issue. Net proceeds to Fortress, after deducting the placement agent’s fees and other offering expenses, were approximately $10.2 million.

Checkpoint 2023 Shelf Registration Statement

In March 2023, Checkpoint filed a shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of March 31, 2024, approximately $77.7 million of the securities remains available for sale through the Checkpoint 2023 S-3.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Checkpoint Registered Direct Offering

In January 2024, Checkpoint closed on a registered direct offering (the “Checkpoint January 2024 Registered Direct Offering”) with a single institutional investor for the issuance and sale of 1,275,000 shares of its common stock and 6,481,233 pre-funded warrants. Each pre-funded warrant was exercisable for one share of Checkpoint common stock. The Checkpoint common stock and the pre-funded warrants were sold together with common stock warrants (the “Checkpoint January 2024 Common Warrants”) to purchase up to 7,756,233 shares of Checkpoint common stock, at a purchase price of $1.805 per share of common stock and $1.8049 per pre-funded warrant. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The Checkpoint January 2024 Common Warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $1.68 per share. Checkpoint also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. Net proceeds to Checkpoint from the Checkpoint January 2024 Registered Direct Offering were $12.8 million after deducting commissions and other transaction costs. As of May 7, 2024, 3,825,233 pre-funded warrants from the Checkpoint January 2024 Registered Direct Offering were fully exercised.

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the registered direct offering noted above. Accordingly, Checkpoint issued 193,905 shares of common stock to Fortress at a weighted average price of $2.04 per share for the three months ended March 31, 2024.

Avenue 2021 Shelf Registration Statement

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. As of March 31, 2024, approximately $24.9 million of the securities remains available for sale through the Avenue 2021 S-3, subject to General Instruction I.B.6. of Form S-3.

Avenue 2024 Warrant Exercise and Private Placement

On January 5, 2024, Avenue entered into (i) an inducement offer letter agreement (the “January 2023 Investor Inducement Letter”) with a certain investor (the “January 2023 Investor”) in connection with certain outstanding warrants to purchase up to an aggregate of 25,871 shares of Common Stock, originally issued to the January 2023 Investor on January 31, 2023 (the “January 2023 Warrants”) and (ii) an inducement offer letter agreement (the “November 2023 Investor Inducement Letter Agreement” and, together with the January 2023 Investor Inducement Letter, the “January 2024 Warrant Inducement”) with certain investors (the “November 2023 Investors” and, together with the January 2023 Investor, the “Holders”) in connection with certain outstanding warrants to purchase up to an aggregate of 194,667 shares of Common Stock, originally issued to the November 2023 Investors on November 2, 2023 (the “November 2023 Warrants” and, together with the January 2023 Warrants, the “Existing Warrants”). The January 2023 Warrants had an exercise price of $116.25 per share, and the November 2023 Warrants had an exercise price of $22.545 per share.

Pursuant to the January 2024 Warrant Inducement, (i) the January 2023 Investor agreed to exercise its January 2023 Warrants for cash at a reduced exercise price of $22.545 per share and (ii) the November 2023 Investors agreed to exercise their November 2023 Warrants for cash at the existing exercise price of $22.545, in each case in consideration for Avenue’s agreement to issue in a private placement (x) Series A Warrants to purchase up to 220,538 shares of Avenue Common Stock and (y) Series B Warrants to purchase up to 220,538 shares of Avenue Common Stock. The net proceeds to Avenue from the exercise of the warrants was approximately $4.5 million, after deducting placement agent fees and estimated offering costs, but without giving effect to the exercise of the Series A Warrants and Series B Warrants issued in the January 2024 Warrant Inducement.

The fair value of the Series A Warrants and Series B Warrants was allocated between the January 2023 Warrants and the November 2023 Warrants on a weighted basis, with approximately $0.6 million allocated to the January 2023 Warrants and recorded to loss on common stock warrant liabilities in the condensed consolidated statement of operations, and the approximately $4.3 million allocated to the November 2023 Warrants deemed to be a dividend such that it was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statement of operations (see Note 12).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the Company’s Founders Agreement with Avenue, Avenue issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the warrant exercise noted above. Accordingly, Avenue recorded 5,513 shares of common stock as issuable to Fortress at a weighted average price of $14.25 per share for the three months ended March 31, 2024.

Mustang 2021 Shelf Registration Statement and At-the-Market Offering (the “Mustang ATM”)

On April 23, 2021, Mustang filed a shelf registration statement (File No. 333-255476) on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of March 31, 2024, approximately $195.6 million of the Mustang 2021 S-3 remained available for sales of securities. The Mustang 2021 S-3 expires on May 24, 2024.

On July 2018, Mustang entered into an At-the-Market Issuance Sales Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2021 S-3. Under the Mustang ATM, Mustang pays the sales agents for the program a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. On April 14, 2023, the Mustang ATM was amended to add the limitations imposed by General Instruction I.B.6 to Form S-3. During the three months ended March 31, 2024 and 2023, Mustang issued no shares through the Mustang ATM.

Journey 2022 Shelf Registration Statement and At-the-Market Offering

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the three months ended March 31, 2024, Journey issued and sold approximately 0.3 million shares of common stock at an average price of $5.28 per share for gross proceeds of $1.5 million under the Journey ATM Sales Agreement. At March 31, 2024, 3,861,553 shares remain available for issuance under the Journey 2022 S-3.

14. Commitments and Contingencies

During three months ended March 31, 2024 and 2023, the Company recorded the following as lease costs for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Operating lease cost	$640	$1,019
Shared lease costs	(523)	(515)
Variable lease cost	216	201
Total lease expense	$333	$705

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Operating cash flows from operating leases	$(920)	$(876)
Right-of-use assets exchanged for new operating lease liabilities	$—	$—
Weighted-average remaining lease term – operating leases (years)	4.1	4.6
Weighted-average discount rate – operating leases	6.5%	6.6%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Future Lease
($ in thousands)	Liability
Nine Months Ended December 31, 2024	$2,876
Year Ended December 31, 2025	3,799
Year Ended December 31, 2026	3,535
Year Ended December 31, 2027	3,191
Year Ended December 31, 2028	3,241
Other	8,428
Total operating lease liabilities	25,070
Less: present value discount	(4,850)
Net operating lease liabilities, short-term and long-term	$20,220

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

Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries and partner companies may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeing resulting alleged damages.

University of Tennessee Research Foundation v. Caelum Biosciences, Inc.

Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress that was sold to AstraZeneca’s Alexion (“Alexion”) in October 2021, is the defendant in a lawsuit brought by The University of Tennessee Research Foundation (“UTRF”) captioned as University of Tennessee Research Foundation v. Caelum Biosciences, Inc., No. 19-cv-00508, which is pending in the United States District Court for the Eastern District of Tennessee (the “UTRF Litigation”). UTRF brought claims against Caelum, for, inter alia, tortious interference and trade secret misappropriation. UTRF primarily alleges that Caelum unauthorizedly used non-patent trade secrets owned by UTRF in the development of Caelum’s 11-1F4 monoclonal antibody, known as CAEL-101. Under the agreement pursuant to which Alexion acquired Caelum (as amended, the “DOSPA”), Fortress has indemnification obligations of Caelum under certain circumstances, including for certain of Caelum’s legal expenses and potential damages arising out of the UTRF Litigation (with such indemnification capped in the aggregate as to Fortress at the amount of Caelum acquisition proceeds received by Fortress – approximately $57 million to date - and which, at Caelum’s election, may be satisfiable in the form of offsets against future amounts that Caelum may owe Fortress under the DOSPA). Caelum is defending the UTRF Litigation, with Fortress participating in such defense and maintaining a consent right over any potential settlements. Caelum’s legal fees and costs in defending the UTRF Litigation are being reimbursed by Fortress by distribution from a $15 million escrow account established concurrently with the acquisition of Caelum; Fortress considers the amount remaining in escrow to be in excess of the amount of its anticipated out-of-pocket indemnifiable costs and damages in the UTRF Litigation and therefore has not accrued any liability pertaining to this indemnity. Caelum and Fortress both believe the UTRF Litigation is without merit and intend to continue defending it vigorously (including exhausting all appeals if applicable). Caelum’s motion for summary judgment is currently pending, and a trial is scheduled for September 2024 with respect to any of UTRF’s claims that may survive summary judgment.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Party Transactions

Founders Agreement

The Company has entered into Founders Agreements and, in some cases, exchange agreements with certain of its subsidiaries as described in the 2023 Form 10-K. The following table summarizes, by partner company/subsidiary, the effective date of the Founders Agreements and Payment-in-Kind (“PIK”) dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, exchange agreements, and the subsidiaries' certificates of incorporation:

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Partner Company/Subsidiary	Effective Date [1]	capitalization	Issued
Avenue	February 17, 2015	2.5%	Common Stock
Baergic	December 17, 2019 [4]	-%[2]	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Checkpoint	March 17, 2015	-%[3]	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Helocyte	March 20, 2015	2.5%	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Oncogenuity	April 22, 2020 [4]	2.5%	Common Stock
Urica	November 7, 2017 [4]	2.5%	Common Stock

Note 1:

Represents the effective date of each subsidiary’s Founders Agreement. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement or has since been amended to January 1 of each calendar year.

Note 2:	Due to the November 2022 consummation of the Contribution Agreement between the Company and Avenue, Avenue is now eligible to receive the PIK dividend and equity fee payable by Baergic.
Note 3:	Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization.
Note 4:	Represents the Trigger Date, the date that the Fortress partner company/subsidiary first acquires, whether by license or otherwise, ownership rights in a product.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies/subsidiaries as described in the 2023 Form 10-K. The following table summarizes the effective date of each MSA and the annual consulting fee payable by the partner company/subsidiary to the Company in quarterly installments:

		Annual MSA Fee
Partner Company/Subsidiary	Effective Date	(Income)/Expense
Avenue	February 17, 2015	500
Baergic[1]	March 9, 2017	—
Cellvation	October 31, 2016	500
Checkpoint	March 17, 2015	500
Cyprium	March 13, 2017	500
Helocyte	March 20, 2015	500
Mustang	March 13, 2015	500
Oncogenuity	February 10, 2017	500
Urica	November 7, 2017	500
Fortress		(4,000)
Consolidated (Income)/Expense		$—

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

Shared Services Agreement with TG Therapeutics, Inc. (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the three months ended March 31, 2024 and 2023 the Company invoiced TGTX $0.6 million and $0.1 million, respectively. At March 31, 2024, approximately $36,000 is due from TGTX related to this arrangement.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is also the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the three months ended March 31, 2024 and 2023, the Company’s employees have provided services to Journey totaling approximately $9,000 and $15,000, respectively. At March 31, 2024, the total related party receivable was $0.2 million, and primarily relates to reimbursable expenses incurred by Fortress on behalf of Journey.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay its share of the average annual rent for office space in New York, NY, based on the actual percentage of the office space occupied by TGTX on a month-by-month basis. For the three months ended March 31, 2024 and 2023, the Company had paid $0.7 million and $0.8 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $0.5 million and $0.5 million, respectively, for its prorated share of the rent base. At March 31, 2024, $0.2 million is due from TGTX related to this arrangement.

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of March 31, 2024, there are 300,600 shares of Cyprium PPS outstanding.

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

An optional exchange to Fortress Series A Preferred Stock is available after 24 months from the issuance date so long as a sale of the PRV has not occurred. Additionally, if a PRV Sale has not occurred by September 30, 2024 the Cyprium PPS will  either be automatically exchanged for Fortress Series A Preferred Stock or cash at the discretion of Fortress. The Cyprium PPS is fully and unconditionally guaranteed by Fortress.

16. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company are consistently applied to all segments. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment:

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Three Months Ended March 31, 2024	Sales	Development	Consolidated
Net revenue	$13,030	$—	$13,030
Cost of goods - product revenue	(6,816)	—	(6,816)
Research and development	(7,884)	(16,955)	(24,839)
Selling, general and administrative	(8,420)	(9,521)	(17,941)
Other expense	(352)	(2,105)	(2,457)
Segment loss	$(10,442)	$(28,581)	$(39,023)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Three Months Ended March 31, 2023	Sales	Development	Consolidated
Net revenue	$12,213	$216	$12,429
Cost of goods - product revenue	(6,449)	—	(6,449)
Research and development	(2,033)	(37,473)	(39,506)
Selling, general and administrative	(13,291)	(12,050)	(25,341)
Other expense	(575)	4,297	3,722
Segment loss	$(10,135)	$(45,010)	$(55,145)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize, for the periods indicated, total assets by reportable segment:

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
March 31, 2024	Sales	Development	Total Assets
Intangible assets, net	$19,473	$—	$19,473
Tangible assets	47,098	98,074	145,172
Total segment assets	$66,571	$98,074	$164,645

		Pharmaceutical
		and
($ in thousands)	Dermatology	Biotechnology
	Products	Product
December 31, 2023	Sales	Development	Total Assets
Intangible assets, net	$20,287	$—	$20,287
Tangible assets	56,561	90,678	147,239
Total segment assets	$76,848	$90,678	$167,526

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza, Accutane, Targadox, Ximino (until September 2023), Exelderm, Amzeeq, Luxamend and Zilxi. All of Journey’s product revenues are recorded in the U.S.

The table below summarizes the Company’s revenue for the periods presented:

	Three Months Ended March 31,
	2024	2023
Revenue
Qbrexza	$5,017	$4,094
Accutane	5,819	4,648
Amzeeq	755	1,193
Zilxi	273	314
Other / legacy product revenue	1,166	1,916
Collaboration revenue	—	181
Revenue – related party	—	35
Other revenue	—	48
Total net revenue	$13,030	$12,429

Significant Customers

For the three-month periods ending March 31, 2024 and 2023, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At March 31, 2024, one of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 14%. At December 31, 2023, one of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 13%.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Income tax expense for the three months ended March 31, 2024 and 2023 is based on the estimated annual effective tax rate, and includes interest related to unrecognized tax benefits. The Company expects a net deferred tax asset with a full valuation allowance and 0% estimated annual effective tax rate for 2024. No income tax expense was recognized for the three months ended March 31, 2024 or 2023.

19. Subsequent Events

Avenue

In April 2024, Avenue filed a Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-75 reverse stock split (the “Reverse Stock Split”) of Avenue’s shares of common stock, $0.0001 par value. As a result of the Reverse Stock Split, every 75 shares of Avenue’s pre-reverse split common stock was combined and reclassified as one share of common stock. The Reverse Stock Split became effective on April 26, 2024, and Avenue’s common stock was quoted on the Nasdaq Stock Market on a post-split basis at the open of business on April 26, 2024. Avenue’s post-reverse split common stock has a new CUSIP number, 05360L403, but the par value and other terms of Avenue’s common stock were not affected by the Reverse Stock Split.

Also in April 2024, Avenue entered into definitive agreements for the immediate exercise of certain of its existing outstanding warrants to exercise for cash an aggregate of 689,680 warrants for shares of Avenue’s common stock at a reduced exercise price of $6.20 per share (the “May 2024 Warrant Inducement”). The exercised warrants are comprised of warrants to purchase shares of common stock originally issued by Avenue on October 11, 2022, each having an exercise price of $116.25 per share, Series A and Series B warrants to purchase shares of common stock originally issued by Avenue on November 2, 2023, each having an exercise price of $22.545 per share, and warrants to purchase shares of common stock originally issued by Avenue on January 9, 2024, each having an exercise price of $22.545 per share.

In consideration for the immediate exercise of the warrants for cash, Avenue issued two new unregistered series of warrants to purchase up to a total of 1,379,360 shares of Avenue common stock for a payment of $0.125 per warrant. The warrants will have an exercise price of $6.20 per share, and terms ranging from eighteen months to five years. Total gross proceeds to Avenue were approximately $4.4 million before deducting placement agent fees and other expenses payable by Avenue.

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the "Offering Agreement") with H.C. Wainwright & Co. LLC ("Wainwright") under which Avenue may offer and sell, from time to time at its sole discretion, up to $3,850,000 of shares of its common stock, par value $0.0001 per share (the "Shares"), through or to Wainwright. The offer and sale of the Shares will be made pursuant to the base prospectus forming a part of the 2021 Shelf, and the related prospectus supplement dated May 10, 2024 (the "Registration Statement") filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act").

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Mustang

In April 2024, Mustang’s board of directors approved a reduction in its workforce by approximately 81% of its employee base in order to reduce costs and preserve capital; the reduction occurred primarily in April and is expected to be substantially complete in the second quarter of 2024.

In May 2024, Mustang closed on a public offering of 16,877,638 shares of common stock (or common stock equivalents in lieu thereof), and 50,632,914 warrants with a combined public offering price of $0.237 per share (or per share common stock equivalent in lieu thereof) and accompanying warrants with an exercise price of $0.237 per share. The Series A-1 warrants have a five-year term, the Series A-2 warrants have a twenty-four month term, and the Series A-3 warrants have a nine month term. Total gross proceeds were $4.0 million. The net proceeds of the public offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by Mustang, but excluding the net proceeds, if any, from the exercise of the warrants, was approximately $3.3 million.

Mustang also amended certain existing warrants to purchase up to 2,588,236 shares of common stock previously issued in October 2023 with an exercise price of $1.58 per share such that the amended warrants have a reduced exercise price of $0.237 per share, and have a five-year term from date of shareholder approval.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology are generally intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. Factors that could cause actual results to differ materially from those currently anticipated include those set forth under “Item 1A. Risk Factors” including, in particular, risks relating to:

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

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this Quarterly Report on Form 10-Q should be read as applying mutatis mutandis to every other instance of such information appearing herein.

Overview

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with our extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. We have executed arrangements with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center (“COH” or “City of Hope”), Fred Hutchinson Cancer Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Cincinnati Children’s Hospital Medical Center, Columbia University, the University of Pennsylvania, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help the partners achieve their goals. Partner companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, four partner companies are publicly-traded, and two have consummated strategic partnerships with industry leaders, including AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”).

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

Recent Events

Revenue

●	During the three months ended March 31, 2024 and 2023, total net revenue was $13.0 million and $12.4 million, respectively, which includes of net product revenue from Journey’s commercial dermatology portfolio of $13.0 million and $12.2 million, respectively.

Late Stage Product Candidates

Cosibelimab (anti-PD-L1 antibody)

●	Our partner company, Checkpoint, submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug administration (“FDA”) for cosibelimab, its investigational anti-PD-L1 antibody, as a treatment for patients with metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) who are not candidates for curative surgery or radiation, in January 2023. In December 2023, the FDA issued a complete response letter (“CRL”) for the cosibelimab BLA. The CRL solely cited findings that arose during a multi-sponsor inspection of Checkpoint’s third-party contract manufacturing organization as approvability issues to address in a resubmission. The CRL did not state any concerns about the clinical data package, safety, or labeling for the approvability of cosibelimab. We intend to seek to address the feedback in a potential BLA resubmission, which is currently targeted for mid-year.
●	Cosibelimab was sourced by Fortress and is currently in development at Checkpoint.

CUTX-101 (copper histidinate for Menkes disease)

●	In December 2023, our subsidiary, Cyprium completed the asset transfer of CUTX-101 to Sentynl. Sentynl is obligated under the agreement to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, Cyprium remains eligible to receive up to $129 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 ranging from 3% to 12.5% on tiered annual net sales. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at the New Drug Application (“ NDA”) approval for CUTX-101.
●	The CUTX-101 rolling NDA submission is ongoing and is expected to be completed by Sentynl in 2024.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

DFD-29 (modified release oral minocycline for the treatment of rosacea)

●	In March 2024, the FDA accepted the NDA for DFD-29 (Minocycline Hydrochloride Modified Release Capsules, 40 mg) and set a PDUFA goal date of November 4, 2024. We submitted the NDA to the FDA seeking approval for DFD-29 for the treatment of inflammatory lesions and erythema of rosacea in adults in January 2024. Both randomized controlled DFD-29 Phase 3 clinical trials achieved their co-primary and all secondary endpoints with subjects completing the 16-week treatment with no significant safety issues. DFD-29 demonstrated statistical superiority compared to both Oracea capsules and placebo for Investigator’s Global Assessment (IGA) treatment success and the reduction in the total inflammatory lesion count in both clinical trials. Additionally, DFD-29 showed significantly superior reduction in Clinicians Erythema Assessment compared to placebo in both of the Phase 3 clinical trials.
●	DFD-29 is being developed for the treatment of rosacea at our partner company, Journey, in collaboration with Dr. Reddy’s Laboratories Ltd.

CAEL-101 (Light Chain Fibril-reactive Monoclonal Antibody for AL Amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress, net of Fortress’ $6.4 million portion of the $15 million, 24-month escrow holdback amount and other miscellaneous transaction expenses. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $350 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $212 million.
●	There are two ongoing Phase 3 studies of CAEL-101 for AL amyloidosis. (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	CAEL-101 (anselamimab) was sourced by Fortress and was developed by Caelum (founded by Fortress) until its acquisition by AstraZeneca in October 2021.

IV Tramadol

●	In January 2024, Avenue reached a final agreement with the FDA on the Phase 3 safety study protocol for IV tramadol and statistical analysis approach, including the primary endpoint which will be a composite of elements indicative of opioid-induced respiratory depression.
●	The final non-inferiority safety study is designed to assess the risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine. The study will randomize approximately 300 post-bunionectomy patients to IV tramadol or IV morphine for pain relief administered during a 48-hour post-operative period. Patients will have access to IV hydromorphone, a Schedule II opioid, for rescue of breakthrough pain.
●	Avenue plans to initiate the study subject to having the necessary financing.
●	IV tramadol was sourced by Fortress and is currently in development at our partner company, Avenue.

Triplex (cytomegalovirus (“CMV”) vaccine)

●	Triplex is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in the fourth quarter of 2024. The study aims to show that vaccination with Triplex can safely elicit a CMV-specific immune response and reduce asymptomatic CMV replication in a population of people with HIV on suppressive antiretroviral therapy. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to placebo, and thus, potentially reduce related mortality and morbidity.
●	In May 2024 we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 study of Triplex, a vaccine for control of CMV, in patients undergoing liver transplantation. The trial is funded by a grant from the National Institutes of Health’s National Institute of Allergy and Infectious Diseases (“NIH/NIAID”) that could provide over $20 million in non-dilutive funding and will be conducted in up to 20 nationally recognized transplant centers in the United States.
●	Triplex is currently the subject of multiple ongoing clinical trials, including: a Phase 2 evaluation for CMV control in recipients of liver transplant (NCT06075745); a Phase 1/2 trial for CMV control in pediatric recipients of HCT (NCT03354728); a Phase 2 trial for safety and immunogenicity in adults living with HIV and CMV (NCT05099965); a Phase 2 trial for CMV control in recipients of stem cell transplant in which the stem cell donor is vaccinated with Triplex (NCT06059391) and a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 Chimeric Antigen Receptor T Cell for the treatment of non-Hodgkin lymphoma (NCT05432635).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

●	In March 2024, we announced our expansion into autoimmune diseases with MB-106, a personalized CD20-targeted, 3rd-generation autologous CAR T-cell therapy. Planning for a proof-of concept Phase 1 investigator-sponsored clinical trial evaluating MB-106 in autoimmune diseases is underway and could initiate in the fourth quarter of 2024.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang.

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In the third quarter of 2023, we initiated a Phase 1b clinical trial in patients with gout and hyperuricemia in the U.S. to confirm the comparability of U.S. patients’ response to dotinurad with data generated in Japan, and to assess drug-drug interactions, if any, with allopurinol. We currently expect data in the third quarter of 2024.

●	Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials. The clinical program supporting approval included over 1,000 patients.
●	Dotinurad was sourced by Fortress and is currently in development at our subsidiary, Urica.

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In March 2024, data from the Phase 1 trial evaluating MB-101 IL13Rα2-targeted CAR T-cells in high-grade glioma were published in Nature Medicine. MB-101 was well tolerated and 50% of patients achieved stable disease or better, with two partial responses and two complete responses in high grade glioma patients. The two patients who achieved complete response both had high levels of intratumoral CD3+ T-cells pre-therapy (i.e., “hot” tumors), and their responses lasted 7.5 and 66+ months, respectively. In the cohort with dual intratumoral (ICT)/ intraventricular (ICV) delivery and an optimized manufacturing process there was a ~70% improvement in median overall survival (10.2 months) compared to the expected survival rate of six months in this patient population.
●	MB-101 and MB-109 are currently in development at our partner company, Mustang.

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In January 2024, Avenue announced that all patients have been enrolled in Avenue’s Phase 1b/2a study, which is evaluating AJ201 in the U.S. for the treatment of spinal and bulbar muscular atrophy (“SBMA”), also known as Kennedy’s Disease.
●	Topline data for the Phase 1b/2a clinical trial of AJ201 in SBMA are expected midyear 2024.
●	AJ201 was sourced by Fortress and is currently in development at our partner company, Avenue.

AAV-ATP7A Gene Therapy (Menkes disease)

●	In March 2024, we announced that the National Institute of Neurological Disorders and Stroke (“NINDS”) of the National Institutes of Health (“NIH”) awarded a three-year grant totaling approximately $4.1 million to the Research Institute at Nationwide Children’s Hospital and Principal Investigator, Stephen G. Kaler, M.D., M.P.H., to fund completion of preclinical studies, manufacturing and preparation of an Investigational New Drug Application for a first-in-human clinical trial to advance adeno-associated virus (“AAV”)-ATP7A gene therapy, also known as AAV-ATP7A, for the treatment of Menkes disease.
●	AAV-ATP7A is in development at our subsidiary, Cyprium.

General Corporate

●	In January 2024, Fortress raised total gross proceeds of approximately $11.0 million in a registered direct offering priced at-the-market under Nasdaq rules.
●	In January 2024, Checkpoint raised total gross proceeds of approximately $14.0 million in a registered direct offering.
●	In April 2024, Avenue effected a 1-for-75 reverse stock split of its issued and outstanding common stock which we expect will bring Avenue into compliance with Nasdaq’s $1.00 per share minimum bid price requirement for continued listing.
●	In May 2024, Avenue raised total gross proceeds of approximately $4.4 million through definitive agreements for the immediate exercise of certain existing warrants for cash, and the immediate issuance of two new unregistered series of warrants to purchase up to a total of 1,379,360 shares of Avenue common stock for $0.125 per warrant.
●	In May 2024, Mustang raised total gross proceeds of approximately $4.0 million in a public offering.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “2023 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2023.

Accounting Pronouncements

As of March 31, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements upon adoption.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements in the 2023 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting.

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

The following table summarizes the Company’s basic ownership of the issued and outstanding common and preferred shares in consolidated Fortress subsidiaries as of the period presented:

March 31,
Partner Company/Subsidiary	2024
Avenue[1]	7%
Cellvation	79%
Checkpoint[1]	8%
Cyprium	75%
Helocyte	83%
Journey[1]	48%
Mustang[1]	21%
Oncogenuity	73%
Urica	68%

Note 1: Denotes entities that are publicly-traded.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
($ in thousands)	2024	2023
Revenue
Product revenue, net	$13,030	$12,165
Collaboration revenue	—	181
Revenue – related party	—	35
Other revenue	—	48
Net revenue	13,030	12,429

Operating expenses
Cost of goods sold – product revenue	6,816	6,449
Research and development	24,839	35,276
Research and development – licenses acquired	—	4,230
Selling, general and administrative	17,941	25,341
Total operating expenses	49,596	71,296
Loss from operations	(36,566)	(58,867)

Other income (expense)
Interest income	833	1,036
Interest expense and financing fee	(2,602)	(4,296)
Gain (loss) on common stock warrant liabilities	(667)	6,678
Other income (expense)	(21)	304
Total other income (expense)	(2,457)	3,722
Net loss	(39,023)	(55,145)

Less: net loss attributable to non-controlling interest	23,606	33,608
Net loss attributable to Fortress	$(15,417)	$(21,537)

Net loss attributable to common stockholders	$(17,731)	$(23,545)

Revenue

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$13,030	$12,165	$865	7%
Collaboration revenue	—	181	(181)	(100)%
Revenue – related party	—	35	(35)	(100)%
Other revenue	—	48	(48)	(100)%
Net revenue	$13,030	12,429	$601	5%

For the three months ended March 31, 2024 we generated $13.0 million of net revenue related to the sale of Journey’s branded and generic products. For the three months ended March 31, 2023, we generated $12.4 million of net revenue, of which $12.2 million relates to the sale of Journey’s branded and generic products, $48,000 relates to Journey’s royalties from Maruho, $0.2 million relates to Cyprium’s collaboration revenue with Sentynl and $35,000 relates to Checkpoint’s collaborative revenue from TGTX.

For the quarter ended March 31, 2024, the net increase in revenue of $0.6 million or 5% is due to Journey’s $0.9 million or 7% increase in product revenue due to higher unit volumes for Qbrexza and Accutane as we continue to focus our marketing efforts on these products. The increase was partially offset by a decrease in net products revenues from Amzeeq and Zilxi as a result of lower sales volume for Targadox and Ximino. Targadox continues to experience erosion due to generic competition and we discontinued selling Ximino in September 2023.

Collaboration revenue related to Cyprium’s agreement with Sentynl was fully recognized as of December 31, 2023 due to Sentynl’s assumption of control of the CUTX-101 development program in December 2023.

Cost of Goods Sold

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Cost of goods sold – product revenue	$6,816	$6,449	$367	6%

We had $6.8 million and $6.4 million of costs of goods sold in connection with the sale of JMC branded and generic products for the quarters ended March 31, 2024 and 2023, respectively. Cost of goods sold increased by $0.4 million, or 6% year-over-year, with the increase mainly due to the increase in product revenue.

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

For the quarters ended March 31, 2024 and 2023, research and development expenses were approximately $24.8 million and $35.3 million, respectively. The table below provides a summary of research and development by entity, for the periods presented:

	Three Months Ended
	March 31,		Change
($ in thousands)	2024	2023	$	%
Research & development
Fortress	$477	$516	$(40)	(8)%
Subsidiaries/Partner Companies:
Avenue	2,329	1,122	1,207	108%
Checkpoint	8,497	15,826	(7,329)	(46)%
JMC	7,884	2,033	5,851	288%
Mustang	3,776	13,945	(10,169)	(73)%
Other[1]	1,876	1,834	42	2%
Total research & development expense	$24,839	$35,276	$(10,438)	(30)%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in research and development spending at Mustang of $10.2 million is due to a reduction in personnel-related costs of $5.8 million, $2.7 million reduction in lab supplies, $1.0 million decrease in program-related expenses, $0.5 million decrease in facility and depreciation, and $0.2 million reduction in consulting expense. Checkpoint’s reduced research and development expense of $7.3 million is due to the timing of its BLA submission in the three months ended March 31, 2023, and a milestone payment due as a result of the BLA filing, with no comparable expenses in the current quarter. Journey’s increased research and development costs are due to the $4.0 million filing fee payment made to the FDA in January 2024 for the DFD-29 NDA in addition to the accrued $3.0 million expense for the contractual milestone payment owed to Dr. Reddy’s Laboratories, Ltd. triggered by the FDA’s acceptance of the DFD-29 product NDA in March 2024. This was partially offset by lower clinical trial expenses incurred by Journey to develop DFD-29 product as the project concludes. Avenue’s increase in research and development in the quarter ended March 31, 2024 is primarily attributable to clinical costs related to the Phase 1b/2a of AJ201.

Noncash, stock-based compensation expense included in research and development for the three months ended March 31, 2024 and 2023, was $1.1 million and $0.9 million, respectively.

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - research & development
Fortress	$409	$397	$12	3%
Partner Companies:
Avenue	45	—	45	100%
Checkpoint	490	390	100	26%
JMC	145	33	112	339%
Mustang	30	126	(96)	(76)%
Other[1]	(1)	1	(2)	(100)%
Total stock-based compensation expense - research and development	$1,118	947	$171	18%

Note 1: Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

We expect research and development costs to decrease in 2024 due to portfolio optimization and assets completing pivotal trials and entering registration stage.

Research and development – licenses acquired

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Research and development – licenses acquired	$—	$4,230	$(4,230)	(100)%

The research and development – licenses acquired expense of $4.2 million in the quarter ended March 31, 2023 is due to $4.2 million paid for Avenue’s license from AnnJi for AJ201.  There were no comparable transactions in the quarter ended March 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended March 31, 2024 and 2023, selling, general and administrative expenses were $17.9 million and $25.3 million, respectively. The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Three Months Ended
	March 31,		Change
($ in thousands)	2024	2023	$	%
Selling, general & administrative
Fortress	$4,423	$5,378	$(955)	(18)%
Subsidiaries/Partner Companies:
Avenue	1,245	833	412	50%
Checkpoint	1,930	2,011	(81)	(4)%
JMC	8,420	13,291	(4,871)	(37)%
Mustang	1,330	2,251	(921)	(41)%
Other[1]	593	1,577	(984)	(62)%
Total selling, general & administrative expense	$17,941	$25,341	$(7,400)	(29)%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the three months ended March 31, 2024, the decrease in selling, general and administrative expenses of $7.4 million or 29% is primarily attributable to decreased expenses at Journey related to its expense reduction efforts in sales and marketing, as JMC has undertaken a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs to better align costs to their revenue-generating capabilities. The decrease in selling, general and administrative costs at Fortress and Mustang is attributable to continued cost reduction efforts and optimization relating to personnel, consulting, and infrastructure. The decrease in “Other” is due to the transition of the CUTX-101 development program from Cyprium to Sentynl in December, 2023.

Stock-based compensation expense included in selling, general and administrative expenses in the quarters ended March 31, 2024 and 2023 was $3.7 million and $3.8 million, respectively.

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - Selling, general and administrative
Fortress	$1,604	$2,447	$(843)	(34)%
Partner Companies:
Avenue	154	11	143	1300%
Checkpoint	615	579	36	6%
JMC	1,261	613	649	107%
Mustang	47	109	(62)	(57)%
Other[1]	59	25	34	136%
Total stock-based compensation expense - selling, general and administrative	$3,740	3,784	$(44)	(1)%

Note 1: Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

We expect selling, general and administrative expenses to remain flat in 2024.

Other expense

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Other income (expense)
Interest income	$833	$1,036	$(203)	(20)%
Interest expense and financing fee	(2,602)	(4,296)	1,694	(39)%
Gain (loss) on common stock warrant liabilities	(667)	6,678	(7,345)	(110)%
Other income (expense)	(21)	304	(325)	(107)%
Total other income (expense)	$(2,457)	3,722	$(6,179)	(166)%

Total other income (expense) decreased $6.2 million, or (166)%, from income of $3.7 million for the quarter ended March 31, 2023 to expense of $2.5 million for the quarter ended March 31, 2024, primarily due to the change in gain or loss on common stock warrant liabilities associated with warrant activity related to financings at Avenue and Checkpoint of $7.3 million, offset by a decrease of $1.7 million in interest expense and financing fees due to debt paid off at Journey and Mustang in 2023.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. At March 31, 2024, we had cash and cash equivalents of $83.8 million, of which $43.9 million relates to Fortress and private subsidiaries, primarily funded by Fortress, $11.2 million relates to Checkpoint, $1.3 million relates to Mustang, $24.1 million relates to Journey, and $3.2 million relates to Avenue. We believe that our current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sales of subsidiaries/partner companies, royalty financings, or through other sources of financing; the rising interest rate environment may cause the Company to pay more interest on its various debt instruments, which could lead to higher operating expenses.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

Components of cash flows from publicly-traded partner companies comprise:

	For the Three Months Ended March 31, 2024
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(5,453)	$(3,120)	$(6,474)	$(5,019)	$(5,321)	$(25,387)
Investing activities	—	—	—	—	—	—
Financing activities	8,855	4,531	12,787	1,637	49	27,859
Net increase in cash and cash equivalents and restricted cash	$3,402	$1,411	$6,313	$(3,382)	$(5,272)	$2,472

	For the Three Months Ended March 31, 2023
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(8,853)	$(1,572)	$(14,031)	$(956)	$(17,808)	$(43,220)
Investing activities	—	—	—	(5,000)	—	(5,000)
Financing activities	12,226	3,100	6,809	52	—	22,187
Net increase in cash and cash equivalents and restricted cash	$3,373	$1,528	$(7,222)	$(5,904)	$(17,808)	$(26,033)

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

Cash flows on a consolidated basis are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023	Change
Total cash (used in)/provided by:
Operating activities	$(25,387)	$(43,220)	$17,833
Investing activities	—	(5,000)	5,000
Financing activities	27,859	22,187	5,672
Net increase in cash and cash equivalents and restricted cash	$2,472	$(26,033)	$28,505

Operating Activities

Net cash used in operating activities decreased $17.8 million from the three months ended March 31, 2023, as compared to the three months ended March 31, 2024. The decrease is due to the decrease of $16.1 million in net loss, the $6.8 million decrease in cash effect of the change in fair value of subsidiaries/partner companies’ warrant liabilities, and the $0.5 million decrease resulting from changes in operating assets and liabilities, offset in part by the $4.2 million change in the expense for research and development – licenses acquired.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 showed a decrease of $5.0 million, due to JMC’s $5.0 million used in investing activities for the three months ended March 31, 2023 for the deferred cash payment made to VYNE related to the acquisition of Amzeeq and Zilxi.

Financing Activities

Net cash provided by financing activities was $22.2 million for the three months ended March 31, 2023, compared to $27.9 million of net cash provided by financing activities for the three months ended March 31, 2024, an increase of $5.7 million. The increase is attributable to the increase in net proceeds from subsidiaries’/partner companies’ sale of stock and warrants of $7.5 million, offset by a decrease of $3.2 million in proceeds from the issuance of stock in a public offering.

We fund our operations through cash on hand, the sale of equity and debt securities, from the sales of subsidiaries/partner companies, and from the proceeds resulting from the exercise of warrants and stock options. At March 31, 2024, we had cash and cash equivalents of $83.8 million, of which $43.9 million relates to Fortress and private subsidiaries, primarily funded by Fortress, $11.2 million relates to Checkpoint, $1.3 million relates to Mustang, $24.1 million relates to Journey, and $3.2 million relates to Avenue. Restricted cash at March 31, 2024 was $2.1 million, of which $1.2 million relates to Fortress, $0.4 million relates to Mustang, and $0.5 million relates to Cyprium.

Sources of Liquidity

Stock Offerings and At-The-Market Share Issuances

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the “2021 Shelf”). Approximately $88.2 million of securities remain available for sale under the 2021 Shelf as of March 31, 2024.

For the three-month period ended March 31, 2024, the Company issued and sold approximately 0.5 million shares at an average price of $1.99 per share for gross proceeds of $0.9 million pursuant to the Company’s at-the-market program. For the three-month period ended March 31, 2023 the Company issued and sold approximately 40,000 shares at an average price of $11.43 per share for gross proceeds of $0.5 million.

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

In March 2023, Checkpoint filed shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of March 31, 2024, approximately $77.7 million of the securities remains available for sale through the Checkpoint 2023 S-3.

In January 2024, Checkpoint closed on a registered direct offering (the “Checkpoint January 2024 Registered Direct Offering”) with a single institutional investor for the issuance and sale of 1,275,000 shares of its common stock and 6,481,233 pre-funded warrants. Each pre-funded warrant was exercisable for one share of Checkpoint common stock. The Checkpoint common stock and the pre-funded warrants were sold together with common stock warrants (the “Checkpoint January 2024 Common Warrants”) to purchase up to 7,756,233 shares of Checkpoint common stock, at a purchase price of $1.805 per share of common stock and $1.8049 per pre-funded warrant. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The Checkpoint January 2024 Common Warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $1.68 per share. Checkpoint also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. Net proceeds to Checkpoint from the Checkpoint January 2024 Registered Direct Offering were $12.8 million after deducting commissions and other transaction costs. As of May 7, 2024, 3,825,233 pre-funded warrants from the Checkpoint January 2024 Registered Direct Offering were fully exercised.

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. As of March 31, 2024, approximately $24.9 million of the securities remains available for sale through the Avenue 2021 S-3, subject to General Instruction I.B.6. of Form S-3.

On January 5, 2024, Avenue entered into (i) an inducement offer letter agreement (the “January 2023 Investor Inducement Letter”) with a certain investor (the “January 2023 Investor”) in connection with certain outstanding warrants to purchase up to an aggregate of 25,871 shares of Common Stock, originally issued to the January 2023 Investor on January 31, 2023 (the “January 2023 Warrants”) and (ii) an inducement offer letter agreement (the “November 2023 Investor Inducement Letter Agreement” and, together with the January 2023 Investor Inducement Letter, the “January 2024 Warrant Inducement”) with certain investors (the “November 2023 Investors” and, together with the January 2023 Investor, the “Holders”) in connection with certain outstanding warrants to purchase up to an aggregate of 194,667 shares of Common Stock, originally issued to the November 2023 Investors on November 2, 2023 (the “November 2023 Warrants” and, together with the January 2023 Warrants, the “Existing Warrants”). The January 2023 Warrants had an exercise price of $116.25 per share, and the November 2023 Warrants had an exercise price of $22.545 per share.

Pursuant to the January 2024 Warrant Inducement, (i) the January 2023 Investor agreed to exercise its January 2023 Warrants for cash at a reduced exercise price of $0.3006 per share and (ii) the November 2023 Investors agreed to exercise their November 2023 Warrants for cash at the existing exercise price of $22.545, in each case in consideration for Avenue’s agreement to issue in a private placement (x) Series A Warrants to purchase up to 220,538  shares of Avenue Common Stock and (y) Series B Warrants to purchase up to 220,538 shares of Avenue Common Stock. The net proceeds to Avenue from the exercise of the warrants was approximately $4.5 million, after deducting placement agent fees and estimated offering costs, but without giving effect to the exercise of the Series A Warrants and Series B Warrants issued in the January 2024 Warrant Inducement.

On April 23, 2021, Mustang filed a shelf registration statement (File No. 333-255476) on Form S-3 (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang may sell up to a total of $200 million of its securities. As of March 31, 2024, approximately $195.6 million of the Mustang 2021 S-3 remained available for sales of securities. The Mustang 2021 S-3 expires on May 24, 2024.

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey has entered into the Sales Agreement relating to shares of the Journey’s common stock. In accordance with the terms of the Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the three months ended March 31, 2024, Journey issued and sold approximately 0.3 million shares of common stock at an average price of $5.28 per share for gross proceeds of $1.5 million under the Journey ATM. In connection with these sales, Journey paid aggregate fees of approximately $46,000. At March 31, 2024, 3,861,553 shares remain available for issuance under the Journey 2022 S-3.

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

During the three months ended March 31, 2024, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2023 Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended March 31, 2024. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

At March 31, 2024, the total amount of debt outstanding, net of the debt discount, was $60.9 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

On August 27, 2020, we entered into a $60 million senior secured credit agreement (the “Oaktree Agreement” and the debt thereunder, the “Oaktree Note”) with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). At March 31, 2024 the amount outstanding under the Oaktree Agreement was $50 million. The Oaktree Agreement contains certain affirmative and negative covenants restricting our and certain of our subsidiaries’ abilities to take certain actions, especially as pertains indebtedness, liens, investments, affiliate transactions, acquisitions, mergers, dispositions, prepayment of other indebtedness, dividends and other distributions (subject in each case to exceptions). The Oaktree Agreement also contains financial covenants obligating us to maintain a minimum liquidity amount and a minimum amount of revenue, in both cases subject to exceptions. The breach of any such provisions (even, potentially, in an immaterial manner) could result in an event of default under the Oaktree Agreement, the announcement and impact of which could have a negative impact on the trading prices of our securities. The restrictions imposed by such provisions may also inhibit our and certain of our subsidiaries and partner companies’ ability to enter into certain transactions or arrangements that management otherwise believes would be in our or such partner companies’ best interests, such as dispositions that would result in cash inflows to Fortress and/or our subsidiaries and partner companies, or acquisitions or financings that would promote future growth.

We have a history of operating losses that is expected to continue, and we are unable to predict the extent of future losses, whether we will be able to sustain current revenues or whether we will ever achieve or sustain profitability.

We continue to generate operating losses in all periods including losses from operations of approximately $39.0 million and $55.1 million for the three months ended March 31, 2024 and 2023, respectively and $142.3 million and $203.6 million for the years ended December 31, 2023 and 2022, respectively. At March 31, 2024, we had an accumulated deficit of approximately $710.3 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. During the three months ended March 31, 2024 and 2023, we incurred R&D expenses of approximately $24.8 million and $39.5 million, respectively, and during the years ended December 31, 2023 and 2022, we incurred R&D expenses of approximately $101.7 million and $134.2 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

As of the date of the 2023 Form 10-K, our public float was less than $75 million. As a result, for sales following the date of the filing of the 2023 Form 10-K, and until we again have a public float with a value in exceeds of $75 million, if ever, we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

A significant portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Three of our marketed products, Qbrexza, Amzeeq and Zilxi, as well as one of our product candidates, DFD-29, currently have patent protection. Four of our marketed products, Accutane, Targadox, Luxamend and Exelderm, do not have patent protection or otherwise are not eligible for patent protection.

Accutane currently competes in the Isotretinoin market with five other therapeutically equivalent A/B rated products. Targadox currently competes with one therapeutically equivalent A/B rated generic product. Exelderm may face A/B rated generic competition in the future.

Generic versions are generally significantly less expensive than branded versions, and, where available, may be required to be utilized before or in preference to the branded version by third-party payors, or substituted by pharmacies. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care. Any reduction in sales of our products, or the prices we receive for our products as a result of generic competition could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our Securities to decline.

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

Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies are based on the prices and therapeutic benefits of available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our products. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, this could have a material adverse effect on our business and financial condition, cash flows and results of operations and could cause the market value of our Securities to decline.

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

We act, and are likely to continue acting, as indemnitor of potential losses or liabilities that may be experienced by one or more of our subsidiaries, partner companies and/or their partners or investors (such as the indemnification arrangement existing by Fortress of Caelum with respect to the UTRF litigation, as disclosed elsewhere herein). If we become obligated to pay all or a portion of such indemnification amounts, our business and the market value of our Common Stock, Preferred Stock and/or debt securities may be materially adversely affected.

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

If we acquire, enter into joint ventures with or obtain a controlling interest in, companies in the future, our financial condition, operating results and the value of our Securities may be adversely affected, thereby diluting stockholder value, disrupting our business and/or diminishing the value of our holdings in our partner companies.

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

We depend heavily on third party manufacturers for product supply. If our contract manufacturers cannot successfully manufacture material that conforms to applicable specifications and FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for those products. Our third-party suppliers will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA and comparable agencies and authorities in other jurisdictions to confirm such compliance. In the event that the FDA or such other authorities determine that our third-party suppliers have not complied with cGMPs or comparable regulations, the relevant clinical trials could be terminated or subjected to clinical hold until such time as we are able to obtain appropriate replacement material and/or applicable compliance, and commercial product could be unfit for sale, or if distributed, could be recalled from the market. Any delay, interruption or other issues that arise in the manufacture, testing, packaging, labeling, storage, or distribution of our products as a result of a failure of the facilities or operations of our third-party suppliers to comply with regulatory requirements, pass any regulatory agency inspection or otherwise perform under our agreements with them could significantly impair our ability to develop and commercialize our products and product candidates. In addition, several of our currently commercialized products, sold through our partner company Journey, are produced by a single manufacturer, and, although we closely monitor inventory prophylactically, disruptions to such supply arrangements could adversely affect our ability to meet product demand and therefore diminish revenues. Finally, in light of partner company Mustang’s recent reduction in force in April 2024, we may increase our reliance at Mustang on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of one or more product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms, and even if we are able to establish such agreements with third-party manufacturers, reliance entails additional risks.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of March 31, 2024, we had an accumulated deficit of approximately $710.3 million, and as of December 31, 2023, we had an accumulated deficit of approximately $694.9 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates, if approved, by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

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

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product candidate or product we develop, license, or acquire allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate or product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;
●	suspension or termination of clinical trial sites or entire trial programs;
●	decreased demand for any product candidates or products that we may develop, license or acquire;
●	initiation of investigations by regulators;
●	impairment of our business reputation;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	loss of revenues;
●	reduced resources of our management to pursue our business strategy; and
●	the ability to commercialize our product candidate or future product candidates.

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

Almost all of our outstanding shares of our Common Stock, inclusive of outstanding equity awards, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statements on Form S-3, from time to time we may issue and sell shares of our Common Stock or Series A Preferred Stock having an aggregate offering price of up to $100.1 million. Any sale of a substantial number of shares of our Common Stock or our Series A Preferred Stock could cause a drop in the trading price of our Common Stock or Series A Preferred Stock on the Nasdaq Stock Market.

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

Any of the aforementioned circumstances, may also impede our employees’ and consultants’ abilities to provide services in-person and/or in a timely manner; hinder our ability to raise funds to finance our operations on favorable terms or at all; and trigger effectiveness of “force majeure” clauses under agreements with respect to which we receive goods and services, or under which we are obligated to achieve developmental milestones on certain timeframes. Disputes with third parties over the applicability of such “force majeure” clauses, or the enforceability of developmental milestones and related extension mechanisms in light of such business interruptions, may arise and may become expensive and time-consuming.

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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on January 3, 2024).
10.1

Form of Securities Purchase Agreement, dated December 29, 2023, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on January 3, 2024).

10.2

Placement Agency Agreement, dated December 29, 2023, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on January 3, 2024).

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101.INS	Inline XBRL Instance Document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2024	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 15, 2024	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)