Form 10-Q
period 2024-06-30
Fortress Biotech, Inc.
filed 2024-08-13
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of August 9, 2024
Common Stock, $0.001 par value	22,813,954
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and the applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	Our board of directors has paused payments of dividends on our preferred stock, and there can be no assurance that monthly dividend payments will be resumed in a timely manner, or at all.
●	If we raise additional capital by issuing equity, equity-linked securities or securities convertible into or exercisable for equity securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, Luxamend, and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Three of Journey’s marketed products, Qbrexza, Amzeeq and Zilxi, as well as product candidate DFD-29, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, currently have patent protection. Four of Journey’s marketed products, Accutane, Targadox, Luxamend and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.

●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We act, and are likely to continue acting, as guarantor and/or indemnitor of certain obligations of our subsidiaries and partner companies, including our indemnification of our former subsidiary Caelum with respect to the UTRF litigation, which could require us to pay substantial amounts based on the actions or omissions of said entities.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”). Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

General and Other Risks

●	We have previously failed to satisfy certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we again are unable to meet the continued listing requirements, our Common Stock and Preferred Stock may be subject to delisting from The Nasdaq Capital Market if we are unable to regain compliance with such rules. The delisting of our Securities from the Nasdaq may decrease the market liquidity and market price of our Common Stock and Preferred Stock.

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$76,201	$80,927
Accounts receivable, net	10,465	15,222
Inventory	9,687	10,206
Other receivables - related party	224	167
Prepaid expenses and other current assets	4,649	10,500
Assets held for sale	2,209	—
Total current assets	103,435	117,022

Property, plant and equipment, net	3,546	6,505
Operating lease right-of-use asset, net	14,626	16,990
Restricted cash	2,063	2,438
Intangible assets, net	18,658	20,287
Other assets	3,357	4,284
Total assets	$145,685	$167,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$68,921	$73,562
Income taxes payable	806	843
Common stock warrant liabilities	172	886
Operating lease liabilities, short-term	2,481	2,523
Partner company convertible preferred shares, short-term, net	—	3,931
Partner company installment payments - licenses, short-term, net	3,000	3,000
Other short-term liabilities	163	163
Total current liabilities	75,543	84,908

Notes payable, long-term, net	67,007	60,856
Operating lease liabilities, long-term	15,934	18,282
Other long-term liabilities	1,799	1,893
Total liabilities	160,283	165,939

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 22,587,038 and 15,093,053 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	23	15
Additional paid-in-capital	739,086	717,396
Accumulated deficit	(721,235)	(694,870)
Total stockholders' equity attributed to the Company	17,877	22,544

Non-controlling interests	(32,475)	(20,957)
Total stockholders' equity (deficit)	(14,598)	1,587
Total liabilities and stockholders' equity (deficit)	$145,685	$167,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Product revenue, net	$14,855	$16,961	$27,885	$29,126
Collaboration revenue	—	183	—	364
Revenue - related party	41	31	41	66
Other revenue	—	211	—	259
Net revenue	14,896	17,386	27,926	29,815

Operating expenses
Cost of goods sold - product revenue	6,541	7,767	13,357	14,216
Research and development	12,671	32,139	37,495	67,415
Research and development - licenses acquired	—	3	—	4,233
Selling, general and administrative	20,823	24,439	38,777	49,780
Asset impairment	2,649	3,143	2,649	3,143
Total operating expenses	42,684	67,491	92,278	138,787
Loss from operations	(27,788)	(50,105)	(64,352)	(108,972)

Other income (expense)
Interest income	734	715	1,567	1,751
Interest expense and financing fee	(2,122)	(6,425)	(4,724)	(10,721)
Change in fair value of warrant liabilities	—	(512)	—	6,166
Gain (loss) on common stock warrant liabilities	70	—	(597)	—
Loss from deconsolidation of subsidiaries	—	(3,369)	—	(3,369)
Other income (expense)	282	395	260	699
Total other income (expense)	(1,036)	(9,196)	(3,494)	(5,474)
Net loss	(28,824)	(59,301)	(67,846)	(114,446)

Net loss attributable to non-controlling interests	17,876	34,525	41,481	68,133
Net loss attributable to Fortress	$(10,948)	$(24,776)	$(26,365)	$(46,313)

Net loss attributable to common stockholders	$(13,339)	$(26,917)	$(31,199)	$(50,595)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.73)	$(3.65)	$(1.76)	$(7.14)

Weighted average common shares outstanding - basic and diluted	18,316,874	7,377,332	17,736,299	7,086,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended June 30, 2024

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of March 31, 2024	3,427,138	$3	19,375,343	$19	$733,290	$(710,287)	$(26,962)	$(3,937)
Stock-based compensation expense	—	—	—	—	4,998	—	—	4,998
Issuance of common stock related to equity plans	—	—	34,293	—	—	—	—	—
Issuance of common stock under ESPP	—	—	29,844	—	51	—	—	51
Issuance of common stock for at-the-market offering, net	—	—	1,092,283	1	1,930	—	—	1,931
Common shares issued for dividend on partner company's convertible preferred shares	—	—	26,930	—	46	—	—	46
Common shares issued for exchange of partner company's convertible preferred shares	—	—	2,028,345	3	3,406	—	—	3,409
Warrants issued in conjunction with exchange of partner company's convertible preferred shares					341			341
Preferred A dividends declared and paid	—	—	—	—	(2,008)	—	—	(2,008)
Partner companies' offerings, net	—	—	—	—	5,265	—	—	5,265
Partner company’s at-the-market offering, net	—	—	—	—	295	—	—	295
Partner company’s dividends declared and paid	—	—	—	—	(176)	—	—	(176)
Partner companies' proceeds from options and warrants, net	—	—	—	—	4,010	—	—	4,010
Non-controlling interest in partner companies	—	—	—	—	(12,363)	—	12,363	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(17,876)	(17,876)
Net loss attributable to common stockholders	—	—	—	—	—	(10,948)	—	(10,948)
Balance as of June 30, 2024	3,427,138	$3	22,587,038	$23	$739,086	$(721,235)	$(32,475)	$(14,598)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended June 30, 2023

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of March 31, 2023	3,427,138	$3	8,694,477	$9	$—	$693,554	$(655,770)	$(17,990)	$19,806
Stock-based compensation expense	—	—	—	—	—	4,217	—	—	4,217
Issuance of common stock related to equity plans	—	—	5,515	—	—	—	—	—	—
Issuance of common stock for public offering, net	—	—	—	—	—	(41)	—	—	(41)
Issuance of common stock for at-the-market offering, net	—	—	66,098	—	—	721	—	—	721
Common shares issued for dividend on partner company's convertible preferred shares	—	—	11,066	—	23	108	—	—	131
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner company’s offering, net	—	—	—	—	—	14,460	—	—	14,460
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	88	—	—	88
Partner company’s dividends declared and paid	—	—	—	—	—	(185)	—	—	(185)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	3	—	—	3
Partner company’s exercise of options for cash	—	—	—	—	—	3	—	—	3
Partner company’s warrants issued in conjunction with debt	—	—	—	—	—	272	—	—	272
Deconsolidation of Aevitas non-controlling interest								5,891	5,891
Non-controlling interest in partner companies	—	—	—	—	—	(12,172)	—	12,172	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(34,525)	(34,525)
Net loss attributable to common stockholders	—	—	—	—	—	—	(24,776)	—	(24,776)
Balance as of June 30, 2023	3,427,138	$3	8,777,156	$9	$23	$699,020	$(680,546)	$(34,452)	$(15,943)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Six Months Ended June 30, 2024

	Series A						Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2023	3,427,138	$3	15,093,053	$15	$717,396	$(694,870)	$(20,957)	$1,587
Stock-based compensation expense	—	—	—	—	9,856	—	—	9,856
Issuance of common stock related to equity plans	—	—	495,761	—	—	—	—	—
Issuance of common stock under ESPP	—	—	29,844	—	51	—	—	51
Issuance of common stock for public offering, net	—	—	3,303,305	3	10,115	—	—	10,118
Issuance of common stock for at-the-market offering, net	—	—	1,554,483	2	2,824	—	—	2,826
Common shares issued for dividend on partner company's convertible preferred shares	—	—	64,747	—	114	—	—	114
Common shares issued for exchange of partner company's convertible preferred shares	—	—	2,028,345	3	3,406	—	—	3,409
Warrants issued in conjunction with exchange of partner company's convertible preferred shares					341			341
Preferred A dividends declared and paid	—	—	—	—	(4,016)	—	—	(4,016)
Partner companies' offerings, net	—	—	—	—	18,002	—	—	18,002
Partner companies' at-the-market offering, net	—	—	—	—	1,779	—	—	1,779
Issuance of common stock under partner company’s ESPP	—	—	—	—	133	—	—	133
Partner company’s dividends declared and paid	—	—	—	—	(352)	—	—	(352)
Exercise of warrants for cash	—	—	17,500	—	30	—	—	30
Exercise of partner company options and warrants for cash, net	—	—	—	—	9,370	—	—	9,370
Non-controlling interest in partner companies	—	—	—	—	(29,963)	—	29,963	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(41,481)	(41,481)
Net loss attributable to common stockholders	—	—	—	—	—	(26,365)	—	(26,365)
Balance as of June 30, 2024	3,427,138	$3	22,587,038	$23	$739,086	$(721,235)	$(32,475)	$(14,598)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Six Months Ended June 30, 2023

	Series A				Common		Additional		Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of December 31, 2022	3,427,138	$3	7,366,283	$7	$—	$675,944	$(634,233)	$8,304	$50,025
Stock-based compensation expense	—	—	—	—	—	8,948	—	—	8,948
Issuance of common stock related to equity plans	—	—	183,856	—	—	—	—	—	—
Issuance of common stock for public offering, net	—	—	1,109,526	2	—	13,152	—	—	13,154
Issuance of common stock for at-the-market offering, net	—	—	106,425	—	—	1,168	—	—	1,168
Common shares issued for dividend on partner company's convertible preferred shares	—	—	11,066	—	23	108	—	—	131
Preferred A dividends declared and paid	—	—	—	—	—	(4,016)	—	—	(4,016)
Partner company’s offering, net	—	—	—	—	—	21,977	—	—	21,977
Partner company’s exercise of options for cash	—	—	—	—	—	3	—	—	3
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	88	—	—	88
Partner company’s dividends declared and paid	—	—	—	—	—	(371)	—	—	(371)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	—	1,233	—	—	1,233
Warrants	—	—	—	—	—	272	—	—	272
Deconsolidation of Aevitas non-controlling interest	—	—	—	—	—	—	—	5,891	5,891
Non-controlling interest in partner companies	—	—	—	—	—	(19,486)	—	19,486	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(68,133)	(68,133)
Net loss attributable to common stockholders	—	—	—	—	—	—	(46,313)	—	(46,313)
Balance as of June 30, 2023	3,427,138	$3	8,777,156	$9	$23	$699,020	$(680,546)	$(34,452)	$(15,943)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(67,846)	$(114,446)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	753	1,476
Loss on disposal of property and equipment	29	—
Bad debt expense	152	574
Amortization of debt discount	1,365	1,867
Accretion of partner company convertible preferred shares	(737)	521
Non-cash interest	—	176
Loss on extinguishment of debt	—	2,796
Amortization of acquired intangible assets	1,629	2,138
Reduction in the carrying amount of operating lease right-of-use assets	1,893	1,052
Stock-based compensation expense	9,856	8,948
Issuance of partner company’s common shares for research and development expenses	—	1,233
Expense (income) associated with partner company warrant liabilities	445	(6,166)
Common shares issued for dividend on partner company's convertible preferred shares	114	131
Research and development - licenses acquired, expense	—	3,000
Loss from deconsolidation/dissolution of subsidiaries	—	3,369
Asset impairment loss	2,649	2,923
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	4,605	10,897
Inventory	519	1,993
Other receivables - related party	(57)	(135)
Prepaid expenses and other current assets	1,837	2,243
Other assets	927	(97)
Accounts payable and accrued expenses	(2,837)	433
Deferred revenue	—	(364)
Income taxes payable	(37)	1
Lease liabilities	(2,390)	(980)
Other long-term liabilities	(94)	(94)
Net cash used in operating activities	(47,225)	(76,511)

Cash Flows from Investing Activities:
Purchase of research and development licenses	—	(2,000)
Purchase of property and equipment	—	(34)
Other	—	(5)
Acquisition of VYNE products	—	(5,000)
Net cash used in investing activities	—	(7,039)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(4,016)	$(4,016)
Proceeds from issuance of common stock for public offering, net	10,118	13,248
Proceeds from issuance of common stock for at-the-market offering, net	2,826	1,168
Proceeds from issuance of common stock under ESPP	51	—
Exercise of warrants for cash	30	—
Proceeds from partner companies' ESPP	133	88
Partner company’s dividends declared and paid	(352)	(371)
Proceeds from partner companies' sale of stock, options and warrants, net	26,214	24,455
Proceeds from partner companies' at-the-market offering, net	1,779	—
Proceeds from exercise of partner companies’ equity grants	—	3
Proceeds from partner company convertible preferred shares	—	854
Stock and warrants issued for exchange of partner company preferred shares	341	—
Payment of debt issuance costs associated with partner company convertible preferred shares	—	(210)
Proceeds from partner company's long-term debt, net	5,000	(90)
Repayment of partner companies' long-term debt	—	(40,375)
Proceeds from partner company's line of credit	—	28,000
Repayment of partner company's line of credit	—	(30,948)
Net cash (used in) provided by financing activities	42,124	(8,194)
Net increase (decrease) in cash and cash equivalents and restricted cash	(5,101)	(91,744)
Cash and cash equivalents and restricted cash at beginning of period	83,365	180,954
Cash and cash equivalents and restricted cash at end of period	$78,264	$89,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,536	$5,131
Cash paid (refunded) for income taxes	$115	$(52)

Supplemental disclosure of non-cash financing and investing activities:
Exchange of partner company convertible preferred shares for common shares	$3,408	$—
Fair value of assets received by partner company in repurchase transaction	$2,209	—
Fair value of supplies received by partner company expensed to research and development	$2,509	—
Partner company accounts receivable write-off related to repurchase transaction	$(6,967)	—
Partner company accounts payable write-off related to repurchase transaction	$3,644	—
Partner company's net purchase consideration of assets recorded to accrued other	$(1,395)	—
Transfer of assets classified as held for sale	$—	$4,348
Settlement of restricted stock units into common stock	$—	$3
Unpaid partner company’s offering cost	$—	$246
Partner company derivative warrant liability associated with partner company convertible preferred shares	$—	$33
Prepaid public offering cost	$—	$94

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

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Avenue Therapeutics, Inc. (Nasdaq: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic”, a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”) and Oncogenuity, Inc. (“Oncogenuity”).

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The parent Company’s current cash and cash equivalents of $38.2 million are sufficient to fund the parent entity and private subsidiary operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

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

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s significant estimates include, but are not limited to provisions for coupons, chargebacks, wholesaler fees, specialty pharmacy discounts, managed care rebates, product returns, inventory realization, valuation of intangible assets, useful lives assigned to long-lived assets and amortizable intangible assets, fair value of stock options and warrants, stock-based compensation, common stock issued to acquire licenses, accrued expenses and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of June 30, 2024 and December 31, 2023, the Company had $2.1 million and $2.4 million, respectively, of restricted cash representing pledges to secure debt obligations and letters of credit in connection with certain office leases, and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows as of the dates presented:

	June 30,
	2024	2023
Cash and cash equivalents	$76,201	$78,022
Restricted cash	2,063	11,188
Total cash and cash equivalents and restricted cash	$78,264	$89,210

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Form 10-K other than the following:

Assets Held for Sale

Assets held for sale represent assets that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of June 30, 2024, there are $2.2 million of lab and cell processing equipment, furniture and fixtures and computer equipment that are recorded as assets held for sale. The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale are part of Mustang’s repurchase of assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) (see Note 3).

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

3. Asset Purchase Agreements

Mustang

Agreements with uBriGene

On May 18, 2023, Mustang entered into an Asset Purchase Agreement (the “Original Asset Purchase Agreement”) with uBriGene, pursuant to which Mustang agreed to sell its leasehold interest in its cell processing facility located in Worcester, Massachusetts (the “Facility”), and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene (the “Transaction”). Mustang and uBriGene subsequently entered into Amendment No. 1 to the Original Asset Purchase Agreement, dated as of June 29, 2023 (“Amendment No. 1”), and Amendment No. 2 to the Original Asset Purchase Agreement, dated as of July 28, 2023 (“Amendment No. 2,” and together with the Original Asset Purchase Agreement and Amendment No. 1, the “Prior Asset Purchase Agreement”).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On July 28, 2023, pursuant to the Prior Asset Purchase Agreement, Mustang completed the sale of all of its assets that primarily relate to the manufacturing and production of cell and gene therapies at the Facility (such operations, the “Transferred Operations” and such assets, the “Transferred Assets”) to uBriGene for upfront consideration of $6 million cash (the “Base Amount”). The Transferred Assets included all of Mustang’s assets, except for Mustang’s lease and related leasehold improvements of the Facility and contracts that are primarily used in the Transferred Operations. Mustang recorded a gain of $1.4 million in connection with the sale of the Transferred Assets and recorded approximately $0.3 million of the base consideration as deferred income, that was to be recognized upon the transfer of the lease.

In connection with the Prior Asset Purchase Agreement, Mustang and uBriGene submitted a voluntary joint notice to the U.S. Committee on Foreign Investment in the United States (“CFIUS”). Following CFIUS’s review and subsequent investigation of the transactions related to the Prior Asset Purchase Agreement, on May 13, 2024, Mustang, together with uBriGene and CFIUS, executed a National Security Agreement (the “NSA”), pursuant to which Mustang and uBriGene agreed to abandon the transactions related to the Prior Asset Purchase Agreement and the agreements entered into in connection therewith. The NSA obligated uBriGene and Mustang to terminate agreements between the two parties, including the Manufacturing Services Agreement, Quality Services Agreement, and Subcontracting CDMO Agreement.  In addition, uBriGene must sell, or otherwise dispose of, the equipment assets purchased within 180 days after the execution of the NSA.

June 2024 Repurchase of Assets

On June 27, 2024 (the “Effective Date”), Mustang entered into an Asset Purchase Agreement (the “Repurchase Agreement”) with uBriGene, pursuant to which Mustang agreed, subject to the terms and conditions set forth therein, to repurchase the Transferred Assets, primarily lab equipment and supplies (collectively, the “Repurchased Assets”). Pursuant to the terms of the Repurchase Agreement, Mustang and uBriGene also terminated existing manufacturing and services agreements.

As consideration for the Repurchase Agreement, Mustang has agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1.4 million, consisting of (i) an upfront payment of $0.1 million due within five (5) business days of the Effective Date and a (ii) subsequent amount of $1.3 million due on the date that is twelve (12) months after the closing date (the “Deferred Amount”). In the event that as of the original (or any extended) date on which the Deferred Amount is payable, Mustang has, as of the date of the public reporting of its then-most recent quarterly audited or unaudited financial statements, net assets below $20 million, then Mustang may, upon written notice to uBriGene, elect to delay its payment obligation of the Deferred Amount by an additional six (6) months, with no limit on the number of such extensions available to Mustang. Notwithstanding the foregoing, if Mustang has not paid the Deferred Amount in full as of the date that is twelve (12) months after closing of the Repurchase Agreement, any amounts that remain outstanding will accrue interest at a rate of 5% per annum beginning on the date that is twelve (12) months after closing and until the Deferred Amount is paid in full. Additionally, in connection with the termination of the agreements described above under the Repurchase Agreement, Mustang agreed to forgive a net receivable from uBriGene of approximately $3.3 million, comprised of outstanding receivables of $6.9 million and payables of $3.6 million, resulting in total purchase consideration in the Repurchase Transactions of approximately $4.7 million. As of June 30, 2024, the $1.4 million Purchase Price was recorded in Accrued Expenses - Other (see Note 10).

Mustang allocated the total purchase consideration of $4.7 million to the Repurchased Assets on a relative fair value basis. Mustang used a third-party to perform a valuation of the repurchased equipment, which resulted in a fair value less costs to sell of approximately $2.2 million. The remaining purchase consideration of $2.5 million was allocated to the supplies repurchased. The supplies repurchased with no alternative future use were recognized as research and development expense in an amount of $2.2 million.  Repurchased supplies with an alternative future use of $0.3 million were also recognized in research and development expense, as Mustang does not have plans to resume operations in the facility, and it intends to dispose of the supplies in a single transaction with the equipment.  Mustang concluded that the disposal group, which includes the repurchased equipment assets and associated supplies with an aggregate value of approximately $2.2 million, met the criteria to be classified as held for sale at the date of acquisition.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

InvaGen Pharmaceuticals Inc. (“InvaGen”) Share Repurchase

Under the Share Repurchase Agreement between Avenue and InvaGen Pharmaceuticals, Inc. (“InvaGen”) under which Avenue repurchased all of InvaGen’s shares in Avenue, Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the net proceeds of future financings, until $4.0 million in the aggregate is paid to InvaGen. In connection with equity financings in the first half of 2024, Avenue made payments totaling $0.6 million to InvaGen.

4. Inventory

	June 30,	December 31,
($ in thousands)	2024	2023
Raw materials	$3,583	$4,640
Work-in-process	296	884
Finished goods	6,213	4,987
Inventory reserve	(405)	(305)
Total inventories	$9,687	$10,206

5. Property and Equipment

	Useful Life	June 30,	December 31,
($ in thousands)	(Years)	2024	2023

Computer equipment	3	$595	$595
Furniture and fixtures	5	1,017	1,017
Leasehold improvements	15	13,175	13,175
Buildings	40	581	581
Construction in progress	N/A	—	29
Total property and equipment		15,368	15,397
Impairment - leasehold improvements		(2,177)	—
Less: Accumulated depreciation		(9,645)	(8,892)
Property and equipment, net		$3,546	$6,505

Fortress' depreciation expense for the three months ended June 30, 2024 and 2023 was approximately $0.4 million and $0.8 million, respectively, and for the six months ended June 30, 2024 and 2023 was approximately $0.8 million and $1.5 million, respectively. Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

Impairment of Long-Lived Assets

During the three months ended June 30, 2024, Mustang concluded it had a triggering event requiring assessment of impairment for certain leasehold improvements and the related right of use asset. Mustang assessed the carrying value of the asset group consisting of the leasehold improvements and right-of-use asset in accordance with ASC 360, given the significant changes to Mustang’s operations, operating cash and the repurchase of equipment. The assessment of the recoverability of the asset group concluded that there was impairment on the carrying value of the asset group of approximately $2.6 million, which was allocated on a pro rata basis using the relative carrying amounts of the assets.  Approximately $2.2 million of the impairment loss was allocated to leasehold improvements, with the remaining $0.4 million allocated to the right-of-use asset.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6. Fair Value Measurements

Common Stock Warrant Liabilities

Warrants
($ in thousands)	liabilities
Balance at December 31, 2023	$886
Change in fair value of common stock warrants - Avenue	(139)
Change in fair value of common stock warrants - Checkpoint	—
Change in fair value of placement agent warrants - Urica	(24)
Exercise of common stock warrants - Avenue	(400)
Exchange of common stock warrants - Urica	(151)
Balance at June 30, 2024	$172

Checkpoint

Checkpoint deemed the placement agent warrants it issued in connection with its registered direct offering (the “December 2022 Placement Agent Warrants”) to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The December 2022 Placement Agent Warrants were recorded at the time of closing at a fair value determined by using the Black-Scholes model. Checkpoint will revalue the December 2022 Placement Agent Warrants at each reporting period thereafter for as long as they remain outstanding. At June 30, 2024 and December 31, 2023, the liability associated with the December 2022 Placement Agent Warrants was $0.1 million.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	June 30,	December 31,
Checkpoint Warrants	2024	2023
Exercise price	$5.41	$5.41
Volatility	106.9%	96.4%
Expected life in years	3.5	4.0
Risk-free rate	4.5%	3.8%

Avenue

Certain of Avenue’s outstanding warrants to purchase shares of its common stock are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. The Black-Scholes model was used to value these Avenue warrants, at the time of issuance and when re-measured at each financial reporting date, up to exercise or expiration of the warrants, with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense) in the unaudited condensed consolidated statements of operations.

Avenue
Warrant
($ in thousands)	Liability
Avenue common stock warrant liabilities at December 31, 2023	$586
Exercise of Avenue common warrants	(400)
Change in fair value of common stock warrant liabilities	(139)
Avenue common stock warrant liabilities at June 30, 2024	$47

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30,	December 31
	2024	2023
Stock price	$ 3.50	$ 12.00
Risk-free interest rate	4.52%	3.84%
Expected dividend yield	—	—
Expected term in years	3.3	3.8
Expected volatility	160%	148%

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

December 31,
2023
Risk-free interest rate	3.93%
Expected dividend yield	—
Expected term in years	0.5
Expected volatility	153.6%

Urica’s outstanding contingently issuable placement agent warrants were exchanged at the time of the exchange of the Urica 8% Cumulative Convertible Class B Preferred Stock on June 27, 2024 (see Note 9) for 202,834 warrants to purchase Fortress common stock at an exercise price of $1.68. The Fortress common stock warrants have a five-year life, expiring on June 27, 2029.

7. Intangible Assets, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of the Journey intangible assets for the periods presented:

	Estimated Useful	June 30,	December 31,
($ in thousands)	Lives (Years)	2024	2023

Intangible assets – product licenses	3 to 9	$37,925	$37,925
Accumulated amortization		(16,124)	(14,495)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$18,658	$20,287

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2024 and 2023, Journey’s amortization expense related to its product licenses was $0.8 million and $1.1 million, respectively. For the six months ended June 30, 2024 and 2023, Journey’s amortization expense related to its product licenses was $1.6 million and $2.1 million, respectively. Journey records amortization expense related to its product licenses as a component of cost of goods sold on the unaudited condensed consolidated statement of operations.

The future amortization of these intangible assets is as follows:

Total
($ in thousands)	Amortization
Remainder of 2024	$1,628
December 31, 2025	3,257
December 31, 2026	2,471
December 31, 2027	1,775
December 31, 2028	1,595
Thereafter	3,990
Sub-total	$14,716
Asset not yet placed in service	3,942
Total	$18,658

8. License Agreements

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by Fortress and its subsidiaries and partner companies require substantial completion of research and development, and regulatory and marketing approval efforts, in order to reach technological feasibility. As such, the purchase price of any licenses acquired is classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations.

9. Debt and Interest

Debt

Total debt consists of the following:

	June 30,	December 31,
($ in thousands)	2024	2023	Interest rate	Maturity

Oaktree Note	$50,000	$50,000	11.0%	August - 2025
SWK Term Loan	20,000	15,000	14.9%	December - 2027
Less: Discount on notes payable	(2,993)	(4,144)
Total notes payable	$67,007	$60,856

Oaktree Note

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2020, Fortress, as borrower, entered into a $60.0 million senior secured credit agreement with Oaktree Fund Administration, LLC and the lenders from time-to-time thereto (collectively, “Oaktree”) (the “Prior Oaktree Agreement” and the debt thereunder, the “Oaktree Note”). The Prior Oaktree Agreement contained customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that required Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the Prior Oaktree Agreement. Failure by the Company or Journey, as applicable, to comply with the Prior Oaktree Agreement covenants would result in an event of default, subject to certain cure rights of the Company. The Company was in compliance with all applicable covenants under the Prior Oaktree Agreement as of June 30, 2024.

The Company was required to make quarterly interest-only payments until the fifth anniversary of the closing date of the Oaktree Note, August 27, 2025, at which point the outstanding principal amount would have been due. The Company could have voluntarily prepaid the Oaktree Note at any time subject to a prepayment fee. The Company was required to make mandatory prepayments of the Oaktree Note under various circumstances as defined in the Prior Oaktree Agreement. No mandatory prepayments were required in the six months ended June 30, 2024.

On July 25, 2024, Fortress entered into a $50.0 million senior secured credit agreement with a maturity date of July 25, 2027 (the “Agreement”) with Oaktree. The Company borrowed $35.0 million under the Agreement on the Closing Date and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. The Agreement replaces the Prior Oaktree Agreement in which the remaining $50.0 million balance was repaid in full (see Note 19).

SWK Term Loan

On December 27, 2023 (the “SWK Closing Date”), Journey entered into a Credit Agreement with SWK Funding LLC (“SWK”). The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the SWK Closing Date, Journey drew $15 million. On June 26, 2024, Journey drew the remaining $5.0 million under the Credit Facility. Loans under the Credit Facility (the “Term Loans”) mature on December 27, 2027. The Term Loans accrue interest which is payable quarterly in arrears. The Term Loans bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments began in February 2024 and are paid quarterly.

On July 9, 2024, Journey entered into an amendment (the “SWK Amendment”) to the Credit Facility. The SWK Amendment increased the total amount available under the Credit Facility from $20.0 million to $25.0 million. The $5.0 million available under the SWK Amendment is contractually required to be drawn upon FDA approval of Journey’s DFD-29 product candidate, subject to Journey receiving such approval on or before June 30, 2025 (See Note 19).

Beginning in February 2026, Journey is required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans, with any remaining principal balance due on the maturity date. If the total revenue of Journey, measured on a trailing twelve-month basis, is greater than $70.0 million as of December 31, 2025, the principal repayment start date is extended from February 2026 to February 2027, at which point Journey is required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 15% of the principal amount of funded Term Loans, with any remaining principal balance due on the maturity date.

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

Upon repayment in full of the Term Loans, Journey will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, Journey paid an origination fee of $0.2 million on the SWK Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. Journey is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

as interest expense in the Consolidated Statement of Operations. The effective interest rate on the SWK Term Loan as of June 30, 2024 was 14.9%.

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of June 30, 2024, Journey was in compliance with the financial covenants under the SWK Credit Facility.

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

Dividends on the Urica Preferred Stock were payable monthly by Fortress in shares of Fortress Common Stock based upon a 7.5% discount to the average closing price over the 10-day period preceding the dividend payment date. Dividends were recorded as interest expense. For the three month periods ended June 30, 2024 and 2023, the Company recorded expense of $0.1 million and $0.1 million associated with the Urica dividends and for the six month periods ended June 30, 2024 and 2023, the Company recorded expense of $0.1 million and $0.1 million associated with the Urica dividends.

The shares mandatorily converted into Urica common stock upon either: (i) a qualified financing pursuant to which Urica raises at least $20 million in aggregate gross proceeds; or (ii) a sale of Urica. Additionally, in the event that neither such a qualified financing nor a sale of Urica had occurred prior to June 27, 2024, then each holder of Urica Preferred Stock was eligible to receive, at Fortress’ election, one of: (x) a cash payment equal to the product of the Subscription Price and the number of shares of Urica Preferred Stock held by such holder; (y) a number of shares of Fortress common stock equal to the Fortress Share Exchange Amount; or (z) a combination of the foregoing.  On June 27, 2024, as neither a qualified financing nor a sale of Urica occurred, Fortress elected to exchange the outstanding shares of Urica Preferred Stock, which was recorded as a liability, into 2,028,345 shares of Fortress common stock.

Interest Expense

Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan. The following table shows the components of interest expense for all debt arrangements during the periods presented:

	Three Months Ended June 30,
	2024			2023
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
Oaktree Note	1,390	522	1,912	1,391	712	2,103
Partner company convertible preferred shares	(403)	45	(358)	391	239	630
Partner company installment payments - licenses	—	—	—	85	—	85
Partner company notes payable	499	64	563	3,301	272	3,573
Other	5	—	5	34	—	34
Total Interest Expense and Financing Fee	$1,491	$631	$2,122	$5,202	$1,223	$6,425

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2024			2023
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
Oaktree Note	2,781	1,024	3,805	2,781	1,136	3,917
Partner company convertible preferred shares	(290)	90	(200)	651	299	950
Partner company installment payments - licenses	—	—	—	176	—	176
Partner company notes payable	985	126	1,111	4,801	432	5,233
Other	8	—	8	113	332	445
Total Interest Expense and Financing Fee	$3,484	$1,240	$4,724	$8,522	$2,199	$10,721

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2024	2023

Accounts payable	$37,957	$34,810
Accrued expenses:
Professional fees	2,260	1,681
Salaries, bonus and related benefits	4,903	8,531
Research and development	8,547	11,644
Accrued royalties payable	1,656	2,015
Accrued coupon and rebates	6,596	9,987
Return reserve	3,214	4,077
Other[1]	3,788	817
Total accounts payable and accrued expenses	$68,921	$73,562

Note 1: Includes approximately $1.4 million of accrued consideration related to Mustang’s Asset Purchase Agreement with uBriGene (see Note 3) as of June 30, 2024.

11. Non-Controlling Interests

The Company’s ownership interests in its consolidated subsidiaries at June 30, 2024 was similar to December 31, 2023, except for Mustang which decreased from 19% to 7.2%.

12. Net Loss per Common Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing the net loss attributed to Fortress, less the Series A Preferred dividends and adjusted for subsidiary deemed dividends, by the weighted-average number of shares of Common Stock outstanding during the period, not including unvested restricted stock, and without consideration for Common Stock equivalents. Diluted net loss per share is the same as the basic loss per share due to net losses in all periods. For the three and six months ended June 30, 2024, the effect on the net loss per share calculation from Series A Preferred dividends was $2.0 million and $4.0 million, respectively, and partner company deemed dividends were $0.4 million and $0.8 million, respectively.  For the three and six months ended June 30, 2023, the effect on the net loss per share calculation from Series A Preferred dividends was $2.0 million and $4.0 million, respectively, and partner company deemed dividends were $0.1 million and $0.3 million, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following shares of potentially dilutive securities, weighted during the six months ended June 30, 2024 and 2023, have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Warrants to purchase Common Stock	5,769,787	127,296
Options to purchase Common Stock	18,896	36,423
Unvested Restricted Stock	1,693,684	1,374,116
Unvested Restricted Stock Units	273	73
Total	7,482,640	1,537,908

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

13. Stockholders’ Equity

Stock-based Compensation

As of June 30, 2024, the Company had the following equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). In May 2024, the Company’s Board of Directors and stockholders approved an amendment to the 2013 Plan to increase the number of authorized shares issuable by 10.0 million shares, and approved an amendment to the ESPP to increase the number of shares issuable by 1.0 million. As of June 30, 2024, approximately 10.0 million shares were available for issuance under the 2013 Plan.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Fortress:
Employee and non-employee awards	$2,249	$2,271	$4,442	$4,708
Executive awards	273	410	497	817

Partner Companies:
Avenue	192	27	383	38
Checkpoint	1,171	567	1,881	1,536
Mustang	(619)	45	(542)	280
Journey	1,674	873	3,080	1,519
Other	58	24	115	50
Total stock-based compensation expense	$4,998	$4,217	$9,856	$8,948

For the three months ended June 30, 2024 and 2023, approximately $0.7 million and $0.5 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $4.3 million and $3.7 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the six months ended June 30, 2024 and 2023, approximately $1.7 million and $1.5 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $8.1 million and $7.5 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress subsidiaries and partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2023	18,896	$20.55	$—	1.76
Granted	540,000	1.68	16,200	6.71
Options vested and expected to vest at June 30, 2024	558,896	$2.32	$16,200	6.52
Options vested and exercisable at June 30, 2024	18,896	$20.55	$—	1.26

As of June 30, 2024 and 2023, Fortress had $0.6 million and $0.6 million, respectively, in unrecognized stock-based compensation expense related to options which is expected to be recognized over the remaining weighted-average vesting period of 3.6 years and 5.7 years, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries and partner companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2023	1,458,700	$28.05
Restricted stock granted	443,024	3.01
Restricted stock vested	(17,303)	35.76
Restricted stock units granted	37,500	1.84
Restricted stock units forfeited	(10,582)	11.43
Restricted stock units vested	(49,684)	39.61
Unvested balance at June 30, 2024	1,861,655	$21.27

As of June 30, 2024 and 2023, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $11.5 million and $16.0 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years and 2.0 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress subsidiaries and partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2023	5,787,289	$1.88	$7,794,450	4.91
Issued	3,506,140	3.12	8,113	—
Exercised	(17,500)	1.70	—	—
Outstanding as of June 30, 2024	9,275,929	$2.35	$64,538	4.46
Exercisable as of June 30, 2024	9,275,929	$2.35	$64,538	4.46

Long-Term Incentive Program (“LTIP”)

On July 15, 2015, the Company’s stockholders approved the LTIP for the Company’s Chairman, President and Chief Executive Officer, Dr. Rosenwald, and Executive Vice Chairman, Strategic Development, Mr. Weiss (amended and restated with stockholder approval on June 7, 2017 and May 23, 2024). The LTIP consists of a program to grant equity interests in the Company and in the Company’s subsidiaries, and a performance-based bonus program that is designed to result in performance-based compensation that is deductible without limit under Section 162(m) of the Internal Revenue Code of 1986, as amended.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On January 1, 2024 and 2023, the Compensation Committee granted 216,465 shares each to Dr. Rosenwald and Mr. Weiss. These equity grants were made in accordance with the LTIP, and each award represents 1% of total outstanding shares of the Company as of the dates of such grants. The shares’ original vesting terms includes vesting in full if the employee was either in the service of the Company as an employee, Board member or consultant (or any combination of the foregoing) on the tenth anniversary of the LTIP, or the eligible employee has an involuntary Separation from Service (as defined in the LTIP). The only other vesting condition – one based on the achievement of an increase in the Company’s market capitalization – has already been achieved, with respect to each annual award under the LTIP. The shares awarded under the LTIP will also vest in full (and the Company’s repurchase option on each tranche of shares granted thereunder will accordingly lapse) upon the occurrence of a Corporate Transaction (as defined in the LTIP), if the eligible employee is in service to the Company on the date of such Corporate Transaction. The fair value of each grant on the grant date was approximately $0.7 million for the 2024 grant and $0.8 million for the 2023 grant.  For the three months ended June 30, 2024 and 2023, the Company recorded stock compensation expense related to LTIP grants of approximately $1.7 million and $1.5 million, respectively, and for the six months ended June 30, 2024 and 2023, the Company recorded stock compensation expense related to LTIP grants of approximately $3.3 million and $2.9 million, respectively, on the unaudited condensed consolidated statement of operations.

Capital Raises

2021 Shelf

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the “2021 Shelf”). Approximately $86.2 million of securities were available for sale under the 2021 Shelf as of June 30, 2024, subject to General Instruction I.B.6. of Form S-3. On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). All $50.0 million of securities were available for sale under the 2024 Shelf as of June 30, 2024, subject to General Instruction I.B.6. of Form S-3.

At the Market Offering

During the six months ended June 30, 2024, the Company issued and sold approximately 1.6 million shares at an average price of $1.87 per share for gross proceeds of $2.9 million. During the six months ended June 30, 2023, the Company issued and sold approximately 0.1 million shares at an average price of $11.31 for gross proceeds of $1.2 million.

Registered Direct Offering

In January 2024, Fortress closed a registered direct offering of an aggregate of 3,303,305 shares of its common stock and warrants to purchase up to 3,303,305 shares of its common stock at a combined purchase price of $3.33 per share of common stock and accompanying warrant priced at-the-market under Nasdaq rules. The warrants have an exercise price of $3.21 per share, were immediately exercisable, and expire five years following the date of issue. Net proceeds to Fortress, after deducting the placement agent’s fees and other offering expenses, were approximately $10.2 million.

Checkpoint 2023 Shelf Registration Statement

In March 2023, Checkpoint filed a shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of June 30, 2024, approximately $77.7 million of the securities remains available for sale through the Checkpoint 2023 S-3, subject to General Instruction I.B.6 of Form S-3.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Checkpoint Registered Direct Offering

In January 2024, Checkpoint closed on a registered direct offering (the “Checkpoint January 2024 Registered Direct Offering”) with a single institutional investor for the issuance and sale of 1,275,000 shares of its common stock and 6,481,233 pre-funded warrants. Each pre-funded warrant was exercisable for one share of Checkpoint common stock. The Checkpoint common stock and the pre-funded warrants were sold together with common stock warrants (the “Checkpoint January 2024 Common Warrants”) to purchase up to 7,756,233 shares of Checkpoint common stock, at a purchase price of $1.805 per share of common stock and $1.8049 per pre-funded warrant. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The Checkpoint January 2024 Common Warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $1.68 per share. Checkpoint also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. Net proceeds to Checkpoint from the Checkpoint January 2024 Registered Direct Offering were $12.6 million after deducting commissions and other transaction costs. As of July 2024, all of the pre-funded warrants from the Checkpoint January 2024 Registered Direct Offering were fully exercised (see Note 19).

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the registered direct offering noted above. Accordingly, Checkpoint issued 193,905 shares of common stock to Fortress for the six months ended June 30, 2024.

Avenue 2021 Shelf Registration Statement

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. As of June 30, 2024, approximately $24.6 million of the securities were available for sale under the Avenue 2021 S-3, subject to General Instruction I.B.6. of Form S-3.

Avenue 2024 Warrant Exercises and Private Placement

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Also in April 2024, Avenue entered into definitive agreements for the immediate exercise of certain of its existing outstanding warrants for cash an aggregate of 689,680 warrants for shares of Avenue’s common stock at a reduced exercise price of $6.20 per share (the “May 2024 Warrant Inducement”). The exercised warrants are comprised of warrants to purchase shares of common stock originally issued by Avenue on October 11, 2022, each having an exercise price of $116.25 per share, Series A and Series B warrants to purchase shares of common stock originally issued by Avenue on November 2, 2023, each having an exercise price of $22.545 per share, and warrants to purchase shares of common stock originally issued by Avenue on January 9, 2024, each having an exercise price of $22.545 per share.

In consideration for the immediate exercise of the warrants for cash in the May 2024 Warrant Inducement, Avenue issued two new unregistered series of warrants to purchase up to a total of 1,379,360 shares of Avenue common stock for a payment of $0.125 per warrant. The warrants have an exercise price of $6.20 per share, and terms of eighteen months for one series and five years for the other series. Total net proceeds to Avenue were approximately $3.7 million after deducting placement agent fees and other expenses payable by Avenue.

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue may offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offer and sale of the shares will be made pursuant to a base prospectus forming a part of the 2021 Avenue S-3, and the related prospectus supplement dated May 10, 2024. During the six months ended June 30, 2024, Avenue issued 87,683 shares through the Avenue ATM for net proceeds of $0.3 million.

Pursuant to the Company’s Founders Agreement with Avenue, Avenue issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the warrant exercises noted above. Accordingly, Avenue issued 25,567 shares of common stock to Fortress for the six-month period ended June 30, 2024.

Mustang 2021 Shelf Registration Statement and At-the-Market Offering (the “Mustang ATM”)

On April 23, 2021, Mustang filed a shelf registration statement on Form S-3 (File No. 333-255476) (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang was able to sell up to a total of $200.0 million of its securities. In the six months ended June 30, 2024, Mustang sold approximately $4.4 million of securities under the Mustang 2021 S-3 until its expiration on May 24, 2024.

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of June 30, 2024, approximately $37.5 million of the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the six months ended June 30, 2024, Mustang issued no shares through the Mustang ATM.

Mustang Public Offering

In May 2024, Mustang closed on a public offering of 1,160,000 shares of common stock and pre-funded warrants to purchase up to 15,717,638 shares of common stock (or common stock equivalents in lieu thereof), and three series of 16,877,638 warrants each for a total of 50,632,914 warrants with a combined public offering price of $0.237 per share (or per share common stock equivalent in lieu thereof) and accompanying warrants with an exercise price of $0.237 per share. The Series A-1 warrants have a five-year term, the Series A-2 warrants have a twenty-four month term, and the Series A-3 warrants have a nine month term. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the public offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by Mustang was approximately $3.3 million.  All of the 15,717,638 pre-funded warrants were exercised as of June 30, 2024.

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

Mustang Registered Direct Offering

In June 2024, Mustang closed on a registered direct offering of 3,025,000 shares of common stock at $0.41 per share (or common stock equivalent) priced at-the-market under Nasdaq rules and pre-funded warrants to purchase up to 3,105,000 shares of common stock, at a price per pre-funded warrant equal to $0.4099, the price per share of common stock, less $0.001.  The pre-funded warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full. In a concurrent private placement, Mustang also agreed to issue and sell unregistered warrants to purchase up to 6,130,000 shares of its common stock, with an exercise price of $0.41 per share, exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants and will expire five years from the date of stockholder approval.  Net proceeds were approximately $2.2 million, after placement agent’s fees and other offering expenses of approximately $0.3 million. All of the 3,105,000 pre-funded warrants were exercised as of June 30, 2024.

Pursuant to the Company’s Founders Agreement with Mustang, Mustang issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the financings noted above. Accordingly, Mustang issued 575,191 shares of common stock to Fortress for the six-month period ended June 30, 2024.

Journey 2022 Shelf Registration Statement and At-the-Market Offering

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the six months ended June 30, 2024, Journey issued and sold approximately 0.3 million shares of common stock at an average price of $5.28 per share for gross proceeds of $1.5 million under the Journey ATM Sales Agreement. At June 30, 2024, 3,861,553 shares remain available for issuance under the Journey ATM Sales Agreement.

14. Commitments and Contingencies

Leases

At June 30, 2024, Mustang identified triggering events that required an impairment of the asset group consisting of its’ right-of-use asset and associated leasehold improvements. The assessment concluded that impairment existed as of June 30, 2024, and the impairment loss was allocated to the leasehold improvements and right-of-use assets based on the relative carrying amounts of the assets (see Note 3).

During three and six months ended June 30, 2024 and 2023, the Company recorded the following as lease costs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Operating lease cost	$595	$950	$1,235	$1,969
Shared lease costs	(519)	(519)	(1,042)	(1,034)
Variable lease cost	174	199	390	400
Total lease expense	$250	$630	$583	$1,335

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Operating cash flows from operating leases	$(1,850)	$(1,762)
Right-of-use assets exchanged for new operating lease liabilities	$—	$—
Weighted-average remaining lease term – operating leases (years)	4.0	4.4
Weighted-average discount rate – operating leases	6.0%	6.5%

Future Lease
($ in thousands)	Liability
Nine Months Ended December 31, 2024	$1,819
Year Ended December 31, 2025	3,542
Year Ended December 31, 2026	3,272
Year Ended December 31, 2027	2,923
Year Ended December 31, 2028	2,967
Other	8,125
Total operating lease liabilities	22,648
Less: present value discount	(4,233)
Net operating lease liabilities, short-term and long-term	$18,415

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

University of Tennessee Research Foundation v. Caelum Biosciences, Inc.

Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress that was sold to AstraZeneca’s Alexion (“Alexion”) in October 2021, is the defendant in a lawsuit brought by The University of Tennessee Research Foundation (“UTRF”) captioned as University of Tennessee Research Foundation v. Caelum Biosciences, Inc., No. 19-cv-00508, which is pending in the United States District Court for the Eastern District of Tennessee (the “UTRF Litigation”). UTRF brought claims against Caelum, for, inter alia, tortious interference and trade secret misappropriation. UTRF primarily alleges that Caelum unauthorizedly used non-patent trade secrets owned by UTRF in the development of Caelum’s 11-1F4 monoclonal antibody, known as CAEL-101. Under the agreement pursuant to which Alexion acquired Caelum (as amended, the “DOSPA”), Fortress has indemnification obligations of Caelum under certain circumstances, including for certain of Caelum’s legal expenses and potential damages arising out of the UTRF Litigation (with such indemnification capped in the aggregate as to Fortress at the amount of Caelum acquisition proceeds received by Fortress – approximately $57 million to date - and which, at Caelum’s election, may be satisfiable in the form of offsets against future amounts that Caelum may owe Fortress under the DOSPA). Caelum is defending the UTRF Litigation, with Fortress participating in such defense and maintaining a consent right over any potential settlements. Caelum’s legal fees and costs in defending the UTRF Litigation are being reimbursed by Fortress by distribution from a $15 million escrow account established concurrently with the acquisition of Caelum; Fortress considers the amount remaining in escrow to be in excess of the amount of its anticipated out-of-pocket indemnifiable costs and damages in the UTRF Litigation and therefore has not accrued any liability pertaining to this indemnity. Caelum and Fortress both believe the UTRF Litigation is without merit and intend to continue defending it vigorously (including exhausting all appeals if applicable). A jury trial is scheduled for September 2024 in Knoxville, TN.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Shared Services Agreement with TG Therapeutics, Inc. (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the three months ended June 30, 2024 and 2023 the Company invoiced TGTX $0.1 million and $0.1 million, respectively; for the six months ended June 30, 2024 and 2023 invoiced TGTX $0.7 million and $0.2 million, respectively. At June 30, 2024, approximately $0.1 million is due from TGTX related to this arrangement.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is also the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the three months ended June 30, 2024 and 2023, the Company’s employees have provided services to Journey totaling approximately $8,000 and $21,000, respectively. For the six months ended June 30, 2024 and 2023, the Company’s employees have provided services to Journey totaling approximately $18,000 and $36,000, respectively. At June 30, 2024, the total related party receivable was $0.3 million, and primarily relates to reimbursable expenses incurred by Fortress on behalf of Journey.

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay its share of the average annual rent for office space in New York, NY, based on the actual percentage of the office space occupied by TGTX on a month-by-month basis. For the three months ended June 30, 2024 and 2023, the Company had paid $0.7 million and $0.8 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $0.5 million and $0.5 million, respectively, for its prorated share of the rent base. For the six months ended June 30, 2024 and 2023, the Company had paid $1.4 million and $1.4 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $1.0 million and $1.0 million, respectively, for its prorated share of the rent base. At June 30, 2024, there was no balance due from TGTX related to this arrangement.

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of June 30, 2024, there are 300,600 shares of Cyprium PPS outstanding.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

16. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company are consistently applied to all segments. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment ($ in thousands):

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Three Months Ended June 30, 2024	Sales	Development	Consolidated
Net revenue	$14,855	$41	$14,896
Cost of goods - product revenue	(6,541)	—	(6,541)
Research and development	(913)	(11,758)	(12,671)
Selling, general and administrative	(10,328)	(10,495)	(20,823)
Asset impairment	—	(2,649)	(2,649)
Other expense	(434)	(602)	(1,036)
Segment loss	$(3,361)	(25,463)	$(28,824)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Six Months Ended June 30, 2024	Sales	Development	Consolidated
Net revenue	$27,885	$41	$27,926
Cost of goods - product revenue	(13,357)	(0)	(13,357)
Research and development	(8,797)	(28,698)	(37,495)
Selling, general and administrative	(18,748)	(20,029)	(38,777)
Asset impairment	—	(2,649)	(2,649)
Other expense	(786)	(2,708)	(3,494)
Segment loss	$(13,803)	$(54,043)	$(67,846)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Three Months Ended June 30, 2023	Sales	Development	Consolidated
Net revenue	$17,172	$214	$17,386
Cost of goods - product revenue	(7,767)	—	(7,767)
Research and development	(1,774)	(30,368)	(32,142)
Selling, general and administrative	(12,141)	(12,298)	(24,439)
Asset impairment	(3,143)	—	(3,143)
Other expense	(710)	(8,486)	(9,196)
Segment loss	$(8,363)	$(50,938)	$(59,301)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Six Months Ended June 30, 2023	Sales	Development	Consolidated
Net revenue	$29,385	$430	$29,815
Cost of goods - product revenue	(14,216)	—	(14,216)
Research and development	(3,807)	(67,841)	(71,648)
Selling, general and administrative	(25,433)	(24,347)	(49,780)
Asset impairment	(3,143)	—	(3,143)
Other expense	(1,285)	(4,189)	(5,474)
Segment loss	$(18,499)	$(95,947)	$(114,446)

The following tables summarize, for the periods indicated, total assets by reportable segment ($ in thousands):

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
June 30, 2024	Sales	Development	Total Assets
Intangible assets, net	$18,658	$—	$18,658
Tangible assets	46,531	80,496	127,027
Total segment assets	$65,189	$80,496	$145,685

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
December 31, 2023	Sales	Development	Total Assets
Intangible assets, net	$20,287	$—	$20,287
Tangible assets	56,562	90,677	147,239
Total segment assets	$76,849	$90,677	$167,526

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza, Accutane, Amzeeq, Zilxi, Exelderm, Luxamend, Targadox, and Ximino (until September 2023). All of Journey’s product revenues are recorded in the U.S.

The table below summarizes the Company’s revenue for the periods presented ($ in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Qbrexza	$6,836	$8,079	$11,853	$12,173
Accutane	5,719	5,579	11,538	10,227
Amzeeq	1,205	1,374	1,960	2,568
Zilxi	369	572	642	886
Other / legacy product revenue	726	1,357	1,892	3,272
Collaboration revenue	—	183	—	364
Revenue – related party	41	31	41	66
Other revenue	—	211	—	259
Total net revenue	$14,896	$17,386	$27,926	$29,815

Significant Customers

For the three and six-month periods ending June 30, 2024 and 2023, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At June 30, 2024, two of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 18% and 10.8%. At December 31, 2023, one of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 13%.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Income tax expense for the three and six months ended June 30, 2024 and 2023 is based on the estimated annual effective tax rate, and includes interest related to unrecognized tax benefits. The Company expects a net deferred tax asset with a full valuation allowance and 0% estimated annual effective tax rate for 2024. No income tax expense was recognized for the three and six months ended June 30, 2024 or 2023.

19. Subsequent Events

Fortress

On July 25, 2024, Fortress entered into the $50.0 million senior secured credit agreement with a maturity date of July 25, 2027 with Oaktree (the “New Oaktree Agreement”). The Company borrowed $35.0 million under the New Oaktree Agreement on the Closing Date and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. The New Oaktree Agreement replaces the Prior Oaktree Agreement in which the remaining $50.0 million balance was repaid in full.

Under the terms of the New Oaktree Agreement, the loans have a 30-month interest-only period with a maturity date of July 25, 2027, and bear interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 7.625% (subject to a 2.50% SOFR floor and a 5.75% SOFR cap). The Company is required to make quarterly interest-only payments until the maturity date, except fifty percent of the then-outstanding principal balance of the loans is due on March 31, 2027, with the remaining principal amount due on the maturity date.

The Company may voluntarily prepay, in whole or in part, the amounts due under the New Oaktree Agreement at any time subject to a prepayment fee. Subject to prior written notice by the Company, to repay any amounts due prior to the maturity date, the Company must pay the sum of (A) the aggregate principal amount of the Loans being prepaid, (B) any accrued but unpaid interest on the principal amount of the Loans being prepaid, (C) any applicable Yield Protection Premium (as defined in the New Oaktree Agreement) and (D) if applicable, other unpaid amounts then due and owing pursuant to the New Oaktree Agreement and the other loan documents (such aggregate amount, the “Prepayment Price”); provided that each partial prepayment of the principal amount of the Loans shall be in an aggregate amount of at least $5.0 million and integral multiples of $1.0 million in excess thereof. The Company is required to make mandatory prepayments of the Loans with net cash proceeds from (i) certain casualty events, (ii) certain monetization events, including, among other things, certain asset sales and the sale(s) of priority review vouchers by certain subsidiaries of the Company, and the receipt by the Company of any dividend or other distributions in cash from any of its subsidiaries in excess of $5.0 million other than in connection with certain monetization events, (iii) debt issuances that are not permitted, and (iv) failure to comply with certain covenants. The lenders may elect to receive warrants to purchase common stock of the Company as an alternative to cash prepayments in some situations where a mandatory prepayment would otherwise be required.

The New Oaktree Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the New Oaktree Agreement contains certain financial covenants, including, (i) a requirement that the Company maintain a minimum liquidity of $7.0 million, which may be reduced or increased as described in the New Oaktree Agreement (“the “Liquidity Requirement”), and (ii) that product net sales of Journey meet a consolidated minimum net sales amount of $50.0 million on a trailing 12-month basis, tested quarterly, which may be reduced or increased as described in the New Oaktree Agreement (the “Minimum Net Sales Test”), subject to certain exclusions. Both the Minimum Net Sales Test and the Liquidity Requirement will be reduced to $0 while the outstanding principal balance is less than or equal to $10.0 million. The Liquidity Requirement is subject to a decrease to $5.0 million while the outstanding principal balance is between $10.0 million and $25.0 million, and also subject to an increase of $3.75 million in each instance if DFD-29 is not approved by the FDA by either March 31, 2025 or December 31, 2025 with a reversion of the approval-related increases upon approval. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company with respect to the Minimum Net Sales Test.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The New Oaktree Agreement contains events of default that are customary for financings of this type, in certain circumstances subject to customary cure periods. In addition, the Company is also required to (i) raise common equity, or receive in monetizations or distributions, by the end of each calendar year prior to the maturity date, in an aggregate amount equal to the greater of $20 million or 50% of an amount set forth in an annual budget delivered to the lenders and (ii) maintain a specified minimum equity stake in Journey. The capital raise and minimum stake covenants and financial covenants will not apply if the outstanding principal balance of the loan is less than or equal to $10 million. Following an event of default and any cure period, if applicable, the Agent will have the right upon notice to accelerate all amounts outstanding under the New Oaktree Agreement, in addition to other remedies available to the lenders as secured creditors of the Company.

In connection with the New Oaktree Agreement, the Company granted a security interest in favor of the Agent, for the benefit of the lenders, in substantially all of the Company’s assets, subject to customary exceptions, as collateral securing the Company’s obligations under the New Oaktree Agreement.

In connection with the New Oaktree Agreement, the Company granted warrants to the lenders to purchase up to 506,390 shares of the Company’s common stock at a purchase price of $2.0735 per share (the “Warrants”). The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The exercise price of the Warrants will also be adjusted if, while the Warrants are outstanding, the Company engages in any transaction involving the issuance or sale of shares of Common Stock or equivalent securities at an effective price per share less than the exercise price of the Warrant then in effect (such lower price, the “Base Share Price”). In such case, the exercise price of the Warrants will be reduced to equal the Base Share Price. The Warrants are immediately exercisable and will expire on July 25, 2031 and may be net exercised for no cash payment at the holder’s election. The Company also agreed to file a registration statement to register the resale of the shares of Company common stock issuable upon exercise of the Warrants.

Fortress Dividends

On July 5, 2024, Fortress announced that the Company’s Board of Directors had decided to pause the monthly dividend of $0.1953125 per share of the Company’s 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”). In accordance with the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock will continue to accrue and cumulate until such dividends are authorized or declared. The pausing of these dividends will defer approximately $0.7 million in cash dividend payments each month. The Board intends to revisit its decision regarding the monthly dividend regularly and will assess the profitability and cash flow of the Company to determine whether and when the pause should be lifted.

Journey

On July 9, 2024, Journey entered into the SWK Amendment. The SWK Amendment increased the total amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional availability added in the Amendment will be drawn upon FDA approval of DFD-29, subject to Journey receiving approval on or before June 30, 2025.

Urica

On July 15, 2024, Urica entered into an asset purchase agreement (the “APA”), royalty agreement (the “Royalty Agreement”), and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation incorporated in 2022 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica sold the rights to its URAT1 inhibitor product candidate in development for the treatment of gout, dotinurad, and related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity. Urica’s equity position cannot be reduced below 15% of Crystalys’ fully-diluted equity capitalization until it raises $150 million in equity securities.

The Transaction Documents also grant Urica a securitized three percent (3%) royalty on future net sales of dotinurad to be paid by Crystalys, as well as the right to receive nominal cash reimbursement payments for certain clinical and development costs incurred by Urica related to dotinurad. Urica has the right to appoint one director to the board of directors of Crystalys, as well as an additional

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

board observer. Urica has committed to providing transition support to Crystalys for 90 days, and Crystalys is obliged to use commercially reasonable efforts to develop and commercialize dotinurad.

Checkpoint

In July 2024, Checkpoint closed on a registered direct offering (the “Checkpoint July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, Checkpoint issued and sold common warrants (the “Checkpoint July 2024 Common Stock Warrants”) to purchase up to 5,853,659 shares of common stock. The Checkpoint July 2024 Common Stock Warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Checkpoint July 2024 Common Stock Warrants with an exercise price of $2.05 per share and will expire five years following the issuance date. The total gross proceeds from the July 2024 Registered Direct Offering were approximately $12.0 million.

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

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Avenue Therapeutics, Inc. (Nasdaq: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic,” a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”) and Oncogenuity, Inc. (“Oncogenuity”).

Recent Events

Revenue

●	For the three months ended June 30, 2024 and 2023, total net revenue was $14.9 million and $17.4 million, respectively; and for the six months ended June 30, 2024 and 2023, was $27.9 million and $29.8 million, respectively, and is comprised predominantly of net product revenue from Journey’s commercial dermatology portfolio.

Late Stage Product Candidates

Cosibelimab (anti-PD-L1 antibody)

●	In July 2024, our partner company, Checkpoint, announced the U.S. Food and Drug Administration (“FDA”) had accepted for review its resubmission of its Biologics License Application (“BLA”) for cosibelimab, its investigational anti-PD-L1 antibody, as a treatment for patients with metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) who are not candidates for curative surgery or radiation. The resubmission has been accepted as a complete response to the complete response letter received in December 2023, and the FDA has set a Prescription Drug User Fee Act (“PDUFA”) goal date of December 28, 2024.
●	Also in July 2024, Checkpoint announced a collaboration to explore the combined therapeutic potential of cosibelimab with GC Cell’s Immuncell-LC, an innovative autologous Cytokine Induced Killer (“CIK”) T cell therapy composed of cytotoxic T lymphocytes and natural killer T cells.
●	Cosibelimab was sourced by Fortress and is currently in development at Checkpoint.

DFD-29 (modified release oral minocycline for the treatment of rosacea)

●	In March 2024, the FDA accepted the NDA for DFD-29 (Minocycline Hydrochloride Modified Release Capsules, 40 mg) and set a PDUFA goal date of November 4, 2024. We submitted the NDA to the FDA seeking approval for DFD-29 for the treatment of inflammatory lesions and erythema of rosacea in adults in January 2024. Both randomized controlled DFD-29 Phase 3 clinical trials achieved their co-primary and all secondary endpoints with subjects completing the 16-week treatment with no significant safety issues. DFD-29 demonstrated statistical superiority compared to both Oracea capsules and placebo for Investigator’s Global Assessment (“IGA”) treatment success and the reduction in the total inflammatory lesion count in both clinical trials. Additionally, DFD-29 showed significantly superior reduction in Clinicians Erythema Assessment compared to placebo in both of the Phase 3 clinical trials.
●	DFD-29 is being developed for the treatment of rosacea at our partner company, Journey, in collaboration with Dr. Reddy’s Laboratories Ltd.

Triplex (cytomegalovirus (“CMV”) vaccine)

●	Triplex is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in the fourth quarter of 2024. The study aims to show that vaccination with Triplex can safely elicit a CMV-specific immune response and reduce asymptomatic CMV replication in a population of people with HIV on suppressive antiretroviral therapy. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to placebo, and thus, potentially reduce related mortality and morbidity.
●	In May 2024, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 study of Triplex, a vaccine for control of CMV, in patients undergoing liver transplantation. The trial is funded by a grant from the National Institutes of Health’s National Institute of Allergy and Infectious Diseases (“NIH/NIAID”) that could provide over $20 million in non-dilutive funding and will be conducted in up to 20 nationally recognized transplant centers in the United States.
●	Triplex is currently the subject of multiple ongoing clinical trials, including: a Phase 2 evaluation for CMV control in recipients of liver transplant (NCT06075745); a Phase 1/2 trial for CMV control in pediatric recipients of HCT (NCT03354728); a Phase 2 trial for safety and immunogenicity in adults living with HIV and CMV (NCT05099965); a Phase 2 trial for CMV control in recipients of stem cell transplant in which the stem cell donor is vaccinated with Triplex (NCT06059391) and a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 Chimeric Antigen Receptor T Cell for the treatment of non-Hodgkin lymphoma (NCT05432635).
●	In 2023, Helocyte additionally entered into an option agreement with City of Hope for exclusive worldwide rights to a novel bispecific CMV/HIV CAR T cell therapy (optionally for use in combination with Triplex), which is currently the subject of a Phase 1 trial in adults living with HIV-1 (see NCT06252402).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

CAEL-101 (Light chain fibril-reactive monoclonal antibody for AL Amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress, net of Fortress’ $6.4 million portion of the $15 million, 24-month escrow holdback amount and other miscellaneous transaction expenses. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $350 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $212 million.
●	There are two ongoing Phase 3 studies of CAEL-101 for AL amyloidosis. (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	CAEL-101 (anselamimab) was sourced by Fortress and was developed by Caelum (founded by Fortress) until its acquisition by AstraZeneca in October 2021.

CUTX-101 (copper histidinate for Menkes disease)

●	In December 2023, our subsidiary, Cyprium completed the asset transfer of CUTX-101 to Sentynl. Sentynl is obligated under the agreement to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, Cyprium remains eligible to receive up to $129 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 ranging from 3% to 12.5% on tiered annual net sales. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at the New Drug Application (“NDA”) approval for CUTX-101.
●	The CUTX-101 rolling NDA submission is ongoing and is expected to be completed by Sentynl in 2024.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T-cell therapy)

●	In March 2024, we announced our expansion into autoimmune diseases with MB-106, a personalized CD20-targeted, 3rd-generation autologous CAR T-cell therapy. Planning for a proof-of concept Phase 1 investigator-sponsored clinical trial evaluating MB-106 in autoimmune diseases is underway and could initiate in the fourth quarter of 2024.
●	In June 2024, we announced updated data for MB-106 showed a favorable safety and efficacy profile in patients with Waldenstrom macroglobulinemia (“WM”), a rare form of blood cancer. There was an overall response rate (“ORR”) of 90% in the cohort with durable responses observed, including three complete responses (“CR”), two very good partial responses (“VGPR”), and four partial responses, and one patient remains in complete remission at 31 months.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang.

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Urica transferred rights to its URAT1 inhibitor product candidate in development for the treatment of gout, dotinurad, and related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity including certain anti-dilution provisions through the raise of $150 million in equity securities. The Transaction Documents also grant Urica a securitized three percent (3%) royalty on future net sales of dotinurad to be paid by Crystalys, as well as the right to receive nominal cash reimbursement payments for certain clinical and development costs incurred by Urica related to dotinurad.
●	Dotinurad (URECE® tablet) was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials. The clinical program supporting approval included over 1,000 patients.
●	Dotinurad was sourced by Fortress and was in development at Urica until dotinurad was acquired by Crystalys in July 2024.

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In March 2024, data from the Phase 1 trial evaluating MB-101 IL13Rα2-targeted CAR T-cells in high-grade glioma were published in Nature Medicine. MB-101 was well tolerated and 50% of patients achieved stable disease or better, with two partial responses and two complete responses in high grade glioma patients. The two patients who achieved complete response both had high levels of intratumoral CD3+ T-cells pre-therapy (i.e., “hot” tumors), and their responses lasted 7.5 and 66+ months, respectively. In the cohort with dual intratumoral (ICT)/ intraventricular (ICV) delivery and an optimized manufacturing process there was a ~70% improvement in median overall survival (10.2 months) compared to the expected survival rate of six months in this patient population.
●	MB-101 and MB-109 are currently in development at our partner company, Mustang.

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In May 2024, we announced that last patient completed dosing in a Phase 1b/2a study, which is evaluating AJ201 in the U.S. for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy’s Disease. Kennedy’s Disease is a debilitating rare genetic neuromuscular disease primarily affecting men. Topline data for the Phase 1b/2a clinical trial of AJ201 in SBMA are expected in the second half of 2024.
●	AJ201 was sourced by Fortress and is currently in development at our partner company, Avenue.

General Corporate

●	In April 2024, Avenue effected a 1-for-75 reverse stock split to achieve compliance with the minimum bid price listing requirement of the Nasdaq Capital Market and announced the exercise of warrants for $4.4 million in gross proceeds.
●	In April 2024, Mustang’s board of directors approved a reduction in its workforce by approximately 81% of its employee base in order to reduce costs and preserve capital; the reduction occurred primarily in April and was substantially complete in the second quarter of 2024.
●	In May and June 2024, Mustang Bio raised gross proceeds of approximately $6.5 million across two offerings of its common stock and warrants.
●	In July 2024, Checkpoint raised $12 million in a registered direct offering priced at the-the-market under Nasdaq rules.
●	In July 2024, Fortress’ Board of Directors paused the payment of dividends on the Company’s 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) until further notice. The Company believes pausing the dividend is in the best interest of the Company and its stakeholders to maintain financial flexibility ahead of potentially significant inflection points. The pausing of these dividends will defer approximately $0.7 million in cash dividend payments each month. The Board intends to revisit its decision regarding the monthly dividend regularly and will assess the profitability and cash flow of the Company to determine whether and when the suspension should be lifted.
●	Also in July 2024, Journey Medical entered into an amendment of its existing credit facility with SWK, increasing the amount of the facility from $20 million to $25 million.
●	Additionally in July 2024, Fortress announced the reduction of total debt outstanding and the entry into a new $50 million term loan with Oaktree Capital Management with a maturity in 2027. The Company borrowed $35.0 million under the agreement on the closing date and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. In connection with the new term loan, Fortress repaid the prior $50 million term loan with Oaktree.

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

Accounting Pronouncements

As of June 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements upon adoption.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements in the 2023 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recently issued accounting pronouncements.

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

The following table summarizes the Company’s ownership of the issued and outstanding common and preferred shares in certain consolidated Fortress subsidiaries as of the period presented:

June 30,
Partner Company/Subsidiary	2024
Avenue[1]	5.7%
Cellvation	79.2%
Checkpoint[1]	10.1%
Cyprium	73.1%
Helocyte	83.0%
Journey[1]	46.7%
Mustang[1]	7.2%
Oncogenuity	73.5%
Urica	67.8%

Note 1: Denotes entities that are publicly-traded.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$14,855	$16,961	$(2,106)	(12)%
Collaboration revenue	—	183	(183)	(100)%
Revenue – related party	41	31	10	32%
Other revenue	—	211	(211)	(100)%
Net revenue	14,896	17,386	(2,490)	(14)%

Operating expenses
Cost of goods sold – product revenue	6,541	7,767	(1,226)	(16)%
Research and development	12,671	32,139	(19,468)	(61)%
Research and development – licenses acquired	—	3	(3)	(100)%
Selling, general and administrative	20,823	24,439	(3,616)	(15)%
Asset impairment	2,649	3,143	(494)	(16)%
Total operating expenses	42,684	67,491	(24,807)	(37)%
Loss from operations	(27,788)	(50,105)	22,317	(45)%

Other income (expense)
Interest income	734	715	19	3%
Interest expense and financing fee	(2,122)	(6,425)	4,303	(67)%
Change in fair value of warrant liabilities	—	(512)	512	(100)%
Gain (loss) on common stock warrant liabilities	70	—	70	100%
Loss from deconsolidation of subsidiaries	—	(3,369)	3,369	(100)%
Other income (expense)	282	395	(113)	(29)%
Total other income (expense)	(1,036)	(9,196)	8,160	(89)%
Net Loss	(28,824)	(59,301)	30,477	(51)%

Less: net loss attributable to non-controlling interest	17,876	34,525	(16,649)	(48)%
Net loss attributable to Fortress	$(10,948)	$(24,776)	$13,828	(56)%

Revenue

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$14,855	$16,961	$(2,106)	(12)%
Collaboration revenue	—	183	(183)	(100)%
Revenue – related party	41	31	10	32%
Other revenue	—	211	(211)	(100)%
Net revenue	$14,896	$17,386	$(2,490)	(14)%

For the three months ended June 30, 2024 we generated $14.9 million of net revenue related to the sale of Journey’s branded and generic products. For the three months ended June 30, 2023, we generated $17.4 million of net revenue, of which $17.0 million relates to the sale of Journey’s branded and generic products, $0.2 million relates to Journey’s royalties from Maruho Co., Ltd., a license partner of Journey, and $0.2 million relates to Cyprium’s collaboration revenue with Sentynl.

For the quarter ended June 30, 2024, the net decrease in revenue of $2.5 million or 14% is due to Journey’s $2.1 million or 12% decrease in product revenue due primarily to a $1.2 million decrease in net product revenue from Qbrexza and a $0.6 million decrease in net product revenue from legacy products. Collaboration revenue related to Cyprium’s agreement with Sentynl was fully recognized as of December 31, 2023 due to Sentynl’s assumption of control of the CUTX-101 development program in December 2023.

Cost of Goods Sold

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Cost of goods sold – product revenue	$6,541	$7,767	$(1,226)	(16)%

We had $6.5 million and $7.8 million of costs of goods sold in connection with the sale of JMC branded and generic products for the quarters ended June 30, 2024 and 2023, respectively. Cost of goods sold decreased by $1.2 million, or 16% quarter-over-quarter, with the decrease mainly due to the decrease in net product revenue.

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

For the quarters ended June 30, 2024 and 2023, research and development expenses were approximately $12.7 million and $32.1 million, respectively. The table below provides a summary of research and development by entity, for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Research & development
Fortress	$467	$621	$(154)	(25)%
Subsidiaries/Partner Companies:
Avenue	1,298	2,828	(1,530)	(54)%
Checkpoint	4,480	13,945	(9,465)	(68)%
JMC	913	1,774	(861)	(49)%
Mustang	4,276	10,780	(6,505)	(60)%
Other[1]	1,237	2,191	(953)	(44)%
Total research & development expense	$12,671	$32,139	$(19,468)	(61)%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in research and development spending at Mustang of $6.5 million is due to a reduction in personnel-related costs of $5.1 million, a $2.9 million reduction in lab supplies, $0.6 million decrease in program-related expenses, a $0.6 million decrease in facility and depreciation, and a $0.9 million reduction in consulting expense offset by a $3.7 million increase in other expenses, including $3.2 million in expenses incurred due to the June 2024 Repurchase of Assets from uBriGene. Checkpoint’s reduced research and development expense of $9.5 million is due to reduced commercial manufacturing costs for cosibelimab of $9.3 million due to manufacturing costs incurred in the prior period to build inventory to support a potential product launch of cosibelimab. Avenue’s decrease in research and development expense of $1.5 million in the quarter ended June 30, 2024 is primarily attributable to a decrease in clinical development costs related to the Phase 1b/2a of AJ201.

The table below provides a summary by entity of noncash, stock-based compensation expense included in research and development expense for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - research & development
Fortress	$466	$402	$64	16%
Subsidiaries/Partner Companies:
Avenue	143	6	138	2,339%
Checkpoint	596	187	409	218%
JMC	171	31	140	459%
Mustang	(670)	(108)	(562)	518%
Other[1]	—	(1)	1	(100)%
Total stock-based compensation expense - research and development	706	516	190	37%

Note 1: Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

We expect research and development costs to decrease in 2024 due to portfolio optimization and assets completing pivotal trials and entering registration stage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended June 30, 2024 and 2023, selling, general and administrative expenses were $20.8 million and $24.4 million, respectively. The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Selling, general & administrative
Fortress	$4,747	$6,405	$(1,658)	(26)%
Subsidiaries/Partner Companies:
Avenue	1,236	822	414	50%
Checkpoint	2,109	1,753	356	20%
JMC	10,328	12,142	(1,815)	(15)%
Mustang	1,327	2,985	(1,657)	(56)%
Other[1]	1,076	332	744	224%
Total selling, general & administrative expense	$20,823	$24,439	$(3,616)	(15)%

Note 1:	Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the three months ended June 30, 2024, the decrease in selling, general and administrative expenses of $3.6 million or 15% is primarily attributable to decreased expenses at Fortress related to cost-reduction and optimization efforts and at Journey related to its expense reduction efforts in sales and marketing, as JMC has undertaken a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs to better align costs to their revenue-generating capabilities. The decrease in selling, general and administrative costs at Mustang is attributable to continued cost reduction efforts and optimization relating to personnel, consulting, and infrastructure. The increase in “Other” is due to an increase in professional fees, including legal expense, at Urica of $0.7 million.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented.

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - Selling, general and administrative
Fortress	$2,056	$2,279	$(223)	(10)%
Subsidiaries/Partner Companies:
Avenue	48	21	28	135%
Checkpoint	574	380	195	51%
JMC	1,503	842	661	78%
Mustang	51	153	(102)	(67)%
Other[1]	59	25	34	139%
Total stock-based compensation expense - selling, general and administrative	4,291	3,700	592	16%

Note 1: Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

We expect selling, general and administrative expenses to remain flat in 2024.

Asset Impairment

For the three months ended June 30, 2024, we incurred an impairment charge of $2.6 million, attributable to Mustang’s assessment of the recoverability of its’ leasehold improvements and the associated right-of-use asset.  For the three months ended June 30, 2023, Journey recorded a loss on the impairment of intangible assets of $3.1 million related to the impairment of the Ximino intangible asset, due to lower net product revenue and gross profit levels for the Ximino products in the six-month period ended June 30, 2023.

Other expense

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Other income (expense)
Interest income	$734	$715	$19	3%
Interest expense and financing fee	(2,122)	(6,425)	4,303	(67)%
Change in fair value of warrant liabilities	—	(512)	512	(100)%
Gain (loss) on common stock warrant liabilities	70	—	70	100%
Loss from deconsolidation of subsidiaries	—	(3,369)	3,369	(100)%
Other income (expense)	282	395	(113)	(29)%
Total other income (expense)	$(1,036)	(9,196)	$8,160	(89)%

Total other income (expense) decreased $8.2 million, or 89%, from expense of $9.2 million for the quarter ended June 30, 2023 to expense of $1.0 million for the quarter ended June 30, 2024, primarily due to the decrease of $4.3 million in interest expense and financing fees due to debt paid off by JMC and Mustang in 2023, as well as the $2.8 million included in interest expense and financing fees for the three months ended June 30, 2023 related to Mustang’s debt extinguishment fee for their payoff of the Runway note; and the loss on deconsolidation of Aevitas of $3.4 million in the prior year with no corresponding expense in the current period.

Comparison of Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$27,885	$29,126	$(1,241)	(4)%
Collaboration revenue	—	364	(364)	(100)%
Revenue – related party	41	66	(25)	(38)%
Other revenue	—	259	(259)	(100)%
Net revenue	27,926	29,815	(1,889)	(6)%

Operating expenses
Cost of goods sold – product revenue	13,357	14,216	(859)	(6)%
Research and development	37,495	67,415	(29,920)	(44)%
Research and development – licenses acquired	—	4,233	(4,233)	(100)%
Selling, general and administrative	38,777	49,780	(11,003)	(22)%
Asset impairment	2,649	3,143	(494)	(16)%
Total operating expenses	92,278	138,787	(46,509)	(34)%
Loss from operations	(64,352)	(108,972)	44,620	(41)%

Other income (expense)
Interest income	1,567	1,751	(184)	(11)%
Interest expense and financing fee	(4,724)	(10,721)	5,997	(56)%
Change in fair value of warrant liabilities	—	6,166	(6,166)	(100)%
Gain (loss) on common stock warrant liabilities	(597)	—	(597)	100%
Loss from deconsolidation of subsidiaries	—	(3,369)	3,369	(100)%
Other income (expense)	260	699	(439)	(63)%
Total other income (expense)	(3,494)	(5,474)	1,980	(36)%
Net loss	(67,846)	(114,446)	46,600	(41)%

Less: net loss attributable to non-controlling interest	41,481	68,133	(26,652)	(39)%
Net loss attributable to Fortress	$(26,365)	$(46,313)	$19,948	(43)%

Revenue

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$27,885	$29,126	$(1,241)	(4)%
Collaboration revenue	—	364	(364)	(100)%
Revenue – related party	41	66	(25)	(38)%
Other revenue	—	259	(259)	(100)%
Net revenue	$27,926	29,815	$(1,889)	(6)%

For the six months ended June 30, 2024 we generated $27.9 million of net revenue related to the sale of Journey’s branded and generic products. For the six months ended June 30, 2023, we generated $29.8 million of net revenue, of which $29.1 million relates to the sale of Journey’s branded and generic products, $0.3 relates to Journey’s royalties from Maruho, $0.4 million relates to Cyprium’s collaboration revenue with Sentynl and $0.1 relates to Checkpoint’s collaborative revenue from TGTX.

The net decrease in revenue of $1.9 million or 6% is due to Journey’s $1.2 million, or 4%, decrease in product revenue due to a decrease in unit sales volume of Qbrexza, Amzeeq and Zilxi. Collaboration revenue related to Cyprium’s agreement with Sentynl was fully recognized as of December 31, 2023 due to the transfer of the CUTX-101 development program to Sentynl in December 2023.

Cost of Goods Sold

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Cost of goods sold – product revenue	$13,357	$14,216	$(859)	(6)%

Costs of goods sold in connection with the sale of JMC branded and generic products for the six months ended June 30, 2024 and 2023 was $13.4 million and $14.2 million, respectively. The decrease in cost of goods sold of $0.9 million, or 6% year-over-year, is mainly due to the decrease in unit sales volume.

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

The table below provides a summary by entity of noncash, stock-based compensation expense included in research and development expense for the periods presented.

	Six Months Ended
	June 30,		Change
($ in thousands)	2024	2023	$	%
Research & development
Fortress	$943	$1,137	$(194)	(17)%
Subsidiaries/Partner Companies:
Avenue	3,627	3,950	(323)	(8)%
Checkpoint	12,977	29,771	(16,794)	(56)%
JMC	8,799	3,807	4,992	131%
Mustang	8,039	24,725	(16,686)	(67)%
Other[1]	3,110	4,025	(915)	(23)%
Total research & development expense	$37,495	$67,415	$(29,920)	(44)%

Note 1:Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in research and development spending at Mustang of $16.6 million is due to a reduction in personnel-related costs of $10.9 million, $4.9 million reduction in lab supplies, $2.4 million decrease in program-related expenses, $1.4 million decrease in facility and depreciation, and $1.2 million reduction in consulting expense, offset by a $4.0 million increase in other expenses, of which approximately $3.2 million of expenses incurred related to the June 2024 Repurchase of Assets from uBriGene. Checkpoint’s reduced research and development expense of $16.8 million is due to reduced commercial manufacturing costs for cosibelimab of $10.6 million due to manufacturing costs incurred in the prior period to build inventory to support a potential product launch of cosibelimab, reduced regulatory expenses of $3.5 million as prior period costs included $3.2 million for the PDUFA fee to the FDA for the BLA filing of cosibelimab in the first quarter of 2023, and a $1.6 million decrease in clinical costs for product candidates. Journey’s increased research and development costs are due to the $4.0 million filing fee payment made to the FDA in January 2024 for the DFD-29 NDA in addition to the $3.0 million contractual milestone payment made to Dr. Reddy’s Laboratories, Ltd. triggered by the FDA’s acceptance of the DFD-29 NDA in March 2024. This was partially offset by lower clinical trial expenses incurred by Journey to develop DFD-29 product as the project concludes.

Noncash, stock-based compensation expense included in research and development for the six months ended June 30, 2024 and 2023, was $1.7 million and $1.5 million, respectively.

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - research & development
Fortress	$875	$799	$76	10%
Partner Companies:
Avenue	90	6	84	1,436%
Checkpoint	1,086	577	508	88%
JMC	316	64	252	393%
Mustang	(641)	18	(658)	(3,689)%
Other[1]	—	—	—	(100)%
Total stock-based compensation expense - research and development	$1,726	1,464	$262	18%

Note 1: Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

We expect research and development costs to decrease in 2024 due to portfolio optimization and assets completing pivotal trials and entering registration stage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the six months ended June 30, 2024 and 2023, selling, general and administrative expenses were $38.8 million and $49.8 million, respectively. The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Six Months Ended
	June 30,		Change
($ in thousands)	2024	2023	$	%
Selling, general & administrative
Fortress	$9,171	$11,783	$(2,612)	(22)%
Subsidiaries/Partner Companies:
Avenue	2,481	1,655	827	50%
Checkpoint	4,039	3,764	276	7%
JMC	18,746	25,433	(6,687)	(26)%
Mustang	2,670	5,236	(2,566)	(49)%
Other[1]	1,670	1,909	(239)	(13)%
Total selling, general & administrative expense	$38,777	$49,780	$(11,002)	(22)%

Note 1:Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the six months ended June 30, 2024, the decrease in selling, general and administrative expenses of $11.0 million or 22% is primarily attributable to decreased expenses at Fortress related to cost-reduction and optimization efforts and at Journey related to its expense reduction efforts in sales and marketing, as JMC has undertaken a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs to better align costs to their revenue-generating capabilities. The decrease in selling, general and administrative costs at Mustang is attributable to continued cost reduction efforts and optimization relating to personnel, consulting, and infrastructure.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented.

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - Selling, general and administrative
Fortress	$4,064	$4,726	$(663)	(14)%
Partner Companies:
Avenue	293	32	261	823%
Checkpoint	795	959	(164)	(17)%
JMC	2,764	1,455	1,311	91%
Mustang	98	262	(164)	(63)%
Other[1]	116	50	66	132%
Total stock-based compensation expense - selling, general and administrative	$8,130	7,484	$645	9%

Note 1: Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

We expect selling, general and administrative expenses to remain flat in 2024.

Asset Impairment

For the six months ended June 30, 2024, we incurred impairment charges of $2.6 million attributable to Mustang’s assessment of the recoverability of the asset group consisting of its’ leasehold improvements and the associated right-of-use asset.  For the six months ended June 30, 2023, Journey recorded a loss on the impairment of intangible assets of $3.1 million related to the impairment of the Ximino intangible asset, due to lower net product revenue and gross profit levels for the Ximino products in the six-month period ended June 30, 2023.

Other expense

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Other income (expense)
Interest income	$1,567	$1,751	$(184)	(11)%
Interest expense and financing fee	(4,724)	(10,721)	5,997	(56)%
Gain (loss) on common stock warrant liabilities	(597)	—	(597)	100%
Loss from deconsolidation of subsidiaries	—	(3,369)	3,369	(100)%
Other income (expense)	260	699	(439)	(63)%
Total other income (expense)	$(3,494)	(5,474)	$1,980	(36)%

Total other income (expense) decreased $2.0 million, or 36%, from expense of $5.5 million for the six months ended June 30, 2023 to expense of $3.5 million for the six months ended June 30, 2024, primarily due to the decrease of $6.0 million in interest expense and financing fees due to debt paid off by JMC and Mustang in 2023, as well as the $2.8 million included in interest expense and financing fees for the six months ended June 30, 2023 related to Mustang’s debt extinguishment fee for their payoff of the Runway note; and the loss on deconsolidation of Aevitas in the prior year with no corresponding expense in the current period.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. At June 30, 2024, we had cash and cash equivalents of $76.2 million, of which $38.2 million relates to Fortress and private subsidiaries, primarily funded by Fortress, $5.0 million relates to Checkpoint, $4.3 million relates to Mustang, $23.9 million relates to Journey, and $4.9 million relates to Avenue. We believe that our current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sales of subsidiaries/partner companies, royalty financings, or through other sources of financing; the rising interest rate environment may cause the Company to pay more interest on its various debt instruments, which could lead to higher operating expenses.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

Components of cash flows from publicly-traded partner companies comprise:

	For the Six Months Ended June 30, 2024
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(11,287)	$(5,373)	$(12,714)	$(10,195)	$(7,656)	$(47,225)
Investing activities	—	—	—	—	—	—
Financing activities	8,895	8,509	12,737	6,668	5,315	42,124
Net increase in cash and cash equivalents and restricted cash	$(2,392)	$3,136	$23	$(3,527)	$(2,341)	$(5,101)

	For the Six Months Ended June 30, 2023
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(17,079)	$(6,238)	$(26,007)	$3,013	$(30,200)	$(76,511)
Investing activities	(5)	(2,000)	—	(5,000)	(34)	(7,039)
Financing activities	10,668	3,101	21,360	(13,036)	(30,287)	(8,194)
Net increase in cash and cash equivalents and restricted cash	$(6,416)	$(5,137)	$(4,647)	$(15,023)	$(60,521)	$(91,744)

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

Cash flows on a consolidated basis are as follows:

	Six Months Ended June 30,
($ in thousands)	2024	2023	Change
Total cash (used in)/provided by:
Operating activities	$(47,225)	$(76,511)	$29,286
Investing activities	—	(7,039)	7,039
Financing activities	42,124	(8,194)	50,318
Net increase in cash and cash equivalents and restricted cash	$(5,101)	$(91,744)	$86,643

Operating Activities

Net cash used in operating activities decreased $29.3 million from the six months ended June 30, 2023, as compared to the six months ended June 30, 2024. The decrease is due to the decrease of $46.6 million in net loss, the $6.6 million decrease in the expense associated with subsidiaries/partner companies’ warrant liabilities, and the $11.4 million decrease resulting from changes in operating assets and liabilities, offset in part by the $3.0 million change in the expense for research and development – licenses acquired, $3.4 million change in the expense for loss form deconsolidation and dissolution of subsidiaries, and $2.9 million for Journey’s asset impairment loss in the prior period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is a decrease of $7.0 million, due to JMC’s $5.0 million used in investing activities for the deferred cash payment made to VYNE related to the acquisition of Amzeeq and Zilxi, and Avenue’s $2.0 million cash payment towards the purchase of the AnnJi license in the six months ended June 30, 2023, and no comparable activities in the period ended June 30, 2024.

Financing Activities

Net cash used in financing activities was $8.2 million for the six months ended June 30, 2023, compared to $42.1 million of net cash provided by financing activities for the six months ended June 30, 2024, an increase of $50.3 million. The increase is attributable to the funds used in the prior period to pay off partner companies’ long-term debt of $40.3 million and JMC’s line of credit of $30.9 million, offset by loan proceeds of $5.1 million in the current period.

We fund our operations through cash on hand, the sale of equity and debt securities, from the sales of subsidiaries/partner companies, and from the proceeds resulting from the exercise of warrants and stock options. At June 30, 2024, we had cash and cash equivalents of $76.2 million, of which $38.2 million relates to Fortress and private subsidiaries, primarily funded by Fortress, $5.0 million relates to Checkpoint, $4.3 million relates to Mustang, $23.9 million relates to Journey, and $4.9 million relates to Avenue. Restricted cash at June 30, 2024 was $2.1 million, of which $1.2 million relates to Fortress, $0.4 million relates to Mustang, and $0.5 million relates to Cyprium.

Sources of Liquidity

Stock Offerings and At-The-Market Share Issuances

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the “2021 Shelf”). Approximately $86.2 million of securities remain available for sale under the 2021 Shelf as of June 30, 2024, subject to General Instruction I.B.6. of Form S-3. On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). All $50.0 million of securities remain available for sale under the 2024 Shelf as of June 30, 2024, subject to General Instruction I.B.6. of Form S-3.

For the six-month period ended June 30, 2024, the Company issued and sold approximately 1.6 million shares at an average price of $1.87 per share for gross proceeds of $2.9 million pursuant to the Company’s at-the-market program.

In January 2024, Fortress closed on a registered direct offering of 3,303,305 shares of its common stock and warrants to purchase up to 3,303,305 shares of its common stock at a combined purchase price of $3.33 per share of common stock and accompanying warrant priced at-the-market under Nasdaq rules. The warrants have an exercise price of $3.21 per share, are immediately exercisable, and will expire five years following the date of issue. Net proceeds to Fortress, after deducting the placement agent’s fees and other offering expenses, were approximately $10.2 million.

In March 2023, Checkpoint filed shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of June 30, 2024, approximately $77.7 million of the securities remains available for sale through the Checkpoint 2023 S-3, subject to General Instruction I.B.6. of Form S-3.

In January 2024, Checkpoint closed on a registered direct offering (the “Checkpoint January 2024 Registered Direct Offering”) with a single institutional investor for the issuance and sale of 1,275,000 shares of its common stock and 6,481,233 pre-funded warrants. Each pre-funded warrant was exercisable for one share of Checkpoint common stock. The Checkpoint common stock and the pre-funded warrants were sold together with common stock warrants (the “Checkpoint January 2024 Common Warrants”) to purchase up to 7,756,233 shares of Checkpoint common stock, at a purchase price of $1.805 per share of common stock and $1.8049 per pre-funded warrant. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The Checkpoint January 2024 Common Warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $1.68 per share. Checkpoint also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. Net proceeds to Checkpoint from the Checkpoint January 2024 Registered Direct Offering were $12.6 million after deducting commissions and other transaction costs. As of July 2024, all of the pre-funded warrants from the Checkpoint January 2024 Registered Direct Offering were fully exercised.

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. As of June 30, 2024, approximately $24.6 million of the securities remains available for sale through the Avenue 2021 S-3, subject to General Instruction I.B.6. of Form S-3.

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

Also in April 2024, Avenue entered into definitive agreements for the immediate exercise of certain of its existing outstanding warrants for cash of an aggregate of 689,680 warrants for shares of Avenue’s common stock at a reduced exercise price of $6.20 per share (the “May 2024 Warrant Inducement”). The exercised warrants are comprised of warrants to purchase shares of common stock originally issued by Avenue on October 11, 2022, each having an exercise price of $116.25 per share, Series A and Series B warrants to purchase shares of common stock originally issued by Avenue on November 2, 2023, each having an exercise price of $22.545 per share, and warrants to purchase shares of common stock originally issued by Avenue on January 9, 2024, each having an exercise price of $22.545 per share.

In consideration for the immediate exercise of the warrants for cash in the May 2024 Warrant Inducement, Avenue issued two new unregistered series of warrants to purchase up to a total of 1,379,360 shares of Avenue common stock for a payment of $0.125 per warrant. The warrants have an exercise price of $6.20 per share, and terms of eighteen months for one series and five years for the other series. Total net proceeds to Avenue were approximately $3.7 million after deducting placement agent fees and other expenses payable by Avenue.

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) with H.C. Wainwright & Co. LLC ("Wainwright") under which Avenue may offer and sell, from time to time at its sole discretion, up to $3,850,000 of shares of its common stock, par value $0.0001 per share (the "Shares"), through or to Wainwright. The offer and sale of the Shares will be made pursuant to a base prospectus forming a part of the 2021 Avenue S-3, and the related prospectus supplement dated May 10, 2024. During the six months ended June 30, 2024 and 2023, Avenue issued 87,683 shares through the Avenue ATM for net proceeds of $0.3 million.

On April 23, 2021, Mustang filed a shelf registration statement on Form S-3 (File No. 333-255476) (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang was able to sell up to a total of $200.0 million of its securities. In the six months ended June 30, 2024, Mustang sold approximately $4.4 million of securities under the Mustang 2021 S-3 until its expiration on May 24, 2024.

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of June 30, 2024, approximately $37.5 million of the Mustang 2024 S-3 remains available for sales of securities. The Mustang 2024 S-3 expires on June 12, 2027. As of the filing of this Form 10-Q, Mustang is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the number of securities it can sell under its registration statements on Form S-3.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. Under the Mustang ATM, Mustang pays the sales agents for the program a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock. During the six months ended June 30, 2024, Mustang issued no shares through the Mustang ATM.

In May 2024, Mustang closed on a public offering of 1,160,000 shares of common stock and pre-funded warrants to purchase up to 15,717,638 shares of common stock (or common stock equivalents in lieu thereof), and three series of 50,632,914 warrants with a combined public offering price of $0.237 per share (or per share common stock equivalent in lieu thereof) and accompanying warrants with an exercise price of $0.237 per share. The Series A-1 warrants have a five-year term, the Series A-2 warrants have a twenty-four month term, and the Series A-3 warrants have a nine month term. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the public offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by Mustang, but excluding the net proceeds, if any, from the exercise of the warrants, was approximately $3.3 million. All of the 15,717,638 pre-funded warrants were exercised as of June 30, 2024.

Mustang also amended certain existing warrants to purchase up to 2,588,236 shares of common stock previously issued in October 2023 with an exercise price of $1.58 per share such that the amended warrants have a reduced exercise price of $0.237 per share, and have a five-year term from date of shareholder approval.

In June 2024, Mustang closed on a registered direct offering of 3,025,000 shares of common stock at $0.41 per share (or common stock equivalent) priced at-the-market under Nasdaq rules and pre-funded warrants to purchase up to 3,105,000 shares of common stock, at a price per pre-funded warrant equal to $0.4099, the price per share of common stock, less $0.001.  The pre-funded warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full. In a concurrent private placement, Mustang also agreed to issue and sell unregistered warrants to purchase up to 6,130,000 shares of its common stock, with an exercise price of $0.41 per share, exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants and will expire five years from the date of stockholder approval.  Net proceeds were approximately $2.3 million, after placement agent’s fees and other offering expenses of approximately $0.3 million. All of the 3,105,000 pre-funded warrants were exercised as of June 30, 2024.

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey has entered into the Sales Agreement relating to shares of the Journey’s common stock. In accordance with the terms of the Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the six months ended June 30, 2024, Journey issued and sold approximately 0.3 million shares of common stock at an average price of $5.28 per share for gross proceeds of $1.5 million under the Journey ATM. In connection with these sales, Journey paid aggregate fees of approximately $46,000. At June 30, 2024, 3,861,553 shares remain available for issuance under the Journey 2022 S-3.

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

During the six months ended June 30, 2024, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2023 Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended June 30, 2024. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

At June 30, 2024, the total amount of debt outstanding, net of the debt discount, was $67.0 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

On August 27, 2020, we entered into a $60 million senior secured credit agreement (the “Prior Oaktree Agreement” and the debt thereunder, the “Oaktree Note”) with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). At June 30, 2024 the amount outstanding under the Prior Oaktree Agreement was $50 million. On July 25, 2024, we, as borrower, entered into a $50.0 million senior secured credit agreement (the “New Oaktree Agreement”) with Oaktree. We borrowed $35.0 million under the Agreement on the date of the agreement and are eligible to draw up to an additional $15.0 million with the lenders’ consent. The New Oaktree Agreement replaces the Prior Oaktree Agreement.  The New Oaktree Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the New Oaktree Agreement contains certain financial covenants, including, (i) a requirement that we maintain a minimum liquidity of $7.0 million, which may be reduced or increased as described in the New Oaktree Agreement, and (ii) that product net sales of Journey meet a consolidated minimum net sales amount of $50.0 million on a trailing 12-month basis, tested quarterly, which may be reduced or increased as described in the New Oaktree Agreement (the “Minimum Net Sales Test”), subject to certain exclusions. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights with respect to the Minimum Net Sales Test. The breach of any other such provisions (even, potentially, in an immaterial manner) could result in an event of default under the New Oaktree Agreement, the announcement and impact of which could have a negative impact on the trading prices of our securities. The restrictions imposed by such provisions may also inhibit our and certain of our subsidiaries and partner companies’ ability to enter into certain transactions or arrangements that management otherwise believes would be in our or such partner companies’ best interests, such as dispositions that would result in cash inflows to Fortress and/or our subsidiaries and partner companies, or acquisitions or financings that would promote future growth.

We have a history of operating losses that is expected to continue, and we are unable to predict the extent of future losses, whether we will be able to sustain current revenues or whether we will ever achieve or sustain profitability.

We continue to generate operating losses in all periods including losses from operations of approximately $64.4 million and $109.0 million for the six months ended June 30, 2024 and 2023, respectively and $142.3 million and $203.6 million for the years ended December 31, 2023 and 2022, respectively. At June 30, 2024, we had an accumulated deficit of approximately $721.2 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. During the six months ended June 30, 2024 and 2023, we incurred R&D expenses of approximately $37.5 million and $71.6 million, respectively, and during the years ended December 31, 2023 and 2022, we incurred R&D expenses of approximately $101.7 million and $134.2 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

We have paused dividend payments on our Series A Preferred Stock and may not be able to resume payment of dividends on our Series A Preferred Stock in the future if we have insufficient cash or available “surplus” as defined under Delaware law to make such dividend payments.

On July 5, 2024, our board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. However, dividends on our Series A Preferred Stock accrue daily, are payable monthly and will continue to accrue from the last date of payment. Our board of directors deemed the foregoing to be in the best interests of the Company and its common stockholders in light of the Company’s current and anticipated financial condition and outlook, and after considering its fiduciary duties to the Company’s common stockholders and other relevant factors. Our ability to pay cash dividends on our Series A Preferred Stock in the future requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this report were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have sufficient cash or “surplus” to resume payment of the cash dividends on the Series A Preferred Stock in a timely manner, or at all.

We have never paid and currently do not intend to pay cash dividends in the near future, except for the dividend we previously paid on our Series A Preferred Stock. As a result, capital appreciation, if any, will be the sole source of gain for our Common Stockholders.

We have never paid cash dividends on our Common Stock, or made stock dividends, except for the dividend we previously paid on shares of our Series A Preferred Stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our businesses, and retain our stock positions. In addition, the terms of existing and future debt agreements may preclude us from paying cash or stock dividends. Equally, each of our subsidiaries and partner companies is governed by its own board of directors with individual governance and decision-making regimes and mandates to oversee such entities in accordance with their respective fiduciary duties. As a result, we alone cannot determine the acts that could maximize value to you of such partner companies and subsidiaries in which we maintain ownership positions, such as declaring cash or stock dividends. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for holders of our Common Stock for the foreseeable future.

We have historically relied in part on sales of our common stock and other securities to fund our operations, and our future ability to obtain additional capital through stock sales or other securities offerings may be more costly than in the past, or may not be available to us at all.

We have historically relied in part on sales of our common stock to fund our operations. For example, we raised an aggregate of approximately $30.2 million in gross proceeds in fiscal years 2022 and 2023 through the sale of shares of our common stock and other securities in offerings made under a Form S-3 “shelf” registration statement. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to file any new shelf registration statements due to non-payment of dividends on our Series A Preferred Stock since July 5, 2024 and, if we do not resume payment of dividends on our Series A Preferred Stock, pay all accumulated dividends and otherwise remain compliant with the other conditions for use of a Form S-3 registration statement by the time we file our next Annual Report on Form 10-K, we will lose the ability to use our currently effective “shelf” registration statement on Form S-3. Accordingly, we may then only be able to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to be a more expensive method of raising additional capital and more dilutive to our stockholders relative to using a shelf registration statement.

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

We act, and are likely to continue acting, as indemnitor of potential losses or liabilities that may be experienced by one or more of our subsidiaries, partner companies and/or their partners or investors (such as the indemnification arrangement existing by Fortress of Caelum with respect to the UTRF litigation, as disclosed elsewhere herein – see Footnote 14, Commitments and Contingencies). If we become obligated to pay all or a portion of such indemnification amounts, our business and the market value of our Common Stock, Preferred Stock and/or debt securities may be materially adversely affected.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of June 30, 2024, we had an accumulated deficit of approximately $721.2 million, and as of December 31, 2023, we had an accumulated deficit of approximately $694.9 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

3.9

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated July 8, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-35366) filed with SEC on July 11, 2022).

3.10

Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as Amended, of Fortress Biotech, Inc. dated October 9, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-35366) filed with SEC on October 10, 2023.

3.11	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with SEC on June 25, 2024).

10.1

Amendment to the Fortress Biotech, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on May 29, 2024.

10.2

Amendment to the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on May 29, 2024.

10.3

Amendment to the Fortress Biotech, Inc. Amended and Restated Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on May 29, 2024.

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

August 13, 2024	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2024	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)