Form 10-Q
period 2024-09-30
Fortress Biotech, Inc.
filed 2024-11-14
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of November 11, 2024
Common Stock, $0.001 par value	27,604,934
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and the applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	Our board of directors has paused payments of dividends on our preferred stock, and there can be no assurance that monthly dividend payments will be resumed in a timely manner, or at all.
●	If we raise additional capital by issuing equity, equity-linked securities or securities convertible into or exercisable for equity securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Accutane, Amzeeq and Zilxi. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Three of Journey’s marketed products, Qbrexza, Amzeeq and Zilxi, as well as Emrosi, a modified release oral minocycline for the treatment of rosacea licensed from Dr. Reddy’s Laboratories, for which we recently obtained U.S. Food and Drug Administration (the “FDA”) approval, currently have patent protection. Four of Journey’s marketed products, Accutane, Targadox, Luxamend and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.

●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We act, and are likely to continue acting, as guarantor and/or indemnitor of certain obligations of our subsidiaries, partner companies and partners, which could require us to pay substantial amounts based on the actions or omissions of said entities.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”). Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates

●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

General and Other Risks

●	We have previously failed to satisfy certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we again are unable to meet the continued listing requirements, our Common Stock and Preferred Stock may be subject to delisting from The Nasdaq Capital Market if we are unable to regain compliance with such rules. The delisting of our Securities from the Nasdaq may decrease the market liquidity and market price of our Common Stock and Preferred Stock.

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$58,853	$80,927
Accounts receivable, net	10,671	15,222
Inventory	11,788	10,206
Other receivables - related party	174	167
Prepaid expenses and other current assets	2,583	10,500
Assets held for sale	2,209	—
Total current assets	86,278	117,022

Property, plant and equipment, net	3,403	6,505
Operating lease right-of-use asset, net	14,152	16,990
Restricted cash	2,063	2,438
Intangible assets, net	17,844	20,287
Other assets	3,345	4,284
Total assets	$127,085	$167,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$64,499	$73,562
Income taxes payable	850	843
Common stock warrant liabilities	154	886
Operating lease liabilities, short-term	2,514	2,523
Partner company convertible preferred shares, short-term, net	—	3,931
Partner company installment payments - licenses, short-term	1,250	3,000
Other current liabilities	1,038	163
Total current liabilities	70,305	84,908

Notes payable, long-term, net	52,473	60,856
Operating lease liabilities, long-term	15,292	18,282
Other long-term liabilities	1,753	1,893
Total liabilities	139,823	165,939

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,584,600 and 15,093,053 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	28	15
Additional paid-in-capital	755,229	717,396
Accumulated deficit	(734,102)	(694,870)
Total stockholders' equity attributed to the Company	21,158	22,544

Non-controlling interests	(33,896)	(20,957)
Total stockholders' equity (deficit)	(12,738)	1,587
Total liabilities and stockholders' equity (deficit)	$127,085	$167,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Product revenue, net	$14,629	$15,279	$42,514	$44,405
Collaboration revenue	—	182	—	546
Revenue - related party	—	31	41	97
Other revenue	—	19,260	—	19,519
Net revenue	14,629	34,752	42,555	64,567

Operating expenses
Cost of goods sold - product revenue	5,285	6,429	18,642	20,645
Research and development	9,446	20,288	46,941	87,702
Research and development - licenses acquired	—	60	—	4,293
Selling, general and administrative	21,993	21,733	60,867	71,512
Asset impairment	—	—	2,649	3,143
Total operating expenses	36,724	48,510	129,099	187,295
Loss from operations	(22,095)	(13,758)	(86,544)	(122,728)

Other income (expense)
Interest income	589	547	2,157	2,296
Interest expense and financing fee	(6,209)	(2,534)	(10,933)	(13,255)
Gain (loss) on common stock warrant liabilities	19	4,542	(578)	10,708
Other income (expense)	1,071	620	1,334	(2,049)
Total other income (expense)	(4,530)	3,175	(8,020)	(2,300)
Loss before income tax expense	(26,625)	(10,583)	(94,564)	(125,028)

Income tax expense (refund)	69	141	(24)	142
Net loss	(26,694)	(10,724)	(94,540)	(125,170)

Net loss attributable to non-controlling interests	13,827	5,679	55,308	73,812
Net loss attributable to Fortress	$(12,867)	$(5,045)	$(39,232)	$(51,358)

Preferred A dividends declared and paid and/or cumulated, and Fortress' share of subsidiary deemed dividends	(2,173)	(2,008)	(7,006)	(6,024)
Net loss attributable to common stockholders	$(15,040)	$(7,053)	$(46,238)	$(57,382)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.76)	$(0.94)	$(2.43)	$(7.94)

Weighted average common shares outstanding - basic and diluted	19,697,290	7,498,653	19,041,590	7,231,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2024

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity (Deficit)
Balance as of June 30, 2024	3,427,138	$3	22,587,038	$23	$—	$739,086	$(721,235)	$(32,475)	$(14,598)
Stock-based compensation expense	—	—	—	—	—	6,573	—	—	6,573
Issuance of common stock related to equity plans	—	—	51,435	—	—	—	—	—	—
Issuance of common stock for equity offering, net			4,702,753	5		7,355			7,360
Warrants issued in conjunction with debt	—	—	—	—	—	1,314	—	—	1,314
Issuance of common stock for at-the-market offering, net	—	—	243,374	—	—	568	—	—	568
Partner companies' offerings, net	—	—	—	—	—	10,850	—	—	10,850
Partner company’s at-the-market offering, net	—	—	—	—	—	1,878	—	—	1,878
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	124	—	—	124
Partner company’s dividends declared and paid	—	—	—	—	—	(176)	—	—	(176)
Partner companies' proceeds from options	—	—	—	—	—	63	—	—	63
Non-controlling interest in partner companies	—	—	—	—	—	(12,406)	—	12,406	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(13,827)	(13,827)
Net loss attributable to common stockholders	—	—	—	—	—	—	(12,867)	—	(12,867)
Balance as of September 30, 2024	3,427,138	$3	27,584,600	$28	$—	$755,229	$(734,102)	$(33,896)	$(12,738)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2023

	Series A Perpetual				Common					Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling		Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests		Equity
Balance as of June 30, 2023	3,427,138	$3	8,777,157	$9	$23	$699,020	$(680,546)		$(34,452)		$(15,943)
Stock-based compensation expense	—	—	—	—	—	4,377	—		—		4,377
Issuance of common stock related to equity plans	—	—	28,112	—	—	—	—		—		—
Issuance of common stock for at-the-market offering, net	—	—	117,578	—	—	837	—		—		837
Common shares issued for dividend on partner company's convertible preferred shares	—	—	14,740	—	(23)	91	—		—		68
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—		—		(2,008)
Partner company’s offering, net	—	—	—	—	—	9,261	—		—		9,261
Partner company’s at-the-market offering, net						160					160
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	90	—		—		90
Partner company’s dividends declared and paid	—	—	—	—	—	(185)	—		—		(185)
Partner company’s exercise of options for cash	—	—	—	—	—	21	—		—		21
Dissolution of subsidiary non-controlling interests	—	—	—	—		—	—	—	802	—	802
Non-controlling interest in partner companies	—	—	—	—	—	(9,412)	—		9,412		—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—		(5,679)		(5,679)
Net loss attributable to common stockholders	—	—	—	—	—	—	(5,045)		—		(5,045)
Balance as of September 30, 2023	3,427,138	$3	8,937,587	$9	$—	$702,253	$(685,591)		$(29,917)		$(13,243)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2024

	Series A						Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2023	3,427,138	$3	15,093,053	$15	$717,396	$(694,870)	$(20,957)	$1,587
Stock-based compensation expense	—	—	—	—	16,429	—	—	16,429
Issuance of common stock related to equity plans	—	—	547,196	—	—	—	—	—
Issuance of common stock under ESPP	—	—	29,844	—	51	—	—	51
Issuance of common stock for equity offerings, net	—	—	8,006,058	8	17,470	—	—	17,478
Warrants issued in conjunction with debt	—	—	—	—	1,313	—	—	1,313
Issuance of common stock for at-the-market offering, net	—	—	1,797,857	2	3,392	—	—	3,394
Common shares issued for dividend on partner company's convertible preferred shares	—	—	64,747	—	114	—	—	114
Common shares issued for exchange of partner company's convertible preferred shares	—	—	2,028,345	3	3,406	—	—	3,409
Warrants issued in conjunction with exchange of partner company's convertible preferred shares					341			341
Preferred A dividends declared and paid	—	—	—	—	(4,016)	—	—	(4,016)
Partner companies' offerings, net	—	—	—	—	28,852	—	—	28,852
Partner companies' at-the-market offering, net	—	—	—	—	3,657	—	—	3,657
Issuance of common stock under partner company’s ESPP	—	—	—	—	257	—	—	257
Partner company’s dividends declared and paid	—	—	—	—	(528)	—	—	(528)
Exercise of warrants for cash	—	—	17,500	—	30	—	—	30
Exercise of partner company options and warrants for cash, net	—	—	—	—	9,434	—	—	9,434
Non-controlling interest in partner companies	—	—	—	—	(42,369)	—	42,369	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(55,308)	(55,308)
Net loss attributable to common stockholders	—	—	—	—	—	(39,232)	—	(39,232)
Balance as of September 30, 2024	3,427,138	$3	27,584,600	$28	$755,229	$(734,102)	$(33,896)	$(12,738)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2023

	Series A					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2022	3,427,138	$3	7,366,283	$7	$675,944	$(634,233)	$8,304	$50,025
Stock-based compensation expense	—	—	—	—	13,325	—	—	13,325
Issuance of common stock related to equity plans	—	—	211,969	—	—	—	—	—
Issuance of common stock for public offering, net	—	—	1,109,525	1	13,154	—	—	13,155
Issuance of common stock for at-the-market offering, net	—	—	224,003	1	2,004	—	—	2,005
Common shares issued for dividend on partner company's convertible preferred shares	—	—	25,807	—	199	—	—	199
Preferred A dividends declared and paid	—	—	—	—	(6,024)	—	—	(6,024)
Partner company’s offering, net	—	—	—	—	31,238	—	—	31,238
Partner companies' at-the-market offering, net	—	—	—	—	160	—	—	160
Partner company's exercise of options for cash	—	—	—	—	24	—	—	24
Issuance of common stock under partner company’s ESPP	—	—	—	—	178	—	—	178
Partner company’s dividends declared and paid	—	—	—	—	(556)	—	—	(556)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	1,233	—	—	1,233
Warrants	—	—	—	—	272	—	—	272
Deconsolidation of Aevitas non-controlling interest	—	—	—	—	—	—	6,693	6,693
Non-controlling interest in partner companies	—	—	—	—	(28,898)	—	28,898	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(73,812)	(73,812)
Net loss attributable to common stockholders	—	—	—	—	—	(51,358)	—	(51,358)
Balance as of September 30, 2023	3,427,138	$3	8,937,587	$9	$702,253	$(685,591)	$(29,917)	$(13,243)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(94,540)	$(125,170)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	896	1,853
Loss on disposal of property and equipment	29	(1,351)
Bad debt expense	823	492
Amortization of debt discount	1,754	2,524
Accretion of partner company convertible preferred shares	(737)	687
Non-cash interest	—	353
Loss on extinguishment of debt	2,457	2,796
Amortization of acquired intangible assets	2,443	2,952
Reduction in the carrying amount of operating lease right-of-use assets	2,366	1,561
Stock-based compensation expense	16,429	13,325
Issuance of partner company’s common shares for research and development expenses	—	1,233
Common shares issued for dividend on partner company's convertible preferred shares	114	199
Change in fair value of partner companies' warrant liabilities	427	(10,708)
Research and development - licenses acquired, expense	—	3,060
Loss from deconsolidation/dissolution of subsidiaries	—	4,127
Asset impairment loss	2,649	3,143
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	3,728	19,727
Inventory	(1,582)	3,135
Other receivables - related party	(7)	(27)
Prepaid expenses and other current assets	3,903	3,217
Other assets	939	(1,107)
Accounts payable and accrued expenses	(7,118)	(17,018)
Income taxes payable	7	84
Lease liabilities	(2,999)	(1,739)
Other long-term liabilities	735	(638)
Net cash used in operating activities	(67,284)	(93,290)

Cash Flows from Investing Activities:
Purchase of research and development licenses	—	(3,000)
Purchase of property and equipment	—	(35)
Proceeds from sale of property and equipment	—	6,000
Other	—	(5)
Acquired intangible assets	—	(5,000)
Net cash used in investing activities	—	(2,040)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(4,016)	$(6,024)
Proceeds from issuance of common stock for equity offerings, net	17,478	13,248
Proceeds from issuance of common stock for at-the-market offering, net	3,394	2,056
Proceeds from issuance of common stock under ESPP	51	—
Exercise of warrants for cash	30	—
Proceeds from partner companies' ESPP	257	178
Partner company’s dividends declared and paid	(528)	(556)
Proceeds from partner companies' sale of stock, options and warrants, net	37,128	33,805
Proceeds from partner companies' at-the-market offering, net	3,657	160
Proceeds from exercise of partner companies’ equity grants	—	24
Repayment of Oaktree Note and debt issuance costs	(51,000)	—
Repayment of partner company installment payments - licenses	(625)	(1,000)
Proceeds from partner company convertible preferred shares	—	854
Stock and warrants issued for exchange of partner company preferred shares	341	—
Payment of debt issuance costs associated with partner company convertible preferred shares	—	(210)
Proceeds from long-term debt, net	33,718	—
Proceeds from partner company's long-term debt, net	4,950	(91)
Repayment of partner companies' long-term debt	—	(50,375)
Proceeds from partner company's line of credit	—	28,000
Repayment of partner company's line of credit	—	(30,948)
Net cash (used in) provided by financing activities	44,835	(10,879)
Net increase (decrease) in cash and cash equivalents and restricted cash	(22,449)	(106,209)
Cash and cash equivalents and restricted cash at beginning of period	83,365	180,954
Cash and cash equivalents and restricted cash at end of period	$60,916	$74,745

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,401	$6,590
Cash paid (refunded) for income taxes	$115	$(17)

Supplemental disclosure of non-cash financing and investing activities:
Exchange of partner company convertible preferred shares for common shares	$3,408	$—
Fair value of assets received by partner company in repurchase transaction	$2,209	—
Fair value of supplies received by partner company expensed to research and development	$2,509	—
Partner company accounts receivable write-off related to repurchase transaction	$(6,967)	—
Partner company accounts payable write-off related to repurchase transaction	$3,644	—
Partner company's deferred purchase consideration	$(1,295)	—
Unpaid partner company’s offering cost	$—	$575
Partner company derivative warrant liability associated with partner company convertible preferred shares	$—	$33
Warrants issued in conjunction with debt	$1,313	$—
Unpaid debt offering cost	$140	$—
Unpaid at-the-market offering cost	$—	$50
Prepaid public offering cost	$—	$94
Unpaid research and development licenses acquired	$—	$60

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. Current cash and cash equivalents of $25.6 million for Fortress and private subsidiaries primarily funded by Fortress (“Parent Entity”) are considered sufficient to fund the Parent Entity’s operations for at least the next 12 months. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of September 30, 2024 and December 31, 2023, the Company had $2.1 million and $2.4 million, respectively, of restricted cash representing pledges to secure debt obligations and letters of credit in connection with certain office leases, and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows as of the dates presented:

	September 30,
	2024	2023
Cash and cash equivalents	$58,853	$72,307
Restricted cash	2,063	2,438
Total cash and cash equivalents and restricted cash	$60,916	$74,745

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Form 10-K other than the following:

Assets Held for Sale

Assets held for sale represent assets that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of September 30, 2024, there are $2.2 million of lab and cell processing equipment, furniture and fixtures and computer equipment that are recorded as assets held for sale. The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale are part of Mustang’s repurchase of assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) (see Note 3).

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new financial statement disclosures in tabular format, in the notes to financial statements, of specified information about certain costs and expenses.  The amendments in this update do not change or remove current expense disclosure requirements.  The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statement disclosures.

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

As consideration for the Repurchase Agreement, Mustang has agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1.4 million, consisting of (i) an upfront payment of $0.1 million due within five (5) business days of the Effective Date and a (ii) subsequent amount of $1.3 million due on the date that is twelve (12) months after the closing date (the “Deferred Amount”). In the event that as of the original (or any extended) date on which the Deferred Amount is payable, Mustang has, as of the date of the public reporting of its then-most recent quarterly audited or unaudited financial statements, net assets below $20 million, then Mustang may, upon written notice to uBriGene, elect to delay its payment obligation of the Deferred Amount by an additional six (6) months, with no limit on the number of such extensions available to Mustang. Notwithstanding the foregoing, if Mustang has not paid the Deferred Amount in full as of the date that is twelve (12) months after closing of the Repurchase Agreement, any amounts that remain outstanding will accrue interest at a rate of 5% per annum beginning on the date that is twelve (12) months after closing and until the Deferred Amount is paid in full. Additionally, in connection with the termination of the agreements described above under the Repurchase Agreement, Mustang agreed to forgive a net receivable from uBriGene of approximately $3.3 million, comprised of outstanding receivables of $6.9 million and payables of $3.6 million, resulting in total purchase consideration in the Repurchase Transactions of approximately $4.7 million. As of September 30, 2024, the $1.3 million Purchase Price was recorded in Accrued Expenses - Other (see Note 10). As of September 30, 2024, the disposal group continues to be held for sale.

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

Urica

On July 15, 2024, Urica entered into an asset purchase agreement (the “APA”), royalty agreement (the “Royalty Agreement”), and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation incorporated in 2022 and seeded by life sciences institutional investors. Under the Transaction Documents, Urica sold the rights to its URAT1 inhibitor product candidate in development for the treatment of gout, dotinurad, and related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity. Urica’s equity position cannot be reduced below 15% of Crystalys’ fully-diluted equity capitalization until it raises $150 million in equity securities.

The Transaction Documents also grant Urica a securitized three percent (3%) royalty on future net sales of dotinurad to be paid by Crystalys, as well as the right to receive $0.6 million cash reimbursement for certain clinical and development costs incurred by Urica related to dotinurad. Urica has the right to appoint one director to the board of directors of Crystalys, as well as an additional board observer. Crystalys is obliged to use commercially reasonable efforts to develop and commercialize dotinurad.

The APA also gives Urica the right, but not the obligation, to repurchase the sold assets for a repurchase price not to exceed $6.4 million plus accrued interest; the repurchase option expires upon the consummation by Crystalys of a qualified financing of at least $120 million occurring within the earlier to occur of (i) twelve months after receipt by Crystalys of minutes from an anticipated FDA meeting; or (ii) July 15, 2026. Urica recorded a liability for the $0.6 million received, which will be accreted up to the repurchase price over the term of the repurchase option, and will not recognize an asset for its ownership interest received in Crystalys until the expiration of the repurchase option. Accordingly, for the quarter ended September 30, 2024, Urica recorded accretion of $0.3 million of the repurchase option price, booked to interest expense in the condensed consolidated statement of operations.

Avenue

InvaGen Pharmaceuticals Inc. (“InvaGen”) Share Repurchase

Under the Share Repurchase Agreement between Avenue and InvaGen Pharmaceuticals, Inc. (“InvaGen”) under which Avenue repurchased all of InvaGen’s shares in Avenue, Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the net proceeds of future financings, until $4.0 million in the aggregate is paid to InvaGen. In connection with equity financings in the nine months ended September 30, 2024, Avenue made payments totaling $0.7 million to InvaGen.

4. Inventory

	September 30,	December 31,
($ in thousands)	2024	2023
Raw materials	$3,551	$4,640
Work-in-process	—	884
Finished goods	8,718	4,987
Inventory reserve	(481)	(305)
Total inventories	$11,788	$10,206

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5. Property and Equipment

	Useful Life	September 30,	December 31,
($ in thousands)	(Years)	2024	2023
Computer equipment	3	$595	$595
Furniture and fixtures	5	1,017	1,017
Leasehold improvements	15	13,175	13,175
Buildings	40	581	581
Construction in progress	N/A	—	29
Total property and equipment		15,368	15,397
Less: Accumulated depreciation		(11,965)	(8,892)
Property and equipment, net		$3,403	$6,505

Fortress' depreciation expense for the three months ended September 30, 2024 and 2023 was approximately $0.1 million and $0.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was approximately $0.9 million and $1.9 million, respectively. Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2024, Mustang concluded it had a triggering event requiring assessment of impairment for certain leasehold improvements and the related right of use asset. Mustang assessed the carrying value of the asset group consisting of the leasehold improvements and right-of-use asset in accordance with ASC 360, given the significant changes to Mustang’s operations, operating cash and the repurchase of equipment. The assessment of the recoverability of the asset group concluded that there was impairment on the carrying value of the asset group of approximately $2.6 million, which was allocated on a pro rata basis using the relative carrying amounts of the assets.  Approximately $2.2 million of the impairment loss was allocated to leasehold improvements, with the remaining $0.4 million allocated to the right-of-use asset.

6. Fair Value Measurements

Common Stock Warrant Liabilities

Warrants
($ in thousands)	liabilities
Balance at December 31, 2023	$886
Change in fair value of common stock warrants - Avenue	(157)
Change in fair value of common stock warrants - Checkpoint	—
Change in fair value of placement agent warrants - Urica	(24)
Exercise of common stock warrants - Avenue	(400)
Exchange of common stock warrants - Urica	(151)
Balance at September 30, 2024	$154

Checkpoint

Checkpoint deemed the placement agent warrants it issued in connection with its registered direct offering (the “December 2022 Placement Agent Warrants”) to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The December 2022 Placement Agent Warrants were recorded at the time of closing at a fair value determined by using the Black-Scholes model. Checkpoint will revalue the December 2022 Placement Agent Warrants at each reporting period thereafter for as long as they remain outstanding. At September 30, 2024 and December 31, 2023, the liability associated with the December 2022 Placement Agent Warrants was $0.1 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	September 30,	December 31,
Checkpoint Warrants	2024	2023
Exercise price	$5.41	$5.41
Volatility	108.0%	96.4%
Expected life in years	3.2	4.0
Risk-free rate	3.6%	3.8%

Avenue

Certain of Avenue’s outstanding warrants to purchase shares of its common stock are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. The Black-Scholes model was used to value these Avenue warrants, at the time of issuance and when re-measured at each financial reporting date, up to exercise or expiration of the warrants, with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense) in the unaudited condensed consolidated statements of operations. At September 30, 2024 and December 31, 2023, the liability associated with the outstanding Avenue warrants was approximately $29,000 and $0.6 million, respectively.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	September 30,	December 31
	2024	2023
Stock price	$ 2.49	$ 12.00
Risk-free interest rate	3.58%	3.84%
Expected dividend yield	—	—
Expected term in years	3.0	3.8
Expected volatility	164%	148%

Urica

Urica’s outstanding contingently issuable placement agent warrants were exchanged at the time of the exchange of the Urica 8% Cumulative Convertible Class B Preferred Stock on June 27, 2024 (see Note 9) for 202,834 warrants to purchase Fortress common stock at an exercise price of $1.68. The Fortress common stock warrants have a five-year life, expiring on June 27, 2029. The Company determined the placement agent warrants met the criteria for equity classification.

7. Intangible Assets, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of the Journey intangible assets for the periods presented:

	Estimated Useful	September 30,	December 31,
($ in thousands)	Lives (Years)	2024	2023
Intangible assets – product licenses	3 to 9	$37,925	$37,925
Accumulated amortization		(16,938)	(14,495)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$17,844	$20,287

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2024 and 2023, Journey’s amortization expense related to its product licenses was $0.8 million and $0.8 million, respectively. For the nine months ended September 30, 2024 and 2023, Journey’s amortization expense related to its product licenses was $2.4 million and $3.0 million, respectively. Journey records amortization expense related to its product licenses as a component of cost of goods sold on the unaudited condensed consolidated statement of operations.

The future amortization of these intangible assets is as follows:

Total
($ in thousands)	Amortization
Remainder of 2024	$814
December 31, 2025	3,257
December 31, 2026	2,471
December 31, 2027	1,775
December 31, 2028	1,595
Thereafter	3,990
Sub-total	$13,902
Asset not yet placed in service	3,942
Total	$17,844

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

Journey

In June 2021, Journey entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain global rights for the development and commercialization of EmrosiTM (Minocycline Hydrochloride Extended-Release Capsules, 40mg), also known as DFD-29, for the treatment of rosacea with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets including Brazil, Russia, India and China. Pursuant to the terms and conditions of the DFD-29 Agreement, Journey paid $10.0 million. Based on the development and commercialization of Emrosi, additional contingent regulatory and commercial milestone payments totaling up to $140.0 million, which excludes a $15.0 million milestone payment triggered by FDA approval on November 4, 2024, may also become payable by Journey (see Note 19). Journey is required to pay royalties ranging from approximately ten percent to twenty percent on net sales of Emrosi, subject to certain reductions.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Debt and Interest

Debt

Total debt consists of the following:

	September 30,	December 31,
($ in thousands)	2024	2023	Interest rate	Maturity
2024 Oaktree Note	$35,350	$—	12.9%	July - 2027
2020 Oaktree Note	—	50,000	11.0%	August - 2025
SWK Term Loan	20,000	15,000	14.9%	December - 2027
Less: Discount on notes payable	(2,877)	(4,144)
Total notes payable	$52,473	$60,856

2024 Oaktree Note

On July 25, 2024, Fortress entered into the $50.0 million senior secured credit agreement (the “New Oaktree Agreement”) with a maturity date of July 25, 2027 with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). The Company borrowed $35.0 million under the New Oaktree Agreement on the Closing Date (the “2024 Oaktree Note”) and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. The 2024 Oaktree Note replaces the 2020 Oaktree Note (as defined below) in which the remaining $50.0 million balance was repaid in full.

Under the terms of the New Oaktree Agreement, the loans have a 30-month interest-only period with a maturity date of July 25, 2027, and bear interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 7.625% (subject to a 2.50% SOFR floor and a 5.75% SOFR cap). For the quarter ended September 30, 2024, the interest rate applicable to the 2024 Oaktree Note was 12.91%. The Company is required to make quarterly interest-only payments until the maturity date, except fifty percent of the then-outstanding principal balance of the loans is due on March 31, 2027, with the remaining principal amount due on the maturity date.

The Company may voluntarily prepay, in whole or in part, the amounts due under the New Oaktree Agreement at any time subject to a prepayment fee. Subject to prior written notice by the Company, to repay any amounts due prior to the maturity date, the Company must pay the sum of (A) the aggregate principal amount of the Loans being prepaid, (B) any accrued but unpaid interest on the principal amount of the Loans being prepaid, (C) any applicable Yield Protection Premium (as defined in the New Oaktree Agreement) and (D) if applicable, other unpaid amounts then due and owing pursuant to the New Oaktree Agreement and the other loan documents (such aggregate amount, the “Prepayment Price”); provided that each partial prepayment of the principal amount of the Loans shall be in an aggregate amount of at least $5.0 million and integral multiples of $1.0 million in excess thereof. The Company is required to make mandatory prepayments of the Loans with net cash proceeds from (i) certain casualty events, (ii) certain monetization events, including, among other things, certain asset sales and the sale(s) of priority review vouchers by certain subsidiaries of the Company, and the receipt by the Company of any dividend or other distributions in cash from any of its subsidiaries in excess of $5.0 million other than in connection with certain monetization events, (iii) debt issuances that are not permitted, and (iv) failure to comply with certain covenants. The lenders may elect to receive warrants to purchase common stock of the Company as an alternative to cash prepayments in some situations where a mandatory prepayment would otherwise be required. No mandatory prepayments were required in the quarter ended September 30, 2024.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The New Oaktree Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the New Oaktree Agreement contains certain financial covenants, including, (i) a requirement that the Company maintain a minimum liquidity of $7.0 million, which may be reduced or increased as described in the New Oaktree Agreement (“the “Liquidity Requirement”), and (ii) that product net sales of Journey meet a consolidated minimum net sales amount of $50.0 million on a trailing 12-month basis, tested quarterly, which may be reduced or increased as described in the New Oaktree Agreement (the “Minimum Net Sales Test”), subject to certain exclusions. Due to the approval of Emrosi, the minimum net sales amount will increase by $7.5 million each quarter, beginning in the third quarter of 2025, provided that the minimum net sales amount will in no event exceed $80.0 million. Both the Minimum Net Sales Test and the Liquidity Requirement will be reduced to $0 while the outstanding principal balance is less than or equal to $10.0 million. The Liquidity Requirement decreases to $5.0 million while the outstanding principal balance is between $10.0 million and $25.0 million. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company with respect to the Minimum Net Sales Test.

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

Also in connection with the New Oaktree Agreement, the Company granted warrants to the lenders to purchase up to 506,390 shares of the Company’s common stock at a purchase price of $2.0735 per share (the “Warrants”). The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The exercise price of the Warrants will also be adjusted if, while the Warrants are outstanding, the Company engages in any transaction involving the issuance or sale of shares of Common Stock or equivalent securities at an effective price per share less than the exercise price of the Warrant then in effect (such lower price, the “Base Share Price”). In such case, the exercise price of the Warrants will be reduced to equal the Base Share Price. The Warrants are exercisable from July 25, 2024 and will expire on July 25, 2031 and may be net exercised for no cash payment at the holder’s election. The Company filed a registration statement to register the resale of the shares of Company common stock issuable upon exercise of the Warrants (see Note 13).

The Company was in compliance with all applicable covenants under the New Oaktree Agreement as of September 30, 2024.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

2020 Oaktree Note

On July 25, 2024, the Company’s $50.0 million outstanding balance of the senior secured credit agreement with Oaktree (the “Prior Oaktree Agreement” and the debt thereunder, the “2020 Oaktree Note”) was terminated upon receipt by Oaktree of a payoff amount of $51.4 million from the Company comprised of principal, interest and the applicable final payment amount.  The Company recorded a loss on extinguishment of debt of approximately $3.6 million, representing unamortized debt issuance costs and inclusive of a $1.0 million prepayment fee.  The payoff of the 2020 Oaktree Note was treated as a debt extinguishment, as the 2024 Oaktree Note originated from a fund group different from the Prior Oaktree Agreement.

The Company had entered the Prior Oaktree Agreement in August 2020. The Prior Oaktree Agreement contained customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that required Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the Prior Oaktree Agreement. Failure by the Company or Journey, as applicable, to comply with the Prior Oaktree Agreement covenants would result in an event of default, subject to certain cure rights of the Company.

The Company was required to make quarterly interest-only payments until the fifth anniversary of the closing date of the 2020 Oaktree Note, August 27, 2025, at which point the outstanding principal amount would have been due. The Company could have voluntarily prepaid the 2020 Oaktree Note at any time subject to a prepayment fee. The Company was required to make mandatory prepayments of the 2020 Oaktree Note under various circumstances as defined in the Prior Oaktree Agreement.

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

On July 9, 2024, Journey entered into an amendment (the “SWK Amendment”) to the Credit Facility. The SWK Amendment increased the total amount available under the Credit Facility from $20.0 million to $25.0 million. The $5.0 million available under the SWK Amendment is contractually required to be drawn upon FDA approval of Journey’s DFD-29 product candidate, Emrosi, subject to Journey receiving such approval on or before June 30, 2025. The FDA approved Emrosi on November 4, 2024 (see Note 19).

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Upon repayment in full of the Term Loans, Journey will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, Journey paid an origination fee of $0.2 million on the SWK Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. Journey is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense in the Consolidated Statement of Operations. The effective interest rate on the SWK Term Loan as of September 30, 2024 was 14.9%.

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of September 30, 2024, Journey was in compliance with the financial covenants under the SWK Credit Facility.

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

Dividends on the Urica Preferred Stock were payable monthly by Fortress in shares of Fortress common stock based upon a 7.5% discount to the average closing price over the 10-day period preceding the dividend payment date. Dividends were recorded as interest expense. For the three month periods ended September 30, 2024 and 2023, the Company recorded expense of nil and $0.1 million associated with the Urica dividends and for the nine month periods ended September 30, 2024 and 2023, the Company recorded expense of $0.1 million and $0.2 million, respectively, associated with the Urica dividends.

The shares mandatorily converted into Urica common stock upon either: (i) a qualified financing pursuant to which Urica raises at least $20 million in aggregate gross proceeds; or (ii) a sale of Urica. Additionally, in the event that neither such a qualified financing nor a sale of Urica had occurred prior to June 27, 2024, then each holder of Urica Preferred Stock was eligible to receive, at Fortress’ election, one of: (x) a cash payment equal to the product of the Subscription Price and the number of shares of Urica Preferred Stock held by such holder; (y) a number of shares of Fortress common stock equal to the Fortress Share Exchange Amount (as defined in the applicable instrument); or (z) a combination of the foregoing.  On June 27, 2024, as neither a qualified financing nor a sale of Urica occurred, Fortress elected to exchange the outstanding shares of Urica Preferred Stock, which was recorded as a liability, into 2,028,345 shares of Fortress common stock.

Interest Expense

Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan. The following table shows the components of interest expense for all debt arrangements during the periods presented:

	Three Months Ended September 30,
	2024			2023
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	861	145	1,006	—	—	—
2020 Oaktree Note	440	159	599	1,425	459	1,884
Loss on extinguishment of debt	—	3,582	3,582	—	—	—
Partner company convertible preferred shares	—	—	—	234	140	374
Partner company installment payments - licenses	—	—	—	177	—	177
Partner company notes payable	671	87	758	33	58	91
Partner company contingent call option accretion	261	—	261	—	—	—
Other	3	—	3	8	—	8
Total Interest Expense and Financing Fee	$2,236	$3,973	$6,209	$1,877	$657	$2,534

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2024			2023
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	861	145	1,006	—	—	—
2020 Oaktree Note	3,220	1,184	4,404	4,206	1,595	5,801
Loss on extinguishment of debt	—	3,582	3,582	—	—	—
Partner company convertible preferred shares	(290)	90	(200)	886	439	1,325
Partner company installment payments - licenses	—	—	—	353	—	353
Partner company notes payable	1,656	212	1,868	4,834	490	5,324
Partner company contingent call option accretion	261	—	261	—	—	—
Other	12	—	12	120	332	452
Total Interest Expense and Financing Fee	$5,720	$5,213	$10,933	$10,400	$2,856	$13,255

10. Accounts Payable and Accrued Expenses and Partner Company Installment Payments

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2024	2023
Accounts payable	$34,030	$34,810
Accrued expenses:
Professional fees	2,344	1,681
Salaries, bonus and related benefits	6,064	8,531
Research and development	7,586	11,644
Accrued royalties payable	1,601	2,015
Accrued coupon and rebates	6,321	9,987
Return reserve	3,430	4,077
Other	3,123	817
Total accounts payable and accrued expenses	$64,499	$73,562

Partner company installment payments – licenses

In August 2024, Journey executed a settlement agreement (the “Ximino Settlement Agreement”) to settle amounts owed by Journey to Sun Pharmaceutical Industries, Inc. (“Sun”) pursuant to the Ximino asset purchase agreement. Journey owed $3.0 million of license installment payments to Sun associated with the license of Ximino. Pursuant to the Ximino Settlement Agreement, Journey agreed to settle the total outstanding obligation owed to Sun for a total of $1.9 million, payable in three installments: (1) $0.6 million upon execution of the Ximino Settlement Agreement, (2) $0.6 million on December 1, 2024, and (3) $0.6 million on January 15, 2025. Journey accounted for the settlement of the license installment payment as a gain of $1.1 million for the difference between the carrying value of the license installment payments of $3.0 million and the settlement amount of $1.9 million. The Company recorded the difference of $1.1 million as a gain on extinguishment of debt, which is included in Other income on the unaudited condensed consolidated statements of operations.

11. Non-Controlling Interests

The Company’s ownership interests in its consolidated subsidiaries at September 30, 2024 was similar to December 31, 2023, except for Mustang which decreased from 19.0% to 7.4%.

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

For the three and nine months ended September 30, 2024, the effect on the net loss per share calculation from Series A Preferred dividends was $2.0 million and $6.0 million, respectively, and partner company deemed dividends were $0.2 million and $1.0 million, respectively.  For the three and nine months ended September 30, 2023, the effect on the net loss per share calculation from Series A Preferred dividends was $2.0 million and $6.0 million, respectively, and partner company deemed dividends were $0.1 million and $0.4 million, respectively.

For the three and nine months ended September 30, 2024 and 2023, diluted and basic net loss per share attributable to common stockholders of the Company were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive. nine months ended September 30, 2024 and 2023, the following potentially dilutive common stock equivalents were excluded from the computation of net loss per common share:

	September 30,
	2024	2023
Warrants to purchase Common Stock	14,499,535	127,296
Options to purchase Common Stock	558,896	160,233
Unvested Restricted Stock	1,628,082	1,338,750
Unvested Restricted Stock Units	166,160	106,708
Total	16,852,673	1,732,987

13. Stockholders’ Equity

9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividends

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

During the three months ended September 30, 2024, no dividends were declared by the Board of Directors.  At September 30, 2024, the Company had total undeclared dividends of approximately $2.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on September 30, 2024. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets but are reflected in the net loss attributable to common shareholders (see Note 12).

Stock-based Compensation

As of September 30, 2024, the Company had the following equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). In May 2024, the Company’s Board of Directors and stockholders approved an amendment to the 2013 Plan to increase the number of authorized shares issuable by 10.0 million shares, and approved an amendment to the ESPP to increase the number of shares issuable by 1.0 million. As of September 30, 2024, approximately 10.0 million shares are available for issuance under the 2013 Plan, and approximately 1.0 million shares are available for issuance under the ESPP.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Fortress:
Employee and non-employee awards	$2,385	$2,077	$6,827	$6,785
Executive awards	276	385	772	1,202

Partner Companies:
Avenue	331	561	714	599
Checkpoint	1,611	689	3,491	2,225
Mustang	42	100	(500)	380
Journey	1,640	558	4,720	2,077
Other	288	7	405	57
Total stock-based compensation expense	$6,573	$4,377	$16,429	$13,325

For the three months ended September 30, 2024 and 2023, approximately $1.2 million and $0.9 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $5.4 million and $3.5 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

For the nine months ended September 30, 2024 and 2023, approximately $2.9 million and $2.3 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants and approximately $13.5 million and $11.0 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress subsidiaries and partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2023	18,896	$20.55	$—	1.76
Granted	540,000	1.68	—	6.45
Options vested and expected to vest at September 30, 2024	558,896	$2.32	$—	6.27
Options vested and exercisable at September 30, 2024	18,896	$20.55	$—	1.01

As of September 30, 2024 and 2023, Fortress had $0.6 million and $0.4 million, respectively, in unrecognized stock-based compensation expense related to options which is expected to be recognized over the remaining weighted-average vesting period of 3.3 years and 2.7 years, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries and partner companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2023	1,458,700	$28.05
Restricted stock granted	443,025	3.01
Restricted stock vested	(22,969)	35.67
Restricted stock units granted	37,500	39.61
Restricted stock units forfeited	(19,485)	14.56
Restricted stock units vested	(102,529)	39.61
Unvested balance at September 30, 2024	1,794,242	$21.49

As of September 30, 2024 and 2023, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $6.5 million and $13.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 years and 1.7 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress subsidiaries and partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2023	5,787,289	$1.88	$7,794,450	4.91
Issued	8,729,746	2.35	—	—
Exercised	(17,500)	1.70	—	—
Outstanding as of September 30, 2024	14,499,535	$2.16	$—	4.71
Exercisable as of September 30, 2024	14,499,535	$2.16	$—	4.71

In connection with the 2024 Oaktree Note (see Note 9), the Company issued warrants to Oaktree and certain of its affiliates to purchase up to approximately 0.5 million shares of Common Stock at a purchase price of $2.0735 per share (the “2024 Oaktree Warrants”). Oaktree is entitled to a reduction in exercise price if, at any time prior to the expiration of the 2024 Oaktree Warrants, the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s Common Stock on the trading day prior to the issuance of the Security Instruments. As a result of the September 2024 registered direct offering (see Note 13), the exercise price on the 2024 Oaktree warrants was lowered to $1.65 per share, and recorded approximately $20,000 expense to interest expense.

The Company evaluated the accounting treatment of the 2024 Oaktree Warrants and determined that the 2024 Oaktree warrants met the scope exception of ASC 815-10-15-74(a) Derivatives and Hedging and therefore the warrants should be classified in stockholders’ equity.  As such, the Company used a Black-Scholes model to value the Oaktree Warrants.  Utilizing the following inputs: term of 7 years, volatility of 90.52%, risk-free rate of return of 4.18% yielding a value of $1.3 million. ASC 470-20-25-2 Debt – Debt with Conversion and Other Options dictates that debt or stock issued with detachable warrants requires the proceeds to be allocated to the two instruments based on their relative fair values.  The relative fair value of the warrants was determined to be $1.3 million and was recorded as a component of Stockholders’ Equity in the Company’s condensed consolidated balance sheet at September 30, 2024.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the 2020 Oaktree Note (see Note 9), in August 2020 the Company had issued warrants to Oaktree and certain of its affiliates to purchase up to approximately 0.1 million shares of Common Stock at an exercise price of $8.14 per share (the “Oaktree Warrants”). The Oaktree Warrants expire on August 27, 2030 and may be net exercised at the holder’s election. Oaktree is entitled to additional warrants if at any time prior to the expiration of the Oaktree Warrants the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s Common Stock on the trading day prior to the issuance of the Security Instruments. As a result of the September 2024 registered direct offering (see Note 13), the Company issued an additional 14,450 warrants to Oaktree and adjusted the exercise price of the Oaktree Warrants to $7.2392, and recorded the resulting expense of $27,000 to interest expense.

The Company filed registration statement No. 333-282384 on Form S-1 to register the resale of the shares of Common Stock issuable upon exercise of the 2024 Oaktree Warrants and the additional Oaktree Warrants, which was declared effective by the SEC on October 7, 2024.

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

On January 1, 2024 and 2023, the Compensation Committee granted 216,465 shares and 81,286 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants were made in accordance with the LTIP, and each award represents 1% of total outstanding shares of the Company as of the dates of such grants. The shares’ original vesting terms includes vesting in full if the employee was either in the service of the Company as an employee, Board member or consultant (or any combination of the foregoing) on the tenth anniversary of the LTIP, or the eligible employee has an involuntary Separation from Service (as defined in the LTIP). The only other vesting condition – one based on the achievement of an increase in the Company’s market capitalization – has already been achieved, with respect to each annual award under the LTIP. The shares awarded under the LTIP will also vest in full (and the Company’s repurchase option on each tranche of shares granted thereunder will accordingly lapse) upon the occurrence of a Corporate Transaction (as defined in the LTIP), if the eligible employee is in service to the Company on the date of such Corporate Transaction. The fair value of each grant on the grant date was approximately $0.7 million for the 2024 grant and $0.8 million for the 2023 grant.  For the three months ended September 30, 2024 and 2023, the Company recorded stock compensation expense related to LTIP grants of approximately $1.7 million and $1.5 million, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recorded stock compensation expense related to LTIP grants of approximately $5.0 million and $4.4 million, respectively, on the unaudited condensed consolidated statement of operations.

Capital Raises

2024 Shelf

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of September 30, 2024, $43.5 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3.

On July 23, 2021, the Company filed a shelf registration statement (File No. 333-258145) on Form S-3, which was declared effective on July 30, 2021 (the “2021 Shelf”). As of September 30, 2024, there were no securities available for sale under the 2021 Shelf as the ability of the Company to register new offers and sales of securities under the 2021 Shelf expired.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

At the Market Offering

During the nine months ended September 30, 2024, the Company issued and sold approximately 1.8 million shares at an average price of $1.95 per share for gross proceeds of $3.5 million under the Company’s at-the-market offering program. During the nine months ended September 30, 2023, the Company issued and sold approximately 0.2 million shares at an average price of $9.61 for gross proceeds of $2.2 million under the Company’s at-the-market offering program.

Equity Offerings and Private Placements

In September 2024, Fortress closed a registered direct offering of an aggregate of 3,939,394 shares of its common stock at a purchase price of $1.65 per share. In a concurrent private placement, the Company also agreed to issue to the same investors that participated in the registered direct offering warrants to purchase up to 3,939,394 shares of common stock (the “Private Placement Warrants”).  The Private Placement Warrants have an exercise price of $1.84 per share, will be exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issue.

In a separate concurrent private placement, Dr. Rosenwald purchased 763,359 shares of common stock at a price of $1.84 per share, which represented the consolidated closing bid price of the Company’s common stock on the Nasdaq Capital Market on September 19, 2024, and warrants to purchase up to 763,359 shares of common stock, purchased at a price of $0.125 per warrant (the “(Concurrent Private Placement Warrants”).  The Concurrent Private Placement Warrants have an exercise price of $1.84 per share, will be exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issue. Net proceeds to Fortress from the September 2024 registered direct offering and the concurrent private placements, after deducting the placement agent’s fees and other offering expenses and assuming no exercises of the Private Placement Warrants or the Concurrent Private Placement Warrants, were approximately $7.4 million.

The Company filed registration statement No. 333-282384 on Form S-1 to register the resale of the shares of Common Stock issuable upon exercise of the Private Placement Warrants and the Concurrent Private Placement Warrants, which was declared effective by the SEC on October 7, 2024.

In connection with the financing consummated by the Company in September 2024, the 5,885,000 warrants issued in the November 2023 equity offering (the “November 2023 Warrants”) had their exercise price reduced to $1.65 per share. The November 2023 Warrants contained a one-time exercise price adjustment provision that reduced the exercise price upon the next equity financing at a price lower than the exercise price at issuance which was $1.70 per share.

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

Checkpoint 2023 Shelf Registration Statement

In March 2023, Checkpoint filed a shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of September 30, 2024, approximately $65.7 million of the securities remains available for sale through the Checkpoint 2023 S-3.

In November 2020, Checkpoint filed a shelf registration statement (File No. 333-251005) on Form S-3, which was declared effective in December 2020 (the “Checkpoint 2020 S-3”). As of September 30, 2024, there were no securities available for sale under the Checkpoint 2020 S-3 as the ability of Checkpoint to register new offers and sales of securities under the Checkpoint 2020 S-3 expired.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Checkpoint Registered Direct Offerings

In July 2024, Checkpoint closed on a registered direct offering (the “Checkpoint July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, Checkpoint issued and sold common warrants (the “Checkpoint July 2024 Common Stock Warrants”) to purchase up to 5,853,659 shares of common stock. The Checkpoint July 2024 Common Stock Warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Checkpoint July 2024 Common Stock Warrants with an exercise price of $2.05 per share and will expire five years following the issuance date. Checkpoint also issued the placement agent warrants to purchase up to 351,220 shares of common stock with an exercise price of $2.5625 per share. The total net proceeds from the July 2024 Registered Direct Offering, after deducting placement agent’s fees and other offering expenses, were approximately $11.0 million.

In January 2024, Checkpoint closed on a registered direct offering (the “Checkpoint January 2024 Registered Direct Offering”) for the issuance and sale of 1,275,000 shares of its common stock and 6,481,233 pre-funded warrants. Each pre-funded warrant was exercisable for one share of Checkpoint common stock. The Checkpoint common stock and the pre-funded warrants were sold together with common stock warrants (the “Checkpoint January 2024 Common Warrants”) to purchase up to 7,756,233 shares of Checkpoint common stock, at a purchase price of $1.805 per share of common stock and $1.8049 per pre-funded warrant. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The Checkpoint January 2024 Common Warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $1.68 per share. Checkpoint also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. Net proceeds to Checkpoint from the Checkpoint January 2024 Registered Direct Offering were $12.6 million after deducting commissions and other transaction costs. All of the pre-funded warrants from the Checkpoint January 2024 Registered Direct Offering are fully exercised.

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the registered direct offerings noted above. Accordingly, Checkpoint issued 340,246 shares of common stock to Fortress for the nine months ended September 30, 2024.

Avenue 2021 Shelf Registration Statement

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. As of September 30, 2024, approximately $24.1 million of the securities were available for sale under the Avenue 2021 S-3, subject to General Instruction I.B.6. of Form S-3.

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

In consideration for the immediate exercise of the warrants for cash in the May 2024 Warrant Inducement, Avenue issued two new unregistered series of warrants (the “Avenue May 2024 Warrants”) to purchase up to a total of 1,379,360 shares of Avenue common stock for a payment of $0.125 per warrant. The Avenue May 2024 Warrants have an exercise price of $6.20 per share, and terms of eighteen months for one series and five years for the other series. The fair value of the Avenue May 2024 Warrants of approximately $4.5 million is deemed to be a dividend such that it was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statement of operations (see Note 12).

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue may offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offer and sale of the shares will be made pursuant to a base prospectus forming a part of the 2021 Avenue S-3, and the related prospectus supplement dated May 10, 2024. During the nine months ended September 30, 2024, Avenue issued 245,617 shares through the Avenue ATM for net proceeds of $0.9 million.

Pursuant to the Company’s Founders Agreement with Avenue, Avenue issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the warrant exercises noted above. Accordingly, Avenue issued 25,567 shares of common stock to Fortress and recorded 4,023 shares issuable to Fortress for the nine-month period ended September 30, 2024.

Mustang 2021 Shelf Registration Statement and At-the-Market Offering (the “Mustang ATM”)

On April 23, 2021, Mustang filed a shelf registration statement on Form S-3 (File No. 333-255476) (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang was able to sell up to a total of $200.0 million of its securities. In 2024, Mustang sold approximately $4.4 million of securities under the Mustang 2021 S-3 until Mustang’s ability to register new offers and sales of securities under such registration statement expired on May 24, 2024.

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of September 30, 2024, approximately $36.3 million of the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3. The ability of Mustang to register new offers and sales of securities under the Mustang 2024 S-3 expires on June 12, 2027.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the nine months ended September 30, 2024, Mustang issued approximately 2.7 million shares through the Mustang ATM for net proceeds of approximately $1.2 million.

Mustang Equity Offering

In May 2024, Mustang closed on an equity offering of 1,160,000 shares of common stock and pre-funded warrants to purchase up to 15,717,638 shares of common stock (or common stock equivalents in lieu thereof), and three series of 16,877,638 warrants each for a total of 50,632,914 warrants with a combined equity offering price of $0.237 per share (or per share common stock equivalent in lieu thereof) and accompanying warrants with an exercise price of $0.237 per share. The Series A-1 warrants have a five-year term, the Series A-2 warrants have a twenty-four month term, and the Series A-3 warrants have a nine month term. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the equity offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by Mustang was approximately $3.2 million.  All of the 15,717,638 pre-funded warrants have since been exercised.

Mustang also amended certain existing warrants to purchase up to 2,588,236 shares of common stock previously issued in October 2023 with an exercise price of $1.58 per share such that the amended warrants have a reduced exercise price of $0.237 per share, and have a five-year term from date of shareholder approval.

Mustang Registered Direct Offering

In June 2024, Mustang closed on a registered direct offering of 3,025,000 shares of common stock at $0.41 per share (or common stock equivalent) priced at-the-market under Nasdaq rules and pre-funded warrants to purchase up to 3,105,000 shares of common stock, at a price per pre-funded warrant equal to $0.4099, the price per share of common stock, less $0.001.  The pre-funded warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full. In a concurrent private placement, Mustang also agreed to issue and sell unregistered warrants to purchase up to 6,130,000 shares of its common stock, with an exercise price of $0.41 per share, exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants and will expire five years from the date of stockholder approval.  Net proceeds were approximately $2.1 million, after placement agent’s fees and other offering expenses. All of the 3,105,000 pre-funded warrants have since been exercised.

Pursuant to the Company’s Founders Agreement with Mustang, Mustang issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the financings noted above. Accordingly, Mustang issued 641,740 shares of common stock to Fortress for the nine-month period ended September 30, 2024.

Journey 2022 Shelf Registration Statement and At-the-Market Offering

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the nine months ended September 30, 2024, Journey issued and sold approximately 0.3 million shares of common stock for gross proceeds of $1.7 million under the Journey ATM Sales Agreement. At September 30, 2024, 3.8 million shares remain available for issuance under the Journey ATM Sales Agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

14. Commitments and Contingencies

Leases

During the nine months ended September 30, 2024, Mustang identified triggering events that required an impairment of the asset group consisting of its’ right-of-use asset and associated leasehold improvements. The assessment concluded that impairment existed, and the impairment loss was allocated to the leasehold improvements and right-of-use assets based on the relative carrying amounts of the assets (see Note 3).

During three and nine months ended September 30, 2024 and 2023, the Company recorded the following as lease costs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Operating lease cost	$762	$687	$1,997	$2,656
Shared lease costs	(530)	(526)	(1,571)	(1,560)
Variable lease cost	238	220	628	620
Total lease expense	$470	$381	$1,054	$1,716

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Operating cash flows from operating leases	$(2,744)	$(2,652)
Right-of-use assets exchanged for new operating lease liabilities	$—	$(923)
Weighted-average remaining lease term – operating leases (years)	3.9	4.2
Weighted-average discount rate – operating leases	6.1%	6.3%

Future Lease
($ in thousands)	Liability
Nine Months Ended December 31, 2024	$926
Year Ended December 31, 2025	3,541
Year Ended December 31, 2026	3,272
Year Ended December 31, 2027	2,923
Year Ended December 31, 2028	2,966
Other	8,125
Total operating lease liabilities	21,753
Less: present value discount	(3,947)
Net operating lease liabilities, short-term and long-term	$17,806

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

University of Tennessee Research Foundation v. Caelum Biosciences, Inc.

Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress that was sold to AstraZeneca’s Alexion Pharmaceuticals, Inc. subsidiary (“Alexion”) in October 2021, was the defendant in a lawsuit brought by The University of Tennessee Research Foundation (“UTRF”) captioned as University of Tennessee Research Foundation v. Caelum Biosciences, Inc., No. 19-cv-00508, which was formerly pending in the United States District Court for the Eastern District of Tennessee (the “UTRF Litigation”). UTRF brought claims against Caelum, for, inter alia, trade secret misappropriation. UTRF primarily alleged that Caelum unauthorizedly used non-patent trade secrets owned by UTRF in the development of Caelum’s 11-1F4 monoclonal antibody, known as CAEL-101. Under the agreement pursuant to which Alexion acquired Caelum (as amended, the “DOSPA”), Fortress had certain indemnification obligations of Caelum pertaining to the UTRF litigation and maintained a consent right over any potential settlements of the UTRF litigation by Caelum.

On September 16, 2024, Caelum and UTRF entered into a stipulation with the court pursuant to which UTRF’s claims were dismissed without prejudice; on October 16, 2024, Caelum and UTRF entered into a definitive settlement agreement (the “UTRF-Caelum Settlement Agreement”) pursuant to which UTRF’s claims were dismissed with prejudice and Caelum agreed to make an upfront payment and additional potential milestone-based payments to UTRF.  Fortress and the other sellers under the DOSPA are explicit releasees and third party beneficiaries under the UTRF-Caelum Settlement Agreement.  In connection with the execution of the UTRF-Caelum Settlement Agreement, Caelum, Alexion and Fortress entered into an amendment to the DOSPA (the “DOSPA Amendment”), which, inter alia: (1) terminated any continuing indemnification by Fortress and the other sellers under the DOSPA in respect of the UTRF Litigation; (2) reduced the amounts of the potential future earn-out payments potentially owing to the sellers under the DOSPA (including Fortress) from an aggregate amount up to $350 million to an aggregate amount up to $295 million; (3) released to Caelum all amounts remaining in an escrow fund that had been established at the time of the Alexion acquisition to backstop potential indemnifiable damages, including those incurring under the UTRF Litigation (with 100% of such released amount constituting reimbursement for legal fees and other expenses incurred by Caelum in defending the UTRF Litigation); and (4) memorialized Fortress’ consent for Caelum to settle the UTRF Litigation.  Neither the UTRF-Caelum Settlement Agreement nor the DOSPA Amendment implicates any out-of-pocket payment by Fortress or any other seller under the DOSPA.  Fortress remains eligible to receive approximately $19 million upon regulatory approval of CAEL-101 and approximately $125 million in the aggregate across all remaining regulatory and sales milestones.

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

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Partner Company/Subsidiary	Effective Date [1]	capitalization	Issued
Avenue	February 17, 2015	2.5%	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Checkpoint	March 17, 2015	-%[2]	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Helocyte	March 20, 2015	2.5%	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Oncogenuity	April 22, 2020 [3]	2.5%	Common Stock
Urica	November 7, 2017 [3]	2.5%	Common Stock

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Shared Services Agreement with TG Therapeutics, Inc. (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the three months ended September 30, 2024 and 2023 the Company invoiced TGTX $0.1 million and $0.1 million, respectively; for the nine months ended September 30, 2024 and 2023 invoiced TGTX $0.8 million and $0.3 million, respectively. At September 30, 2024, approximately $36,000 was due from TGTX related to this arrangement.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is also the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the three months ended September 30, 2024 and 2023, the Company’s employees have provided services to Journey totaling approximately $8,000 and $11,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s employees have provided services to Journey totaling approximately $26,000 and $47,000, respectively. At September 30, 2024, the total related party receivable was $0.4 million, and primarily relates to reimbursable expenses incurred by Fortress on behalf of Journey.

Desk Share Agreement with TGTX

The Desk Share Agreement with TGTX, as amended, requires TGTX to pay its share of the average annual rent for office space in New York, NY, based on the actual percentage of the office space occupied by TGTX on a month-by-month basis. For the three months ended September 30, 2024 and 2023, the Company had paid $0.7 million and $0.6 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $0.5 million and $0.5 million, respectively, for its prorated share of the rent base. For the nine months ended September 30, 2024 and 2023, the Company had paid $2.2 million and $1.5 million in rent, respectively, and in connection with the Company’s Desk Share Agreement with TGTX, has invoiced TGTX approximately $1.4 million and $1.4 million, respectively, for its prorated share of the rent base. At September 30, 2024, there was no balance due from TGTX related to this arrangement.

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold 320,000 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of September 30, 2024, there remain 320,000 shares of Cyprium PPS outstanding. The Cyprium PPS is fully and unconditionally guaranteed by Fortress.

Pursuant to the terms of the Cyprium PPS, shareholders on each record date are entitled to receive a monthly cash dividend of $0.19531 per share which yields an annual dividend of $2.34375 per share. The Cyprium PPS will automatically be redeemed upon the first (and only the first) bona fide, arm’s-length sale of a Priority Review Voucher (a “PRV Sale”) issued by the FDA in connection with the approval of CUTX-101, Cyprium’s copper histidinate product candidate. Upon the PRV Sale, each share of Cyprium PPS will be automatically redeemed in exchange for a payment equal to twice (2x) the $25.00 liquidation preference, plus accumulated and unpaid dividends to, but excluding, the redemption date.

If a PRV Sale has not occurred by March 31, 2026 (the “Exchange Date”), the Cyprium PPS will automatically be exchanged for Fortress Series A Preferred Stock or cash, at the discretion of Fortress.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue Subscription and Foregiveness Agreement

On November 13, 2024, the Company entered into a Subscription and Forgiveness Agreement with Avenue, whereby the Company agreed to convert 50% of a total of $0.5 million owed by the Avenue under the MSA into newly issued common stock of Avenue and forgive the remaining 50% of the accrued balance. Therefore, Avenue issued a total of 122,850 shares to the Company based on the closing price of $2.035 on the day prior to the execution of the agreement.

16. Segment Information

The Company operates in two reportable segments, Dermatology Product Sales and Pharmaceutical and Biotechnology Product Development. The accounting policies of the Company are consistently applied to all segments. The following tables summarize, for the periods indicated, operating results from continued operations by reportable segment ($ in thousands):

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Three Months Ended September 30, 2024	Sales[1]	Development	Consolidated
Net revenue	$14,629	$—	$14,629
Cost of goods - product revenue	(5,285)	—	(5,285)
Research and development	(842)	(8,604)	(9,446)
Selling, general and administrative	(11,396)	(10,597)	(21,993)
Asset impairment	—	—	—
Other income (expense)	504	(5,034)	(4,530)
Income tax expense	—	(69)	(69)
Segment loss	$(2,390)	(24,304)	$(26,694)

Note 1: As reported by Journey, inclusive of expense eliminated in consolidation.

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Nine Months Ended September 30, 2024	Sales[1]	Development	Consolidated
Net revenue	$42,514	$41	$42,555
Cost of goods - product revenue	(18,642)	0	(18,642)
Research and development	(9,639)	(37,302)	(46,941)
Selling, general and administrative	(30,144)	(30,723)	(60,867)
Asset impairment	—	(2,649)	(2,649)
Other expense	(282)	(7,738)	(8,020)
Income tax refund	—	24	24
Segment loss	$(16,193)	$(78,347)	$(94,540)

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Three Months Ended September 30, 2023	Sales[1]	Development	Consolidated
Net revenue	$34,539	$213	$34,752
Cost of goods - product revenue	(6,429)	—	(6,429)
Research and development	(2,229)	(18,119)	(20,348)
Selling, general and administrative	(8,636)	(13,097)	(21,733)
Other income (expense)	(361)	3,536	3,175
Income Tax expense	(95)	(46)	(141)
Segment income (loss)	$16,789	$(27,513)	$(10,724)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
Nine Months Ended September 30, 2023	Sales[1]	Development	Consolidated
Net revenue	$63,924	$643	$64,567
Cost of goods - product revenue	(20,645)	—	(20,645)
Research and development	(6,036)	(85,959)	(91,995)
Selling, general and administrative	(34,069)	(37,443)	(71,512)
Asset impairment	(3,143)	—	(3,143)
Other Income	(1,646)	(654)	(2,300)
Income Tax Expense	(95)	(47)	(142)
Segment loss	$(1,710)	$(123,460)	$(125,170)

Note 1: As reported by Journey, inclusive of expense eliminated in consolidation.

The following tables summarize, for the periods indicated, total assets by reportable segment ($ in thousands):

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
September 30, 2024	Sales	Development	Total Assets
Intangible assets, net	$17,844	$—	$17,844
Tangible assets	46,200	63,041	109,241
Total segment assets	$64,044	$63,041	$127,085

		Pharmaceutical
		and
	Dermatology	Biotechnology
	Products	Product
December 31, 2023	Sales	Development	Total Assets
Intangible assets, net	$20,287	$—	$20,287
Tangible assets	56,561	90,678	147,239
Total segment assets	$76,848	$90,678	$167,526

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza, Accutane, Amzeeq, Zilxi, Exelderm, Luxamend, Targadox, and Ximino (until September 2023). All of Journey’s product revenues are recorded in the U.S.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Company’s revenue for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Qbrexza	$7,583	$5,865	$19,435	$18,038
Accutane	3,996	4,882	15,534	15,109
Amzeeq	1,542	2,336	3,503	4,904
Zilxi	558	681	1,200	1,567
Other / legacy product revenue	950	1,515	2,842	4,787
Collaboration revenue	—	182	—	546
Revenue – related party	—	31	41	97
Other revenue	—	19,260	—	19,519
Total net revenue	$14,629	$34,752	$42,555	$64,567

Significant Customers

For the three and nine-month periods ending September 30, 2024 and 2023, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At September 30, 2024, one of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 12.4%. At December 31, 2023, one of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 13%.

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

Income tax expense for the three and nine months ended September 30, 2024 and 2023 is based on the estimated annual effective tax rate, and includes interest related to unrecognized tax benefits. The Company expects a net deferred tax asset with a full valuation allowance and 0% estimated annual effective tax rate for 2024. For the three and nine months ended September 30, 2024, income tax expense recognized was $0.1 million and a refund of approximately $24,000, respectively, and for the three and nine months ended September 30, 2023, income tax expense recognized was $0.1 million and $0.1 million, respectively.

19. Subsequent Events

Journey

On November 4, 2024, Journey announced that the FDA approved Emrosi™ (Minocycline Hydrochloride Extended Release Capsules, 40mg) for the treatment of inflammatory lesions of rosacea in adults. Journey is completing the manufacturing of Emrosi for the U.S. market and anticipates initial supply will be available in the late first quarter or early second quarter of 2025.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The approval of Emrosi is supported by positive data from Journey’s two Phase 3 clinical trials for the treatment of rosacea. The Phase 3 clinical trials met all co-primary and secondary endpoints, and subjects completed the 16-week treatment with no significant safety issues. Emrosi demonstrated statistically significant superiority over both the current standard-of-care treatment, Oracea® 40mg capsules, and placebo for Investigator’s Global Assessment treatment success as well as the reduction in total inflammatory lesion count in both studies.

The approval of Emrosi by the FDA triggered Journey’s requirement to draw on the remaining $5.0 million under the Credit Facility with SWK. The FDA approval also triggered a $15.0 million milestone payment obligation to DRL that is due 30 days after the FDA approval.

Checkpoint

On November 12, 2024, Checkpoint received approximately $9.2 million from the exercise of existing Series B warrants for the issuance of 3,256,269 shares of common stock from a May 2023 registered direct offering with an exercise price of $2.821 per share.

Mustang Warrant Inducement and Private Placement

In October 2024, Mustang entered into a definitive agreement for the exercise of certain existing warrants to purchase an aggregate of 16,877,638 shares of its common stock having an exercise price of $0.237 per share, originally issued in May 2024. The issuance or resale of the shares of common stock issuable upon exercise of the existing warrants are registered pursuant to an effective registration statement filed by Mustang on Form S-1 (File No. 333-278006). The gross proceeds to Mustang from the exercise of the existing warrants are expected to be approximately $4 million, prior to deducting placement agent fees and offering expenses payable by Mustang.

In consideration for the immediate exercise of the existing warrants for cash, Mustang issued two new series of unregistered warrants to purchase up to an aggregate of 33,755,276 shares of common stock. The new warrants will have an exercise price of $0.27 per share and will be exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon exercise of the new warrants (the “Stockholder Approval”). One of the new warrants to purchase 16,877,638 shares of common stock will have a term of five years from the Stockholder Approval, and the other new series of warrants to purchase 16,877,638 shares of common stock will have a term of twelve months from the Stockholder Approval.

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

Recent Events

Revenue

●	For the three months ended September 30, 2024 and 2023, total net revenue was $14.6 million and $34.8 million, respectively; and for the nine months ended September 30, 2024 and 2023, was $42.6 million and $64.6 million, respectively, and is comprised predominantly of net product revenue from Journey’s commercial dermatology portfolio. For the three and nine months ended September 30, 2023, total net revenue includes a one-time $19.0 million payment from Maruho for a license to additional territories in Asia. Journey, our partner company, primarily focuses on selling and marketing of prescription dermatology products.
●	For the three months ended September 30, 2024 and 2023, $14.6 million and $15.3 million, respectively, of net revenue is related to the sale of Journey’s branded and generic products. For the nine months ended September 30, 2024 and 2023, $42.5 million and $44.4 million, respectively, of net revenue is related to the sale of Journey’s branded and generic products.

Late Stage Product Candidates

Cosibelimab (anti-PD-L1 antibody)

●	Cosibelimab’s Biologics License Application (“BLA”) is currently under review by the U.S. Food and Drug Administration (“FDA”) and has a Prescription Drug User Fee Act (“PDUFA”) goal date of December 28, 2024.
●	In September 2024, our partner company, Checkpoint presented longer-term data from our pivotal trial of cosibelimab, its investigational anti-PD-L1 antibody, as a treatment for patients with metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) who are not candidates for curative surgery or radiation in locally advanced and metastatic cSCC, during the European Society for Medical Oncology (“ESMO”) Congress 2024. Longer-term results for cosibelimab presented at the ESMO Congress demonstrate a deepening of response over time, with higher objective response and complete response rates than initially observed at the primary analyses.
●	In July 2024, Checkpoint, announced the FDA had accepted for review its resubmission of its BLA for cosibelimab,. The resubmission has been accepted as a complete response to the complete response letter received in December 2023, and the FDA has set a PDUFA goal date of December 28, 2024.
●	Also in July 2024, Checkpoint announced a collaboration to explore the combined therapeutic potential of cosibelimab with GC Cell’s Immuncell-LC, an innovative autologous Cytokine Induced Killer (“CIK”) T cell therapy composed of cytotoxic T lymphocytes and natural killer T cells.
●	Cosibelimab was sourced by Fortress and is currently in development at Checkpoint.

Emrosi (Minocycline Hydrochloride Extended-Release Capsules, 40mg, also known as DFD-29, for the treatment of rosacea)

●	In November 2024, Journey announced that the FDA approved Emrosi™ (Minocycline Hydrochloride Extended-Release Capsules, 40mg) for the treatment of inflammatory lesions of rosacea in adults. Journey is completing the manufacturing of Emrosi for the U.S. market and anticipates initial supply will be available in the late first quarter or early second quarter of 2025.
●	The approval of Emrosi is supported by positive data from Journey’s two Phase 3 clinical trials for the treatment of rosacea. The Phase 3 clinical trials met all co-primary and secondary endpoints, and subjects completed the 16-week treatment with no significant safety issues. Emrosi demonstrated statistically significant superiority over both the current standard-of-care treatment, Oracea® 40mg capsules, and placebo for Investigator’s Global Assessment treatment success as well as the reduction in total inflammatory lesion count in both studies.
●	In October 2024, data assessing the dermal and systemic pharmacokinetics “(PK”) of oral DFD-29 (versus oral doxycycline 40 mg capsules (Oracea®) in healthy subjects were presented at the 44th Fall Clinical Dermatology Conference. DFD-29 40mg showed higher dermal concentration than doxycycline from Day 1 onward at a similar dose, which may translate into a clinically meaningful impact for treating patients with rosacea.
●	In March 2024, the FDA accepted the NDA for DFD-29 and set a PDUFA goal date of November 4, 2024.
●	Emrosi (DFD-29) was developed for the treatment of rosacea at our partner company, Journey, in collaboration with Dr. Reddy’s Laboratories Ltd.

Triplex (cytomegalovirus vaccine)

●	Triplex, a vaccine for control of cytomegalovirus (“CMV”), is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in the fourth quarter of 2024. The study aims to show that vaccination with Triplex can safely elicit a CMV-specific immune response and reduce asymptomatic CMV replication in a population of people with HIV on suppressive antiretroviral therapy. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to placebo, and thus, potentially reduce related mortality and morbidity.
●	In May 2024, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 study of Triplex in patients undergoing liver transplantation. The trial is funded by a grant from the National Institutes of Health’s National Institute of Allergy and Infectious Diseases (“NIH/NIAID”) that could provide over $20 million in non-dilutive funding and will be conducted in up to 20 nationally recognized transplant centers in the United States.
●	Triplex is currently the subject of multiple ongoing clinical trials, including: a Phase 2 evaluation for CMV control in recipients of liver transplant (NCT06075745); a Phase 1/2 trial for CMV control in pediatric recipients of HCT (NCT03354728); a Phase 2 trial for safety and immunogenicity in adults living with HIV and CMV (NCT05099965); a Phase 2 trial for CMV control in recipients of stem cell transplant in which the stem cell donor is vaccinated with Triplex (NCT06059391) and a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 Chimeric Antigen Receptor T Cell for the treatment of non-Hodgkin lymphoma (NCT05432635).
●	In 2023, Helocyte additionally entered into an option agreement with City of Hope for exclusive worldwide rights to a novel bispecific CMV/HIV CAR T cell therapy (optionally for use in combination with Triplex), which is currently the subject of a Phase 1 trial in adults living with HIV-1 (see NCT06252402).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

CAEL-101 (Light chain fibril-reactive monoclonal antibody for AL Amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $182 million.
●	There are two ongoing global Phase 3 studies of CAEL-101 for Mayo Stage IIIa and May Stage IIIb AL amyloidosis. (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	CAEL-101 (anselamimab) was sourced by Fortress and was developed by Caelum (founded by Fortress) until its acquisition by AstraZeneca in October 2021.

CUTX-101 (copper histidinate for Menkes disease)

●	In December 2023, our subsidiary, Cyprium, completed the asset transfer of CUTX-101 (copper histidinate for Menkes disease) to Sentynl, a wholly owned subsidiary of Zydus Lifesciences Ltd. Sentynl is obligated under the agreement to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, Cyprium remains eligible to receive up to $129 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 ranging from 3% to 12.5% on tiered annual net sales. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at the New Drug Application (“NDA”) approval for CUTX-101.
●	The rolling NDA for CUTX-101 was completed by Sentynl in the fourth quarter of 2024.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

Early Stage Product Candidates

MB-106 (CD20-targeted CAR T-cell therapy)

●	In March 2024, we announced our expansion into autoimmune diseases with MB-106, a personalized CD20-targeted, 3rd-generation autologous CAR T-cell therapy. Planning for a proof-of concept Phase 1 investigator-sponsored clinical trial evaluating MB-106 in autoimmune diseases is underway.
●	In June 2024, we announced updated data for MB-106 showed a favorable safety and efficacy profile in patients with Waldenstrom macroglobulinemia (“WM”), a rare form of blood cancer. There was an overall response rate (“ORR”) of 90% in the cohort with durable responses observed, including three complete responses (“CR”), two very good partial responses (“VGPR”), and four partial responses, and one patient remains in complete remission at 31 months.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang.

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Urica transferred rights to its URAT1 inhibitor product candidate in development for the treatment of gout, dotinurad, and related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity including certain anti-dilution provisions through the raise of $150 million in equity securities. The Transaction Documents also granted Urica a securitized three percent (3%) royalty on future net sales of dotinurad to be paid by Crystalys, and receive nominal cash reimbursement payments for certain clinical and development costs incurred by Urica related to dotinurad.
●	Dotinurad was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials.
●	Dotinurad was sourced by Fortress and was in development at Urica until dotinurad was acquired by Crystalys in July 2024.

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In November 2024, we announced that the FDA granted Orphan Drug Designation for Mustang for MB-108, a herpes simplex virus type 1 (“HSV-1”) oncolytic virus, for the treatment of malignant glioma.
●	In March 2024, data from the Phase 1 trial evaluating MB-101 IL13Rα2-targeted CAR T-cells in high-grade glioma were published in Nature Medicine. MB-101 was well tolerated and 50% of patients achieved stable disease or better, with two partial responses and two complete responses in high grade glioma patients. The two patients who achieved complete response both had high levels of intratumoral CD3+ T-cells pre-therapy (i.e., “hot” tumors), and their responses lasted 7.5 and 66+ months, respectively. In the cohort with dual intratumoral (ICT) / intraventricular (ICV) delivery and an optimized manufacturing process there was a ~70% improvement in median overall survival (10.2 months) compared to the expected survival rate of six months in this patient population.
●	MB-101, MB-108, and MB-109 are currently in development at our partner company, Mustang.

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In May 2024, we announced that last patient completed dosing in a Phase 1b/2a study, which is evaluating AJ201 in the U.S. for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy’s Disease. Kennedy’s Disease is a debilitating rare genetic neuromuscular disease primarily affecting men. Topline data for the Phase 1b/2a clinical trial of AJ201 in SBMA are expected around year-end 2024.
●	AJ201 was sourced by Fortress and is currently in development at our partner company, Avenue.

General Corporate

●	In July 2024, Checkpoint raised gross proceeds of $12 million in a registered direct offering priced at the-the-market under Nasdaq rules.
●	In July 2024, Fortress’ Board of Directors paused the payment of dividends on the Company’s 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) until further notice. The Company believes pausing the dividend is in the best interest of the Company and its stakeholders to maintain financial flexibility ahead of potentially significant inflection points. The pausing of these dividends will defer approximately $0.7 million in cash dividend payments each month. The Board intends to revisit its decision regarding the monthly dividend regularly and will assess the profitability and cash flow of the Company to determine whether and when the suspension should be lifted.
●	Also in July 2024, Journey Medical entered into an amendment of its existing credit facility with SWK, increasing the amount of the facility from $20 million to $25 million.
●	Additionally in July 2024, Fortress announced the reduction of total debt outstanding and the entry into a new $50 million term loan with Oaktree Capital Management with a maturity in 2027. The Company borrowed $35.0 million under the agreement on the closing date and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. In connection with the new term loan, Fortress repaid the prior $50 million term loan with Oaktree.
●	In September 2024, Fortress raised gross proceeds of $8 million in a registered direct offering and concurrent private placements.
●	In October 2024, Mustang raised $4 million in a warrant exercise and concurrent private placement.
●	In November 2024, Checkpoint raised $9.2 million in a warrant exercise.

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

Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies”, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements in the 2023 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters.

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

The following table summarizes the Company’s ownership of the issued and outstanding common and preferred shares in certain consolidated Fortress subsidiaries as of the period presented:

September 30,
Partner Company/Subsidiary	2024
Avenue[1]	4.2%
Cellvation	79.2%
Checkpoint[1]	9.7%
Cyprium	75.0%
Helocyte	83.0%
Journey[1]	47.6%
Mustang[1]	7.4%
Oncogenuity	73.5%
Urica	68.4%

Note 1: Denotes entities that are publicly-traded.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$14,629	$15,279	$(650)	(4)%
Collaboration revenue	—	182	(182)	(100)%
Revenue – related party	—	31	(31)	(100)%
Other revenue	—	19,260	(19,260)	(100)%
Net revenue	14,629	34,752	(20,123)	(58)%

Operating expenses
Cost of goods sold – product revenue	5,285	6,429	(1,144)	(18)%
Research and development	9,446	20,288	(10,842)	(53)%
Research and development – licenses acquired	—	60	(60)	(100)%
Selling, general and administrative	21,993	21,733	260	1%
Total operating expenses	36,724	48,510	(11,786)	(24)%
Loss from operations	(22,095)	(13,758)	(8,337)	61%

Other income (expense)
Interest income	589	547	42	8%
Interest expense and financing fee	(6,209)	(2,534)	(3,675)	145%
Gain on common stock warrant liabilities	19	4,542	(4,523)	(100)%
Other income	1,071	620	451	73%
Total other income (expense)	(4,530)	3,175	(7,705)	(243)%
Loss before income tax expense	(26,625)	(10,583)	(16,042)	152%

Income tax expense	69	141	(72)	(51)%
Net Loss	(26,694)	(10,724)	(15,970)	149%

Less: net loss attributable to non-controlling interest	13,827	5,679	8,148	143%
Net loss attributable to Fortress	$(12,867)	$(5,045)	$(7,822)	155%

Revenue

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$14,629	$15,279	$(650)	(4)%
Collaboration revenue	—	182	(182)	(100)%
Revenue – related party	—	31	(31)	(100)%
Other revenue	—	19,260	(19,260)	(100)%
Net revenue	$14,629	$34,752	$(20,123)	(58)%

For the three months ended September 30, 2024 we generated $14.6 million of net revenue related to the sale of Journey’s branded and generic products. For the three months ended September 30, 2023, we generated $34.8 million of net revenue, of which $15.3 million relates to the sale of Journey’s branded and generic products, $0.2 million relates to Cyprium’s collaboration revenue with Sentynl, and other revenue of approximately $19.3 million, which includes Journey’s receipt of royalties from its exclusive out-licensing partner for Qbrexza in Japan, Maruho, as well as a $19 million non-refundable upfront payment from Maruho related to a license granted by Journey to Maruho for the development and commercialization of Qbrexza in additional territories in Asia. Since October 2023, Journey has no longer been eligible to receive royalties from Maruho.

For the quarter ended September 30, 2024, the net decrease in revenue of $20.1 million, or 58%, is mainly due to Journey’s one-time $19 million up-front payment received in the third quarter of 2023 related to Qbrexza territory licensing. Journey’s $0.7 million, or 4%, decrease in product revenue is due primarily to a $0.6 million decrease in net product revenue from legacy products. Qbrexza net product revenue increased by $1.7 million, or 29%, to $7.6 million for the three-month period ended September 30, 2024, from $5.9 million for the three-month period ended September 30, 2023, with the increase primarily driven by additional volume, due to Journey’s continued marketing efforts and the recent expansion of access and coverage platforms related to Qbrexza.  This revenue increase was offset by a decrease in Accutane revenue of $0.9 million, or 18%, and a combined decrease in Amzeeq and Zilxi of $0.9 million, or 30%. Accutane’s decrease is attributed to recent market competition, and Amzeeq and Zilxi revenue is down due to a slight decrease in unit sales volume and an increase in coupon rebates as a result of the expansion of Journey’s patient coverage options under its overall market access program driving average selling prices lower as compared to the prior year quarter.

Collaboration revenue related to Cyprium’s agreement with Sentynl was fully recognized as of December 31, 2023 due to Sentynl’s assumption of control of the CUTX-101 development program in December 2023.

Cost of Goods Sold

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Cost of goods sold – product revenue	$5,285	$6,429	$(1,144)	(18)%

We incurred $5.3 million and $6.4 million of costs of goods sold in connection with the sale of JMC branded and generic products for the quarters ended September 30, 2024 and 2023, respectively. Cost of goods sold decreased by $1.1 million, or 18% quarter-over-quarter, with the decrease mainly due to $0.6 million in inventory charges recorded in the prior year period and a decrease of $0.2 million in product royalties from the same period in 2023, resulting from lower sales of Accutane and the contractual expiration of the Exelderm product royalty in November 2023.

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

For the quarters ended September 30, 2024 and 2023, research and development expenses were approximately $9.4 million and $20.3 million, respectively. The table below provides a summary of research and development by entity, for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Research & development
Fortress	$452	$515	$(63)	(12)%
Subsidiaries/Partner Companies:
Avenue	2,264	831	1,433	172%
Checkpoint	6,366	5,495	871	16%
JMC	842	2,229	(1,387)	(62)%
Mustang	(6)	9,424	(9,430)	(100)%
Other[1]	(472)	1,794	(2,266)	(126)%
Total research & development expense	$9,446	$20,288	$(10,842)	(53)%

Note 1:	Includes the following subsidiaries: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in research and development spending at Mustang of $9.4 million is primarily attributed to decreased expenses of $1.6 million for personnel related costs, primarily driven by the reduction in workforce, a decrease of $1.5 million of expense incurred for uBriGene services, a $1.5 million decrease in vector costs, a $2.5 million decrease in lab supplies, a $1.0 million decrease in program related expenses and a $0.9 million decrease in consulting expenses. The decrease in Other of $2.3 million is due to a decrease in clinical costs at Urica of $1.8 million related to the Phase 1b trial and the sale of the asset to Crystalys, and a decrease in research and development costs of $1.0 million at Cyprium due to the asset transfer of CUTX-101 to Sentynl in 2023, offset by an increase of $0.4 million in license costs at both Helocyte and Cellvation. Journey’s decrease of $1.4 million is primarily driven by lower clinical trial expenses to develop Emrosi.  Avenue’s increase in research and development expense of $1.5 million in the quarter ended September 30, 2024 is primarily attributable to an increase in clinical development costs related to AJ201.  Checkpoint’s increased research and development expense of $0.9 million is due to increased commercial manufacturing costs for cosibelimab of $1.1 million due to manufacturing costs incurred to build inventory to support a potential product launch, partially offset by a $0.5 million decrease in clinical costs for product candidates.

The table below provides a summary by entity of noncash, stock-based compensation expense included in research and development expense for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - research & development
Fortress	$444	$401	$43	11%
Subsidiaries/Partner Companies:
Avenue	89	144	(55)	(38)%
Checkpoint	543	303	240	79%
JMC	150	24	126	525%
Mustang	(10)	(18)	8	(44)%
Other[1]	—	1	(1)	(100)%
Total stock-based compensation expense - research and development	1,216	855	361	42%

Note 1: Includes the following subsidiaries: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the three months ended September 30, 2024 and 2023, selling, general and administrative expenses were $22.0 million and $21.7 million, respectively. The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Selling, general & administrative
Fortress	$4,712	$6,066	$(1,354)	(22)%
Subsidiaries/Partner Companies:
Avenue	753	1,079	(326)	(30)%
Checkpoint	2,914	1,861	1,053	57%
JMC	11,396	8,636	2,760	32%
Mustang	1,309	2,056	(747)	(36)%
Other[1]	909	2,035	(1,126)	(55)%
Total selling, general & administrative expense	$21,993	$21,733	$260	1%

Note 1:	Includes the following subsidiaries: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the three months ended September 30, 2024, the increase in selling, general and administrative expenses of $0.3 million, or 1%, is primarily attributable to an increase of $2.8 million at Journey due to increased selling and marketing expenses as it prepares for the Emrosi launch, and an increase of $1.1 million at Checkpoint due to an increase in stock-based compensation of $0.7 million due to new employee grants, and an increase in professional fees of $0.4 million.  The decrease of $1.4 million at Fortress is related to cost-reduction and optimization efforts, and the decrease in “Other” is primarily attributable to a reduction in general and administrative expenses at Cyprium of $1.2 million. The decrease at Mustang of $0.7 million is due to the workforce reduction that took place in April 2024.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented.

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - Selling, general and administrative
Fortress	$2,217	$2,061	$156	8%
Subsidiaries/Partner Companies:
Avenue	242	417	(175)	(42)%
Checkpoint	1,067	386	681	176%
JMC	1,490	534	956	179%
Mustang	52	118	(66)	(56)%
Other[1]	289	6	283	4717%
Total stock-based compensation expense - selling, general and administrative	5,357	3,522	1,835	52%

Note 1: Includes the following subsidiaries: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Other income (expense)

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Other income (expense)
Interest income	$589	$547	$42	8%
Interest expense and financing fee	(6,209)	(2,534)	(3,675)	145%
Gain on common stock warrant liabilities	19	4,542	(4,523)	(100)%
Other income	1,071	620	451	73%
Total other income (expense)	$(4,530)	3,175	$(7,705)	(243)%

Total other income (expense) decreased $7.7 million, or 243%, from income of $3.2 million for the quarter ended September 30, 2023 to expense of $4.5 million for the quarter ended September 30, 2024, primarily due to the increase of $3.7 million in interest expense and financing fees related to the Oaktree debt paid off by Fortress in 2024 resulting in a loss on extinguishment of debt of $3.6 million, and the $4.5 million increase in the gain on a decrease in fair value of the warrant liabilities, comprised of warrants issued by Checkpoint and Avenue.

Comparison of Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$42,514	$44,405	$(1,891)	(4)%
Collaboration revenue	—	546	(546)	(100)%
Revenue – related party	41	97	(56)	(58)%
Other revenue	—	19,519	(19,519)	(100)%
Net revenue	42,555	64,567	(22,012)	(34)%

Operating expenses
Cost of goods sold – product revenue	18,642	20,645	(2,003)	(10)%
Research and development	46,941	87,702	(40,761)	(46)%
Research and development – licenses acquired	—	4,293	(4,293)	(100)%
Selling, general and administrative	60,867	71,512	(10,645)	(15)%
Asset impairment	2,649	3,143	(494)	(16)%
Total operating expenses	129,099	187,295	(58,196)	(31)%
Loss from operations	(86,544)	(122,728)	36,184	(29)%

Other income (expense)
Interest income	2,157	2,296	(139)	(6)%
Interest expense and financing fee	(10,933)	(13,255)	2,322	(18)%
Gain (loss) on common stock warrant liabilities	(578)	10,708	(11,286)	(105)%
Other income (expense)	1,334	(2,049)	3,383	(165)%
Total other expense	(8,020)	(2,300)	(5,720)	249%
Loss before income tax expense	(94,564)	(125,028)	30,464	(24)%

Income tax expense (refund)	(24)	142	(166)	(117)%
Net loss	(94,540)	(125,170)	30,630	(24)%

Less: net loss attributable to non-controlling interest	55,308	73,812	(18,504)	(25)%
Net loss attributable to Fortress	$(39,232)	$(51,358)	$12,126	(24)%

Revenue

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$42,514	$44,405	$(1,891)	(4)%
Collaboration revenue	—	546	(546)	(100)%
Revenue – related party	41	97	(56)	(58)%
Other revenue	—	19,519	(19,519)	(100)%
Net revenue	$42,555	64,567	$(22,012)	(34)%

For the nine months ended September 30, 2024 we generated $42.6 million of net revenue, the majority of which is related to the sale of Journey’s branded and generic products. For the nine months ended September 30, 2023, we generated $64.6 million of net revenue, of which $44.4 million relates to the sale of Journey’s branded and generic products, and $0.5 million relates to Cyprium’s collaboration revenue with Sentynl, $0.5 relates to Journey’s royalties from Maruho and $19 million is the non-refundable upfront payment from Maruho related to a license granted by Journey to Maruho for the development and commercialization of Qbrexza in additional territories in Asia. Since October 2023, Journey has no longer been eligible to receive royalties from Maruho.

The net decrease in revenue of $22.0 million or 34% is mainly due to Journey’s one-time $19 million payment received from Maruho related to territory licensing for Qbrexza in the nine months ended September 30, 2023. Net revenue from Journey’s legacy products decreased by $1.9 million, or 41%, to $2.8 million for the nine-month period ended September 30, 2024, from $4.8 million for the nine-month period ended September 30, 2023 due to the continued price erosion of Targadox from generic competition.

Cost of Goods Sold

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Cost of goods sold – product revenue	$18,642	$20,645	$(2,003)	(10)%

Costs of goods sold in connection with the sale of JMC branded and generic products for the nine months ended September 30, 2024 and 2023 was $18.6 million and $20.6 million, respectively. The decrease in cost of goods sold of $2.0 million, or 10%, is mainly due to product royalties that were lower by $1.0 million compared to the same period in 2023 due to the contractual expiration of Journey’s Exelderm product royalty in November 2023, the contractual decrease in the Qbrexza royalty in the second quarter of 2023, and the discontinuation of Ximino in September of 2023. In addition, the discontinuation of Ximino has resulted in lower PDUFA fees of $0.8 million and lower non-cash license amortization of $0.5 million. These decreases were offset by an increase in product costs of $0.5 million, as a result of product mix, mainly driven by the higher Accutane net product revenue.

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

For the nine months ended September 30, 2024 and 2023, research and development expenses were approximately $47.1 million and $87.7 million, respectively. The table below provides a summary of research and development by entity, for the periods presented:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2024	2023	$	%
Research & development
Fortress	$1,395	$1,652	$(257)	(16)%
Subsidiaries/Partner Companies:
Avenue	5,892	4,781	1,111	23%
Checkpoint	19,343	35,266	(15,923)	(45)%
JMC	9,641	6,036	3,605	60%
Mustang	8,033	34,149	(26,116)	(76)%
Other[1]	2,637	5,818	(3,181)	(55)%
Total research & development expense	$46,941	$87,702	$(40,761)	(46)%

Note 1:Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in research and development spending at Mustang of $26.1 million is primarily attributable to a reduction in personnel-related costs of $12.5 million, $7.4 million reduction in lab supplies, $4.2 million decrease in program-related expenses, $1.5 million decrease in facility and depreciation, and $2.0 million reduction in consulting expense, offset by a $1.5 million increase in other expenses, primarily related to approximately $3.2 million of expenses incurred related to the June 2024 Repurchase of Assets from uBriGene. Checkpoint’s reduced research and development expense of $15.9 million is due to reduced commercial manufacturing costs for cosibelimab of $9.5 million related to manufacturing costs incurred in the prior period to build inventory to support a potential product launch of cosibelimab, reduced regulatory expenses of $3.5 million as prior period costs included $3.2 million for the PDUFA fee for the BLA filing of cosibelimab in the first quarter of 2023, and a $2.1 million decrease in clinical costs for product candidates. Journey’s increased research and development costs of $3.6 million are due to the $4.1 million filing fee payment made to the FDA in January 2024 for the DFD-29 NDA submission in addition to the $3.0 million contractual milestone payment made to Dr. Reddy’s Laboratories, Ltd. triggered by the FDA’s acceptance of the DFD-29 NDA in March 2024. This increase was partially offset by lower clinical trial expenses incurred by Journey as the clinical program was concluded.

Noncash, stock-based compensation expense included in research and development for the nine months ended September 30, 2024 and 2023, was $2.9 million and $2.3 million, respectively.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - research & development
Fortress	$1,319	$1,200	$119	10%
Partner Companies:
Avenue	179	150	29	19%
Checkpoint	1,629	880	748	85%
JMC	466	88	377	426%
Mustang	(650)	—	(650)	100%
Other[1]	—	1	(1)	(100)%
Total stock-based compensation expense - research and development	$2,943	2,319	$624	27%

Note 1: Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

We expect research and development costs to remain lower in 2024 due to portfolio optimization and assets completing pivotal trials in 2023 and entering registration and approval stages.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the nine months ended September 30, 2024 and 2023, selling, general and administrative expenses were $60.9 million and $71.5 million, respectively. The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2024	2023	$	%
Selling, general & administrative
Fortress	$13,978	$17,849	$(3,871)	(22)%
Subsidiaries/Partner Companies:
Avenue	3,235	2,733	502	18%
Checkpoint	6,953	5,625	1,328	24%
JMC	30,142	34,069	(3,927)	(12)%
Mustang	3,979	7,291	(3,312)	(45)%
Other[1]	2,580	3,945	(1,365)	(35)%
Total selling, general & administrative expense	$60,867	$71,512	$(10,645)	(15)%

Note 1:Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the nine months ended September 30, 2024, the decrease in selling, general and administrative expenses of $10.6 million, or 15%, is primarily attributable to decreased expenses at Fortress related to cost-reduction and optimization efforts and at Journey related to its expense reduction efforts in sales and marketing, as JMC has undertaken a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs to better align costs to their revenue-generating capabilities. The decrease in selling, general and administrative costs at Mustang is attributable to continued cost reduction efforts and optimization relating to personnel, consulting, and infrastructure. The decrease in Other is led by reduced professional fees and legal spending at Urica and Cyprium.  The increase of $1.3 million at Checkpoint is attributable to an increase in stock-based compensation of $0.6 million due to new employee grants, and an increase in professional fees of $0.8 million.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - Selling, general and administrative
Fortress	$6,280	$6,787	$(507)	(7)%
Partner Companies:
Avenue	535	449	86	19%
Checkpoint	1,862	1,345	517	38%
JMC	4,254	1,989	2,265	114%
Mustang	150	380	(230)	(61)%
Other[1]	407	56	350	621%
Total stock-based compensation expense - selling, general and administrative	$13,488	11,006	$2,482	23%

Note 1: Includes the following subsidiaries: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

We expect selling, general and administrative expenses to remain flat or slightly lower for 2024.

Asset Impairment

For the nine months ended September 30, 2024, we incurred impairment charges of $2.6 million attributable to Mustang’s assessment of the recoverability of the asset group consisting of its leasehold improvements and the associated right-of-use asset.  For the nine months ended September 30, 2023, Journey recorded a loss on the impairment of intangible assets of $3.1 million related to the impairment of the Ximino intangible asset, due to lower net product revenue and gross profit levels for the Ximino products.

Other Expense

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Other expense
Interest income	$2,157	$2,296	$(139)	(6)%
Interest expense and financing fee	(10,933)	(13,255)	2,322	(18)%
Gain (loss) on common stock warrant liabilities	(578)	10,708	(11,286)	(105)%
Other income (expense)	1,334	(2,049)	3,383	(165)%
Total other expense	$(8,020)	(2,300)	$(5,720)	249%

Total other expense increased $5.7 million, or 249%, from expense of $2.3 million for the nine months ended September 30, 2023 to expense of $8.0 million for the nine months ended September 30, 2024, primarily due to the decrease of $11.3 million in the gain on common stock warrant liabilities, offset by the $2.3 million decrease in interest expense and financing fees due to debt paid off by JMC and Mustang in 2023, as well as the $3.4 million increase in other income due in part to Journey’s $1.1 million gain on the extinguishment of short-term debt related to installment payments for the license of Ximino. Other expense in the nine months ended September 30, 2023 was comprised of a $4.1 million loss on the deconsolidation of Aevitas, offset by Mustang’s gain on the sale of assets to uBriGene of $1.4 million, and grant income of $0.7 million.

Liquidity and Capital Resources

We will require additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. At September 30, 2024, we had cash and cash equivalents of $58.9 million, of which $25.6 million relates to Fortress and private subsidiaries primarily funded by Fortress, $4.7 million relates to Checkpoint, $3.5 million relates to Mustang, $22.5 million relates to Journey, and $2.6 million relates to Avenue. We believe that our current cash and cash equivalents are sufficient to fund operations for at least the next 12 months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sales of subsidiaries/partner companies, royalty financings, or through other sources of financing; the rising interest rate environment may cause the Company to pay more interest on its various debt instruments, which could lead to higher operating expenses.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

Components of cash flows from publicly-traded partner companies comprise:

	For the Nine Months Ended September 30, 2024
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(14,333)	$(8,262)	$(23,924)	$(11,352)	$(9,413)	$(67,284)
Investing activities	—	—	—	—	—	—
Financing activities	(643)	9,076	23,699	6,374	6,329	44,835
Net increase (decrease) in cash and cash equivalents and restricted cash	$(14,976)	$814	$(225)	$(4,978)	$(3,084)	$(22,449)

	For the Nine Months Ended September 30, 2023
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(24,943)	$(7,127)	$(40,757)	$21,760	$(42,223)	$(93,290)
Investing activities	44	(3,000)	—	(5,000)	5,916	(2,040)
Financing activities	9,131	3,580	30,461	(24,014)	(30,037)	(10,879)
Net decrease in cash and cash equivalents and restricted cash	$(15,768)	$(6,547)	$(10,296)	$(7,254)	$(66,344)	$(106,209)

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

Cash flows on a consolidated basis are as follows:

	Nine Months Ended September 30,
($ in thousands)	2024	2023	Change
Total cash (used in)/provided by:
Operating activities	$(67,284)	$(93,290)	$26,006
Investing activities	—	(2,040)	2,040
Financing activities	44,835	(10,879)	55,714
Net decrease in cash and cash equivalents and restricted cash	$(22,449)	$(106,209)	$83,760

Operating Activities

Net cash used in operating activities decreased $26.0 million from the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2024. The decrease is due to the decrease of $30.6 million in net loss, the $11.1 million decrease in the expense associated with subsidiaries/partner companies’ warrant liabilities, and the $8.0 million decrease resulting from changes in operating assets and liabilities, offset in part by the $3.1 million change in the expense for research and development – licenses acquired, $4.1 million change in the expense for loss from deconsolidation and dissolution of subsidiaries, and $3.1 million for Journey’s asset impairment loss in the prior period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is a decrease of $2.0 million, due to JMC’s $5.0 million used in investing activities for the deferred cash payment made to VYNE related to the acquisition of Amzeeq and Zilxi and Avenue’s $3.0 million cash payment towards the purchase of the AnnJi license, each in the nine months ended September 30, 2023, offset by Mustang’s $6.0 million proceeds from the sale of assets to uBriGene in July 2023, and no comparable activities in the period ended September 30, 2024.

Financing Activities

Net cash used in financing activities was $10.9 million for the nine months ended September 30, 2023, compared to $44.8 million of net cash provided by financing activities for the nine months ended September 30, 2024, an increase of $55.7 million. The increase is attributable to the funds used in the prior period to pay off partner companies’ long-term debt of $50.4 million and JMC’s line of credit of $30.9 million, offset by loan proceeds of $38.7 million, proceeds from partner companies’ sale of stock, options and warrants of $37.1 million in the current period.

We fund our operations through cash on hand, the sale of equity and debt securities, from the sales of subsidiaries/partner companies, and from the proceeds resulting from the exercise of warrants and stock options. At September 30, 2024, we had cash and cash equivalents of $58.9 million, of which $25.6 million relates to Fortress and private subsidiaries primarily funded by Fortress, $4.7 million relates to Checkpoint, $3.5 million relates to Mustang, $22.5 million relates to Journey, and $2.6 million relates to Avenue. Restricted cash at September 30, 2024 was $2.1 million, of which $1.2 million relates to Fortress, $0.4 million relates to Mustang, and $0.5 million relates to Cyprium.

Sources of Liquidity

Stock Offerings and At-The-Market Share Issuances

Fortress

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of September 30, 2024, $43.5 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3.

During the nine months ended September 30, 2024, the Company issued and sold approximately 1.8 million shares at an average price of $1.95 per share for gross proceeds of $3.5 million under the Company’s at-the-market offering program.

In September 2024, Fortress closed a registered direct offering of an aggregate of 3,939,394 shares of its common stock at a purchase price of $1.65 per share. In a concurrent private placement, the Company also agreed to issue to the same investors that participated in the registered direct offering warrants to purchase up to 3,939,394 shares of common stock.  The private placement warrants have an exercise price of $1.84 per share, will be exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issue.

In a separate concurrent private placement, Dr. Rosenwald purchased 763,359 shares of common stock at a price of $1.84 per share, which represented the consolidated closing bid price of the common stock on the Nasdaq Capital Market on September 19, 2024, and warrants to purchase up to 763,359 shares of common stock, purchased at a price of $0.125 per warrant.  The warrants in the concurrent private placement have an exercise price of $1.84 per share, will be exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issue. Net proceeds to Fortress from the September 2024 registered direct offering and the concurrent private placements, after deducting the placement agent’s fees and other offering expenses and assuming no exercises of the warrants issued in the transactions, were approximately $7.4 million.

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

Checkpoint

In March 2023, Checkpoint filed shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of September 30, 2024, approximately $65.7 million of the securities remains available for sale through the Checkpoint 2023 S-3.

In July 2024, Checkpoint closed on a registered direct offering (the “Checkpoint July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share of common stock. In addition, the offering included 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, Checkpoint issued and sold common warrants (the “Checkpoint July 2024 Common Stock Warrants”) to purchase up to 5,853,659 shares of common stock. The Checkpoint July 2024 Common Stock Warrants will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Checkpoint July 2024 Common Stock Warrants with an exercise price of $2.05 per share and will expire five years following the issuance date. Checkpoint also issued the placement agent warrants to purchase up to 351,220 shares of common stock with an exercise price of $2.5625 per share. The total net proceeds from the July 2024 Registered Direct Offering, after deducting placement agent’s fees and other offering expenses, were approximately $11.0 million.

In January 2024, Checkpoint closed on a registered direct offering (the “Checkpoint January 2024 Registered Direct Offering”) for the issuance and sale of 1,275,000 shares of its common stock and 6,481,233 pre-funded warrants. Each pre-funded warrant was exercisable for one share of Checkpoint common stock. The Checkpoint common stock and the pre-funded warrants were sold together with common stock warrants (the “Checkpoint January 2024 Common Warrants”) to purchase up to 7,756,233 shares of Checkpoint common stock, at a purchase price of $1.805 per share of common stock and $1.8049 per pre-funded warrant. The pre-funded warrants were funded in full at closing except for a nominal exercise price of $0.0001 and are exercisable commencing on the closing date and will terminate when such pre-funded warrants are exercised in full. The Checkpoint January 2024 Common Warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $1.68 per share. Checkpoint also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. Net proceeds to Checkpoint from the Checkpoint January 2024 Registered Direct Offering were $12.6 million after deducting commissions and other transaction costs. As of July 2024, all of the pre-funded warrants from the Checkpoint January 2024 Registered Direct Offering were fully exercised.

Avenue

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. As of September 30, 2024, approximately $24.1 million of the securities remains available for sale through the Avenue 2021 S-3, subject to General Instruction I.B.6. of Form S-3.

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

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) with H.C. Wainwright & Co. LLC ("Wainwright") under which Avenue may offer and sell, from time to time at its sole discretion, up to $3,850,000 of shares of its common stock, par value $0.0001 per share (the "Shares"), through or to Wainwright. The offer and sale of the Shares will be made pursuant to a base prospectus forming a part of the 2021 Avenue S-3, and the related prospectus supplement dated May 10, 2024. During the nine months ended September 30, 2024, Avenue issued 245,617 shares through the Avenue ATM for net proceeds of $0.9 million.

Mustang

On April 23, 2021, Mustang filed a shelf registration statement on Form S-3 (File No. 333-255476) (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Under the Mustang 2021 S-3, Mustang was able to sell up to a total of $200.0 million of its securities. In 2024, Mustang sold approximately $4.4 million of securities under the Mustang 2021 S-3 until Mustang’s ability to register new offers and sales of securities under such registration statement expired on May 24, 2024.

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of September 30, 2024, approximately $36.3 million of the Mustang 2024 S-3 remains available for sales of securities, subject to the General Instruction I.B.6 to Form S-3. The ability of Mustang to register new offers and sales of securities under the Mustang 2024 S-3 expires on June 12, 2027.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. Under the Mustang ATM, Mustang pays the sales agents for the program a commission rate of 3.0% of the gross proceeds from the sale of any shares of common stock. During the nine months ended September 30, 2024, Mustang issued approximately 2.7 million shares through the Mustang ATM for net proceeds of approximately $1.2 million.

In May 2024, Mustang closed on an equity offering of 1,160,000 shares of common stock and pre-funded warrants to purchase up to 15,717,638 shares of common stock (or common stock equivalents in lieu thereof), and three series of 50,632,914 warrants with a combined equity offering price of $0.237 per share (or per share common stock equivalent in lieu thereof) and accompanying warrants with an exercise price of $0.237 per share. The Series A-1 warrants have a five-year term, the Series A-2 warrants have a twenty-four month term, and the Series A-3 warrants have a nine month term. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the equity offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by Mustang, but excluding the net proceeds, if any, from the exercise of the warrants, was approximately $3.2 million. All of the 15,717,638 pre-funded warrants have since been exercised.

In June 2024, Mustang closed on a registered direct offering of 3,025,000 shares of common stock at $0.41 per share (or common stock equivalent) priced at-the-market under Nasdaq rules and pre-funded warrants to purchase up to 3,105,000 shares of common stock, at a price per pre-funded warrant equal to $0.4099, the price per share of common stock, less $0.001.  The pre-funded warrants have an exercise price of $0.001 per share, became exercisable upon issuance and remain exercisable until exercised in full. In a concurrent private placement, Mustang also agreed to issue and sell unregistered warrants to purchase up to 6,130,000 shares of its common stock, with an exercise price of $0.41 per share, exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants and will expire five years from the date of stockholder approval.  Net proceeds were approximately $2.1 million, after placement agent’s fees and other offering expenses of approximately $0.3 million. All of the 3,105,000 pre-funded warrants have since been exercised.

Journey

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey has entered into the Sales Agreement relating to shares of the Journey’s common stock. In accordance with the terms of the Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the nine months ended September 30, 2024, Journey issued and sold approximately 0.3 million shares of common stock at for gross proceeds of $1.7 million under the Journey ATM. In connection with these sales, Journey paid aggregate fees of approximately $46,000. At September 30, 2024, 3.8 million shares remain available for issuance under the Journey 2022 S-3.

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

During the nine months ended September 30, 2024, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2023 Form 10-K with the exception of the long-term debt.  On July 25, 2024, Fortress entered into the $50.0 million senior secured credit agreement with a maturity date of July 25, 2027 with Oaktree Fund Administration, LLC (the “New Oaktree Agreement”). The Company borrowed $35.0 million under the New Oaktree Agreement on the Closing Date (the “2024 Oaktree Note”) and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. The 2024 Oaktree Note replaces the previous note made to the Oaktree in 2020, with respect to which the remaining $50.0 million balance on the prior note was repaid in full.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended September 30, 2024. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

The extensive regulation to which our product candidates are subject may be costly and time consuming, cause anticipated or unanticipated delays, and/or prevent the receipt of the required approvals for commercialization.

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

At September 30, 2024, the total amount of debt outstanding, net of the debt discount, was $52.5 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

We continue to generate operating losses in all periods including losses from operations of approximately $86.5 million and $122.7 million for the nine months ended September 30, 2024 and 2023, respectively and $142.3 million and $203.6 million for the years ended December 31, 2023 and 2022, respectively. At September 30, 2024, we had an accumulated deficit of approximately $734.1 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. During the nine months ended September 30, 2024 and 2023, we incurred R&D expenses of approximately $46.9 million and $92.0 million, respectively, and during the years ended December 31, 2023 and 2022, we incurred R&D expenses of approximately $101.7 million and $134.2 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

We have historically relied in part on sales of our common stock to fund our operations. For example, we raised an aggregate of approximately $30.2 million in gross proceeds in fiscal years 2022 and 2023 and $6.5 million in gross proceeds in fiscal 2024 to date through the sale of shares of our common stock and other securities in offerings made under a Form S-3 “shelf” registration statement. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to file any new shelf registration statements due to non-payment of dividends on our Series A Preferred Stock since July 5, 2024 and, if we do not resume payment of dividends on our Series A Preferred Stock, pay all accumulated dividends and otherwise remain compliant with the other conditions for use of a Form S-3 registration statement by the time we file our next Annual Report on Form 10-K, we will lose the ability to use our currently effective “shelf” registration statement on Form S-3. Accordingly, we may then only be able to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to be a more expensive method of raising additional capital and more dilutive to our stockholders relative to using a shelf registration statement.

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

A significant portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Three of our marketed products, Qbrexza, Amzeeq, Zilxi, and Emrosi, for which we recently received FDA approval, currently have patent protection. Four of our marketed products, Accutane, Targadox, Luxamend and Exelderm, do not have patent protection or otherwise are not eligible for patent protection.

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

We act, and are likely to continue acting, as guarantor and/or indemnitor of the obligations, actions or inactions of certain of our subsidiaries and partner companies. We have also entered into, and may again enter into, certain arrangements with our subsidiaries, partner companies and/or third parties pursuant to which a substantial number of shares of our capital stock may be issued. Depending on the terms of such arrangements, we may be contractually obligated to pay substantial amounts to third parties, or issue a substantially dilutive number of shares of our capital stock, based on the actions or inactions of our subsidiaries and/or partner companies, regulatory agencies or other third parties.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of
September 30, 2024, we had an accumulated deficit of approximately $734.1 million, and as of December 31, 2023, we had an accumulated deficit of approximately $694.9 million. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

Recent U.S. Supreme Court decisions could create uncertainty in the life sciences space that could negatively impact our business.

Three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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

Almost all of our outstanding shares of our Common Stock, inclusive of outstanding equity awards, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or an effective registration statement. In addition, pursuant to our current shelf registration statements on Form S-3, from time to time we may issue and sell shares of our Common Stock or Series A Preferred Stock having an aggregate offering price of up to $50 million. Any sale of a substantial number of shares of our Common Stock or our Series A Preferred Stock could cause a drop in the trading price of our Common Stock or Series A Preferred Stock on the Nasdaq Stock Market.

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

Fluctuations in interest rates may negatively impact the rate of return that we realize on the investment securities that we hold.

We customarily invest a significant portion of our cash in Certificate of Deposit Account Registry Service (“CDARS”) accounts, which bear interest income to us that fluctuates according to adjustments in the target federal funds rate effected by the U.S. Federal Reserve’s Federal Open Market Committee (“FOMC”).  The FOMC recently lowered the target federal funds rate and is anticipated by some to effect further decreases over the coming weeks and months, actions which have decreased, and could further decrease, the amount of interest income that we generate on our CDARS and on other short-term cash equivalent investment securities that we may hold.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

On July 5, 2024, Fortress announced that the Company’s Board of Directors had decided to pause the monthly dividend of $0.1953125 per share of the Company’s Series A Preferred Stock. In accordance with the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock will continue to accrue and cumulate until such dividends are authorized or declared. The pausing of these dividends will defer approximately $0.7 million in cash dividend payments each month. The Board intends to revisit its decision regarding the monthly dividend regularly and will assess the profitability and cash flow of the Company to determine whether and when the pause should be lifted.

During the three months ended September 30, 2024, no dividends were declared by the Board of Directors.  At September 30, 2024, the Company had total undeclared dividends of approximately $2.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on September 30, 2024.

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

4.1

Form of Warrant issued to certain affiliates of Oaktree Fund Administration, LLC on July 25, 2024 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-282384) filed with the SEC on September 27, 2024).

4.2	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on September 23, 2024).

10.1

Form of Securities Purchase Agreement, dated September 19, 2024, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on September 23, 2024).

10.2

Placement Agent Agreement entered into by and between the Company and the Placement Agent, dated September 19, 2024 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on September 23, 2024).

10.3

Credit Agreement entered into by and among Fortress Biotech, Inc., the lenders from time to time party thereto, and Oaktree Fund Administration, LLC on July 25, 2024 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-282384) filed with the SEC on September 27, 2024).

10.4	Asset Purchase Agreement, dated as of July 15, 2024, between Urica Therapeutics, Inc. and Crystalys Therapeutics, Inc.(*)(***)

10.5	Royalty Agreement, dated as of July 15, 2024, between Urica Therapeutics, Inc. and Crystalys Therapeutics, Inc.(*)(***)

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101.INS	Inline XBRL Instance Document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

*** Certain portions of this exhibit have been omitted pursuant to Item 60(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2024	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2024	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)