Form 10-K
period 2024-12-31
Fortress Biotech, Inc.
filed 2025-03-31
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $30,782,670.

Class of Stock	Outstanding Shares as of March 27, 2025
Common Stock, $0.001 par value	29,533,840
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

FORTRESS BIOTECH, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology are generally intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. Factors that could cause actual results to differ materially from those currently anticipated include those set forth under “Item 1A. Risk Factors” including, in particular, risks relating to:

●	our growth strategy;
●	financing and strategic agreements and relationships;
●	our need for substantial additional funds and uncertainties relating to financings;
●	our ability to identify, acquire, close and integrate product candidates successfully and on a timely basis;
●	our ability to attract, integrate and retain key personnel;
●	the early stage of products under development;
●	the results of research and development activities;
●	uncertainties relating to preclinical and clinical testing;
●	our ability to obtain regulatory approval for products under development;
●	our ability to successfully commercialize products for which we receive regulatory approval or receive royalties or other distributions from third parties;
●	the ability to secure and maintain third-party manufacturing, marketing and distribution of our and our partner companies’ products and product candidates;
●	government regulation;
●	patent and intellectual property matters; and
●	competition.

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and our applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	Our board of directors has paused payments of dividends on our preferred stock, and there can be no assurance that monthly dividend payments will be resumed in a timely manner, or at all.
●	If we raise additional capital by issuing equity, equity-linked securities or securities convertible into or exercisable for equity securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Emrosi, Qbrexza, Amzeeq and Zilxi, currently have patent protection. Four of Journey’s marketed products, Accutane, Targadox, Exelderm, and Luxamend, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.

Risks Pertaining to our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We may act as, and are likely to continue acting as, guarantor and/or indemnitor of certain obligations of our subsidiaries and partner companies, which could require us to pay substantial amounts in certain circumstances.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”). Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates, if Approved

●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

General and Other Risks

●	We have previously failed to satisfy certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we again are unable to meet the continued listing requirements and/or regain compliance with such rules, our Common Stock and Preferred Stock may be subject to delisting from The Nasdaq Capital Market. The delisting of our Securities from the Nasdaq may decrease the market liquidity and market price of our Common Stock and Preferred Stock.

PART I

Item 1.    Business.

Overview

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with our extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. We have executed arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, and Dr. Reddy’s Laboratories, Ltd.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help its subsidiaries and partner companies achieve their goals. Partner and subsidiary companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, four partner companies are publicly-traded, and three subsidiaries have consummated strategic partnerships with industry leaders AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”).

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTC: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic,” a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”).

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

Recent Developments

Checkpoint and UNLOXCYT (cosibelimab-ipdl)

In December 2024, we announced that Checkpoint had received approval for UNLOXCYT, which is the first and only programmed death-ligand 1 (“PD-L1”) blocking antibody to receive U.S. Food and Drug Administration (“FDA”) marketing approval for the treatment of adults with metastatic cutaneous squamous cell carcinoma (“cSCC”) or locally advanced cSCC who are not candidates for curative surgery or curative radiation.

In March 2025, we announced that Checkpoint entered into an agreement to be acquired by Sun Pharmaceutical Industries, Inc. (“Sun Pharma”) for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval. The closing of the transaction is subject to various conditions including the approval by requisite majorities of holders of Checkpoint’s shares at a meeting of Checkpoint’s stockholders. We expect the transaction to close in the second quarter of 2025, although there can be no assurance that the transaction closes in a timely manner, or at all.

As of the announcement date, Fortress owned approximately 6.9 million shares of Checkpoint (including Class A Common Stock on an as-converted basis to Common Stock). Fortress also entered into a royalty agreement with Checkpoint and Sun Pharma pursuant to which Fortress is eligible to receive a royalty of 2.5% on worldwide net sales of UNLOXCYT. Due to uncertainties as to the timing of the completion of the acquisition, uncertainties as to whether Checkpoint’s stockholders will vote to approve the transaction, the possibility that competing offers will be made and the possibility that various closing conditions for the transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction (or only grant approval subject to adverse conditions or limitations), Fortress may not realize the anticipated benefits of the proposed transaction in the time frame expected, or at all.

Journey and EMROSI (Minocycline Hydrochloride Extended-Release Capsules, 40mg)

In November 2024, we announced that partner company Journey received approval of Emrosi (also referred to as DFD-29), a 40mg minocycline hydrochloride extended release capsule for oral use indicated to treat inflammatory lesions (papules and pustules) of rosacea in adults.

Cyprium and CUTX-101 (copper histidinate)

In January 2025, we announced that the FDA had accepted the NDA for CUTX-101, a copper histidinate injection, for priority review for the treatment of Menkes disease. The Prescription Drug User Fee Act (“PDUFA”) target action date is September 30, 2025 and the candidate has been granted Rare Pediatric Disease Designation by the FDA for the treatment of Menkes disease, Fast Track Designation for classic Menkes disease in patients who have not demonstrated significant clinical progression, and Breakthrough Therapy Designation.

Cyprium is eligible to receive up to $129 million in aggregate development and sales milestones from its partner Sentynl Therapeutics, Inc. (“Sentynl”), as well as royalties on net sales of CUTX-101 as follows: (i) 3% of annual net sales up to $75 million; (ii) 8.75% of annual net sales between $75 million and $100 million; and (iii) 12.5% of annual net sales in excess of $100 million. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued if the NDA for CUTX-101 is approved.

Commercial Products and Product Candidates

Commercial and Approved Products

Through our partner company Journey we market the following branded dermatology products approved by the FDA for sale in the United States:

●	EmrosiTM (Minocycline Hydrochloride Extended-Release Capsules, 40mg for the treatment of inflammatory lesions of rosacea in adults): approved by the FDA in November 2024, which launched in March 2025;
●	Qbrexza®: a medicated cloth towelette for the treatment of primary axillary hyperhidrosis;
●	Accutane®: an oral isotretinoin drug for the treatment of severe recalcitrant nodular acne;
●	Amzeeq® (minocycline topical foam, 4%): a topical formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and children nine years and older;
●	Zilxi® (minocycline topical foam, 1.5%): a topical minocycline treatment for inflammatory lesions of rosacea in adults;
●	Exelderm® Cream and Solution: a broad-spectrum antifungal intended for topical use;
●	Targadox®: an oral doxycycline drug for adjunctive therapy for severe acne; and
●	Luxamend®: a water-based emulsion formulated to provide an optimally moist healing environment for superficial wounds; minor cuts or scrapes; dermal ulcers; donor sites; first- and second-degree burns, including sunburns; and radiation dermatitis.

EMROSI (Minocycline Hydrochloride Extended-Release Capsules, 40mg)

Journey received approval in November 2024 for Emrosi (also referred to as DFD-29), a 40mg minocycline hydrochloride extended release capsule for oral use indicated to treat inflammatory lesions (papules and pustules) of rosacea in adults. Emrosi is now the lowest approved oral minocycline hydrochloride dose. It was developed using Multiple Unit Pellet System technology, which combines Immediate Release (25%) and Extended Release (75%) Minocycline pellets for uniform drug release. Emrosi has shown superiority to Oracea® and placebo on the co-primary endpoints and all secondary endpoints in two Phase 3 studies, including reduction of total lesion count, as well as reduction in erythema compared to placebo in both studies and was well-tolerated. The results from the Phase 3 studies were published in JAMA Dermatology in March 2025.

The NDA was filed under Section 505(b)(2) of the Food Drug and Cosmetic Act (“FDCA”) in January 2024 and was approved in November 2024 by the FDA (NDA 219015). Emrosi has Orange Book-listed patents that extend through January of 2039. In March 2025, Journey announced the commercial launch of Emrosi.

UNLOXCYT (cosibelimab-ipdl)

Our partner company Checkpoint received approval in December 2024 for UNLOXCYT, which is the first and only programmed death-ligand 1 blocking antibody to receive FDA marketing approval for the treatment of adults with metastatic cSCC or locally advanced cSCC who are not candidates for curative surgery or curative radiation.

UNLOXCYT is a fully human monoclonal antibody of IgG1 subtype that directly binds to PD-L1 and blocks the PD-L1 interaction with the programmed death receptor-1 (“PD-1”) and B7.1 receptors. The primary mechanism of action is based on the inhibition of the interaction between PD-L1 and its receptors PD-1 and B7.1, which removes the suppressive effects of PD-L1 on anti-tumor CD8+ T-cells to restore the cytotoxic T cell response. Additionally, UNLOXCYT has been shown to induce antibody-dependent cellular cytotoxicity (“ADCC”) in vitro.

Checkpoint commenced a Phase 1, multi-center clinical study for cosibelimab-ipdl in October 2017 to evaluate the safety and tolerability of ascending doses in checkpoint therapy-naive patients with selected recurrent or metastatic cancers. Following completion of dose escalation in March 2018, multiple dose expansion cohorts were initiated, including cohorts in locally advanced and metastatic cSCC. The primary endpoint is objective response rate (“ORR”), and secondary endpoints include duration of response, progression-free survival (“PFS”), and overall survival. In January 2022, top-line results were announced from a cohort of this study with cosibelimab-ipdl administered as a fixed dose of 800 mg every two weeks in patients with metastatic cSCC. The cohort met its primary endpoint, with cosibelimab-ipdl demonstrating a confirmed ORR of 47.4% (95% CI: 36.0, 59.1) based on independent central review of 78 patients enrolled in the metastatic cSCC cohort using Response Evaluation Criteria in Solid Tumors version 1.1 (“RECIST 1.1”). In June 2022, interim results were announced from another cohort of this study with cosibelimab-ipdl administered as a fixed dose of 800 mg every two weeks in patients with locally advanced cSCC that are not candidates for curative surgery or radiation in which cosibelimab-ipdl demonstrated a confirmed ORR of 54.8% (95% CI: 36.0, 72.7) based on independent central review of 31 patients enrolled in the cohort. In July 2023, longer-term results were announced for cosibelimab-ipdl from its pivotal studies in locally advanced and metastatic cSCC. These results demonstrated a deepening of response over time, resulting in complete response rates of 26% and 13% in locally advanced and metastatic cSCC, respectively. Additionally, the confirmed ORR in metastatic cSCC increased to 50.0% based on independent central review. Furthermore, responses continue to remain durable over time with the median duration of response not yet reached in either group. Updated safety data across 247 patients enrolled and treated with cosibelimab-ipdl in all cohorts of the ongoing study remain consistent with those previously reported.

Based on these results, Checkpoint submitted a Biologics License Application (“BLA”) to the FDA in January 2023. On December 15, 2023, the FDA issued a complete response letter (“CRL”) citing only findings that arose during a multi-sponsor inspection of Checkpoint’s third-party contract manufacturing organization as approvability issues to address in a resubmission. In July 2024, Checkpoint announced the completion of a resubmission of the BLA to the FDA to potentially address the approvability issues cited in the CRL. In December 2024, Checkpoint announced that the FDA granted approval for UNLOXCYT (cosibelimab-ipdl) for the treatment of adults with metastatic cSCC or locally advanced CSCC who are not candidates for curative surgery or curative radiation. The recommended commercial dosage of UNLOXCYT is 1,200 mg administered as an intravenous infusion over 60 minutes every three weeks. In January 2025, Checkpoint submitted a labeling supplement to the FDA to update the UNLOXCYT label to reflect the longer-term data announced in July 2023.

In March 2025, we announced that Checkpoint entered into an agreement to be acquired by Sun Pharma for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval. The closing of the transaction is subject to various conditions including the approval by requisite majorities of holders of Checkpoint’s shares at a meeting of Checkpoint’s stockholders. We expect the transaction to close in the second quarter of 2025, although there can be no assurance that the transaction closes in a timely manner, or at all. Due to uncertainties as to the timing of the completion of the acquisition, uncertainties as to whether Checkpoint’s stockholders will vote to approve the transaction, the possibility that competing offers will be made and the possibility that various closing conditions for the transaction may not be satisfied or waived, Fortress may not realize the anticipated benefits of the proposed transaction in the time frame expected, or at all.

Late Stage Product Candidates

CUTX-101 (copper histidinate injection for Menkes disease)

Our subsidiary Cyprium was previously developing CUTX-101, a copper histidinate injection for the treatment of Menkes disease. Menkes disease is a rare X-linked pediatric disease caused by gene mutations of copper transporter ATP7A, which affects approximately 1 in 34,810 live male births, and potentially as high as 1 in 8,664 live male births, based on a recent genome-based ascertainment study. Menkes disease is characterized by distinctive clinical features, including sparse and depigmented hair (“kinky hair”), failure to thrive, connective tissue disorders and severe neurological symptoms such as seizures and hypotonia. Biochemically, Menkes patients may have low serum copper levels, as well as abnormal levels of catecholamine, but definitive diagnosis is typically made by sequencing of the ATP7A gene. There is no current FDA-approved treatment for Menkes disease. CUTX-101, along with an AAV-ATP7A gene therapy that is being developed by Cyprium, was granted Orphan Drug Designation by the FDA and the European Medicines Agency (“EMA”) Committee for Orphan Medicinal Products. CUTX-101 was also granted Rare Pediatric Disease Designation by the FDA for the treatment of Menkes disease, Fast Track Designation for classic Menkes disease in patients who have not demonstrated significant clinical progression, and Breakthrough Therapy Designation.

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

On February 24, 2021, Cyprium entered into a development and asset purchase agreement (the “Sentynl APA”) with Sentynl Therapeutics, a U.S.-based specialty pharmaceutical company owned by the Zydus Group. Under the Sentynl APA, Sentynl provided certain development funding for the CUTX-101 program, with Cyprium initially remaining in control of development of such program. Pursuant to a contractual right exercised by Sentynl in October 2023, Cyprium assigned the NDA and certain other assets pertaining to the CUTX-101 program to Sentynl and received $4.5 million in connection with the closing of such transaction.

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

On January 6, 2025, we announced that the FDA accepted the NDA for CUTX-101 for priority review, and on January 16, 2025, we disclosed the extension of the PDUFA target action date to September 30, 2025.

Cyprium previously enrolled patients into an Intermediate-Size Patient Population Expanded Access Protocol which is now administered by Sentynl Therapeutics. Additional information on the Expanded Access study and requirements can be found on ClinicalTrials.gov using identifier NCT04074512. Information on clinicaltrials.gov does not constitute part of this Annual Report on Form 10-K.

Triplex (cytomegalovirus (CMV) vaccine)

Through our subsidiary Helocyte, we are developing Triplex, a universal recombinant Modified Vaccinia Ankara viral vector vaccine engineered to induce a rapid, robust and durable virus-specific T cell response to three immuno-dominant proteins (UL83 (pp65), UL123 (IE1), and UL122 (IE2)) linked to cytomegalovirus (“CMV”). In a Phase 1 study, Triplex was observed to be safe, well-tolerated and highly immunogenic when administered to healthy volunteers at multiple dose levels (ClinicalTrials.gov Identifier: NCT01941056). In a Phase 2 trial, Triplex was observed to be safe, well-tolerated, highly immunogenic and a reduction in CMV events in allogeneic stem cell transplant recipients was observed (ClinicalTrials.gov Identifier: NCT02506933).

As of March 2025, Triplex is currently the subject of multiple, ongoing trials in various clinical settings including: patients undergoing stem cell transplant; adults co-infected with CMV and Anti-Human Immunodeficiency Virus (“HIV”); and in combination with a CAR T cell therapy for adults with non-Hodgkin lymphoma (“NHL”) or acute lumphoblastic leukemia (“ALL”). Helocyte has an exclusive, worldwide license to Triplex from COH. Information on clinicaltrials.gov does not constitute part of this Annual Report on Form 10-K.

Solid organ transplant

In May 2024, Helocyte announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 study of Triplex for control of CMV in patients undergoing liver transplantation. The trial is funded by a grant from the National Institute of Allergy and Infectious Diseases of the National Institutes of Health that could provide over $20 million in aggregate, non-dilutive funding (ClinicalTrials.gov Identifier: NCT06075745).

Stem cell transplant

In January 2025, Helocyte announced that the first patient was dosed in a Phase 2 multi-center, placebo-controlled, randomized clinical trial to evaluate Triplex’s effectiveness when administered to human leukocyte antigen (“HLA”) matched related stem cell donors to reduce CMV events in adults undergoing hematopoietic stem cell transplantation (“HSCT”). The trial is funded by a grant from the National Cancer Institute (“NCI”) (ClinicalTrials.gov Identifier: NCT06059391).

Helocyte anticipates that its Phase 2 multicenter, double-blind, randomized, placebo-controlled study measuring the safety and effectiveness of Triplex in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant to be completed in the second half of 2025 (ClinicalTrials.gov Identifier: NCT02506933).

Additionally, Helocyte is recruiting for a Phase 1/2 trial to study side effects and dosage for Triplex in treating pediatric patients with positive cytomegalovirus who are undergoing donor stem cell transplant (ClinicalTrials.gov Identifier: NCT03354728).

HIV

In December 2021, Helocyte announced that a Phase 2 double-blind, randomized, placebo-controlled clinical trial was initiated to evaluate the safety and efficacy of Triplex, a CMV vaccine, in eliciting a CMV-specific immune response and reducing CMV replication in people living with HIV. The trial is being conducted by the AIDS Clinical Trials Group and is funded by the National Institute of Allergy and Infectious Disease, part of the National Institutes of Health (ClinicalTrials.gov Identifier: NCT05099965).

Additionally, a trial has been initiated for a Phase 1 trial to evaluate the feasibility and safety of Triplex in combination with a bispecific CMV-HIV CAR for adults living with HIV-1 on stable ART who have maintained viral suppression. The study is funded by a $11.3 million grant from the California Institute of Regenerative Medicine (CIRM) in addition to other non-dilutive sources (ClinicalTrials.gov Identifier: NCT06252402).

Oncology

Helocyte is currently recruiting for two Phase 1 trials in combination with autologous CMV-specific CD19 CAR T cell therapy for adults with intermediate or high grade B-lineage NHL, and in settings following stem cell transplant in patients with high grade B-cell NHL (ClinicalTrials.gov Identifiers: NCT05801913 and NCT05432635).

Additionally, a trial has been initiated for a Phase 1 trial in combination with an allogeneic anti-CD19-CAR CMV-specific T cell therapy for patients with high-risk ALL after matched related donor hematopoietic stem cell transplant (ClinicalTrials.gov Identifier: NCT06735690).

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

In October 2021, AstraZeneca acquired Caelum for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress, which was net of the ten percent escrow holdback amount and other miscellaneous transaction expenses. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all possible potential milestone payments, which together with the upfront payment, would total up to approximately $182 million.

Early and Mid-Stage Product Candidates

Dotinurad (urate transporter (URAT1) inhibitor for gout)

Through our subsidiary Urica Therapeutics, Inc. (“Urica”), we acquired an exclusive license from Fuji Yakuhin Co. Ltd. (“Fuji”) to develop a URAT1 inhibitor product candidate in development for the treatment of gout, dotinurad, in North America, Europe, the Middle East and North Africa. In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica transferred rights to dotinurad and related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity including certain anti-dilution provisions through the raise of $150 million in equity securities. The Transaction Documents also granted Urica a secured 3% royalty on future net sales of dotinurad to be paid by Crystalys, and a right to receive nominal cash reimbursement payments for certain clinical and development costs incurred by Urica related to dotinurad.

Dotinurad was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia and in China in December 2024 for the treatment of gout patients with hyperuricemia.

MB-101 (IL13Rα2 CAR T Cell Program for Glioblastoma)

Mustang is currently developing MB-101 for malignant brain tumors, including glioblastoma (“GBM”). MB-101 is an optimized CAR T product targeting IL13Rα2 on the surface of the malignant cells and incorporates enhancements in CAR T design and T cell engineering to improve antitumor potency and T cell persistence.

GBM is the most common brain and central nervous system (“CNS”) cancer, accounting for approximately 52% of malignant primary brain and CNS tumors and approximately 14% of all primary brain and CNS tumors. On average during the years 2017 through 2021, more than 13,000 new cases of GBM were diagnosed per year in the U.S. While GBM is a rare disease, with only 3.3 cases per 100,000 persons per year in the U.S., it is quite lethal, with a median survival of only 9 months. Standard of care therapy for patients less than 70 years of age consists of maximal surgical resection, radiation, chemotherapy with temozolomide, and alternating electric field therapy. This front-line regimen has remained relatively unchanged for the last 20 years due to the failure of novel therapies to improve survival, and there is no standard of care whatsoever for recurrent GBM.

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

Having optimized MB-101 dose, schedule, route of administration and T cell selection in a completed Phase 1 trial, ongoing COH sponsored studies include:

●	MB-101 with or without nivolumab and ipilimumab in treating patients with recurrent or refractory glioblastoma (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04003649);
●	MB-101 in treating patients with recurrent or refractory glioblastoma with a substantial component of leptomeningeal disease (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04661384); and
●	MB-101 in treating children with recurrent or refractory IL13Rα2 positive brain tumors (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04510051) sponsored by COH.

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

MB-108 (HSV-1 Oncolytic Virus C134 for recurrent GBM)

MB-108 is a next-generation oncolytic herpes simplex virus (“oHSV”) treatment in development at Mustang that is conditionally replication competent; that is, it is designed to replicate in tumor cells, but not in normal cells, thus killing the tumor cells directly through this process. It was in-licensed from Nationwide Children’s Hospital, and the University of Alabama at Birmingham (“UAB”) is evaluating the safety of this oncolytic virus in patients with recurrent glioblastoma in an ongoing Phase 1 trial (ClinicalTrials.gov Identifier: NCT03657576). Information on clinicaltrials.gov does not constitute part of this Annual Report on Form 10-K.

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

In November 2024, Mustang announced that the FDA granted Orphan Drug Designation to Mustang for MB-108 for the treatment of malignant glioma.

Mustang is currently exploring with COH to conduct an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the fourth quarter of 2025.

MB-106 (CD20-targeted CAR T cell therapy)

Mustang is currently developing MB-106 in a collaboration with Fred Hutchinson Cancer Center (“Fred Hutch”), a CD20-targeted, 3rd generation autologous CAR T-cell therapy, for patients with relapsed or refractory B-cell non-Hodgkin lymphomas (“NHL”), chronic lymphocytic leukemia (“CLL”), and autoimmune diseases. In the first quarter of 2024, Mustang completed a successful End-of-Phase 1 meeting with the FDA regarding a potential pivotal Phase 2 single-arm clinical trial for the treatment of Waldenstrom macroglobulinemia (“WM”). Per the discussions, the FDA agreed with the proposed overall design of the pivotal trial for WM at the recommended dose of 1 x 107 CAR-T cells/kg and requested only minimal modifications to the study protocol. Due to limited resources, and as a result of the reduction in work force conducted in 2024, Mustang does not expect to initiate a pivotal Phase 2 single-arm clinical trial of MB-106 for the treatment of WM trial in 2025.

Also in the first quarter of 2024, Mustang completed enrollment of the indolent lymphoma arm in the multicenter Phase 1 trial. The tenth and final patient enrolled on that arm was a patient with follicular lymphoma (FL) who achieved a complete response following treatment with 1 x 107 CAR-T cells/kg. As a result, the overall complete response rate for FL in the Phase 1 portion of this trial was sustained at 100% (N=6), with no occurrence of cytokine release syndrome (“CRS”) above grade 1 and no immune effector cell-associated neurotoxicity syndrome (“ICANS”) of any grade, despite not using prophylactic tocilizumab or dexamethasone.

In March 2024, Mustang announced plans to collaborate with Fred Hutch for a proof-of-concept Phase 1 investigator-sponsored clinical trial evaluating MB-106 in autoimmune diseases.

Also in March 2024, Mustang was granted the Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA for the treatment of relapsed or refractory CD20 positive WM and FL, based on potential improvement in response as seen in clinical data to date.

In June 2024, Mustang announced that updated data for MB-106 in the Phase 1/2 Fred Hutch investigator-sponsored trial showed a favorable safety and efficacy profile in 10 patients with WM. There was an ORR of 90% with durable responses observed, including three complete responses (“CR”), two very good partial responses (“VGPR”), and four partial responses (“PR”). One of the patients who achieved a CR remained in remission for 31 months, with an immunoglobulin M (IgM) level that decreased rapidly to the normal range after treatment with MB-106 and remained normal since. Patients had a median of nine prior lines of therapy, and only one patient started additional anti-WM treatment after being treated with MB-106. From a safety perspective, CRS occurred in nine patients: five patients with grade 1 and four patients with grade 2. One patient experienced grade 1 ICANS. No grade 3 or 4 CRS or grade 2, 3 or 4 ICANS was observed, despite dose escalation.

In May 2024, Mustang informed the clinical sites participating in the Mustang-sponsored Phase 1/2 study in non-Hodgkin lymphoma and chronic lymphocytic leukemia, MB106-CD20-001, that Mustang had decided to close the trial. In June 2024, Mustang similarly informed the clinical sites participating in the Mustang-sponsored Long-term Follow-up Study in Patients Previously Treated with Mustang Bio, Inc. CAR-T Cell Investigational Products, MB100-OBS-001, that Mustang had decided to close that trial. As a result, further clinical development of MB-106 is currently focused solely on autoimmune diseases unless funding and resources become available to restart the program for hematologic malignancies.

Planning for the aforementioned Phase 1 investigator-sponsored clinical trial in autoimmune diseases is in progress, with initiation of the trial planned for 2025.

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

In February 2023, Avenue announced the license of intellectual property rights underlying AJ201 from AnnJi Pharmaceutical Co. Ltd (“AnnJi”). AJ201 is currently being studied in a Phase 1b/2a multicenter, randomized, double-blind clinical trial at six clinical sites across the U.S. for the treatment of spinal and bulbar muscular atrophy (“SBMA”), also known as Kennedy’s Disease (ClinicalTrials.gov Identifier: NCT05517603). Enrollment was completed in January 2024. Information on clinicaltrials.gov does not constitute part of this Annual Report on Form 10-K.

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

On March 3, 2025, Avenue received a “notice of intent to terminate” letter from AnnJi, the licensor of AJ201 , with respect to the license agreement under which Avenue was granted rights to the product candidate; Avenue believes that the grounds for termination stated in the purported termination notice are without merit and intends to avail itself of the dispute resolution procedures set forth in the AJ201 license agreement.

IV Tramadol

Our partner company Avenue is developing an intravenous formulation of tramadol (“IV tramadol”), a schedule IV opioid for the treatment of post-operative acute pain. Avenue completed two Phase 3 efficacy studies in 2018 and 2019 and announced that both had met their primary endpoints and all key secondary endpoints. In December 2019, Avenue submitted an NDA for IV tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”), and following a CRL received in October 2020, resubmitted the NDA in February 2021. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV Tramadol. On June 14, 2021, Avenue announced that the receipt of a second CRL. Avenue submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, Avenue received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, Avenue submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, Avenue received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR.

In February 2022, Avenue held an Advisory Committee meeting with the FDA regarding IV tramadol. In the final part of the public meeting, the Advisory Committee voted yes or no on the following question: “Has the Applicant submitted adequate information to support the position that the benefits of their product outweigh the risks for the management of acute pain severe enough to require an opioid analgesic in an inpatient setting?” The results were 8 yes votes and 14 no votes. In March 2022, Avenue received an Appeal Denied Letter from the Office of New Drugs in response to the formal dispute resolution request. In August 2022, Avenue participated in a Type A Meeting with the FDA Division of Anesthesia, Analgesia, and Addiction Products (“DAAAP”) regarding a briefing document submitted that presented a study design Avenue believed would have the potential to address the comments and deficiencies noted in the Letter.

In January 2024, Avenue announced that they reached final agreement with the FDA on the Phase 3 safety study protocol and statistical analysis approach, including the primary endpoint. The final non-inferiority study is designed to assess the risk of opioid-induced respiratory depression related to opioid stacking on IV tramadol compared to IV morphine. The study will randomize approximately 300 post bunionectomy patients to IV tramadol or IV morphine for pain relief administered during a 48-hour post-operative period. Of note, the same surgical model was used in a pivotal Phase 3 Trial. In the Phase 3 safety study to be conducted, patients will have access to IV hydromorphone, a Schedule II opioid, for rescue of breakthrough pain. The primary endpoint is a composite of elements indicative of respiratory depression. Avenue plans to initiate the study in the future, subject to having the necessary financing.

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

In August 2023, Avenue reported preclinical data for BAER-101 from an in vivo evaluation in SynapCell’s Genetic Absence Epilepsy Rate from Strasbourg (“GAERS”) model of absence epilepsy. The GAERS model mimics behavioral, electrophysiological and pharmacological features of human absence seizures and has shown to be an early informative indicator of efficacy in anti-seizure drug development. In the model, BAER-101 demonstrated full suppression of seizure activity with a minimal effective dose of 0.3 mg/kg administered orally. In December 2023, Avenue presented the preclinical in vivo data evaluating BAER-101 using the GAERS model of absence epilepsy at the American Epilepsy Society (AES) 2023 Annual Meeting.

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

Preclinical Product Candidates

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

Employees and Human Capital Management

As of December 31, 2024, we had 101 full-time employees at Fortress and our subsidiaries and partner companies. None of our employees is represented by a labor union. We have retained a number of expert advisors and consultants who help navigate us through different aspects of our business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our new and existing employees. The principal purpose of our equity incentive plan is to attract, retain, and motivate selected employees, consultants, and directors through the granting of share-based compensation awards and cash-based bonus awards.

Available Information

We and certain of our affiliates file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Copies of our and certain of our affiliates’ reports on Form 10-K, Forms 10-Q and Forms 8-K may also be obtained, free of charge, electronically through our website at www.fortressbiotech.com. Our website also includes announcements of investor conferences and events, information on our business strategies and results, corporate governance information, and other news and announcements that investors might find useful or interesting. The information contained on our website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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

If any of our product candidates causes unacceptable adverse safety events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product, if approved, preventing us from generating revenue from such products’ sale. Alternatively, even if a product candidate is approved for marketing, future adverse events could lead to the withdrawal of such product from the market.

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

At December 31, 2024, the total amount of debt outstanding, net of the debt discount, was $58.0 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

On July 25, 2024, we, as borrower, entered into a $50.0 million senior secured credit agreement (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). We borrowed $35.0 million under the Oaktree Agreement on the date of the agreement and are eligible to draw up to an additional $15.0 million with the lenders’ consent. The Oaktree Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the Oaktree Agreement contains certain financial covenants, including, (i) a requirement that we maintain a minimum liquidity of $7.0 million, which may be reduced or increased as described in the Oaktree Agreement, and (ii) that product net sales of Journey meet a consolidated minimum net sales amount of $50.0 million on a trailing 12-month basis, tested quarterly, which may be reduced or increased as described in the Oaktree Agreement (the “Minimum Net Sales Test”), subject to certain exclusions. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights with respect to the Minimum Net Sales Test. The Oaktree Agreement contains events of default that are customary for financings of this type, in certain circumstances subject to customary cure periods. In addition, the Company is also required to (i) raise common equity, or receive in monetizations or distributions, by the end of each calendar year prior to the maturity date, in an aggregate amount equal to the greater of $20 million or 50% of an amount set forth in an annual budget delivered to the lenders and (ii) maintain a specified minimum equity stake in Journey.  The breach of any other such provisions (even, potentially, in an immaterial manner) could result in an event of default under the Oaktree Agreement, the announcement and impact of which could have a negative impact on the trading prices of our securities. The restrictions imposed by such provisions may also inhibit our and certain of our subsidiaries and partner companies’ ability to enter into certain transactions or arrangements that management otherwise believes would be in our or such partner companies’ best interests, such as dispositions that would result in cash inflows to Fortress and/or our subsidiaries and partner companies, or acquisitions or financings that would promote future growth.

We have a history of operating losses that is expected to continue, and we are unable to predict the extent of future losses, whether we will be able to sustain current revenues or whether we will ever achieve or sustain profitability.

We continue to generate operating losses in all periods including losses from operations of approximately $110.4 million and $142.3 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, we had an accumulated deficit of approximately $740.9 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, other than from Journey, we have not generated any revenue from our development stage products, and we do not know when, or if, we will generate any revenue from such development-stage products. Our ability to generate revenue from such development-stage products depends on a number of factors, including, but not limited to, our ability to:

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

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2024 and 2023, we incurred R&D expenses of approximately $56.6 million and $101.7 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Annual Report on Form 10-K. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

Because we have paused dividend payments on our Series A Preferred Stock, we are currently ineligible to file new short-form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short-form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-1.

As a result of our decision to pause dividend payments on our Series A Preferred Stock, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we pay all accumulated dividends on our Series A Preferred Stock, resume payments of newly accruing dividends on our Series A Preferred Stock and enter a fiscal year during which we missed no such dividend payments. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and thereby potentially adversely affecting our financial condition.

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

We have historically relied in part on sales of our common stock to fund our operations. For example, we raised an aggregate of approximately $36.6 million in net proceeds in fiscal years 2023 and 2024 and $1.0 million in net proceeds in fiscal 2025 to date through the sale of shares of our common stock and other securities in offerings made under a Form S-3 “shelf” registration statement. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to file any new shelf registration statements due to non-payment of dividends on our Series A Preferred Stock since July 5, 2024 and because we have not resumed payment of dividends on our Series A Preferred Stock or paid all accumulated dividends, we have lost the ability to use our currently effective “shelf” registration statement on Form S-3. Accordingly, we are only able to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to be a more expensive method of raising additional capital and more dilutive to our stockholders relative to using a Form S-3 shelf registration statement.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation

Future revenue based on sales of our dermatology products, Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, Exelderm, Luxamend and Emrosi, may be lower than expected or lower than in previous periods.

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

A significant portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Four of our marketed products, Qbrexza, Amzeeq, Zilxi, and Emrosi, for which we recently received FDA approval, currently have patent protection. Four of our marketed products, Accutane, Targadox, Luxamend and Exelderm, do not have patent protection or otherwise are not eligible for patent protection.

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

Our products and future product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize our products, or any product candidate for which we receive marketing authorization, will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment. It is currently unknown what impact, if any, proposed changes by the federal and state governments in the U.S. and similar changes in foreign countries may have on pricing and reimbursement, particularly with respect to government programs such as Medicare and Medicaid.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, the Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the healthcare industry and impose additional health policy reforms. There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act.

Changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products and any future product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

The Inflation Reduction Act of 2022 (the “IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Orphan drugs that treat only one rare disease are exempt from the IRA's drug negotiation program. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The effects of the IRA on the pharmaceutical industry in general are not yet known.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on our products or any future product candidates may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We do not know what actions will be taken by the new presidential administration. Such actions may impact the development and commercialization of drug products and could materially harm our business and financial condition.

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

We have entered into and consummated several partnerships and/or contingent sales of our assets and subsidiaries, including an agreement under which Checkpoint will be acquired by Sun Pharma, an equity investment and contingent acquisition agreement between Caelum and AstraZeneca  and a development funding and contingent asset purchase between Cyprium and Sentynl, of which the acquisition components of each such transaction have not yet been consummated. Each of these arrangements has been time-consuming and has diverted management’s attention, and there can be no assurance that any of these transactions closes in a timely manner, or at all. With respect to the Checkpoint acquisition in particular, due to uncertainties as to the timing of the completion of the transaction, uncertainties as to whether Checkpoint’s stockholders will vote to approve the transaction, the possibility that competing offers will be made and the possibility that various closing conditions for the transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction (or only grant approval subject to adverse conditions or limitations), Fortress may not realize the anticipated benefits of the proposed transaction in the time frame expected, or at all. As a result of these consummated/contingent sales, as with other similar transactions that we may complete, we may experience a reduction in the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories.

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

Any terrorist attack, other act of violence or war, including military conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. This includes Russia’s February 2022 invasion of Ukraine, the conflict between Israel and the Hamas and Hezbollah extremist groups, attacks by armed groups on cargo ships in the Red Sea, and tensions across the Taiwan Strait. For instance, the United States or other countries may impose sanctions that restrict doing business in the effected countries and increased military conflict may affect third-party vendors and cause delays.

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

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. With the new presidential administration in the U.S., additional and higher tariffs and sanctions may be imposed on goods imported from China and other countries which could increase the cost of goods needed to commercialize our products and continue development of our current and any future product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

We depend heavily on third party manufacturers for product supply. If our contract manufacturers cannot successfully manufacture material that conforms to applicable specifications and FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for those products. Our third-party suppliers will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA and comparable agencies and authorities in other jurisdictions to confirm such compliance. In the event that the FDA or such other authorities determine that our third-party suppliers have not complied with cGMPs or comparable regulations, the relevant clinical trials could be terminated or subjected to clinical hold until such time as we are able to obtain appropriate replacement material and/or applicable compliance, and commercial product could be unfit for sale, or if distributed, could be recalled from the market. Any delay, interruption or other issues that arise in the manufacture, testing, packaging, labeling, storage, or distribution of our products as a result of a failure of the facilities or operations of our third-party suppliers to comply with regulatory requirements, pass any regulatory agency inspection or otherwise perform under our agreements with them could significantly impair our ability to develop and commercialize our products and product candidates. In addition, several of our currently commercialized products, sold through our partner company Journey, are produced by a single manufacturer, and, although we closely monitor inventory prophylactically, disruptions to such supply arrangements could adversely affect our ability to meet product demand and therefore diminish revenues. Finally, in light of our partner company Mustang’s recent exit from its leased manufacturing facility and reduction in force in April 2024, we may increase our reliance at Mustang on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of one or more product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms, and even if we are able to establish such agreements with third-party manufacturers, reliance entails additional risks.

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

We do not expect to have the resources or capacity to engage in our own commercial manufacturing of our product candidates, if they received marketing approval, and would likely continue to be heavily dependent upon third-party manufacturers. Our dependence on third parties to manufacture and supply clinical trial materials, as well as our planned dependence on third party manufacturers for any product candidates that may be approved, may adversely affect our ability to develop and commercialize products in a timely or cost-effective manner, or at all. In addition to the manufacturing and supply functions they provide, third-party manufacturers also play a key role in our efforts to obtain marketing approval for our product candidates, by interacting with, providing important information to, and hosting inspections by, applicable regulatory authorities. If a given contract development and manufacturing organization upon whom we rely in such a capacity is unwilling or unable to perform these activities on our behalf, the successful development and/or approval of the applicable product candidate could be delayed significantly.

In addition, because of the sometimes-limited number of third parties who specialize in the development, manufacture and/or supply of our clinical and preclinical materials, particularly in the development and manufacture of gene therapy products, we are often compelled to accept contractual terms that we deem less than desirable, including without limitation as pertains representations and warranties, supply disruptions/failures, covenants and liability/indemnification. Especially as pertains liability and indemnification provisions, because of the frequent disparities in negotiating leverage, we are often compelled to agree to low caps on counterparty liability and/or indemnification language that could result in outsized liability to us in situations where we have zero or relatively little culpability.

New environmental laws or regulations in the various jurisdictions in which we operate may also impose additional requirements that impact the way our products and product candidates are manufactured or packaged. Complying with such changes could be costly, and a failure to comply in a timely manner could lead to fines, penalties or the inability to pursue our development and commercialization activities in such jurisdictions, materially impacting our business and financial condition.

We rely heavily on third parties for the development and manufacturing of products and product candidates.

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of December 31, 2024 and 2023, we had an accumulated deficit of approximately $740.9 million and $694.9 million, respectively. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

We anticipate substantial reliance on strategic collaborations for marketing and commercializing our existing product candidates, if approved, and we may rely even more on strategic collaborations for R&D of other product candidates. We may sell product offerings through strategic partnerships with pharmaceutical and biotechnology companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first inventor-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a less burdensome, quicker and less expensive process for challenging issued patents. The PTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Risks Pertaining to the Commercialization of Product Candidates, if Approved

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of our product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not necessarily limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to “covered recipients,” which include physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals) and applicable manufacturers. Applicable group purchasing organizations also are required to report annually to CMS the ownership and investment interests held by the physicians and their immediate family members. The SUPPORT for Patients and Communities Act added to the definition of covered recipient practitioners including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives effective in 2022;
●	U.S. Foreign Corrupt Practices Act, or FCPA, which prohibit us and third parties working on our behalf from making payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti- bribery provisions of the FCPA prohibit the willful use of the mails or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person; enforcement actions may be brought by the Department of Justice or the SEC; legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims, such as those under the FCPA, from five years to ten years; and
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

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, and could result in financial, legal, business, and reputational harm to us. For example, in 2021, our partner company Journey was the victim of a cybersecurity incident that affected its accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. The details of the incident and its origin were investigated with the assistance of third-party cybersecurity experts working at the direction of legal counsel. The matter was reported to the Federal Bureau of Investigation and does not appear to have compromised any personally identifiable information or protected health information. The federal government was able to trace and seize the fraudulently transferred cryptocurrency associated with the breach. On September 19, 2024, the United Stated District Court Southern District of New York through the United States Marshalls notified the Company that it has recovered and would be returning to the Company a portion of the misappropriated cash, and in December of 2024 Journey received $4.6 million in connection with the recovery of funds related to the cybersecurity incident.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, including climate-related initiatives. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

The use of artificial intelligence in the healthcare industry and challenges with properly managing its use could adversely affect our business.

We may incorporate artificial intelligence (“AI”) solutions into our business, and applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. There are also significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our products or the development of our product candidates or be beneficial to our business, including our efficiency or profitability. For example, any AI-related efforts, particularly those related to generative AI, could subject us to risks related to harmful content, inaccuracies, bias, discrimination, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws will apply to content generated by AI. We are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

AI’s rapid development is the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their intellectual property, cybersecurity, data protection and other laws to AI, and/or are considering general legal frameworks on AI. We may not be able to timely comply with these frameworks and, if such regulatory actions are contrary to our use of AI, would require us to expend our limited resources to adjust our use accordingly.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business or the business of our partners.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, ability to accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. We do not know what impact any changes by the new presidential administration will have on our business or the business of our partners.

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

We customarily invest a significant portion of our cash in Insured Cash Sweeps (“ICS”) and/or Certificate of Deposit Account Registry Service (“CDARS”) accounts, each of which bear interest income to us that fluctuates according to adjustments in the target federal funds rate effected by the U.S. Federal Reserve’s Federal Open Market Committee (“FOMC”). The FOMC recently lowered the target federal funds rate and is anticipated by some to effect further decreases over the coming weeks and months, actions which have decreased, and could further decrease the amount of interest income that we generate on our ICS, CDARS, and other short-term cash equivalent investment securities that we may hold.

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

Our management team is responsible for assessing and managing the material risks from cybersecurity threats and our Chief Financial Officer leads these efforts on behalf of the management team. Our management team members have expertise in information systems, compliance and corporate governance, which we believe are disciplines that are effective in the management of the Company’s cybersecurity risk. Our Chief Financial Officer is well-informed on emerging cybersecurity risks and solutions used to mitigate and remediate loss due to cybersecurity incidents and is responsible for our internal cybersecurity programs and oversight of third-party cybersecurity vendors who monitor and execute on the prevention, detection, and mitigation of cybersecurity threats and incidents.

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

Company	Location	Type	Square Footage
Fortress	Bay Harbor Islands, FL	Office space	1,600
Fortress	New York, NY	Office space	23,000
Fortress	Waltham, MA	Office space	6,100
Journey	Scottsdale, AZ	Office space	3,801
Mustang	Worcester, MA1	Manufacturing, lab facility, and office space	27,043
Mustang	Worcester, MA2	Office space	11,916

Note 1:Mustang exited the lease of its manufacturing facility in Worcester, Massachusetts in February 2025.

Note 2: Mustang exited the sublease of its additional office space in Worcester, Massachusetts in June 2024.

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

Market Information for 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock

Our 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock is listed for trading on the Nasdaq Capital Market under the symbol “FBIOP.”

Holders of Record

As of March 27, 2025, there were approximately 394 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never paid cash dividends on our Common Stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.  Dividends on Series A Preferred Stock accrue daily and are cumulative from, and including, the date of original issue and are payable monthly at the rate of 9.375% per annum of its liquidation preference, which is equivalent to $2.34375 per annum per share. In July 2024, the Fortress Board of Directors paused the payment of dividends on the 9.375% Series A Preferred Stock until further notice.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.    Reserved

Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see the section of this report titled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K. As used throughout this filing, (including in the risk factors described in Item 1A), the words “we”, “us” and “our” may refer to Fortress Biotech, Inc. individually, to one or more of its subsidiaries and/or partner companies, or to all such entities as a group, as dictated by context.

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

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with our extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. We have executed arrangements with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center (“COH” or “City of Hope”), Fred Hutchinson Cancer Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help its subsidiaries and partner companies achieve their goals. Partner and subsidiary companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, four partner companies are publicly-traded, and three subsidiaries have consummated strategic partnerships with industry leaders AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”) a wholly owned subsidiary of Zydus Lifesciences Ltd.

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTC: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic,” a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”).

Recent Events

Revenue Portfolio

●	For the years ended December 31, 2024 and 2023, total net revenue was $57.7 million and $84.5 million, respectively, which includes net product revenue from Journey’s commercial portfolio of $55.1 million and $59.7 million, respectively. Total net revenue in 2023 included the receipt by Journey of a $19.0 million upfront payment for the exclusive license of certain rights relating to Qbrexza in Asia.
●	In the fourth quarter of 2024, we announced the respective FDA approvals of Emrosi™ (Minocycline Hydrochloride Extended-Release Capsules, 40mg), by Journey; and UNLOXCYTTM (cosibelimab-ipdl), for the treatment of adults in metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) in adults who are not candidates for curative surgery or radiation, by Checkpoint.

Late Stage Product Candidates

UNLOXCYT™ (cosibelimab-ipdl, anti-PD-L1 antibody)

●	On December 13, 2024, our partner company, Checkpoint received approval from the FDA for UNLOXCYT (cosibelimab-ipdl), for the treatment of metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) in adults who are not candidates for curative surgery or radiation.
●	In September 2024, Checkpoint presented longer-term data from our pivotal trial of cosibelimab during the European Society for Medical Oncology (“ESMO”) Congress 2024. Longer-term results for cosibelimab presented at the ESMO Congress demonstrate a deepening of response over time, with higher objective response and complete response rates than initially observed at the primary analyses.
●	In July 2024, Checkpoint announced a collaboration to explore the combined therapeutic potential of cosibelimab with GC Cell’s Immuncell-LC, an innovative autologous Cytokine Induced Killer (“CIK”) T cell therapy composed of cytotoxic T lymphocytes and natural killer T cells.
●	UNLOXCYT was sourced by Fortress and developed at Checkpoint.

Emrosi (Minocycline Hydrochloride Extended-Release Capsules, 40mg, also known as DFD-29, for the treatment of rosacea)

●	In November 2024, Journey announced that the FDA approved Emrosi™ (Minocycline Hydrochloride Extended-Release Capsules, 40mg) for the treatment of inflammatory lesions of rosacea in adults. Journey announced the launch of Emrosi in March 2025.
●	The approval of Emrosi is supported by positive data from Journey’s two Phase 3 clinical trials for the treatment of rosacea. The Phase 3 clinical trials met all co-primary and secondary endpoints, and subjects completed the 16-week treatment with no significant safety issues. Emrosi demonstrated statistically significant superiority over both the current standard-of-care treatment, Oracea® 40mg capsules, and placebo for Investigator’s Global Assessment treatment success as well as the reduction in total inflammatory lesion count in both studies. Results from Journey’s two Phase 3 clinical trials for Emrosi were published in JAMA Dermatology in March 2025.
●	In October 2024, data assessing the dermal and systemic pharmacokinetics (“PK”) of oral DFD-29 (versus oral doxycycline 40 mg capsules (Oracea) in healthy subjects were presented at the 44th Fall Clinical Dermatology Conference. DFD-29 40mg showed higher dermal concentration than doxycycline from Day 1 onward at a similar dose, which may translate into a clinically meaningful impact for treating patients with rosacea.
●	Emrosi (DFD-29) was developed for the treatment of rosacea at our partner company, Journey, in collaboration with Dr. Reddy’s Laboratories Ltd.

CUTX-101 (copper histidinate injection for Menkes disease)

●	In January 2025, our subsidiary Cyprium announced that the FDA had accepted the NDA for CUTX-101 (copper histidinate for Menkes disease) for priority review with a target action date of September 30, 2025.
●	In December 2023, Cyprium completed the asset transfer of CUTX-101 to Sentynl, a wholly owned subsidiary of Zydus Lifesciences Ltd. Sentynl is obligated under the applicable agreement to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, Cyprium remains eligible to receive up to $129 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 ranging from 3% to 12.5% on tiered annual net sales. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at the New Drug Application (“NDA”) approval for CUTX-101.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

CAEL-101 (monoclonal antibody for AL amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $182 million.
●	There are two ongoing global Phase 3 studies of CAEL-101 for Mayo Stage IIIa and Mayo Stage IIIb AL amyloidosis. (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825). (Information on clinicaltrials.gov does not constitute part of this Annual Report on Form 10-K.).
●	CAEL-101 (also known as anselamimab) was sourced by Fortress and was developed by Caelum (founded by Fortress) until the acquisition by AstraZeneca of Caelum in October 2021.

Triplex (cytomegalovirus (CMV) vaccine)

●	Triplex, a potential vaccine for control of cytomegalovirus (“CMV”), is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in the third quarter of 2025. The study aims to show that vaccination with Triplex can safely elicit a CMV-specific immune response and reduce asymptomatic CMV replication in a population of people with HIV on suppressive antiretroviral therapy. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to placebo, and thus, potentially reduce related mortality and morbidity (NCT05099965).
●	In January 2025, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 clinical trial to evaluate Triplex when administered to human leukocyte antigen (“HLA”) matched related stem cell donors to reduce CMV events in patients undergoing hematopoietic stem cell transplantation (“HSCT”). The trial is funded by a grant from the National Cancer Institute (“NCI”) (NCT06059391).
●	In May 2024, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 study of Triplex in patients undergoing liver transplantation. The trial is funded by a grant from the National Institutes of Health’s National Institute of Allergy and Infectious Diseases (“NIH/NIAID”) that could provide over $20 million in non-dilutive funding and will be conducted in up to 20 nationally recognized transplant centers in the United States (NCT06075745).
●	Triplex is currently also the subject of multiple other ongoing clinical trials, including: a Phase 1/2 trial for CMV control in pediatric recipients of HSCT (NCT03354728); a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 CAR T cell therapy for the treatment of non-Hodgkin lymphoma (NCT05432635); a Phase 2 trial for safety and effectiveness in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant (NCT02506933); a Phase 1 trial of Triplex in combination with CAR T cell therapy for adults with non-Hodgkin lymphoma (NCT05801913); and a Phase 1 trial of Triplex in combination with an allogeneic anti-CD19-CAR CMV-specific T cell therapy for adults with high-risk acute lymphoblastic leukemia (NCT06735690).

●	In 2023, Helocyte additionally entered into an option agreement with City of Hope for exclusive worldwide rights to a novel bispecific CMV/HIV CAR T cell therapy (optionally for use in combination with Triplex), which is currently the subject of a Phase 1 trial in adults living with HIV-1 (see NCT06252402).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

Early Stage Product Candidates

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica transferred substantially all intellectual property rights in dotinurad, its URAT1 inhibitor product candidate that is in development for the treatment of gout, to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity including certain anti-dilution provisions through the raise of $150 million in equity securities. The Transaction Documents also granted Urica a secured 3% royalty on future net sales of dotinurad, as well as a right to receive nominal cash reimbursement payments for certain clinical and development costs incurred by Urica related to dotinurad.
●	Dotinurad was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials.
●	Dotinurad was sourced by Fortress and was in development at our Urica subsidiary until being acquired by Crystalys in July 2024.

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In November 2024, we announced that the FDA granted Orphan Drug Designation for Mustang for MB-108, a herpes simplex virus type 1 (“HSV-1”) oncolytic virus, for the treatment of malignant glioma.
●	In March 2024, data from the Phase 1 trial evaluating MB-101 IL13Rα2-targeted CAR T-cells in high-grade glioma were published in Nature Medicine. MB-101 was well tolerated, and 50% of patients achieved stable disease or better, with two partial responses and two complete responses in high grade glioma patients. The two patients who achieved complete response both had high levels of intratumoral CD3+ T-cells pre-therapy (i.e., “hot” tumors), and their responses lasted 7.5 and 66+ months, respectively. In the cohort with dual intratumoral (ICT) / intraventricular (ICV) delivery and an optimized manufacturing process there was a ~70% improvement in median overall survival (10.2 months) compared to the expected survival rate of six months in this patient population.
●	We are currently exploring with COH to conduct an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the fourth quarter of 2025.
●	MB-101, MB-108, and MB-109 are currently in development at our partner company, Mustang.

MB-106 (CD20-targeted CAR T cell therapy)

●	In March 2024, Mustang announced an expansion into autoimmune diseases with MB-106, a personalized CD20-targeted, 3rd-generation autologous CAR T-cell therapy. Planning for a proof-of concept Phase 1 investigator-sponsored clinical trial evaluating MB-106 in autoimmune diseases is underway.
●	In June 2024, we announced that updated data for MB-106 showed a favorable safety and efficacy profile in patients with Waldenstrom macroglobulinemia (“WM”), a rare form of blood cancer. There was an ORR of 90% in the cohort with durable responses observed, including three complete responses (“CR”), two very good partial responses (“VGPR”), and four partial responses, and one patient remaining in complete remission at 31 months.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang.

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In May 2024, we announced that the last patient completed dosing in a Phase 1b/2a study, which is evaluating AJ201 in the U.S. for the treatment of spinal and bulbar muscular atrophy, also known as Kennedy’s Disease. Kennedy’s Disease is a debilitating rare genetic neuromuscular disease primarily affecting men.
●	AJ201 was sourced by Fortress and is currently in development at our partner company, Avenue.
●	On March 3, 2025, Avenue received a “notice of intent to terminate” letter from AnnJi Pharmaceutical Co. Ltd., the licensor of AJ201, with respect to the license agreement under which Avenue was granted rights to the product candidate; Avenue believes that the grounds for termination stated in the purported termination notice are without merit and intends to avail itself of the dispute resolution procedures set forth in the AJ201 license agreement.

General Corporate and Other – Fortress

●	In March 2025, Fortress and Checkpoint announced the entry into agreement for Checkpoint to be acquired by Sun Pharmaceutical Industries, Inc. (“Sun Pharma”) for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval for Checkpoint’s UNLOXCYT product candidate. Fortress also entered into a royalty agreement with Checkpoint and Sun Pharma pursuant to which Fortress is eligible to receive a royalty of 2.5% on worldwide net sales of UNLOXCYT.
●	In July 2024, Fortress’ Board of Directors paused the payment of dividends on the Company’s 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) until further notice. The pausing of these dividends will defer approximately $0.7 million in cash dividend payments each month. The Board intends to revisit its decision regarding the monthly dividend regularly and will assess the profitability and cash flow of the Company to determine whether and when the pause should be lifted.
●	In July 2024, Fortress announced the reduction of total debt outstanding and the entry into a new $50 million term loan with Oaktree Capital Management with a maturity in 2027. The Company borrowed $35.0 million under the agreement on the closing date and is able to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. In connection with the new term loan, Fortress repaid the prior $50 million term loan with Oaktree.
●	Throughout 2024, Fortress raised total net proceeds of approximately $21.1 million through equity offerings.

General Corporate and Other – Public Subsidiaries

●	In March 2025, Checkpoint announced that it had entered into an agreement to be acquired by Sun Pharmaceutical Industries, Inc. (“Sun Pharma”) for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval. The closing of the transaction is subject to various conditions including the approval by requisite majorities at a meeting of Checkpoint’s stockholders. We expect the transaction to close in the second quarter of 2025, although there can be no assurance that the transaction closes in a timely manner, or at all. Additionally, due to uncertainties as to the timing of the completion of the acquisition, uncertainties as to whether Checkpoint’s stockholders will vote to approve the transaction, the possibility that competing offers will be made and the possibility that various closing conditions for the transaction may not be satisfied or waived, Fortress may not realize the anticipated benefits of the proposed transaction in the time frame expected, or at all.
●	In March 2025, Avenue (ATXI) received a notice from The Nasdaq Stock Market LLC that Avenue’s common stock would be suspended at the open of trading on March 19, 2025. Avenue’s common stock began trading under the symbol “ATXI” on the OTC Markets system on March 19, 2025. Avenue currently plans to continue to file its required periodic reports and other filings with the SEC.
●	In February 2025 Mustang announced it had concurrently exited the lease for its manufacturing facility in Worcester, Massachusetts and sold certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million.
●	In January 2025, Mustang effected a 1-for-50 reverse stock split to achieve compliance with the minimum bid price listing requirement of the Nasdaq Capital Market.
●	In July 2024, Journey entered into an amendment of its existing credit facility with SWK, increasing the amount of the facility from $20 million to $25 million.
●	In April 2024, Avenue effected a 1-for-75 reverse stock split to achieve compliance with the minimum bid price listing requirement of the Nasdaq Capital Market.

●	In April 2024, Mustang’s board of directors approved a reduction in its workforce of approximately 81% of its employee base in order to reduce costs and preserve capital; the reduction occurred primarily in April 2024 and was substantially complete in the second quarter of 2024.
●	Throughout 2024, Checkpoint raised total net proceeds of approximately $32.8 million through equity offerings and the exercise of existing warrants. Subsequently, Checkpoint raised $36.0 million through the exercise of warrants in March 2025.
●	Throughout 2024, Mustang raised total net proceeds of approximately $11.2 million through equity offerings and the exercise of existing warrants. Subsequently, Mustang raised net proceeds of $6.9 million in a public offering in February 2025.
●	Throughout 2024, Avenue raised total net proceeds of approximately $9.8 million through equity offerings and the exercise of existing warrants.
●	Throughout 2024, Journey Medical raised total net proceeds of approximately $7.9 million through equity offerings.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements included in this Annual Report on Form 10-K include certain amounts that are based on management’s best estimates and judgments. Our significant estimates include, but are not limited to, provisions for coupons, chargebacks, wholesaler fees, specialty pharmacy discounts, managed care rebates, product returns, inventory realization, valuation of intangible assets, useful lives assigned to long-lived assets and amortizable intangible assets, fair value of stock options and warrants, stock-based compensation, common stock issued to acquire licenses, accrued expenses and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the Notes to our Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

Certain of the Company’s working capital assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities, are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature. The carrying value of our notes payable approximates their fair value as the interest rate is variable and approximates the market rate for loans with similar terms and risk characteristics.

Issuance of Debt and Equity

Fortress and its partner companies and subsidiaries issue complex financial instruments which include equity and/or debt features. We analyze each instrument under ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging and, ASC 470, Debt, in order to establish whether such instruments include any embedded derivatives.

We accounted for the debt with Oaktree with detachable warrants in accordance with ASC 470, Debt. We assessed the classification of the common stock purchase warrants issued in connection with such transactions and determined that such instruments met the criteria for equity classification. The note proceeds were allocated between the 2024 Oaktree Note (as defined below) and the warrants on a relative fair value basis.

We recorded the related issue costs and value ascribed to the warrants as a debt discount of the 2024 Oaktree Note (as defined below). The discount is being amortized utilizing the effective interest method over the term of the Oaktree Note, which is approximately 15.39% at December 31, 2024.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K , have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our Consolidated Financial Statements located in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

The following table summarizes the Company’s basic ownership of the issued and outstanding common and preferred shares in consolidated Fortress subsidiaries:

December 31,
Partner Company/Subsidiary	2024
Avenue (OTC: ATXI)	9.2%
Cellvation	79.6%
Checkpoint (Nasdaq: CKPT)	8.3%
Cyprium	73.1%
Helocyte	83.0%
Journey (Nasdaq: DERM)	44.5%
Mustang (Nasdaq: MBIO)	6.3%
Oncogenuity	73.5%
Urica	69.6%

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$55,134	$59,662	$(4,528)	(8)%
Collaboration revenue	1,500	5,229	(3,729)	(71)%
Revenue – related party	41	103	(62)	(60)%
Other revenue	1,000	19,519	(18,519)	(95)%
Net revenue	57,675	84,513	(26,838)	(32)%

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	20,879	22,893	(2,014)	(9)%
Amortization of acquired intangible assets	3,424	3,767	(343)	(9)%
Research and development	56,629	101,747	(45,118)	(44)%
Research and development – licenses acquired	252	4,324	(4,072)	(94)%
Selling, general and administrative	87,731	90,981	(3,250)	(4)%
Loss recovery	(4,553)	—	(4,553)	100%
Asset impairment	3,692	3,143	549	17%
Total operating expenses	168,054	226,855	(58,801)	(26)%
Loss from operations	(110,379)	(142,342)	31,963	(22)%

Other income (expense)
Interest income	2,683	3,003	(320)	(11)%
Interest expense and financing fee	(13,527)	(15,315)	1,788	(12)%
Gain (loss) on common stock warrant liabilities	(638)	4,424	(5,062)	(114)%
Other income (expense)	1,318	(3,403)	4,721	(139)%
Total other expense	(10,164)	(11,291)	1,127	(10)%
Loss before income tax expense	(120,543)	(153,633)	33,090	(22)%

Income tax expense	312	521	(209)	(40)%
Net loss	(120,855)	(154,154)	33,299	(22)%

Less: net loss attributable to non-controlling interest	74,858	93,517	(18,659)	(20)%
Net loss attributable to Fortress	$(45,997)	$(60,637)	$14,640	(24)%

Revenue

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Revenue
Product revenue, net	$55,134	$59,662	$(4,528)	(8)%
Collaboration revenue	1,500	5,229	(3,729)	(71)%
Revenue – related party	41	103	(62)	(60)%
Other revenue	1,000	19,519	(18,519)	(95)%
Net revenue	$57,675	84,513	$(26,838)	(32)%

For the year ended December 31, 2024 we generated $57.7 million of net revenue, of which $55.1 million relates to product revenue derived from Journey’s branded and generic products, $1.5 million relates to collaboration revenue from Sentynl for the NDA submission acceptance milestone relating to CUTX-101, and $1.0 million in other revenue relates to a milestone payment from Cutia related to the approval of Amzeeq in China.  For the year ended December 31, 2023, we generated $84.5 million of net revenue, of which $59.7 million relates to product revenue derived from Journey’s branded and generic products, $19.5 million relates to Journey’s royalties from Maruho, $5.2 million relates to Cyprium’s collaboration revenue with Sentynl and $0.1 million relates to Checkpoint’s prior collaboration agreements with TGTX.

For the year ended December 31, 2024, net product revenues decreased by $4.5 million, or 8%, to $55.1 million for the year ended December 31, 2024, from $59.7 million for the year ended December 31, 2023. The decrease is primarily due to overall higher managed care rebate costs across Journey’s product portfolio and lower unit volumes, mainly from Journey’s legacy products, Targadox, Ximino and Exelderm, driven specifically by continued generic competition for Targadox. In addition, Amzeeq net product revenues decreased by approximately $1.2 million, due to both higher managed care rebates and decreased unit sales volumes from 2023. Increases in unit sales volumes for Qbrexza, Accutane and Zilxi were offset by higher rebate costs compared to 2023.

Cost of goods sold

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$20,879	$22,893	$(2,014)	(9)%

We had $20.9 million and $22.9 million of costs of goods sold in connection with JMC branded and generic product revenue for the years ended December 31, 2024 and 2023, respectively. Cost of goods sold decreased by $2.0 million, or 9% year-over-year, with the decrease mainly due to lower royalties on lower net sales, and a permanent contractual decrease in royalties owed on Qbrexza from the prior-year period. These decreases were offset, in part, by an increase in product-related cost of goods sold of $0.5 million as a result of product mix, mainly driven by the higher Accutane net product revenue from 2023.

	Year Ended December 31,		Change
	December 31,		Change
($ in thousands)	2024	2023	$	%
Amortization of acquired intangible assets	$3,424	$3,767	$(343)	(9)%

Amortization of acquired intangible assets decreased by $0.3 million, or 9%, to $3.4 million for the year ended December 31, 2024, from $3.8 million for the year ended December 31, 2023 due to the discontinuation of Ximino in the third quarter of 2023.

Research and development expenses

Research and development (“R&D”) costs primarily consist of personnel-related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for licenses and milestones, costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, laboratory costs and other supplies.

For the years ended December 31, 2024 and 2023, R&D expenses were approximately $56.6 million and $101.7 million, respectively. The table below provides a summary of research and development by entity, for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,		Change
($ in thousands)	2024	2023	$	%
Research & development
Fortress[1]	$(4,443)	$3,996	$(8,439)	(211)%
Avenue	6,645	6,131	514	8%
Checkpoint	36,152	43,566	(7,414)	(17)%
JMC	9,857	7,541	2,316	31%
Mustang	8,418	40,513	(32,095)	(79)%
Total research & development expense	$56,629	$101,747	$(45,118)	(44)%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in R&D spending at Mustang of $33.0 million is primarily attributed to decreased expenses of $13.9 million for personnel related costs, primarily driven by the reduction in Mustang’s workforce, a decrease of $8.2 million in laboratory supply costs, including vector manufacturing costs due to the termination of the MB-106 clinical trial, a $6.1 million decrease in program-related expenses due primarily to terminated licenses and the closing the MB-106 clinical trial, a decrease of $2.9 million in consulting expenses, and a decrease of $1.8 million in other expenses, including depreciation and rent expense. Checkpoint’s reduced R&D expense of $4.0 million is due to the costs associated with the BLA submission in 2023, including the $3.2 million PDUFA fee and a milestone payment of $2.3 million due as a result of the BLA filing, and an $8.2 million reduction in costs related to commercial manufacturing costs and inventory build, which were expensed prior to approval, to support the potential launch of cosibelimab-ipdl. R&D at Fortress has decreased due to cost reductions at both Cyprium (CUTX-101 development program) and Urica (dotinurad clinical program) as those programs were transitioned to Sentynl and Crystalys, respectively. R&D at Fortress is inclusive of annual PIK dividend income received from the subsidiaries (see Note 16, Related Party Transactions, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).Journey’s increased R&D costs are due to the Emrosi FDA fee of $4.1 million paid in January 2024 (FDA approval was received in November 2024), and the $3 million milestone paid to Dr. Reddy’s Laboratories, Ltd triggered by the FDA’s acceptance of the Emrosi NDA in March 2024, offset by lower clinical trial expenses to develop Emrosi, as the clinical phase of the project has concluded.

Noncash, stock-based compensation expense included in R&D for the years ended December 31, 2024 and 2023, was $7.1 million and $3.2 million, respectively.

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - research & development
Fortress[1]	$1,746	$1,624	$122	7%
Avenue	269	199	70	35%
Checkpoint	5,248	1,169	4,079	349%
JMC	508	112	396	353%
Mustang	(650)	133	(783)	(589)%
Total stock-based compensation expense - research and development	$7,121	$3,237	$3,884	120%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The increase in stock-based compensation expense included in R&D for the year ended December 31, 2024 is primarily attributable to performance-based vesting of grants at Checkpoint, triggered by the FDA approval of UNLOXCYT in December 2024.

We expect research and development costs to decrease in 2025.

Research and development – licenses acquired

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Research and development – licenses acquired	$252	$4,324	$(4,072)	(94)%

The decrease in research and development – licenses acquired of $4.1 million in 2024 is due primarily to $4.2 million paid by Avenue to AnnJi for the AJ201 license in 2023. There were no comparable transactions in the year ended December 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the years ended December 31, 2024 and 2023, selling, general and administrative expenses were $87.7 million and $91.0 million, respectively. The table below provides a summary by entity of selling, general and administrative expenses for the years ended December 31, 2024 and 2023, respectively:

	Year Ended
	December 31,		Change
($ in thousands)	2024	2023	$	%
Selling, general & administrative
Fortress[1]	$18,691	$25,987	$(7,296)	(28)%
Avenue	4,638	4,179	459	11%
Checkpoint	20,063	8,685	11,378	131%
JMC	40,204	43,910	(3,706)	(8)%
Mustang	4,135	8,220	(4,085)	(50)%
Total selling, general & administrative expense	$87,731	$90,981	$(3,250)	(4)%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the year ended December 31, 2024, the decrease in selling, general and administrative expenses of $3.3 million, or 4%, is primarily attributable to decreased expenses at Fortress relating to general operational cost reductions and lower legal expenses incurred by private subsidiaries.  The decrease at Mustang is attributable to cost reduction efforts and optimization relating to personnel, consulting, and infrastructure, as well as the $1.5 million gain on sale of property and equipment recognized in 2023, and the decrease at Journey is related to continued expense management efforts resulting in cost savings of $8.7 million, offset by an increase of $3.1 million in non-cash share-based compensation due to new grants, a $1.7 million increase attributed to the commencement of launch efforts for Emrosi, and the expansion of access and coverage platforms. These decreases were partially offset by an increase in general and administrative expenses at Checkpoint, primarily driven by the increase in stock-based compensation due to performance-based vesting.

Stock-based compensation expense included in selling, general and administrative expenses in the years ended December 31, 2024 and 2023 was $25.5 million and $13.8 million, respectively.

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$8,737	$8,428	$309	4%
Avenue	967	707	260	37%
Checkpoint	10,004	1,728	8,276	479%
JMC	5,590	2,494	3,096	124%
Mustang	200	435	(235)	(54)%
Total stock-based compensation expense - selling, general and administrative	$25,498	13,792	$11,706	85%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The increase in stock-based compensation expense included in selling, general and administrative expense for the year ended December 31, 2024 is primarily attributable to performance-based vesting of grants at Checkpoint, triggered by the FDA approval of UNLOXCYT received in December 2024, and additional expense incurred at Journey related to new employee grants.

We expect selling, general and administrative expenses to remain flat or decrease in 2025.

Loss Recovery

Journey recorded a loss recovery benefit to income of $4.6 million in connection with the recovery of funds related to a previously disclosed cybersecurity incident in September 2021. Journey received the $4.6 million in cash in December 2024.

Asset Impairment

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Asset impairment	$3,692	$3,143	$549	17%

For the year ended December 31, 2024, Mustang recorded an asset impairment of $3.7 million, comprised of $2.2 million impairment loss allocated to leasehold improvements, $0.4 million impairment related to right-of-use asset, and $1.0 million related to equipment based on an expected transaction. For the year ended December 31, 2023, Journey recorded a charge of $3.1 million related to its write-off of Ximino, triggered by the decision to discontinue marketing of the product.

Other expense

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Other expense
Interest income	$2,683	$3,003	$(320)	(11)%
Interest expense and financing fee	(13,527)	(15,315)	1,788	(12)%
Gain (loss) on common stock warrant liabilities	(638)	4,424	(5,062)	(114)%
Other income (expense)	1,318	(3,403)	4,721	(139)%
Total other expense	$(10,164)	(11,291)	$1,127	(10)%

Total other expense decreased $1.1 million, or 10%, from expense of $11.3 million for the year ended December 31, 2023 to expense of $10.2 million for the year ended December 31, 2024, primarily due to the increase in expense related to the change in fair value of warrant liabilities associated with warrants related to financings at Avenue and Checkpoint of $5.1 million, partially offset by a decrease of $1.8 million in interest expense and financing fees due to costs associated with debt payoff at Journey and Mustang incurred in 2023 related to East West Bank and Runway debt, respectively, and a decrease of $4.7 million in other expense in the year ended December 31, 2024 due primarily to $4.1 million expense associated with the deconsolidation and dissolution of partner companies incurred in 2023, as compared to $1.1 million gain on extinguishment of debt recognized at Journey in the year ended December 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2024, we had an accumulated deficit of $740.9 million primarily as a result of research and development expenses, purchases of in-process research and development and selling, general and administrative expenses.

We fund our operations through cash on hand, the sale of debt, third-party financings, and the sale of subsidiaries and partner companies. At December 31, 2024, we had cash and cash equivalents of $57.3 million of which $20.9 million relates to Fortress and the private subsidiaries (primarily funded by Fortress), $6.6 million relates to Checkpoint, $6.8 million relates to Mustang, $20.3 million relates to JMC and $2.6 million relates to Avenue. Restricted cash primarily relates to office leases and totals $1.6 million.

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

Stock Offerings and At-The-Market Share Issuances

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). For the year ended December 31, 2024, the Company issued and sold approximately 2.0 million shares of common stock at an average price of $1.98 per share for gross proceeds of $3.9 million. In connection with these sales, the Company paid aggregate fees of $0.1 million.  As of December 31, 2024, $43.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, our board of directors paused the payment of dividends on our Series A Preferred Stock until further notice.  As a result, we are no longer eligible to use Form S-3 and have lost the ability to use the 2024 Shelf.

In September 2024, Fortress closed a registered direct offering of an aggregate of 3,939,394 shares of its common stock at a purchase price of $1.65 per share. In a concurrent private placement, the Company also agreed to issue to the same investors that participated in the registered direct offering warrants to purchase up to 3,939,394 shares of common stock (the “Private Placement Warrants”).  The Private Placement Warrants have an exercise price of $1.84 per share, are exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issuance.

In a separate concurrent private placement, Dr. Rosenwald, our Chairman, President and Chief Executive Officer, purchased 763,359 shares of common stock at a price of $1.84 per share, which represented the consolidated closing bid price of the Company’s common stock on the Nasdaq Capital Market on September 19, 2024, and warrants to purchase up to 763,359 shares of common stock, purchased at a price of $0.125 per warrant (the “Concurrent Private Placement Warrants”).  The Concurrent Private Placement Warrants have an exercise price of $1.84 per share, are  exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issue. Net proceeds to Fortress from the September 2024 registered direct offering and the concurrent private placements, after deducting the placement agent’s fees and other offering expenses and assuming no exercises of the Private Placement Warrants or the Concurrent Private Placement Warrants, were approximately $7.3 million. The Company filed a registration statement (No. 333-282384) on Form S-1 to register the resale of the shares of Common Stock issuable upon exercise of the Private Placement Warrants and the Concurrent Private Placement Warrants, which was declared effective by the SEC on October 7, 2024.

In January 2024, Fortress closed a registered direct offering of an aggregate of 3,303,305 shares of its common stock and warrants to purchase up to 3,303,305 shares of its common stock at a combined purchase price of $3.33 per share of common stock and accompanying warrant priced at-the-market under Nasdaq rules. The warrants have an exercise price of $3.21 per share, were immediately exercisable, and expire five years following the date of issue. Net proceeds to Fortress, after deducting the placement agent’s fees and other offering expenses, were approximately $10.1 million.

Journey

In December 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective in January 2023 (the “Journey 2022 S-3”). This shelf registration statement covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. For the year ended December 31, 2024, Journey issued approximately 1.6 million shares of common stock at an average price of $5.19 per share for net proceeds of $7.9 million after deducting aggregate fees of $0.2 million. At December 31, 2024, 2,586,987 shares remain available for issuance under the Journey 2022 S-3.

Checkpoint

In March 2023, Checkpoint filed a registration statement on Form S-3 (File No. 333-270843), which was declared effective May 5, 2023 (the “Checkpoint 2023 S-3”). Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of December 31, 2024, approximately $65.7 million of the securities remain available for sale through the Checkpoint 2023 S-3.

In November 2024, Checkpoint received approximately $9.2 million upon the exercise of existing Series B warrants to purchase 3,256,269 shares of Checkpoint common stock, which warrants were originally issued and sold in a registered direct offering from May 2023 with an exercise price of $2.821 per share. The shares of common stock issuable upon the exercise of the warrants were registered under the Checkpoint 2023 S-3.

In July 2024, Checkpoint closed on a registered direct offering (the “Checkpoint July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, Checkpoint issued and sold common warrants (the “Checkpoint July 2024 Common Stock Warrants”) to purchase up to 5,853,659 shares of common stock. The Checkpoint July 2024 Common Stock Warrants have an exercise price of $2.05 per share, will be exercisable after requisite approval of Checkpoint’s stockholders is received, and have a term of exercise of five years from the issuance date. Checkpoint also issued the placement agent warrants to purchase up to 351,220 shares of common stock with an exercise price of $2.5625 per share. The total net proceeds from the Checkpoint July 2024 Registered Direct Offering, after deducting placement agent’s fees and other offering expenses, were approximately $11.0 million. The shares of common stock and the shares underlying the pre-funded warrants were sold in a registered offering under the Checkpoint 2023 S-3. In August 2024, Checkpoint filed a registration statement on Form S-3 to register the public resale of the shares of Checkpoint common stock issuable upon exercise of each of the Checkpoint July 2024 Common Stock Warrants and the placement agent warrants, which was declared effective August 30, 2024 (File No. 333-281650). All of the pre-funded warrants from the Checkpoint July 2024 Registered Direct Offering have been exercised.

In January 2024, Checkpoint closed on a registered direct offering (the “Checkpoint January 2024 Registered Direct Offering”) for the issuance and sale of 1,275,000 shares of its common stock at a purchase price of $1.805 per share. In addition, the offering includes pre-funded warrants to purchase 6,481,233 shares of common stock, which were sold at a price of $1.8049.  In a concurrent private placement, Checkpoint issued and sold common warrants (the “Checkpoint January 2024 Common Warrants”) to purchase up to 7,756,233 shares of Checkpoint common stock. The Checkpoint January 2024 Common Warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $1.68 per share. Checkpoint also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. Net proceeds to Checkpoint from the Checkpoint January 2024 Registered Direct Offering were $12.6 million after deducting commissions and other transaction costs. The offer and sale of the shares of common stock and the shares underlying the pre-funded warrants were registered under the Checkpoint 2023 S-3. In March 2024, Checkpoint filed a registration statement on Form S-3 to register the public resale of the shares of Checkpoint common stock issuable upon exercise of each of the Checkpoint January 2024 Common Stock Warrants and the placement agent warrants, which was declared effective April 5, 2024 (File No. 333-278397). All of the pre-funded warrants from the Checkpoint January 2024 Registered Direct Offering have been fully exercised.

Mustang

On April 23, 2021, Mustang filed a shelf registration statement on Form S-3 (File No. 333-255476) (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Through the Mustang 2021 S-3, Mustang was able to sell up to a total of $200 million of its securities. In 2024, Mustang sold approximately $4.4 million of securities under the Mustang 2021 S-3 until Mustang’s ability to register new offers and sales of securities under such registration statement expired on May 24, 2024.

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of December 31, 2024, approximately $34.8 million of the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3. The ability of Mustang to register new offers and sales of securities under the Mustang 2024 S-3 expires on June 12, 2027.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the year ended December 31, 2024, Mustang issued approximately 0.1 million shares of common stock at an average price of $18.78 per share for net proceeds of $2.5 million under the Mustang ATM, after deducting aggregate fees of approximately $0.1 million.

In October 2024, Mustang entered into a definitive agreement for the exercise of certain existing warrants to purchase an aggregate of 337,552 shares of its common stock having an exercise price of $11.85 per share, originally issued in May 2024. The issuance or resale of the shares of common stock issuable upon exercise of the existing warrants are registered pursuant to an effective registration statement filed by Mustang on Form S-1 (File No. 333-278006). The net proceeds to Mustang from the exercise of the existing warrants were approximately $3.6 million, after deducting placement agent fees and offering expenses payable by Mustang of $0.4 million.

In consideration for the immediate exercise of the existing warrants for cash, Mustang issued two new series of unregistered warrants to purchase up to an aggregate of 675,104 shares of common stock. The new warrants have an exercise price of $13.50 per share and became exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon exercise of the new warrants (the “Stockholder Approval”). One of the new series of warrants to purchase 337,552 shares of common stock has a term of five years from the Stockholder Approval, and the other new series of warrants to purchase 337,552 shares of common stock has a term of twelve months from the Stockholder Approval.

In June 2024, Mustang closed on a registered direct offering of 60,500 shares of common stock at $20.50 per share (or common stock equivalent) priced at-the-market under Nasdaq rules and pre-funded warrants to purchase up to 62,100 shares of common stock, at a price per pre-funded warrant equal to $20.495, the price per share of common stock, less $0.005.  The pre-funded warrants have an exercise price of $0.005 per share, became exercisable upon issuance and remain exercisable until exercised in full. In a concurrent private placement, Mustang also agreed to issue and sell unregistered warrants to purchase up to 62,100 shares of its common stock, with an exercise price of $20.495 per share, exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants and will expire five years from the date of such stockholder approval.  Net proceeds were approximately $2.1 million, after placement agent’s fees and other offering expenses. All of the 62,100 pre-funded warrants have since been exercised.

In May 2024, Mustang closed on an equity offering of 23,200 shares of common stock and pre-funded warrants to purchase up to 314,352 shares of common stock (or common stock equivalents in lieu thereof), and three series of 337,552 warrants each for a total of 1,012,656 warrants with a combined equity offering price of $11.85 per share (or per share common stock equivalent in lieu thereof) and accompanying warrants with an exercise price of $11.85 per share. The Series A-1 warrants have a five-year term, the Series A-2 warrants have a twenty-four month term, and the Series A-3 warrants have a nine month term. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the equity offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by Mustang was approximately $3.2 million.  All of the 314,352 pre-funded warrants have since been exercised.

Avenue

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. As of December 31, 2024, approximately $3.9 million of the securities were available for sale under the Avenue 2021 S-3, subject to General Instruction I.B.6. of Form S-3.

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue may offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offer and sale of the shares will be made pursuant to a base prospectus forming a part of the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the year ended December 31, 2024, Avenue issued 0.6 million shares through the Avenue ATM for net proceeds of $1.6 million.

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

Also in April 2024, Avenue entered into definitive agreements for the immediate exercise of certain of its existing outstanding warrants to purchase an aggregate of 689,680 shares of Avenue’s common stock at a reduced exercise price of $6.20 per share (the “May 2024 Warrant Inducement”). The exercised warrants are comprised of warrants to purchase shares of common stock originally issued by Avenue on October 11, 2022, each having an exercise price of $116.25 per share, Series A and Series B warrants to purchase shares of common stock originally issued by Avenue on November 2, 2023, each having an exercise price of $22.545 per share, and warrants to purchase shares of common stock originally issued by Avenue on January 9, 2024, each having an exercise price of $22.545 per share. Total net proceeds to Avenue were approximately $3.7 million after deducting placement agent fees and other expenses payable by Avenue.

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

Debt

Oaktree Facility

On July 25, 2024, Fortress entered into a $50.0 million senior secured credit agreement (the “New Oaktree Agreement”) with a maturity date of July 25, 2027 with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). The Company borrowed $35.0 million under the New Oaktree Agreement on the Closing Date (the “2024 Oaktree Note”) and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. The 2024 Oaktree Note replaces the 2020 Oaktree Note under which the remaining $50.0 million balance was repaid in full. The Company recorded a loss on extinguishment of debt of approximately $3.6 million, representing unamortized debt issuance costs and inclusive of a $1.0 million prepayment fee; the loss on extinguishment was recorded to interest expense in the consolidated statement of operations for the year ended December 31, 2024. Under the terms of the New Oaktree Agreement, the loans have a 30-month interest-only period with a maturity date of July 25, 2027, and bear interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 7.625% (subject to a 2.50% SOFR floor and a 5.75% SOFR cap). The Company is required to make quarterly interest-only payments until the maturity date. Fifty percent of the then-outstanding principal balance of the loans is due on March 31, 2027, with the remaining principal amount due on the maturity date.

The Company may voluntarily prepay, in whole or in part, the amounts due under the New Oaktree Agreement at any time subject to a prepayment fee. The New Oaktree Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the New Oaktree Agreement contains certain financial covenants, including, (i) a requirement that the Company maintain a minimum liquidity of $7.0 million, which may be reduced or increased as described in the New Oaktree Agreement, and (ii) that product net sales of Journey meet a consolidated minimum net sales amount of $50.0 million on a trailing 12-month basis, tested quarterly, which may be reduced or increased as described in the Agreement (the “Minimum Net Sales Test”), subject to certain exclusions. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company with respect to the Minimum Net Sales Test.

The New Oaktree Agreement contains events of default that are customary for financings of this type, in certain circumstances subject to customary cure periods. In addition, the Company is also required to (i) raise common equity, or receive in monetizations or distributions, by the end of each calendar year prior to the maturity date, in an aggregate amount equal to the greater of $20 million or 50% of an amount set forth in an annual budget delivered to the lenders and (ii) maintain a specified minimum equity stake in Journey. The capital raise and minimum stake covenants and financial covenants, including minimum liquidity and minimum net sales, will not apply if the outstanding principal balance of the loan is less than or equal to $10 million. Following an event of default and any cure period, if applicable, Oaktree will have the right upon notice to accelerate all amounts outstanding under the New Oaktree Agreement, in addition to other remedies available to the lenders as secured creditors of the Company.

In connection with the New Oaktree Agreement, the Company granted a security interest in favor of the Agent, for the benefit of the lenders, in substantially all of the Company’s assets, subject to customary exceptions, as collateral securing the Company’s obligations under the Agreement.

SWK Facility

On December 27, 2023 (the “SWK Closing Date”), Journey entered into a Credit Agreement with SWK Funding LLC (“SWK”). The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the SWK Closing Date, Journey drew $15 million. On June 26, 2024, Journey drew the remaining $5.0 million under the Credit Facility. On July 9, 2024, Journey entered into an Amendment to the Credit Agreement with SWK. This amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added was contractually required to be drawn upon FDA approval of Emrosi, subject to Journey receiving approval on or before June 30, 2025. Journey received FDA approval for Emrosi on November 4, 2024 and drew on the remaining $5.0 million on November 25, 2024. Loans under the Credit Facility mature on December 27, 2027, and bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments began in February 2024 and are paid quarterly. Beginning in February 2026, the Company is required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	Change
Total cash (used in)/provided by:
Operating activities	$(80,191)	$(128,225)	$48,034
Investing activities	(15,000)	(2,103)	(12,897)
Financing activities	70,641	32,739	37,902
Net decrease in cash and cash equivalents and restricted cash	$(24,550)	$(97,589)	$73,039

Operating Activities

Net cash used in operating activities decreased by $48.0 million from the year ended December 31, 2023 to the year ended December 31, 2024. The decrease is primarily attributable to the decrease in net loss of $33.3 million, the increase of $15.6 million in stock-based compensation expense, the one-time loss recovery payment of $4.6 million received by Journey from their previously disclosed September 2021 cybersecurity incident, the net decrease in cash from changes in operating assets and liabilities of $4.4 million offset by the decrease in loss from deconsolidation and dissolution of subsidiaries of $4.1 million and a $2.8 million decrease in research and development – licenses acquired expense due to Avenue’s license purchase in 2023.

Investing Activities

Net cash used by investing activities for the year ended December 31, 2023 of $2.1 million increased $12.9 million to $15.0 million for the year ended December 31, 2024. The change is due to Journey’s payment of the $15 million milestone due to Dr. Reddy in December 2024 triggered by the FDA approval of Emrosi. Upon the $15.0 million milestone payment, the assets that had been the subject of the exclusive license related to Emrosi, including the NDA itself, the patents and other intellectual property, were assigned to Journey.

Financing Activities

Net cash provided by financing activities increased $37.9 million from the year ended December 31, 2023 to the year ended December 31, 2024. The increase is primarily due to proceeds from long term debt of $33.7 million, the issuance of common stock in public offerings of $17.4 million and at-the-market offerings, net of $3.7 million, proceeds from partner company offerings and warrant exercises of $49.7 million, and proceeds from partner company at-the-market offerings, net of $12.0 million, partially offset by repayment of debt of $51 million in the year ended December 31, 2024.

Components of cash flows from publicly-traded partner companies are:

	For the Year Ended December 31, 2024
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(19,527)	$(9,026)	$(31,101)	$(9,127)	$(11,410)	$(80,191)
Investing activities	—	—	—	(15,000)	—	(15,000)
Financing activities	(231)	9,837	32,777	16,993	11,265	70,641
Net increase (decrease) in cash and cash equivalents and restricted cash	$(19,758)	$811	$1,676	$(7,134)	$(145)	$(24,550)

	For the Year Ended December 31, 2023
($ in thousands)	Fortress[1]	Avenue	Checkpoint	JMC	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(26,947)	$(9,451)	$(47,590)	$5,240	$(49,477)	$(128,225)
Investing activities	11	(3,000)	—	(5,000)	5,886	(2,103)
Financing activities	15,648	7,526	40,450	(4,804)	(26,081)	32,739
Net decrease in cash and cash equivalents and restricted cash	$(11,288)	$(4,925)	$(7,140)	$(4,564)	$(69,672)	$(97,589)

Note 1: Includes Fortress and non-public subsidiaries.

Contractual Obligations

Our short-term and long-term contractual obligations as of December 31, 2024 include:

●	Contractual payments related to our long-term debt (see Note 9, Debt and Interest, to our Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K);
●	obligations under our leases (see Note 14, Commitments and Contingencies to our Consolidated Financial Statements); and
●	obligations under license agreements (see Note 7, License Agreements to our Consolidated Financial Statements).

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and directors, including their ages as of the date of this Form 10-K.

Name	Age	Position
Lindsay A. Rosenwald, M.D.	69	Chairman of the Board of Directors, President and Chief Executive Officer
David Jin	35	Chief Financial Officer and Head of Corporate Development
Michael S. Weiss	59	Executive Vice Chairman, Strategic Development
Jimmie Harvey, Jr., M.D.	73	Director
Malcolm Hoenlein	81	Director
Dov Klein, CPA	73	Director
J. Jay Lobell	62	Director
Kevin L. Lorenz, J.D.	60	Director
Lucy Lu, M.D.	50	Director

Lindsay A. Rosenwald, M.D. has served as a member of the Company’s Board of Directors since October 2009 and as Chairman, President and Chief Executive Officer of the Company since December 2013. Dr. Rosenwald also currently serves as a member of the board of directors of Fortress partner companies Avenue (OTC: ATXI), Checkpoint (Nasdaq: CKPT), Mustang (Nasdaq: MBIO) and Journey (Nasdaq: DERM). Additionally, Dr. Rosenwald serves as a member of the board of directors of each of Fortress’ private subsidiaries (and has so served in each case since company inception). From 1991 to 2008, Dr. Rosenwald served as the Chairman of Paramount BioCapital, Inc. Over the past 30 years, Dr. Rosenwald has acted as a biotechnology entrepreneur and has been involved in the founding, recapitalization and sale of numerous public and private biotechnology and life science companies. He received his B.S. in finance from Pennsylvania State University and his M.D. from Temple University School of Medicine.

David Jin has served as our Chief Financial Officer since August 2022 and as Head of Corporate Development since May 2020. He also serves on the Board of Directors of Mustang (Nasdaq: MBIO) and as Interim Chief Financial Officer and Chief Operating Officer of Avenue (OTC: ATXI) (both Fortress partner companies). Previously, he was on the investment team in the Private Equity & Real Assets group at Barings, Director of Corporate Development at Sorrento Therapeutics, Vice President of Healthcare Investment Banking at FBR & Co., and was in the management consulting group at IMS Health (now IQVIA). He holds a B.S. in Industrial Engineering & Management Sciences with a double-major in Mathematical Methods in the Social Sciences from Northwestern University.

Michael S. Weiss has served as our Executive Vice Chairman, Strategic Development since February 2014. He currently serves as a member of the board of directors of several of our partner companies, including as Chairman of the Board of Directors of Checkpoint (Nasdaq: CKPT) and Executive Chairman of the Board of Directors of  Mustang (Nasdaq: MBIO). Since December 2011, Mr. Weiss has served in multiple capacities at TG Therapeutics, Inc. (Nasdaq: TGTX), a related party, and is currently its Executive Chairman, Chief Executive Officer and President. In 1999, Mr. Weiss founded Access Oncology, which was later acquired by Keryx Biopharmaceuticals (Nasdaq: KERX) in 2004. Following the merger, Mr. Weiss remained as CEO of Keryx. He began his professional career as a lawyer with Cravath, Swaine & Moore LLP. Mr. Weiss earned his B.S. in Finance from The University of Albany and his J.D. from Columbia Law School.

Jimmie Harvey, Jr., M.D. has served as a member of the Board of Directors since December 2008. In 1984, Dr. Harvey founded Birmingham Hematology and Oncology Associates, L.L.C. (now Alabama Oncology, L.L.C.), a private medical company located in Birmingham, Alabama. Dr. Harvey served as President of Alabama Oncology, LLC until 2020. Dr. Harvey has experience in clinical trial execution and management and was a principal investigator in two trials, one investigating a novel monoclonal antibody and the other investigating a small molecule used to treat immunologic malignancies. Dr. Harvey holds a B.A. in chemistry from Emory University and received his M.D. from Emory University School of Medicine. Dr. Harvey completed his medical oncology training at the Vincent T. Lombardi Cancer Center at Georgetown University. Based on Dr. Harvey’s medical background, including his oncology expertise, the Board of Directors believes that Dr. Harvey has the appropriate set of skills to serve as a member of the Board in light of the Company’s business and structure.

Malcolm Hoenlein has served as a member of the Board of Directors since February 2014. From 1986 to 2021, Mr. Hoenlein served as Executive Vice Chairman of the Conference of Presidents of Major American Jewish Organizations, the coordinating body on international and national concerns for 51 national American Jewish organizations and since 2021 continues as Vice Chairman Emeritus. Previously, he served as the founding Executive Director of the Jewish Community Relations Council of Greater New York. Prior to that, he was the founding Executive Director of the New York Conference on Soviet Jewry. A National Defense Fellow at the Near East Center of the University of Pennsylvania, Mr. Hoenlein taught International Relations in the Political Science Department and served as a Middle East specialist at the Foreign Policy Research Institute. In addition, he served on the editorial staff of ORBIS, the Journal of World Affairs. He serves currently as a director of Nanox Imaging Plc. and Bonus BioGroup. He previously served as a director for DarioHealth Corp, WellSense Technology, Delek Oil, Eco-Fusion North America, Inc., Powermat USA, and Bank Leumi USA. Mr. Hoenlein has a B.A. in Political Science from Temple University and an M.A. in International Relations from the University of Pennsylvania, as well as an Hon. LL.D. from Touro College, an Hon. D.H.L. from Yeshiva University, an Hon. D.H.L. from Temple University and an Hon. D.H.L. from Bar Ilan University. Based on Mr. Hoenlein’s demonstrated sound business judgment and leadership and management experience, the Board of Directors believes that Mr. Hoenlein has the appropriate set of skills to serve as a member of the Board in light of the Company’s business and structure.

Dov Klein, CPA, has served as a member of the Board of Directors since July 2015. From January 2016 through December 31, 2020, Mr. Klein was an audit partner at Marks Paneth LLP, a certified public accounting and consulting firm. Effective January 1, 2021, Mr. Klein is a retired partner of Marks Paneth LLP. Prior to 2016, Mr. Klein was an audit partner at RSSM CPA LLP, a certified public accounting and strategic advisory firm, which he joined in 2001. His practice focused on audits and reviews and compilation of financial statements for clients in various industries. Mr. Klein has also consulted on matters in litigation and conducted financial due diligence in mergers and acquisitions as well as business planning for growing businesses. Mr. Klein has been a certified public accountant since 1978 and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Klein received his BSc in Accounting from Brooklyn College, The City University of New York.

J. Jay Lobell has served as a member of the Board of Directors since June 2006. Mr. Lobell is President of GMF Capital, LLC which he co-founded in January 2016. Mr. Lobell was also a founder of Beech Street Capital, LLC, a real estate lending company, serving as its Vice Chairman from December 2009 until the company’s sale to Capital One Financial Corporation in November 2013. From January 2005 to December 2009, Mr. Lobell served as President and Chief Operating Officer of Paramount Biosciences, LLC, or PBS, a private biotechnology investment and development company. In that capacity, he had substantial responsibility for the assembly and oversight of companies PBS founded and incubated, including the Company. Mr. Lobell currently serves on the board of directors of several private companies, including Sava Senior Care, where he has served since September 2013, Tender Touch Rehabilitation Services, where he has served since October 2014, and Pardes Biosciences, where he has served since January 2021. Mr. Lobell was a partner in the law firm Covington & Burling LLP from October 1996 through January 2005, where he advised companies and individuals as a member of the firm’s securities litigation and white collar defense practice group. Mr. Lobell received his B.A. (summa cum laude, Phi Beta Kappa) from The City University of New York and his J.D. from Yale Law School, where he was senior editor of The Yale Law Journal.

Kevin L. Lorenz, J.D., has served as a member of the Board of Directors since August 2019. Mr. Lorenz has over 25 years of experience guiding and implementing investment strategies across public and private companies. Since 2021, Mr. Lorenz has served as a Director at Adventus Capital Partners. Since 2015, Mr. Lorenz has been Chief Investment Officer, Senior Vice President, Treasury & Private Investments at the Katz Group in the family office of Daryl Katz, which has operations in sports and entertainment, real estate, and public and private investments. Mr. Lorenz works directly with the principal of the Katz Group to oversee the design, implementation, and monitoring of the overall investment strategy for public and private passive investments. Prior to joining the Katz Group, Mr. Lorenz was Director, Ultra High Net Worth (“UHNW”) Private Client Business at Credit Suisse Securities, LLC from 2009 - 2015, where he was selected to expand Credit Suisse’s UHNW private client business into Canada. From 2004 to 2009, Mr. Lorenz was the Director, UHNW Management Group at UBS Financial Services, Inc., where he was a key contributor to the formation and development of the company’s first dedicated UBS UHNW office. Earlier in his career, he held positions of increasing responsibility at Merrill Lynch Pierce Fenner & Smith, Inc. and the Office of the Comptroller of the Currency, an independent bureau within the U.S. Department of the Treasury that charters, regulates and supervises all national banks and thrift institutions. Mr. Lorenz holds a J.D. from George Mason University Antonin Scalia Law School, an M.B.A. from Benedictine University and a B.S. in economics from Illinois State University.

Lucy Lu, M.D., has served as a member of the Board of Directors since December 2022.  She previously served as the Executive Vice President and Chief Financial Officer of the Company from February 2012 to June 2017 and the President and Chief Executive Officer of Avenue Therapeutics, Inc. (OTC: ATXI) from July 2017 until March 2022. Prior to working in the biotech industry, Dr. Lu had 10 years of experience in healthcare-related equity research and investment banking. Additionally, Dr. Lu has served as a member of the Board of Directors of Veru, Inc. where she is the Chair of the Audit Committee and serves on the Compensation Committee, since 2021, a position she also held from 2016 to 2018, and has served as a member of the Board of Directors of Iventiva S.A. since 2018. From February 2007 through January 2012, Dr. Lu was a senior biotechnology equity analyst with Citigroup Investment Research. From 2004 until joining Citigroup, she was with First Albany Capital, serving as Vice President from April 2004 until becoming a Principal of the firm in February 2006. Dr. Lu holds an M.D. degree from the New York University School of Medicine and an M.B.A. from the Leonard N. Stern School of Business at New York University. Dr. Lu obtained a B.A. from the University of Tennessee’s College of Arts and Science.

Family Relationships

There is no family relationship between and among any of our executive officers or directors.

Board Structure and Leadership

Our Bylaws provide that our Board shall consist of between one and nine directors, and such number of directors within this range may be determined from time to time by resolution of our board of directors or our stockholders. Currently, we have eight directors.

The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes that it is in the best interests of the Company to make that determination based on the direction of the Company and the current membership of the Board.  The Board has determined that having a director who is also the Chief Executive Officer serve as the Chairman is in the best interest of the Company’s stockholders at this time.

During 2024, our Board held ten meetings.  During 2024, each director attended at least 88% of the meetings of the Board and the meetings of those committees on which each director served, in each case during the period that such person was a director.   Our directors are expected to attend each Annual Meeting of Stockholders.

Director Independence

Fortress adheres to the corporate governance standards adopted by The Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board completed its annual review of director independence on March 27, 2025. During the review, our Board considered relationships and transactions during 2024 and during the past three fiscal years between each director or any member of his or her immediate family, on the one hand, and the Company and our partner companies and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Dr. Harvey and Messrs. Hoenlein, Klein, Lobell, and Lorenz are independent under the criteria established by Nasdaq and our Board.

Board Committees

The permanent committees established by our Board are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, descriptions of which are set forth in more detail below.

Audit Committee

The Audit Committee currently consists of Messrs. Klein (chair) and Lobell, and Dr. Harvey. During 2024, the Audit Committee held four meetings. The duties and responsibilities of the Audit Committee are set forth in the Charter of the Audit Committee which was recently reviewed by our Audit Committee. Our Audit Committee determined that no revisions needed to be made to the charter at this time. A copy of the Charter of the Audit Committee is available on our website, located at www.fortressbiotech.com, under the Investors – Governance – Governance Documents section. Among other matters, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of our independent registered public accounting firm and consulting with and reviewing the services provided by our independent registered public accounting firm. Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.

The SEC and Nasdaq have established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. Our Board of Directors has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees. Based upon this examination, our Board of Directors has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with the rules of the SEC and Nasdaq.

Additionally, the SEC requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. Our Board has determined that Mr. Klein is an “audit committee financial expert,” as the SEC defines that term, and is an independent member of our Board of Directors and our Audit Committee. Please see Mr. Klein’s biography in “Item 10. Directors, Executive Officers, and Corporate Governance” for a description of his relevant experience.

Compensation Committee

The Compensation Committee held one meeting and took action by unanimous consent one time during 2024. The Compensation Committee currently consists of Messrs. Lobell (chair), Klein and Dr. Harvey. The duties and responsibilities of the Compensation Committee are set forth in its charter. A copy of the charter of the Compensation Committee is available on the Company’s website, located at www.fortressbiotech.com, under the Investors — Governance — Governance Documents section. As discussed in its charter, among other things, the duties and responsibilities of the Compensation Committee include annually evaluating the performance of the Chief Executive Officer and our other executive officers, determining the overall compensation of the Chief Executive Officer and our other executive officers and administering all executive compensation programs, including, but not limited to, our incentive and equity-based plans. The Compensation Committee also reviews and discusses with management the compensation disclosures in our proxy statement and reviews and approves the say on pay and frequency proposals to be periodically included in our proxy statement. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than himself. The Compensation Committee may delegate its authority to grant awards to certain employees, and within specified parameters under the Compensation Committee Charter, to a special committee consisting of one or more directors who may but need not be officers of the Company.

Nasdaq has established rules and regulations regarding the composition of compensation committees and the qualifications of compensation committee members. Our Board of Directors has examined the composition of our Compensation Committee and the qualifications of our Compensation Committee members in light of the current rules and regulations governing compensation committees. Based upon this examination, our Board of Directors has determined that each member of our Compensation Committee is independent and is otherwise qualified to be a member of our Compensation Committee in accordance with such rules.

Nominating Committee

The Nominating and Corporate Governance Committee is currently composed of Messrs. Lobell (chair), Hoenlein and Klein. The functions of the Nominating and Corporate Governance Committee include, among other things:

●	making recommendations to the Board of Directors regarding the size and composition of the Board of Directors;
●	developing minimum qualifications for director candidates and evaluating such candidates in such a manner as the Nominating and Corporate Governance Committee deems appropriate;
●	except where otherwise required, selecting candidates for election to the Board of Directors and to fill any vacancies on the Board of Directors, such selected candidates to then be voted by the Board of Directors;
●	establishing procedures for the nomination process;
●	establishing and administering periodic assessment procedures relating to the performance of the Board of Directors as a whole and its individual members; and
●	making recommendations to the Board of Directors regarding corporate governance matters and practices, including formulating and periodically reviewing corporate governance guidelines to be adopted by the Board of Directors.

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for establishing the qualifications for director candidates. The Committee does not have a formal policy on Board of Directors candidate qualifications. It may consider those factors it deems appropriate in evaluating director nominees made either by the Board of Directors or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skills relative to other Board of Directors’ members, specialized knowledge or experience, and diversity. Depending upon the current needs of the Board of Directors, certain factors may be weighed more or less heavily than others. In considering candidates for the Board of Directors, the directors evaluate the entirety of each candidate’s credentials and do not currently have any specific minimum qualifications that must be met. The directors will consider candidates from any reasonable source, including current Board of Directors’ members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who made the recommendation. Our policy describing our director nomination process is included in our Nominating and Corporate Governance Committee Charter, which is available on the Company’s website, located at www.fortressbiotech.com, under the Investors — Governance — Governance Documents section. We believe that the current process in place functions effectively to select director nominees who will be valuable members of our Board of Directors. We identify potential nominees to serve as directors through a variety of business contacts, including current executive officers, directors, community leaders and stockholders. We may, to the extent appropriate, retain a professional search firm or other advisors to identify potential nominees.

We will also consider candidates recommended by stockholders for nomination to our Board. A stockholder who wishes to recommend a candidate for nomination to our Board must submit such recommendation to our General Counsel and Corporate Secretary, Sam Berry, at our offices located at 1111 Kane Concourse Suite 301, Bay Harbor Islands, FL 33154. Any recommendation must be received not less than 45 calendar days nor more than 75 calendar days before the anniversary date of the previous year’s annual meeting. All stockholder recommendations of candidates for nomination for election to our Board must be in writing and must set forth the following: (i) the candidate’s name, age, business address, and other contact information, (ii) the number of shares of common stock beneficially owned by the candidate, (iii) the date or dates such shares were acquired and the investment intent of such acquisition, (iv) a complete description of the candidate’s qualifications, experience, background and affiliations, as would be required to be disclosed in the proxy statement pursuant to Schedule 14A under the Exchange Act, (v) a written statement by the candidate in which he or she consents to being named in the proxy statement as a nominee and to serve as director if elected, and (vi) the name and address of the stockholder(s) of record making such a recommendation.

We believe that our Board as a whole should encompass a range of talent, skill, and expertise enabling it to provide sound guidance with respect to our operations and interests. Our independent directors evaluate all director candidates by reviewing their biographical information and qualifications. If the independent directors determine that a candidate is qualified to serve on our Board, such candidate is interviewed by at least one of the independent directors and our Chief Executive Officer. Other members of the Board also have an opportunity to interview qualified candidates. The independent directors then determine, based on the background information and the information obtained in the interviews, whether to recommend to the Board that the candidate be nominated for approval by the stockholders to fill a directorship. With respect to an incumbent director whom the independent directors are considering as a potential nominee for re-election, the independent directors review and consider the incumbent director’s service during his or her term, including the number of meetings attended, level of participation, and overall contribution to the Board. The manner in which the independent directors evaluate a potential nominee does not differ based on whether the candidate is recommended by our directors or stockholders.

We consider the following qualifications, among others, when making a determination as to whether a person should be nominated to our Board: the independence of the director nominee; the director nominee’s character and integrity; financial literacy; level of education and business experience, including experience relating to biopharmaceutical companies; whether the director nominee has sufficient time to devote to our Board; and the director nominee’s commitment to represent the long-term interests of our stockholders. We review candidates in the context of the current composition of the Board and the evolving needs of our business. We believe that each of the current members of our Board (all of whom are director nominees) has the requisite business, biopharmaceutical, financial or managerial experience to serve as a member of the Board, as described above in their biographies under the heading “Our Board of Directors.” We also believe that each of the current members of our Board has other key attributes that are important to an effective board, including integrity, high ethical standards, sound judgment, analytical skills, and the commitment to devote significant time and energy to service on the Board and its committees.

Code of Business Conduct and Ethics

We have adopted the Code of Business Conduct and Ethics, or the Code, which applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code includes guidelines dealing with the ethical handling of conflicts of interest, compliance with federal and state laws, financial reporting, and our proprietary information. The Code also contains procedures for dealing with and reporting violations of the Code. We have posted our Code of Business Conduct and Ethics under the Investors — Governance — Governance Documents section of the Company’s website, located at www.fortressbiotech.com. Any changes to or waivers of the Code of Ethics will be posted at that website.

Insider Trading Policy Prohibiting Hedging and Speculative Trading

We maintain an insider trading policy (“Insider Trading Policy”) that governs the purchase, sale and other dispositions of our securities by the Company, directors, officers and employees. Our Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Additionally, pursuant to our Insider Trading Policy, our officers, directors, and employees are prohibited from engaging in speculative trading, including hedging transactions or short sale transactions with respect to Company securities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in our equity securities, and to provide copies of such reports to us. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, we believe that during the fiscal year ended December 31, 2024, there were no Section 16(a) filings that were untimely.

Item 11.    Executive Compensation

Named Executive Officers

As determined in accordance with SEC rules, our “named executive officers” (“NEOs”), which include all executive officers serving during 2024, are the individuals set forth below:

●Lindsay A. Rosenwald, M.D., our Chairman, President and Chief Executive Officer;

●David Jin, our Chief Financial Officer and Head of Corporate Development; and

●Michael S. Weiss, our Executive Vice Chairman, Strategic Development

The following table sets forth information concerning compensation paid by the Company and its consolidated subsidiaries to our NEOs for their services rendered in all capacities during the years ended December 31, 2024, and 2023.

Summary Compensation Table

							Non-equity
							Incentive	All
					Stock	Option	Plan	Other
		Salary	Bonus		Awards(1)	Awards(1)	Compensation	Compensation(2)	Total
Name and principal position(s)	Year	($)	($)		($)	($)	($)	($)	($)
Lindsay A. Rosenwald, M.D.
Chairman, President and	2024	$62,665	—		$1,153,032	$64,500	—	$150,000	$1,430,197
Chief Executive Officer	2023	62,665	—		805,920	104,000	—	150,000	1,122,585

David Jin
Chief Financial Officer and	2024	420,000	—		1,899,900	—	—	14,467	2,334,367
Head of Corporate Development	2023	400,000	160,000	(3)	330,400	582,500	—	7,333	1,480,233

Michael S. Weiss
Executive Vice Chairman,	2024	62,665	—		1,047,680	—	—	120,000	1,230,345
Strategic Development	2023	62,665	—		779,994	—	—	120,000	962,659

(1)	Represents the aggregate grant date fair value of equity-based awards granted by the Company and its consolidated subsidiaries, computed in accordance with FASB Accounting Standards Codification Topic 718, Stock Compensation, as modified or supplemented (“FASB ASC Topic 718”), as described in Note 13. In accordance with the terms of the LTIP (as defined below), on January 1, 2025, Dr. Rosenwald and Mr. Weiss were each awarded 454,163 shares of restricted common stock of the Company (or one percent (1%) of the total outstanding shares of the Company) for their performance in 2024. In 2024 Mr. Jin was awarded 1,000,000 Restricted Stock Units of the Company and 65,000 Restricted Stock Units of Avenue for his roles as Interim Chief Operating Officer, Chief Financial Officer and Corporate Secretary of Avenue. Additionally, Dr. Rosenwald received 82,051 restricted shares of Checkpoint common stock, 9,728 restricted shares of Journey common stock, and 30,000 options in respect of Avenue common stock for his role on the Board of Directors of those companies for the year ended December 31, 2024. Mr. Weiss received 82,051 restricted shares of Checkpoint common stock in his capacity as Chairman of the Board of Checkpoint for the year ended 2024.
(2)	All Other Compensation for 2024 for Dr. Rosenwald comprises $50,000 in cash fees from each of Checkpoint, Mustang, and Journey for his service on the Boards of Directors of those companies for the year ended December 31, 2024. All Other Compensation for 2024 for Mr. Weiss, in each case to an LLC wholly-owned by Mr. Weiss, comprises $60,000 cash fees received for his service as Chairman of the Board of Checkpoint, and $60,000 in cash fees received for his service as Chairman of the Board and Executive Chairman of Mustang. All Other Compensation for 2024 for Mr. Jin comprises Company matching 401(k) contributions of $14,467.
(3)	This amount represents an discretionary bonus awarded by the Compensation Committee to Mr. Jin in January 2025. Although this bonus was not awarded until 2025, it relates to services performed in 2023 and we have therefore restated Mr. Jin’s 2023 compensation to include it. Other than the addition of this bonus amount, no other changes have been made to Mr. Jin’s previously reported 2023 compensation.

Summary of Material Components of Compensation Program

The Company believes in providing its executive management team a competitive total compensation package featuring a combination of elements. The executive compensation programs are designed to achieve the following objectives:

●	reward performance;
●	attract, motivate and retain executives of outstanding ability and potential; and
●	ensure that executive compensation is rationally related to building stockholder value.

The Board of Directors believes that the Company’s executive compensation programs should include short- and long-term components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations.

Base Salaries

Base salaries for the Company’s executives are initially established through arm’s-length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience, prior salary, the scope of his or her responsibilities, and competitive market compensation paid by other companies for similar positions within the industry. Base salaries are reviewed annually, typically in connection with the annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. While other of the Company’s executives are paid salaries typical within the industry for persons of their experience and expertise, Dr. Rosenwald and Mr. Weiss have elected to largely forego the payment of salary from the Company.

Annual Discretionary Bonuses

In addition to the payment of base salaries, the Company believes that discretionary bonuses can play an important role in providing appropriate incentives to its executives to achieve the Company’s strategic objectives. However, for 2024, no annual bonuses were paid to our executive officers.

Amended and Restated Long Term Incentive Plan

The Fortress Biotech, Inc. Amended and Restated Long Term Incentive Plan (the “LTIP”) is designed to compensate Dr. Rosenwald and Mr. Weiss based on their responsibilities and for their contributions to the successful achievement of certain corporate goals and objectives of the Company. The LTIP awards are intended to enable each executive to share in the successes and risks of the Company. Eligible participants in the LTIP include Dr. Rosenwald, Mr. Weiss, or any limited liability company or limited partnership owned and controlled by Dr. Rosenwald or Mr. Weiss, provided such entity has a bona fide service provider relationship with the Company (“Eligible Entities” and together with Dr. Rosenwald and Mr. Weiss, the “LTIP Participants”).

On January 1 of each year, until and including 2025, the LTIP entitles the Company to grant restricted shares of common stock of the Company to each of the LTIP Participants equal to up to one percent (1%) of the total outstanding shares of common stock of the Company, such actual amount to be based upon the achievement of the goals and objectives of each individual as set by the Compensation Committee for the preceding year. In the case of the LTIP Participants, such goals and objectives include, among other things: the Company’s in-licensing of new medical technologies of substantial promise; operational and cash management; the Company’s issuance of new debt securities; the Company’s achievement of developmental, regulatory and clinical milestones in respect of its in-licensed technologies; the recruitment and retention of personnel; share price performance; trading volume of the Company’s public securities; and the overall positioning of the Company within its relevant market.

Restricted shares granted under the LTIP vest upon (i) the Company achieving a specified increase in market capitalization since the grant date and (ii) the participant remaining in service with the Company until (or being involuntarily terminated prior to) July 16, 2025. The award would also vest upon a change in control of the Company before July 16, 2025, provided the eligible participant remains in service with the Company until the date of such transaction. If the restricted shares do not vest as described above, they will be subject to a repurchase option by the Company at a nominal price for 90 days following the earlier of July 16, 2025 or the participant’s voluntary separation from service with the Company.

In addition, pursuant to the LTIP, upon the formation of each new subsidiary of the Company, the LTIP Participants are to each receive five percent (5%) of the total outstanding shares of common stock of the subsidiary.

Retirement Plans

We maintain a tax-qualified retirement plan (the “401(k)”) plan for eligible employees, including our named executive officers. Eligible employees may make voluntary contributions from their eligible pay and may defer up to 86% of their annual compensation, up to certain limitations imposed by the Internal Revenue Code of 1986, as amended. We match employee contributions in an amount equal to 100% of 4% of the employee’s eligible compensation. All such employee contributions and matching contributions are immediately and fully vested.

Equity Incentive Compensation

The Company believes that by providing its executives the opportunity to increase their ownership of Company stock, the interests of its executives will be more closely aligned with the best interests of the Company’s stockholders, encouraging long-term performance. The stock awards enable the executive officers to participate in the appreciation of the value of the Company’s stock, while personally participating in the risks of business setbacks. The Company grants equity awards to its executives pursuant to the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as has been amended from time to time (the “2013 Plan”).

While the Company has awarded stock options to the executive officers as incentives in the past, it more recently has awarded restricted stock or restricted stock units (“RSUs”) to its executives. These RSU or restricted stock awards generally vest in installments over a period of several years. Several of the Company’s subsidiaries also periodically grant awards of stock options, restricted stock or RSUs to executive officers of the Company in respect of their service as officers or directors of those subsidiaries.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information regarding outstanding equity awards held by the Company’s named executive officers, in securities of the Company and its subsidiaries, as of December 31, 2024.

	Option Awards							Stock Awards
													Equity
	Number of									Market	Equity		Incentive
	Securities		Number of					Number of		Value of	Incentive		Plan Awards:
	Underlying		Securities					Shares or		Shares or	Plan		Market or
	Unexercised		Underlying		Option/		Option/	Units of		Units of	Awards:		Payout
	Options/		Unexercised		Warrant		Warrant	Stock That		Stock That	Number or		Value of
	Warrant		Options		Exercise		Expiration	Have Not		Have Not	Unearned		Unearned
Name	Exercisable (#)		Unexercisable (#)		Price ($)		Date	Vested (#)		Vested ($)(1)	Shares (#)		Shares ($)(1)
Lindsay A. Rosenwald, M.D.	1,666	(2)	—		$20.55		10/05/2025	104,295	(3)	$333,744	81,286	(4)	$164,604
	444		889	(5)	85.50		6/30/2033	348,838	(6)	706,397	216,465	(7)	438,342
	—		30,000	(8)	2.46		9/23/2034	9,728	(9)	38,036	—		—
	—		—		—		—	239	(10)	2,115	—		—

David Jin	125,000		125,000		1.14	(11)	6/30/2033	10,000	(12)	39,100	—		—
	62,500		187,500		1.29	(13)	10/10/2033	32,500	(14)	65,000	—		—
	—		—		—		—	1,000,000	(15)	2,025,000	—		—
	—		—		—		—	105,000	(16)	212,625	—		—
	—		—		—		—	41,250	(17)	83,531	—		—

Michael S. Weiss	—		—		—		—	104,295	(3)	333,744	81,286	(4)	164,604
	—		—		—		—	348,838	(6)	706,397	216,465	(7)	438,342
	—		—		—		—	239	(10)	2,115	—		—
								87,970	(18)	178,139	—		—
(1)	Based on the closing stock price on the Nasdaq Capital Market on the last trading day of the most recently completed fiscal year, as applicable, Fortress: $2.025; Checkpoint: $3.20, Journey: $3.91, Mustang: $8.85 and Avenue: $2.00.

(2)	Represents vested options in respect of Fortress common stock.
(3)	Represents restricted shares in Checkpoint that vest as follows: 4,761 restricted shares that vest on June 16, 2025; 17,483 restricted shares that vest on June 13, 2026; 32,051 restricted shares that vest on May 14, 2027; and 50,000 shares that vest in three equal installments on the first, second and third anniversaries of the grant date of May 14, 2024.
(4)	Represents restricted shares of the Company that vest if both of the following conditions are met: (a) there is an increase in the market capitalization of the Company of at least $100,000,000 since January 1, 2023 and before July 16, 2025, and (b) the grantee (or a limited liability company or limited partnership owned by the grantee) either remains in service with the Company through July 16, 2025 or experiences an involuntary separation prior to such date.
(5)	Represents options in respect of Avenue common stock, which vest (or vested) in equal installments on January 1 of each of 2024, 2025 and 2026.
(6)	Represents restricted shares of the Company that vest on July 16, 2025.
(7)	Represents restricted shares of the Company that vest if both of the following conditions are met: (a) there is an increase in the market capitalization of the Company of at least $100,000,000 since January 1, 2024 and before July 16, 2025, and (b) the grantee (or a limited liability company or limited partnership owned by the grantee) either remains in service with the Company through July 16, 2025 or experiences an involuntary separation prior to such date.
(8)	Represents options in respect of Avenue common stock, which vest in equal installments on January 1 of each of 2025, 2026 and 2027.
(9)	Represents restricted shares in Journey that vest on July 8, 2025.
(10)	Represents restricted shares in Mustang that vest as follows: 95 restricted shares that vest on June 17, 2025 and 144 restricted shares that vest on July 5, 2026.
(11)	Represents options in respect of Avenue common stock, which vest (or vested) in equal installments on August 1 of each of 2023, 2024, 2025 and 2026.
(12)	Represents restricted stock units in Journey which vest in equal installments on July 21 of each of 2025 and 2026.
(13)	Represents options in respect of Urica common stock, which vest (or vested) in equal installments on October 10 of each of 2023, 2024, 2025 and 2026.
(14)	Represents restricted stock units in Avenue that vest in equal installments on September 23 of each of 2025 and 2026.
(15)	Represents deferred restricted stock units of the Company that vest in 16 equal quarterly installments through the period ending December 31, 2028.
(16)	Represents deferred restricted stock units of the Company that vest in 12 equal quarterly installments through the period ending December 31, 2027.
(17)	Represents deferred restricted stock units of the Company that vest in 22 equal monthly installments through the period ending October 31, 2026.
(18)	Represents restricted shares of the Company that vest on December 19, 2027.

Summary of Employment or Agreements and Arrangements

Executive Employment Agreements

The Company has not entered into employment agreements with Dr. Rosenwald, Mr. Weiss, or Mr. Jin. The forfeiture conditions applicable to restricted shares granted to Dr. Rosenwald, Mr. Weiss or related entities under the LTIP lapses upon the occurrence of a corporate transaction (as defined in the LTIP) if the eligible employee is in service on the date of the corporate transaction, or upon a termination of service other than a voluntary separation.

Clawback Policy

Pursuant to Nasdaq listing requirements, we have adopted a policy providing for the recovery of erroneously awarded incentive-based compensation received by our executive officers or the executive officers of one of our subsidiaries during an applicable recovery period (the “Clawback Policy”). Under the Clawback Policy, in the event that financial results upon which a cash or equity-based incentive award was based becomes the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the Clawback Policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate award reflects the financial results as restated. The Clawback Policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to covered executive officers during the last completed three fiscal years immediately preceding the date on which we are required to prepare the accounting restatement.

Timing of Equity Awards

While we have no set policy or practice regarding the timing of stock option awards or similar instruments in relation to the disclosure of material nonpublic information, we do not time the release of material information to affect the value of stock options.  In general, the timing of stock option awards is dictated by the event or circumstance giving rise to the award and the schedules of the directors responsible for approving the award. In 2024, options were not issued to our named executive officers during the period beginning four business days before and ending one business day after the filing of a Form 10-Q, Form 10-K or Form 8-K that discloses material nonpublic information. If, in the future, a stock option grant is made at a time that material nonpublic information exists, the directors approving the award would be responsible for considering the anticipated effect of that information on our stock price and would take such effect into account when sizing and pricing the award.

Director Compensation

Non-employee directors are compensated pursuant to the Company’s Non-Employee Director Compensation Policy and each non-employee director is eligible to receive a board fee of $30,000 annually, payable in quarterly installments. Audit Committee members are eligible to receive an additional committee fee of $7,500 annually, payable in quarterly installments, and the chair of the Audit Committee is eligible to receive an additional Audit Committee chair fee of $55,000 annually, payable in quarterly installments. Compensation Committee, Nominating and Governance Committee, and Strategic Transaction Committee members are each eligible to receive an additional committee fee of $5,000 annually, payable in quarterly installments, and chairs of each of those committees are eligible to receive a committee chair fee of $10,000 annually, payable in quarterly installments.

Non-employee directors may also receive stock options, restricted stock, or a restricted stock unit grant for shares of the Company’s common stock upon appointment and on an annual basis thereafter. Simiarly, Strategic Transaction Committee members may also receive an additional equity award upon appointment to that committee and on an annual basis thereafter.

On January 1, 2024, all non-employee directors received $10,000 worth of restricted stock and Strategic Transaction Committee members each received an additional $10,000 worth of restricted stock, with the number of shares determined in each case based on the closing price of our common stock on the last trading day prior to the grant date, and in each case vesting in three equal installments on January 1 of 2025, 2026 and 2027.

Beginning on January 1, 2025, non-employee directors are also eligible to receive, on an annual basis on each January 1, a number of shares of the Company’s common stock equal to $100,000 divided by the closing price of the Company’s common stock on the final trading day of the previous calendar year, with such shares vesting in three (3) equal tranches on each of the first three (3) anniversaries of the grant date.

Non-Qualified Deferred Compensation

On March 12, 2015, the Compensation Committee of the Board approved the Deferred Compensation Plan for Directors (the “Plan”) for non-employee directors (“Participants”). The Plan is administered by the Compensation Committee.

Pursuant to the Plan, a Participant can defer all or a portion of such Participant’s unearned annual fees, meeting fees and committee fees, including restricted stock and restricted stock units. Deferred cash compensation will be converted into a number of stock units, determined based upon the closing price of the Company’s common stock on the date such fees would otherwise have been payable and placed into the Participant’s deferred compensation account (“Account”). Deferred restricted stock unit grants will be converted on a share-for-share basis on the date such restricted stock units would otherwise have been payable and placed into the Participant’s Account.

On the tenth business day of January of the year following the Participant’s separation from service on the Board due to resignation, removal, failure to be re-elected or retirement, the amount of deferred compensation in the Participant’s Account will be distributed to the Participant in a lump sum payment of a number of shares of the Company’s common stock under the Plan equal to the number of whole stock units in the Account and cash in lieu of any fractional shares. Distributions from the Account may be accelerated in the event of the Participant’s death or upon a corporate transaction (as defined in the Plan).

Director Compensation Table

The following table and related footnotes show the compensation paid to or accrued for the benefit of the Company’s non-employee directors in the fiscal year ended December 31, 2024.

	Fees Earned	Stock
	or Paid in	Awards(2)		Total
Name	Cash(1)($)	($)		($)
Jimmie Harvey, Jr., M.D.	$47,500	$20,065	(3)	$67,565
Malcolm Hoenlein	35,000	10,032	(3)	45,032
Dov Klein, CPA	100,000	20,065	(4)	120,065
J. Jay Lobell	67,500	20,065		87,565
Kevin L. Lorenz, J.D.	30,000	10,032		40,032
Lucy Lu, M.D.	30,000	10,032	(3)	40,032
Eric K. Rowinsky, M.D	17,500	20,065	(3)	37,565
(1)	Represents director and committee fees earned in 2024.
(2)	Amounts listed represent the aggregate fair value amount computed as of the grant date of each award during 2024 in accordance with FASB ASC Topic 718, as described in Note 13.
(3)	In 2024, Drs. Harvey, Rowinsky, Lu and Mr. Hoenlein elected to defer 100% of the value of their stock awards. This amount was credited to each of their deferred compensation accounts, respectively.
(4)	In 2024, Mr. Klein elected to defer 80% of the value of his stock award. This amount was credited to his deferred compensation account.
(5)	In 2024, Dr. Rowinsky earned a prorated portion of his director compensation fees through May 23, 2024, as he did not stand for reelection.

At December 31, 2024, the aggregate number of restricted stock, restricted stock units ("RSUs"), and options issued to each non-employee director that remains unvested was as follows:  Dr. Harvey, 13,332 restricted stock awards (“RSAs”); Mr. Hoenlein, 6,666 RSAs, Mr. Klein, 13,332 RSAs; Mr. Lobell, 13,332 RSAs; Mr. Lorenz, 6,666 RSAs, and Dr. Lu, 6,666 RSAs.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity compensation plans consist of the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan, the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended, and the Fortress Biotech, Inc. Long Term Incentive Plan, all of which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

The following table contains information about our equity compensation plans as of December 31, 2024.

Number of
	Number of		Securities
	Securities to be		Remaining
	Issued Upon		Available for
	Exercise of	Weighted-	Future Issuance
	Outstanding	Average Exercise	Under Equity
	Options,	Price of	Compensation
	Restricted	Outstanding	Plans (Excluding
	Stock Units,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights (a) (1)	Rights (2)	Column(a)) (3)
Equity compensation plan approved by shareholders	3,718,186	$ $ 1.78	9,003,196
Equity compensation plan not approved by shareholders	—	—	—
Total	3,718,186	$1.78	9,003,196

(1)	Includes 558,896 stock options, 176,660 deferred shares of restricted stock, 1,609,964 restricted stock units, and 1,372,666 deferred restricted stock units.
(2)	Restrcted Stock Units are not included in calculation of weighted-average exercise price, as they do not have an exercise price.
(3)	Includes 8,003,399 shares available in the Fortress Biotech, Inc. 2013 Stock Incentive Plan and 999,797 shares under the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan.

Stock Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

The following table shows information, as of March 27, 2025, concerning the beneficial ownership of our common stock by:

●	each person we know to be the beneficial owner of more than 5% of our common stock;
●	each of our current directors;
●	each of our Named Executive Officers (“NEOs”); and
●	all current directors and NEOs as a group.

As of March 27, 2025, there were 29,533,840 shares of our common stock outstanding. In order to calculate a specific stockholder’s percentage of beneficial ownership, we include in that stockholder’s calculation those shares underlying options, warrants, or restricted stock units beneficially owned by that stockholder that are vested or that will vest within 60 days of the Record Date. Shares of restricted stock are deemed to be outstanding. Options, warrants, or restricted stock units held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of our common stock. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person’s name, except to the extent authority is shared by spouses under community property laws.

		Shares Under
		Exercisable
		Options, Warrants
	Shares of	and Restricted	Total Shares	Percentage
	Common Stock	Stock	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Units(1)	Owned	Owned
Lindsay A. Rosenwald, M.D.(2)	4,111,417	2,332,840	6,444,257	20.2%
Michael S. Weiss(3)	1,801,138	147,058	1,948,196	6.6%
J. Jay Lobell	165,075	1,666	166,741	*	%
David Jin	10,893	164,375	175,268	*	%
Jimmie Harvey, Jr., M.D.	3,339	61,660	64,999	*	%
Dov Klein, CPA	27,438	47,987	75,425	*	%
Malcolm Hoenlein	42,750	29,997	72,747	*	%
Kevin L. Lorenz, J.D.	73,687	—	73,687	*	%
Lucy Lu, M.D.	5,224	3,333	8,557	*	%
All current executive officers (including NEOs) and directors as a group (9 persons)	6,240,961	2,788,916	9,029,877	27.9%

*	Less than 1%
(1)	Includes options exercisable and restricted stock units vesting within 60 days of March 27, 2025.
(2)	Includes 4,050,495 shares held directly by Dr. Rosenwald, 11,398 shares held by Capretti Grandi LLC, and 49,524 shares held by PAB Merger LLC and 1,567,515 shares underlying warrants that are currently exercisable. Dr. Rosenwald has voting and dispositive control over the shares held by Capretti Grandi LLC and PAB Merger LLC. Does not include 96,919 shares of common stock held by trusts established for the benefit of Dr. Rosenwald’s family, over which Dr. Rosenwald does not have any voting or dispositive control. Includes 2,332,840 shares underlying warrants that are currently exercisable
(3)	Includes 147,058 shares underlying warrants that are currently exercisable.
(4)	Includes 164,375 deferred restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Person Transactions

Since January 1, 2024, the Company has not been a party to any transaction in which the amount involved exceeded or will exceed $120,000, and in which any of its directors, named executive officers or beneficial owners of more than 5% of the Company’s capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than as set forth below and other than compensation, termination, and change-in-control arrangements, all of which are described under — “Item 11. Executive Compensation” above.

The written charter of the Audit Committee authorizes, and the Nasdaq Stock Market listing rules require, the Audit Committee to review and approve related-party transactions. In reviewing related-party transactions, the Audit Committee applies the basic standard that transactions with affiliates should be made on terms no less favorable to the Company than could have been obtained from unaffiliated parties. Therefore, the Audit Committee reviews the benefits of the transactions, terms of the transactions and the terms available from unrelated third parties, as applicable. All transactions other than compensatory arrangements between the Company and its officers, directors, principal stockholders and their affiliates will be approved by the Audit Committee or a majority of the disinterested directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Other Related Parties

The Company’s Chairman, President and Chief Executive Officer, individually and through certain trusts over which he has voting and dispositive control, beneficially owned approximately 21.5% and 17.2% of the Company’s issued and outstanding Common Stock as of December 31, 2024 and 2023, respectively. The Company’s Executive Vice Chairman, Strategic Development individually owned approximately 5.4% and 7.5% of the Company’s issued and outstanding Common Stock at December 31, 2024 and 2023, respectively.

Avenue September 2023 Private Placement

In September 2023, Avenue entered into an arrangement with Fortress and Dr. Rosenwald, the Company’s Chairman, President and Chief Executive Officer and a director on the board of directors of Avenue, pursuant to which Avenue agreed to issue and sell 767,085 shares of Avenue’s common stock, par value $0.0001 per share, for an aggregate purchase price of approximately $550,000 in a private placement transaction, in compliance with Nasdaq Listing Rule 5365(c).

Employment Arrangements with Immediate Family Members of Our Executive Officers and Directors

Joshua Rosenwald, son of Dr. Lindsay Rosenwald, our Chairman, President and Chief Executive Officer, was employed by Fortress as a Director of Strategy to work on corporate strategy matters. During the year ended December 31, 2023, Mr. Joshua Rosenwald received total compensation of approximately $160,000 and left the Company in November 2023 to pursue other opportunities.

Shared Services Agreement with TGTX

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is the Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, the Company invoiced TGTX $0.9 million and $0.4 million, and received payments of $0.9 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, there was approximately $36,000 due from TGTX related to this arrangement.

Desk Share Agreement with TGTX

The desk share agreement between the Company and TGTX (the “Desk Share Agreement”), as amended, requires TGTX to pay 65% of the average annual rent of the Company’s New York, NY office space. Additionally, the Company has reserved the right to execute desk share agreements with other third parties and those arrangements will affect the cost of the lease actually borne by the Company. Each initial desk share agreement has a term of five years. In connection with the Company’s Desk Share Agreement for the New York, NY office space, for the years ended December 31, 2024 and 2023, the Company paid $2.9 million and $2.8 million in rent, respectively, and invoiced TGTX approximately $1.7 million and $1.8 million respectively, for its prorated share of the rent base. At December 31, 2023, there were no amounts due from TGTX related to this arrangement.

Shared Services Agreement with Journey

In November 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the years ended December 31, 2024 and 2023, the Company’s employees have provided services to Journey totaling approximately $38,000 and $0.1 million, respectively. At December 31, 2024, approximately $0.6 million is due from Journey, primarily related to reimbursable expenses incurred by Fortress on behalf of Journey.

Founders Agreement and Management Services Agreement

The Company has entered into founders agreements (the “Founders Agreements”) with each of the Fortress partner companies and subsidiaries listed in the table below. Pursuant to each Founders Agreement, in exchange for the time and capital expended in the formation of each partner company/subsidiary and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress will loan each such partner company/subsidiary an amount representing the up-front fee required to acquire assets. Each Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by the Company or upon a Change in Control (as defined in the Founders Agreement) occurs. In connection with each Founders Agreement the Company received a number of either Class A Preferred shares or Class A Common Stock.

The Class A Preferred Stock or Class A Common Stock (such stock, the “Founders Stock”) is identical to common stock other than as to voting rights, conversion rights and the Payment-in-Kind (“PIK”) Dividend right (as described below). Each share of Founders Stock is entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding Founders Stock are convertible and the denominator of which is the number of shares of outstanding Founders Stock. Thus, the Founders Stock will at all times constitute a voting majority. Each share of Founders Stock is convertible, at the holder’s option, into one fully paid and nonassessable share of common stock of such partner company/subsidiary, subject to certain adjustments.

The holders of Founders Stock, as a class, are entitled receive on each effective date or “Trigger Date” (defined as the date that the Company first acquired, whether by license or otherwise, ownership rights to a product) of each agreement (each a “PIK Dividend Payment Date”) and on each anniversary date of such date until the date all outstanding Founders Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of such partner company or subsidiary’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date. The Company has reached agreements with several of the partner companies and subsidiaries to change the PIK Dividend Interest Payment Date to January 1 of each year - a change that has not and will not result in the issuance of any additional partner company/subsidiary common stock beyond that amount to which the Company would otherwise be entitled absent such change(s). The Company owns 100% of the Founders Stock of each partner company/subsidiary that has a Founders Agreement with the Company.

As additional consideration under the Founders Agreement, each partner company and subsidiary with which the Company has entered into a Founders Agreement will also: (i) pay an equity fee in shares of the common stock of such partner company/subsidiary, payable within five (5) business days of the closing of any equity or debt financing for each partner company/subsidiary or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when the Company no longer has majority voting control in such partner company or subsidiary’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of such partner company or subsidiary’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, each such partner company/subsidiary will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%). In the case of Urica, however, the obligation to pay Fortress royalties under the Founders Agreement survives any such Change in Control.

The following table summarizes, by subsidiary, the effective date of the Founders Agreements and PIK dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, exchange agreements (the “Exchange Agreements”) and the partner companies’/subsidiaries’ certificates of incorporation.

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

(2)Instead of a PIK dividend, Checkpoint pays the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization. Under the support agreement signed by the Company in connection with Checkpoint’s pending merger with Sun Pharma, the Company also agreed to forgo any further payment, dividend or distribution, or issuance or transfer of securities by Checkpoint on or after the date of the support agreement under the Founders Agreement.

(3)Represents the Trigger Date, the date that the Fortress partner company first acquires, whether by license or otherwise, ownership rights in a product.

Equity Fees and PIK Dividends

The following table summarizes, by subsidiary, the value of the PIK dividend or equity fee recorded by the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the partner companies’/subsidiaries’ certificates of incorporation for the years ended December 31, 2024 and 2023 ($ in thousands):

	PIK Dividend	Year Ended December 31,
Partner company	Date	2024	2023
Avenue	January 1	410	444
Cellvation	October 31	10	10
Checkpoint	January 1	8,633	4,370
Cyprium	January 1	291	304
Helocyte	January 1	39	120
Mustang	January 1	940	591
Oncogenuity	May 8	9	9
Urica	November 25	514	502
Fortress		(10,846)	(6,350)
Total		$—	$—

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies and subsidiaries. Pursuant to each MSA, the Company’s management and personnel provide advisory, consulting and strategic services to each partner company/subsidiary that has entered into an MSA with Fortress for a period of five years (with such term automatically extending for additional five-year periods unless terminated by Fortress or the applicable partner company/subsidiary at least 90 days prior to any such initial or additional term). Such services may include, without limitation, (i) advice and assistance concerning any and all aspects of each such company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of each such company with accountants, attorneys, financial advisors and other professionals. Each such partner company/subsidiary is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, such companies are not obligated to take or act upon any advice rendered from Fortress, and Fortress shall not be liable to any such partner company/subsidiary for its actions or inactions based upon Fortress’ advice. Fortress and its affiliates, including all members of Fortress’ Board of Directors, have been contractually exempted from fiduciary duties to each such partner company/subsidiary relating to corporate opportunities.

The following table summarizes, by partner company/subsidiary, the effective date of the MSA and the annual consulting fee payable by the partner company/subsidiary to Fortress in quarterly installments ($ in thousands):

		Year Ended December 31,
Partner Company/Subsidiary	Effective Date	2024	2023
Avenue[1]	February 17, 2015	250	500
Cellvation	October 31, 2016	500	500
Checkpoint	March 17, 2015	500	500
Cyprium	March 13, 2017	500	500
Helocyte	March 20, 2015	500	500
Mustang	March 13, 2015	500	500
Oncogenuity	February 10, 2017	500	500
Urica	November 7, 2017	500	500
Fortress		(3,750)	(4,000)
Consolidated (Income)/Expense		$—	$—

(1)	On November 13, 2024, the Company entered into a Subscription and Forgiveness Agreement with Avenue, whereby the Company agreed to convert 50% of a total of $0.5 million owed by Avenue under the MSA into newly issued common stock of Avenue and forgive the remaining 50% of the accrued balance. Therefore, Avenue issued a total of 122,850 shares to the Company based on the closing price of $2.035 on the day prior to the execution of the agreement.

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

Item 14.    Principal Accounting Fees and Services

During the year ended December 31, 2024, KPMG LLP audited the consolidated financial statements of the Registrant and its subsidiaries.

Audit Fees

For the fiscal year ended December 31, 2024 we were billed approximately $3,785,420 by KPMG in fees for the professional services rendered in connection with the audits of our annual financial statements included in our Annual Report on Form 10-K for the 2024 fiscal year, the review of our financial statements included in our Quarterly Reports on Form 10-Q for 2024, and other services provided in connection with registration statements. In 2024, included in these fees for KPMG is $2,756,520 related to stand-alone audits and filings of certain of the Company’s partner companies and subsidiaries.

For the fiscal year ended December 31, 2023 we were billed approximately $3,292,500 by KPMG in fees for the professional services rendered in connection with the audits of our annual financial statements included in our Annual Report on Form 10-K for the 2023 fiscal year, the review of our financial statements included in our Quarterly Reports on Form 10-Q for 2023, and other services provided in connection with registration statements. In 2023, included in these fees for KPMG is $2,405,500 related to stand-alone audits and filings of certain of the Company’s partner companies and subsidiaries.

Audit-Related Fees

During the fiscal years ended December 31, 2024 and 2023, we incurred no costs from KPMG for audit-related services reasonably related to the performance of the audits and reviews for the respective fiscal years.

Tax Fees

During the fiscal years ended December 31, 2024 and 2023 we were billed approximately $55,229 and $65,916, respectively, from KPMG for fees for professional services rendered for tax compliance, tax advice, and tax planning services for certain of the Company’s partner companies.

All Other Fees

During the fiscal years ended December 31, 2024 and 2023 we incurred no costs from KPMG for other accounting fees not related directly to the audit for the respective fiscal years. During the fiscal year ended December 31, 2024, certain of the Company’s partner companies and subsidiaries incurred $25,000 from BDO for other accounting fees not directly related to the audit for the respective fiscal year.

Pre-Approval of Services

Our Audit Committee has established a policy setting forth the procedures under which services provided by our independent registered public accounting firm will be pre-approved by our Audit Committee. The potential services that might be provided by our independent registered public accounting firm fall into two categories:

●	Services that are permitted, including the audit of our annual financial statements, the review of our quarterly financial statements, comfort letters, related attestations, benefit plan audits and similar audit reports, financial and other due diligence on acquisitions, and federal, state, and non-US tax services;

●	Services that may be permitted, subject to individual pre-approval, including compliance and internal-control reviews, indirect tax services such as transfer pricing and customs and duties, and forensic auditing; and
●	Services that our independent registered public accounting firm may not provide include such services as bookkeeping, certain human resources services, internal audit outsourcing, and investment or investment banking advice.

All proposed engagements of our independent registered public accounting firm, whether for audit services or permissible non-audit services, are pre-approved by the Audit Committee. We jointly prepare a schedule with our independent registered public accounting firm that outlines services which we reasonably expect we will need from our independent registered public accounting firm and categorize them according to the classifications described above. Each service identified is reviewed and approved or rejected by the Audit Committee.

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

3.8

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated October 9, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on October 10, 2023).

3.9	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 25, 2024.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10 (file No. 000-54463) filed with the SEC on July 15, 2011).

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

4.4	Description of Securities of Fortress Biotech, Inc.*

4.5	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 16, 2023).

Exhibit
Number	Exhibit Title

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on November 14, 2023).

4.7	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on January 3, 2024).

4.8

Form of Warrant issued to certain affiliates of Oaktree Fund Administration, LLC on July 25, 2024 (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-282384) filed with the SEC on September 27, 2024).

4.9	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on September 23, 2024).

10.1

Amended and Restated Consulting Agreement, entered into as of January 1, 2019, by and between the Registrant and Eric Rowinsky (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 18, 2019).#

10.2

Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10 (file No. 000-54463) filed with the SEC on August 24, 2011).#

10.3

Restricted Stock Issuance Agreement, dated as of February 20, 2014, by and between the Registrant and Michael S. Weiss (incorporated by reference to Exhibit 10.55 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on February 26, 2014).#

10.4

Restricted Stock Issuance Agreement, dated as of December 19, 2013, by and between the Registrant and Michael S. Weiss (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 14, 2014). #

10.5

Restricted Stock Issuance Agreement, dated as of December 19, 2013, by and between the Registrant and Lindsay A. Rosenwald, M.D (incorporated by reference to Exhibit 10.58 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 14, 2014).

10.6

Coronado Biosciences, Inc. Deferred Compensation Plan for Directors, dated March 12, 2015 (incorporated by reference to Exhibit 10.67 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on March 18, 2015).#

10.7

Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.38 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 12, 2017).#

10.8

Amendment to Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit A of the Registrant’s Schedule 14A (file No. 001-35366) filed with the SEC on April 30, 2018).#

10.9

Amendment to the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 23, 2023).#

10.10

Amendment to the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on May 29, 2024).#

Exhibit
Number	Exhibit Title
10.11

Fortress Biotech, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 12, 2017).#

10.12

Amendment to the Fortress Biotech, Inc. Amended and Restated Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on May 29, 2024).#

10.13	Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Registrant’s Schedule 14-A (file No. 001-35366) filed with the SEC on June 4, 2015).#

10.14

Form of Stock Incentive Plan Award Agreement (Fortress Biotech, Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.60 of the Registrant’s Form S-8 (file No. 333-194588) filed with the SEC on March 14, 2014).#

10.15

Amendment to the Fortress Biotech, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 19, 2020).#

10.16

Amendment to the Fortress Biotech, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 27, 2022).#

10.17

Amendment to the Fortress Biotech, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on June 23, 2023).#

10.18

Amendment to the Fortress Biotech, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on May 29, 2024).#

10.19

Restricted Stock Unit Award Agreement between Fortress Biotech, Inc. and David Jin effective October 26, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on October 28, 2022).#

10.20

Indemnification Agreement between Fortress Biotech, Inc. and Lucy Lu, M.D. dated as of December 14, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the Sec on December 19, 2022).#

10.21

At Market Issuance Sales Agreement between the Company and Cantor Fitzgerald & Co., Oppenheimer & Co. Inc., H.C. Wainwright & Co., LLC, B. Riley FBR, Inc., and Dawson James Securities, Inc., dated May 29, 2020 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on May 29, 2020).

10.22

Form of Securities Purchase Agreement, dated September 19, 2024, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on September 23, 2024).

10.23

Placement Agent Agreement entered into by and between the Company and the Placement Agent, dated September 19, 2024 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on September 23, 2024).

Exhibit
Number	Exhibit Title
10.24

Credit Agreement entered into by and among Fortress Biotech, Inc., the lenders from time to time party thereto, and Oaktree Fund Administration, LLC on July 25, 2024 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-282384) filed with the SEC on September 27, 2024).

10.25

Asset Purchase Agreement, dated as of July 15, 2024, between Urica Therapeutics, Inc. and Crystalys Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file No. 001-35366) filed with the SEC on November 14, 2024).***

10.26

Royalty Agreement, dated as of July 15, 2024, between Urica Therapeutics, Inc. and Crystalys Therapeutics, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file No. 001-35366) filed with the SEC on November 14, 2024).***

19.1	Fortress Biotech, Inc. and Subsidiaries Insider Trading Policy.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent Independent Registered Accounting Firm (KPMG LLP, Short Hills, NJ). *

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Clawback Policy of Fortress Biotech, Inc. (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the Sec on March 28, 2024).

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

# Management contract or compensatory plan.

* Filed herewith.

**Furnished herewith.

***Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.    Form 10-K Summary

None.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Fortress Biotech, Inc.:

1Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fortress Biotech, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over the classification of warrants issued

As discussed in Notes 2, 9 and 13 to the consolidated financial statements, the Company issued warrants in 2024 in connection with certain equity offerings, private placements, and the New Oaktree Agreement (the 2024 warrants). These warrants were equity-classified and recorded as a component of additional paid-in capital at the time of issuance. As of December 31, 2024, the Company has $763.6 million of additional paid-in capital.

We identified the evaluation of the sufficiency of audit evidence over the classification of the 2024 warrants as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgement because of the volume of the 2024 warrants issued by the Company and certain of its partner companies. This included determining the 2024 warrants on which procedures were performed and the supervision and review of those procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the classification of the 2024 warrants, including the determination of the 2024 warrants issued by the Company and certain of its partner companies on which procedures were to be performed. For a selection of the 2024 warrants, we evaluated the terms and conditions of the warrant agreements and assessed the appropriateness of management’s interpretation and application of the relevant accounting literature. We assessed the sufficiency of audit evidence obtained related to the classification of the 2024 warrants by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 31, 2025

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$57,263	$80,927
Accounts receivable, net	10,231	15,222
Inventory	14,431	10,206
Other receivables - related party	171	167
Prepaid expenses and other current assets	7,110	10,500
Assets held for sale	1,165	—
Total current assets	90,371	117,022

Property, plant and equipment, net	3,260	6,505
Operating lease right-of-use asset, net	13,861	16,990
Restricted cash	1,552	2,438
Intangible assets, net	31,863	20,287
Other assets	3,316	4,284
Total assets	$144,223	$167,526

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$65,501	$73,562
Income taxes payable	932	843
Common stock warrant liabilities	214	886
Operating lease liabilities, short-term	2,623	2,523
Partner company convertible preferred shares, short-term, net	—	3,931
Partner company installment payments - licenses, short-term	625	3,000
Other current liabilities	1,504	163
Total current liabilities	71,399	84,908

Notes payable, long-term, net	57,962	60,856
Operating lease liabilities, long-term	14,750	18,282
Other long-term liabilities	1,756	1,893
Total liabilities	145,867	165,939

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,908,839 and 15,093,053 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	28	15
Additional paid-in-capital	763,573	717,396
Accumulated deficit	(740,867)	(694,870)
Total stockholders' equity attributed to the Company	22,737	22,544

Non-controlling interests	(24,381)	(20,957)
Total stockholders' equity (deficit)	(1,644)	1,587
Total liabilities and stockholders' equity (deficit)	$144,223	$167,526

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue
Product revenue, net	$55,134	$59,662
Collaboration revenue	1,500	5,229
Revenue - related party	41	103
Other revenue	1,000	19,519
Net revenue	57,675	84,513

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	20,879	22,893
Amortization of acquired intangible assets	3,424	3,767
Research and development	56,629	101,747
Research and development - licenses acquired	252	4,324
Selling, general and administrative	87,731	90,981
Loss recovery	(4,553)	—
Asset impairment	3,692	3,143
Total operating expenses	168,054	226,855
Loss from operations	(110,379)	(142,342)

Other income (expense)
Interest income	2,683	3,003
Interest expense and financing fee	(13,527)	(15,315)
Gain (loss) on common stock warrant liabilities	(638)	4,424
Other income (expense)	1,318	(3,403)
Total other income (expense)	(10,164)	(11,291)
Loss before income tax expense	(120,543)	(153,633)

Income tax expense	312	521
Net loss	(120,855)	(154,154)

Net loss attributable to non-controlling interests	74,858	93,517
Net loss attributable to Fortress	(45,997)	$(60,637)

Preferred A dividends declared and paid and/or cumulated, and Fortress' share of subsidiary deemed dividends	(9,893)	(8,032)
Net loss attributable to common stockholders	$(55,890)	$(68,669)

Net loss per common share attributable to common stockholders - basic and diluted	$(2.69)	$(8.47)

Weighted average common shares outstanding - basic and diluted	20,784,334	8,110,906

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except for share and per share amounts)

For the Year Ended December 31, 2024

					Common	Additional			Total
	Series A Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders'
($ in thousands except for share amounts)	Shares		Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance at December 31, 2023	3,427,138	$3	15,093,053	$15	$—	$717,396	$(694,870)	$(20,957)	$1,587
Stock-based compensation expense	—	—	—	—	—	32,619	—	—	32,619
Issuance of common stock related to equity plans	—	—	582,323	1	—	(1)	—	—	—
Issuance of common stock under ESPP	—	—	69,482	—	—	99	—	—	99
Issuance of stock for equity offerings, net	—	—	8,006,058	8	—	17,396	—	—	17,404
Warrant issued in conjunction with debt						1,104			1,104
Issuance of common stock for at-the-market offering, net	—	—	1,957,331	2	—	3,732	—	—	3,734
Common shares issued for dividend on partner company's convertible preferred shares	—	—	64,747	—	—	114	—	—	114
Common shares issued for exchange of partner company's convertible preferred shares	—	—	2,028,345	2	—	3,406	—	—	3,408
Warrants issued in conjunction with exchange of partner company's convertible preferred shares						341			341
Preferred A dividends declared and paid	—	—	—	—	—	(4,016)	—	—	(4,016)
Partner companies’ offerings, net	—	—		—	—	28,852	—	—	28,852
Partner companies' at-the-market offering, net	—	—	—	—	—	12,037	—	—	12,037
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	257	—	—	257
Partner company’s dividends declared and paid	—	—	—	—	—	(694)	—	—	(694)
Exercise of warrants for cash	—	—	107,500	—	—	181	—	—	181
Exercise of partner company options and warrants for cash, net	—	—	—	—	—	22,184	—	—	22,184
Non-controlling interest in subsidiaries	—	—	—	—	—	(71,434)	—	71,434	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(74,858)	(74,858)
Net loss attributable to common stockholders	—	—	—	—	—	—	(45,997)	—	(45,997)
Balance at December 31, 2024	3,427,138	$3	27,908,839	$28	$—	$763,573	$(740,867)	$(24,381)	$(1,644)

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(120,855)	$(154,154)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	1,040	2,230
Loss on disposal of property and equipment	29	(1,466)
Bad debt expense	516	435
Amortization of debt discount	2,054	3,032
Accretion of partner company convertible preferred shares	(737)	757
Non-cash interest	—	353
Loss on extinguishment of debt	2,457	2,796
Amortization of acquired intangible assets	3,424	3,767
Reduction in the carrying amount of operating lease right-of-use assets	2,846	2,078
Stock-based compensation expense	32,619	17,029
Issuance of partner company’s common shares for research and development expenses	—	1,240
Common shares issued for dividend on partner company's convertible preferred shares	114	266
Change in fair value of partner companies' warrant liabilities	487	(4,424)
Research and development - licenses acquired, expense	250	3,085
Loss from deconsolidation/dissolution of subsidiaries	—	4,127
Asset impairment loss	3,692	3,143
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	4,475	12,551
Inventory	(4,225)	3,953
Other receivables - related party	(4)	(29)
Prepaid expenses and other current assets	(624)	(848)
Other assets	968	(808)
Accounts payable and accrued expenses	(6,390)	(24,382)
Income taxes payable	89	121
Lease liabilities	(3,620)	(2,291)
Other long-term liabilities	1,204	(786)
Net cash used in operating activities	(80,191)	(128,225)

Cash Flows from Investing Activities:
Acquired intangible assets	(15,000)	(5,000)
Purchase of property and equipment	—	(63)
Proceeds from sale of property and equipment	—	6,000
Other	—	(5)
Purchase of research and development licenses	—	(3,035)
Net cash used in investing activities	(15,000)	(2,103)

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$(4,016)	$(8,032)
Proceeds from issuance of common stock for equity offerings, net	17,404	22,078
Proceeds from issuance of common stock for at-the-market offering, net	3,734	2,041
Proceeds from issuance of common stock under ESPP	101	—
Exercise of warrants for cash	181	382
Proceeds from partner companies' ESPP	257	178
Partner company’s dividends declared and paid	(694)	(736)
Partner company’s redemption of preferred shares	—	(400)
Proceeds from partner companies' equity offerings and warrant exercises, net	49,669	51,637
Proceeds from partner companies' at-the-market offering, net	12,037	4,620
Proceeds from exercise of partner company's options, net	207	121
Repayment of Oaktree Note and debt issuance costs	(51,000)	—
Repayment of partner company installment payments - licenses	(1,250)	(1,000)
Proceeds from partner company convertible preferred shares	—	854
Stock and warrants issued for exchange of partner company preferred shares	341	—
Payment of debt issuance costs associated with partner company convertible preferred shares	—	(210)
Proceeds from long-term debt, net	33,720	—
Proceeds from partner company's long-term debt, net	9,950	14,529
Repayment of partner companies' long-term debt	—	(50,375)
Proceeds from partner company's line of credit	—	28,000
Repayment of partner company's line of credit	—	(30,948)
Net cash (used in) provided by financing activities	70,641	32,739
Net increase (decrease) in cash and cash equivalents and restricted cash	(24,550)	(97,589)
Cash and cash equivalents and restricted cash at beginning of period	83,365	180,954
Cash and cash equivalents and restricted cash at end of period	$58,815	$83,365

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,159	$7,945
Cash paid (refunded) for income taxes	$120	$(55)

Supplemental disclosure of non-cash financing and investing activities:
Exchange of partner company convertible preferred shares for common shares	$3,408	$—
Fair value of assets received by partner company in repurchase transaction	$2,209	—
Fair value of supplies received by partner company expensed to research and development	$2,509	—
Partner company accounts receivable write-off related to repurchase transaction	$(6,967)	—
Partner company accounts payable write-off related to repurchase transaction	$3,644	—
Partner company's deferred purchase consideration	$(1,295)	—
Unpaid partner company’s offering cost	$—	$263
Partner company derivative warrant liability associated with partner company convertible preferred shares	$—	$33
Warrants issued in conjunction with debt	$1,104	$—
Unpaid debt offering cost	$118	$—
Unpaid research and development licenses acquired	$250	$50
Lease Liabilities arising from obtaining right-of-use assets	$188	$923

The accompanying notes are an integral part of these consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with its extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. The Company has executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc and Dr. Reddy’s Laboratories, Ltd.

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help its subsidiaries and partner companies achieve their goals. Partner and subsidiary companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, four partner companies are publicly-traded, and three subsidiaries have consummated strategic partnerships with industry leaders, including AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”) and Sentynl Therapeutics, Inc. (“Sentynl”).

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Checkpoint Therapeutics, Inc. (Nasdaq: CKPT, “Checkpoint”), Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTC: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic,” a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”).

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur losses from operations for the next several years as it continues to develop and commercialize its existing and new product candidates. The Company is also required to comply with the financial covenants in its loan agreement as described in Note 9. Current cash and cash equivalents of $20.9 million for Fortress and private subsidiaries primarily funded by Fortress (“Parent Entity”) are considered sufficient to fund the Parent Entity’s operations for at least 12 months following the date of filing of the Company’s Annual Report on 10-K. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies including Checkpoint as discussed in Note 20, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period classification. The Company has historically included amortization of acquired intangible assets within cost of goods sold on the consolidated statement of operations. For the years ended December 31, 2024 and 2023, “Costs of goods sold – product revenue” as presented in the consolidated statement of operations was disaggregated into “Costs of goods sold – (excluding amortization of acquired intangible assets)” and “Amortization of acquired intangible assets”. This presentation has been conformed for all previous periods presented and has no impact on previously reported financial results.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s significant estimates include, but are not limited to, provisions for coupons, chargebacks, wholesaler fees, specialty pharmacy discounts, managed care rebates, product returns, inventory realization, valuation of intangible assets, useful lives assigned to long-lived assets and amortizable intangible assets, fair value of stock options and warrants, stock-based compensation, common stock issued to acquire licenses, accrued expenses and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Many of the Company’s products sold are subject to a variety of deductions. Revenues are recorded net of provisions for variable consideration, including coupons, chargebacks, wholesaler fees, specialty pharmacy discounts, managed care rebates, product returns, and other deductions customary to the pharmaceutical industry. Accruals for these provisions are presented in the consolidated financial statements as reductions to gross sales in determining net sales and as a contra asset within accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a series of judgements about future events and uncertainties and can rely on estimates and assumptions. The following section briefly describes the nature of the Company’s provisions for variable consideration and how such provisions are estimated:

Coupons — The Company offers coupons on products for qualified commercially-insured parties with prescription drug co-payments. Such product sales flow through both traditional wholesaler and specialty pharmacy channels. Coupons are processed and redeemed at the time of prescription fulfilment by the pharmacy. The majority of the coupon reserve accrual at the end of the period reflects expected redemptions for product in the distribution channel. The expected accrual reserve requires us to estimate the distribution channel inventory at period end, the expected redemption rates, and the cost per coupon claim that the Company expects to receive. The estimate of product remaining in the distribution channel is comprised of estimated inventory at the wholesaler as well as an estimate at the specialty pharmacies, which the Company estimates based upon historical ordering patterns. The estimated redemption rate is based on historical redemptions as a percentage of units sold. The cost per coupon is based on the coupon rate.

Chargebacks and Government Chargebacks — The Company sells a portion of its products indirectly through wholesaler distributors to contracted indirect customers and qualified government healthcare providers. The Company enters into specific agreements with or provides discounts to these indirect customers and entities to establish pricing for the Company’s products, and in turn, the indirect customers and entities independently purchase these products. The Company’s provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels as well as historical chargeback rates. The Company continually monitors its reserve for chargebacks and adjusts the reserve accordingly when expected chargebacks differ from actual experience.

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

Collaboration Revenue

The Company’s collaboration revenue includes service revenue, license fees and future contingent milestone-based payments. Collaboration revenue is recognized for contracted R&D services performed for its customers over time. The Company measures its progress using an input method based on the effort expended or costs incurred toward the satisfaction of the Company’s performance obligation. The Company estimates the amount of effort to be expended, including the time it will take to complete the activities, or the costs that may be incurred in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that is multiplied by the transaction price to determine the amount of revenue the Company recognizes each period subject to the constraint on variable consideration. This approach requires the use of estimates and judgement. If the Company’s estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that is recognized in the current and future periods.

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

Certain of the Company’s working capital assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities, are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature. The carrying value of our notes payable approximates their fair value as the interest rate is variable and approximates the market rate for loans with similar terms and risk characteristics.

Segment Reporting

The Company views its operations and manages its business in segments that align with the Company’s public subsidiaries with Fortress being comprised of the parent entity and the private subsidiaries, including intersegment revenue consisting of various fees paid by the subsidiaries to Fortress that are eliminated in consolidation. Each public subsidiary is a biopharmaceutical company focused on acquiring, developing, and commercializing assets in different therapeutic and disease areas. The Company’s chief operating decision maker (“CODM”) is its chief executive officer.

The CODM reviews profit and loss information for each segment to assess the performance of the Company and each of its public subsidiaries. The accounting policies of the segments are the same as those described in this Note 2. See Note 18 for segment information.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2024 and 2023, consisted of cash and certificates of deposit in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed

Federal Deposit Insurance Corporation (“FDIC”) limits, though the Company customarily invests a significant portion of its cash in Insured Cash Sweep (“ICS”) accounts to maximize FDIC insurance coverage across its holdings. As of December 31, 2024, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts. The Company’s cash equivalents and investments may comprise money market funds that are invested in U.S. Treasury obligations, corporate debt securities, U.S. Treasury obligations and government agency securities.

Property and Equipment

Computer equipment, furniture and fixtures and machinery and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the respective leases.

Assets Held for Sale

Assets held for sale represent assets that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of December 31, 2024, there were $1.2 million of lab and cell processing equipment, furniture and fixtures and computer equipment that are recorded as assets held for sale. The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale are part of Mustang’s repurchase of assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) (see Note 3).

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

During the ordinary course of business, the Company has entered into certain licenses and asset purchase agreements. Potential milestone payments for achieving sales targets or regulatory development milestones are recorded when it is probable of achievement. Upon a milestone being achieved, the milestone payment will be capitalized and amortized over the remaining useful life for approved products and expensed for milestones prior to FDA approval. Royalty payments for approved products are recorded as cost of goods sold as sales are recognized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite useful lives, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable (a “triggering event”). Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the long-lived asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. During the year ended December 31, 2024, Mustang recorded an asset impairment charge of $3.7 million (see Note 5). During the year ended December 31, 2023, Journey recorded an asset impairment charge of $3.1 million (see Note 8).

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of December 31, 2024 and 2023, the Company had $1.6 million and $2.4 million, respectively, of restricted cash representing pledges to secure letters of credit in connection with certain office leases and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows as of the dates presented:

	December 31,
	2024	2023
Cash and cash equivalents	$57,263	$80,927
Restricted cash	1,552	2,438
Total cash and cash equivalents and restricted cash	$58,815	$83,365

Inventories

The Company’s inventory consists of raw materials, work-in-process and finished goods supporting Journey’s sales of dermatology products. Inventories are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. The Company’s inventory reserves were $0.5 million and $0.3 million at December 31, 2024 and 2023, respectively.

Accounts Receivable, Net

The Company’s accounts receivable consists of amounts due from customers to Journey related to dermatological product sales and have payment terms. For certain customers, the accounts receivable for the customer are net of prompt payment or specialty pharmacy discounts. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company has historically not experienced significant credit losses. The allowance for doubtful accounts was $0.6 million and $0.5 million at December 31, 2024 and 2023, respectively.

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

Accrued Research and Development Expense

The Company records accruals for estimated costs of research, preclinical, clinical and manufacturing development within accrued expenses which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers. Costs incurred under agreements with these third parties are accrued based on estimates of actual work completed in accordance with the respective agreements. Estimated costs are determined through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

If the actual timing of the performance of services or the level of effort varies from the estimate, accrued expenses or prepaid expenses are adjusted accordingly, which impact research and development expenses. Estimates are not expected to be materially different from amounts actually incurred, understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

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

Warrants

The Company and its subsidiaries have issued freestanding warrants to purchase shares of common stock in connection with financing activities (see Note 13) and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period they are outstanding. Any resulting gain or loss related to the change in the fair value of the warrant liability is recognized in change in fair value of warrant liabilities (see Note 6), a component of other income (loss), in the consolidated statements of operations.

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

Issuance of Debt and Equity

Fortress and its partner companies and subsidiaries issue complex financial instruments which include equity and/or debt features. We analyze each instrument under ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging and, ASC 470, Debt, in order to establish whether such instruments should be classified as debt or equity in the financial statements, and whether they include any embedded derivatives.

We accounted for the debt with Oaktree with detachable warrants in accordance with ASC 470, Debt, and assessed the classification of the common stock purchase warrants issued in connection with such transactions and determined that such instruments met the criteria for equity classification. The note proceeds were allocated between the Oaktree note and the warrants on a relative fair value basis.

The Company recorded the related issue costs and value ascribed to the warrants as a debt discount of the 2024 Oaktree Note (see Note 9). The discount is being amortized utilizing the effective interest method over the term of the 2024 Oaktree Note, which is approximately 15.39% at December 31, 2024.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, as of December 31, 2024 and December 31, 2023, the Company has recorded a liability related to an uncertain tax position of $0.9 million and $0.8 million, respectively. The 2021 through 2023 tax years are the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. As of December 31, 2024 and December 31, 2023, the Company accrued interest related to uncertain tax positions of $0.2 million and $0.1 million, respectively. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Net Loss Per Common Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing the net loss attributed to Fortress (less the Series A Preferred Dividend declared and paid and/or cumulated, and Fortress’ share of subsidiary deemed dividends) by the weighted-average number of shares of Common Stock outstanding during the period, not including unvested restricted stock, and without consideration for other potentially dilutive securities. Diluted net loss per share is the same as the basic loss per share due to net losses incurred in all periods.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This guidance is effective for fiscal years, beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this new standard for its consolidated financial statements for the year ended December 31, 2024. The Company’s adoption of this guidance resulted in increased disclosures in the notes to the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statement disclosures.

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

As consideration for the Repurchase Agreement, Mustang has agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1.4 million, consisting of (i) an upfront payment of $0.1 million due within five (5) business days of the Effective Date and a (ii) subsequent amount of $1.3 million due on the date that is twelve (12) months after the closing date (the “Deferred Amount”). In the event that as of the original (or any extended) date on which the Deferred Amount is payable, Mustang has, as of the date of the public reporting of its then-most recent quarterly audited or unaudited financial statements, net assets below $20 million, then Mustang may, upon written notice to uBriGene, elect to delay its payment obligation of the Deferred Amount by an additional six (6) months, with no limit on the number of such extensions available to Mustang. Notwithstanding the foregoing, if Mustang has not paid the Deferred Amount in full as of the date that is twelve (12) months after closing of the Repurchase Agreement, any amounts that remain outstanding will accrue interest at a rate of 5% per annum beginning on the date that is twelve (12) months after closing and until the Deferred Amount is paid in full. Additionally, in connection with the termination of the agreements described above under the Repurchase Agreement, Mustang agreed to forgive a net receivable from uBriGene of approximately $3.3 million, comprised of outstanding receivables of $6.9 million and payables of $3.6 million, resulting in total purchase consideration in the Repurchase Transactions of approximately $4.7 million. The upfront payment of $0.1 million was paid in July 2024, and as of December 31, 2024, the $1.3 million Deferred Amount was recorded in Accrued Expenses - Other (see Note 10).

Mustang allocated the total purchase consideration of $4.7 million to the Repurchased Assets on a relative fair value basis. Mustang used a third-party to perform a valuation of the repurchased equipment, which resulted in a fair value less costs to sell of approximately $2.2 million. The remaining purchase consideration of $2.5 million was allocated to the supplies repurchased. The supplies repurchased with no alternative future use were recognized as research and development expense in an amount of $2.2 million. Repurchased supplies with an alternative future use of $0.3 million were also recognized in research and development expense, as Mustang does not have plans to resume operations in the facility, and it intends to dispose of the supplies in a single transaction with the equipment. Mustang concluded that the disposal group, which includes the repurchased equipment assets and associated supplies with an aggregate value of approximately $2.2 million, met the criteria to be classified as held for sale at the date of acquisition. As of December 31, 2024, the disposal group continues to be held for sale at an approximate value of $1.2 million (see Note 5).

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

The Sentynl APA contained an alternative “Approval Deadline Transfer” mechanism pursuant to which, in the event that CUTX-101 NDA approval had not been obtained by September 30, 2023, then Sentynl could elect, during the subsequent 45-day period, to assume control over development of CUTX-101 by effecting a Closing under the Sentynl APA. Cyprium received notice of Sentynl’s election to effect the Approval Deadline Transfer during such 45-day period, and the Closing of such transfer occurred in December 2023. The Approval Deadline Transfer obligated Sentynl to pay Cyprium $4.5 million in connection with the Closing, which was received by Cyprium in December 2023 and recorded as collaboration revenue by Fortress in its consolidated statements of operations for the year ended December 31, 2023. There were no further obligations required by Cyprium in regards to the $4.5 million.

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

With respect to the $8.0 million upfront payment from Sentynl received in 2021, the Company recognized revenue over the period in which the development activities occurred using an input method based upon the costs incurred to date in relation to the total estimated costs to complete the development activities. As of the date of the Approval Deadline Transfer, the revenue related to the upfront payment has been fully recognized. For the year ended December 31, 2023, the Company recognized revenue from this arrangement of $0.7 million.

In December 2024, the NDA for CUTX-101 was accepted by the FDA. The NDA, which has been granted Priority Review, has an assigned Prescription Drug User Fee Act (“PDUFA”) target action date of September 30, 2025. Cyprium received a milestone payment of $1.5 million from Sentynl that was due upon NDA acceptance, which was recorded as collaboration revenue by Fortress in its Consolidated Statements of Operations for the year ended December 31, 2024.

Urica Therapeutics, Inc. (“Urica”)

Agreement with Crystalys Therapeutics, Inc (“Crystalys”)

On July 15, 2024, Urica entered into an asset purchase agreement (the “APA”), royalty agreement (the “Royalty Agreement”), and related agreements (collectively, the “Transaction Documents”) with Crystalys, a Delaware corporation incorporated in 2022 and seeded by life sciences institutional investors. Under the Transaction Documents, Urica sold the rights to its URAT1 inhibitor product candidate (see Note 7) in development for the treatment of gout, dotinurad, and related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity. Urica’s equity position cannot be reduced below 15% of Crystalys’ fully-diluted equity capitalization until it raises $150 million in equity securities.

The Transaction Documents also grant Urica a secured three percent (3%) royalty on future net sales of dotinurad to be paid by Crystalys, as well as the right to receive $0.6 million cash reimbursement for certain clinical and development costs incurred by Urica related to dotinurad. Urica has the right to appoint one director to the board of directors of Crystalys, as well as an additional board observer. Crystalys is obliged to use commercially reasonable efforts to develop and commercialize dotinurad.

The APA also gives Urica the right, but not the obligation, to repurchase the sold assets for a repurchase price not to exceed $6.4 million plus accrued interest; in the event that Crystalys has not consummated a qualified financing of at least $120 million before January 8, 2026. Urica recorded a liability for the $0.6 million received, which will be accreted up to the repurchase price over the term of the repurchase option, and will not recognize an asset for its ownership interest received in Crystalys until the expiration of the repurchase option. Accordingly, for the year ended December 31, 2024, Urica recorded accretion of $0.7 million of the repurchase option price, booked to interest expense in the condensed consolidated statement of operations.

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

Avenue

Agreements with InvaGen

In November 2018, Avenue entered into a Stock Purchase and Merger Agreement (the “Avenue SPMA”) with InvaGen Pharmaceuticals Inc. In November 2021, Avenue delivered InvaGen notice of termination of the Avenue SPMA and, in July 2022, Avenue entered into a Share Repurchase Agreement (the “Avenue SRA”) with InvaGen which closed in October 2022. In connection with the closing of the Avenue SRA, Avenue repurchased all the common shares of Avenue held by InvaGen, and all of the rights retained by InvaGen pursuant to the Stockholders Agreement entered into by and among Avenue, InvaGen and Fortress on November 12, 2018, were terminated. Under the Avenue SRA, Avenue agreed to pay InvaGen seven and a half percent (7.5%) of the proceeds from future financings, up to $4 million. In connection with funds raised in 2024 and 2023 (see Note 13), Avenue made payments totaling $0.7 million and $0.5 million, respectively, to InvaGen.

4. Inventory

Inventory consisted of the following:

	December 31,	December 31,
($ in thousands)	2024	2023
Raw materials	$3,196	$4,640
Work-in-process	367	884
Finished goods	11,381	4,987
Inventory reserve	(513)	(305)
Total inventories	$14,431	$10,206

5. Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	December 31,	December 31,
($ in thousands)	(Years)	2024	2023
Computer equipment	3	$595	$595
Furniture and fixtures	5	1,017	1,017
Leasehold improvements	15	13,175	13,175
Buildings	40	581	581
Construction in progress	N/A	—	29
Total property and equipment		15,368	15,397
Impairment - Leasehold Improvements		(2,176)	—
Less: Accumulated depreciation		(9,932)	(8,892)
Property and equipment, net		$3,260	$6,505

Fortress’ depreciation expense for the years ended December 31, 2024 and 2023 was $1.0 million and $2.2 million, respectively, and was recorded in research and development, and selling, general and administrative expense in the Consolidated Statements of Operations.

Impairment of Long-Lived Assets

During the year ended December 31, 2024, Mustang concluded it had a triggering event requiring assessment of impairment for certain leasehold improvements and the related right-of-use asset. Mustang assessed the carrying value of the asset group consisting of the leasehold improvements and right-of-use asset in accordance with ASC 360, given the significant changes to Mustang’s operations, operating cash and the repurchase of equipment. The assessment of the recoverability of the asset group concluded that there was impairment on the carrying value of the asset group of approximately $2.6 million, which was allocated on a pro rata basis using the relative carrying amounts of the assets. Approximately $2.2 million of the impairment loss was allocated to leasehold improvements, with the remaining $0.4 million allocated to the right-of-use asset. At December 31, 2024, Mustang assessed the remaining improvements, right-of-use asset, and property, plant and equipment held for sale for impairment and concluded that the property, plant and equipment held for sale were impaired, based primarily on offers received from third parties.  As such, Mustang recorded an additional impairment charge of $1.0 million for the property, plant and equipment held for sale. See Note 8 for asset impairment of $3.1 million recognized in the year ended December 31, 2023.

6. Fair Value Measurements

Fair Value of Aevitas

The Company valued its retained investment in Aevitas, which is accounted for as an equity method investment for which the Company elected the fair value option, and estimated the fair value to be $2.6 million based on a per share value of $0.328. The following inputs were utilized to derive the value: risk free rate of return of 3.7%, volatility of 80% and a discount for lack of marketability of 39.7%.

Common Stock Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Warrants
($ in thousands)	liabilities
Balance at December 31, 2022	$13,869
Avenue common stock warrants	2,235
Urica placement agent warrants	33
Change in fair value of common stock warrants - Avenue	(4,258)
Change in fair value of common stock warrants - Checkpoint	(7,924)
Change in fair value of placement agent warrants - Urica	52
Exercise of common stock warrants - Checkpoint	(3,121)
Balance at December 31, 2023	886
Change in fair value of common stock warrants - Avenue	(170)
Change in fair value of common stock warrants - Checkpoint	73
Change in fair value of placement agent warrants - Urica	(24)
Exercise of common stock warrants - Avenue	(400)
Exchange of common stock warrants - Urica	(151)
Balance at December 31, 2024	$214

Checkpoint

On December 16, 2022, Checkpoint closed on an offering for the sale of shares of its common stock and pre-funded warrants (the “Checkpoint December 2022 Registered Direct Offering”). The common stock and the pre-funded warrants were sold together with December 2022 Common Stock Warrants. Checkpoint also issued the placement agent warrants to purchase up to 104,046 shares of common stock with an exercise price of $5.406 per share (the “December 2022 Placement Agent Warrants”). Checkpoint deemed the December 2022 Common Stock Warrants and December 2022 Placement Agent Warrants to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The December 2022 Common Warrants and December 2022 Placement Agent Warrants were recorded at the time of closing at a fair value, determined by using the Black-Scholes Model.

In October 2023, Checkpoint entered into the October 2023 Inducement with a holder of certain of its existing warrants to exercise for cash an aggregate of 6,325,354 shares of Checkpoint’s common stock at a reduced exercise price of $1.76 per share. Included in the exercise were the entirety of the December 2022 Common Stock Warrants. Checkpoint revalued the December 2022 Common Stock Warrants on October 4, 2023, resulting in a fair value of $3.1 million. Checkpoint also revalued the December 2022 Common Stock Warrants and December 2022 Placement Agent Warrants at each reporting period in 2023, and the decrease in the fair value of the common stock warrant liability throughout the year resulted in an offsetting gain on common stock warrant liabilities in the Statements of Operations. Since the December 2022 Placement Agent Warrants issued in the December 2022 Registered Direct Offering were not included in the October 2023 Inducement and have not been exercised, they will continue to be revalued at each reporting period for as long as they remain outstanding. Checkpoint revalued the warrants at December 31, 2024 and 2023, resulting in a fair value of approximately $0.2 million and $0.1 million, respectively.

Checkpoint
Warrant
($ in thousands)	Liability
Common Stock Warrant liabilities at December 31, 2022	$11,170
Change in fair value of common stock warrant liabilities	(7,924)
Exercise of common stock warrants	(3,121)
Common Stock Warrant liabilities at December 31, 2023	125
Change in fair value of common stock warrant liabilities	73
Common Stock Warrant liabilities at December 31, 2024	$198

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	December 31,	December 31,
Checkpoint Warrants	2024	2023
Exercise price	$5.41	$5.41
Volatility	111.1%	96.4%
Expected life in years	3.0	4.0
Risk-free rate	4.3%	3.8%

Avenue

Avenue issued freestanding warrants to purchase shares of its common stock in connection with financing activities in October 2022 (the “October 2022 Warrants”) and January 2023 (the “January 2023 Warrants”, collectively the “Avenue Warrants”). The Avenue Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. In connection with the Avenue January 2023 Registered Direct Offering (see Note 13) in January 2023, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $116.25, which was the offering price for the Avenue Registered Offering in January 2023. The Black-Scholes model was used to value the October 2022 Warrants and January 2023 Warrants as of December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, the decrease in the fair value of the Avenue Warrants resulted in a decrease in common stock warrant liabilities of $0.2 million and $4.3 million, respectively, with an offsetting gain recorded in the Statements of Operations.

Avenue
Warrant
($ in thousands)	Liability
Avenue common stock warrant liabilities at December 31, 2022	$2,609
Issuance of common warrants	2,235
Change in fair value of common stock warrant liabilities	(4,258)
Avenue common stock warrant liabilities at December 31, 2023	586
Exercise of Avenue common warrants	(400)
Change in fair value of common stock warrant liabilities	(170)
Avenue common stock warrant liabilities at December 31, 2024	$16

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Avenue warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	December 31,	December 31
	2024	2023
Stock price	$ 2.00	$ 12.00
Risk-free interest rate	4.27%	3.84 - 4.23%
Expected dividend yield	—	—
Expected term in years	2.8	2.1 - 3.8
Expected volatility	155%	148 - 175%

Urica

Urica’s outstanding contingently issuable placement agent warrants were exchanged at the time of the exchange of the Urica 8% Cumulative Convertible Class B Preferred Stock on June 27, 2024 (see Note 9) for 202,834 warrants to purchase Fortress common stock at an exercise price of $1.68. The Fortress common stock warrants have a five-year life, expiring on June 27, 2029. The Company determined the placement agent warrants met the criteria for equity classification. At December 31, 2024 and 2023, the value of Urica’s contingent payment warrant was nil and $0.2 million, respectively, and was recorded on the consolidated balance sheet.

December 31,
2023
Risk-free interest rate	3.93%
Expected dividend yield	—
Expected term in years	0.5
Expected volatility	153.6%

7. License Agreements

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternate use. The purchase prices of the licenses acquired is classified as research and development-licenses acquired in the consolidated statements of operations and for the years ended December 31, 2024 and 2023, expense recognized was $0.3 million and $4.3 million, respectively.

Journey

Emrosi (also known as DFD-29)

In June 2021, Journey entered a license, collaboration, and assignment agreement (the “Emrosi Agreement”) to obtain global rights for the development and commercialization of EmrosiTM (Minocycline Hydrochloride Extended-Release Capsules, 40mg), for the treatment of rosacea with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets including Brazil, Russia, India and China. Pursuant to the terms and conditions of the Emrosi Agreement, Journey paid $10.0 million. In addition, Journey paid two developmental milestones in 2024.  In April 2024 Journey paid a $3.0 milestone to DRL, based on FDA acceptance of the NDA application for Emrosi, and in December of 2024 Journey paid a $15.0 million milestone payment to DRL, which was triggered by the FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, the assets that had been the subject of the exclusive license related to Emrosi, including the NDA itself, the patents and other intellectual property, were assigned to Journey (see Note 8). Pursuant to the Emrosi Agreement, Journey may be required to pay additional contingent regulatory, commercial, and corporate-based milestone payments, totaling up to $150.0 million. Journey is required to pay royalties ranging from approximately ten percent to fourteen percent on net sales of Emrosi, subject to certain possible reductions.

Qbrexza

In March 2021, Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). Pursuant to the terms of the Qbrexza APA, Journey acquired the rights to Qbexza® (glycopyrronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older from Dermira, Inc., Journey paid the upfront fee of $12.5 million to Dermira.  In addition, Journey is obligated to pay Dermira up to $144 million in the aggregate upon the achievement of certain sales milestones. The royalty structure for the agreement is tiered with royalties for the first two years ranging approximately 40% to 30%. Thereafter for a period of eight years royalties are approximately 12% to 19%. Royalty amounts are subject to certain reductions in the event there is loss of exclusivity.

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

Accutane

In July 2020, Journey entered into an exclusive license and supply agreement for Accutane (the “Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, Journey paid $5.0 million. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. Journey is required to pay royalties in an amount equal to a low-double digit percentage of net sales. The term of the Accutane Agreement is ten years and renewable upon mutual agreement. Each party may terminate the Accutane Agreement for an uncured material breach by the other party or for certain bankruptcy or insolvency related events. Journey may also terminate the Accutane Agreement without cause upon 180 days written notice to DRL.

Vyne

In January 2022, Journey entered into an Asset Purchase Agreement (the “Vyne APA”) with Vyne Therapeutics, Inc. (“Vyne”) to acquire Vyne’s Molecule Stabilizing TechnologyTM franchise (the “Acquisition”) for an upfront payment of $20.0 million and an additional $5.0 million payment on the one-year anniversary of the closing of the Acquisition. The Vyne APA also provides for contingent net sales milestone payments: in the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, Journey will be required to make a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, in that year only, per product, totaling up to $450 million. In addition, Journey will pay Vyne 10% of any upfront payment received by Journey from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the Vyne APA. There are no subsequent milestone payments or royalties beyond the aforementioned payments.  The Acquisition included two FDA-approved products (Amzeeq® and Zilxi®), and a development-stage dermatology program (FCD105), along with the Molecule Stabilizing Technology proprietary platform.

Part of the Vyne APA was Journey’s assumption of a license agreement with Cutia Therapeutics (HK) Limited, a Hong Kong biopharmaceutical company with experience in developing pharmaceutical products in the greater China region (the “Cutia Agreement”). Pursuant to the Cutia Agreement, Cutia was granted an exclusive license to obtain regulatory approval of and commercialize Amzeeq (topical 4% minocycline foam) and Zilxi (topical 1.5% minocycline foam) in mainland China, Taiwan, Hong Kong and Macau. Journey has agreed to supply the finished Licensed Products to Cutia for clinical and commercial use at an agreed price. On November 11, 2024, Cutia received marketing approval for topical 4% minocycline foam from the National Medical Products Administration (the “NMPA”) of the People’s Republic of China (the “PRC”). The approval triggered a $1.0 million milestone payment to Journey. The $1.0 million milestone payment was recorded as a component of other revenue in the Company’s Consolidated Statements of Operations for the year ended December 31, 2024.

Ximino

In July 2019, Journey entered into an asset purchase agreement for Ximino® (the “Ximino APA”) with Sun Pharmaceutical Industries, Inc. (“Sun”). Pursuant to the Ximino APA, total consideration was $9.4 million, with an upfront payment of $2.4 million paid in 2019. Pursuant to the terms of the Ximino APA, the remaining $7.0 million was due on the second anniversary and for the next four anniversaries of the Ximino APA thereafter. No additional licensing or milestone payments were required. Journey commenced sales of this product in August 2019, and discontinued selling Ximino in September 2023. In August 2024, Journey executed a settlement agreement with Sun for amounts owed under the Ximino APA (see Note 9).

Avenue

On February 28, 2023, Avenue entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. ("AnnJi"), whereby Avenue obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to the intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of SBMA, also known as Kennedy's Disease. Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, Avenue agreed to pay $3.0 million, which was paid in the year ended December 31, 2023.

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

In connection with the signing of the AnnJi License Agreement, Avenue issued 11,089 shares of its common stock to AnnJi (“First Tranche Shares”) and recognized expense of $0.9 million; and issued 3,688 shares of common stock (“Second Tranche Shares”) and recognized expense of $0.3 million paid on September 26, 2023 upon enrollment of the eighth patient in the ongoing Phase 1b/2a SBMA clinical trial. Avenue and AnnJi entered into a Subscription Agreement, dated as of February 28, 2023, that provided for the issuance of First Tranche Shares which were issued March 30, 2023. In the event that the common stock of Avenue ceases to be traded on a national securities exchange, AnnJi has the right to sell the common stock of Avenue back to Avenue at a price of $2.10 per share, subject to the terms of the AnnJi License Agreement.

On March 3, 2025, Avenue received a “notice of intent to terminate” letter from AnnJi with respect to the AnnJi License Agreement; Avenue believes that the grounds for termination stated in the purported termination notice are without merit and intends to avail itself of the dispute resolution procedures set forth in the AnnJi License Agreement.

Urica

In May 2021, Urica entered into an exclusive license agreement with Fuji to develop dotinurad in North America, Europe, and the UK. Dotinurad is approved for the treatment of gout and hyperuricemia in Japan. Urica paid a $3.0 million milestone payment in December 2021 upon IND submission of dotinurad. In December 2022 Urica expanded its exclusive license agreement with Fuji for the development of dotinurad to include the Middle East and North Africa (“MENA”) and Turkey territories. The amendment to the exclusive license agreement included a one-time license amendment payment of $0.3 million. In July 2024, Urica sold the rights to dotinurad to Crystalys (see Note 3).

Partner Companies and Subsidiaries

The Company’s partner companies and subsidiaries have also entered into other various license agreements with research institutions and medical centers. These license agreements include upfront payments which were expensed and various development milestone payments due upon achievement of various milestones which in the aggregate are approximately $191.3 million, of which $65.0 million relates to Mustang agreements. The license agreements also have sales-based milestone payments that total approximately $268.4 million. The agreements also include royalty payments on any future sales.

8. Intangible Assets

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of intangible assets as of December 31, 2024 and 2023, respectively:

	Estimated Useful	December 31,	December 31,
($ in thousands)	Lives (Years)	2024	2023
Intangible assets – product licenses	3 to 15	$52,925	$37,925
Accumulated amortization		(17,919)	(14,495)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$31,863	$20,287

The Company’s amortization expense for the years ended December 31, 2024 and 2023 was approximately $3.4 million and $3.8 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s consolidated statements of operations.

In the fourth quarter of 2024, the FDA approved Journey’s Emrosi for the treatment of inflammatory lesions of rosacea in adults.  The approval triggered a $15.0 million milestone payment to DRL, which Journey capitalized as an acquired intangible asset. During the year ended December 31, 2023, Journey experienced lower net product revenues and gross profit levels for its Ximino products. Based on these results, Journey revised the financial outlook and plans for its Ximino products. Journey assessed the revised forecast for Ximino and determined that this constituted a triggering event and the results of the analysis indicated the carrying amount was not expected to be recovered. Journey recorded an intangible asset impairment charge of $3.1 million during the year ended December 31, 2023. This non-cash charge was recorded to operating expenses on the Consolidated Statements of Operations.

The future amortization of these intangible assets is as follows:

Total
($ in thousands)	Amortization
December 31, 2025	$ $ 4,257
December 31, 2026	3,471
December 31, 2027	2,775
December 31, 2028	2,595
December 31, 2029	2,595
Thereafter	12,228
Sub-total	$27,921
Asset not yet placed in service	3,942
Total	$31,863

9. Debt and Interest

Debt

Total debt consists of the following:

	December 31,	December 31,	Interest rate at
($ in thousands)	2024	2023	December 31, 2024	Maturity
2024 Oaktree Note	$35,350	$—	12.2%	July - 2027
2020 Oaktree Note	—	50,000	11.0%	August - 2025
SWK Term Loan	25,000	15,000	14.8%	December - 2027
Less: Discount on notes payable	(2,388)	(4,144)
Total notes payable	$57,962	$60,856

As of December 31, 2024, the carrying value of the notes payable approximates their fair value as the interest rate is variable and approximates the market rate for loans with similar terms and risk characteristics.

2024 Oaktree Note

On July 25, 2024, Fortress entered into a $50.0 million senior secured credit agreement (the “New Oaktree Agreement”) with a maturity date of July 25, 2027 with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). The Company borrowed $35.0 million under the New Oaktree Agreement on the Closing Date (the “2024 Oaktree Note”) and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. The 2024 Oaktree Note replaces the 2020 Oaktree Note (as defined below) in which the remaining $50.0 million balance was repaid in full.

Under the terms of the New Oaktree Agreement, the loans have a 30-month interest-only period with a maturity date of July 25, 2027, and bear interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 7.625% (subject to a 2.50% SOFR floor and a 5.75% SOFR cap). At December 31, 2024, the interest rate applicable to the 2024 Oaktree Note was 12.23%. The Company is required to make quarterly interest-only payments until the maturity date, except fifty percent of the then-outstanding principal balance of the loans is due on March 31, 2027, with the remaining principal amount due on the maturity date.

The Company may voluntarily prepay, in whole or in part, the amounts due under the New Oaktree Agreement at any time subject to a prepayment fee. Subject to prior written notice by the Company, to repay any amounts due prior to the maturity date, the Company must pay the sum of (A) the aggregate principal amount of the Loans being prepaid, (B) any accrued but unpaid interest on the principal amount of the Loans being prepaid, (C) any applicable Yield Protection Premium (as defined in the New Oaktree Agreement) and (D) if applicable, other unpaid amounts then due and owing pursuant to the New Oaktree Agreement and the other loan documents (such aggregate amount, the “Prepayment Price”); provided that each partial prepayment of the principal amount of the Loans shall be in an aggregate amount of at least $5.0 million and integral multiples of $1.0 million in excess thereof. The Company is required to make mandatory prepayments of the Loans with net cash proceeds from (i) certain casualty events, (ii) certain monetization events, including, among other things, certain asset sales and the sale(s) of priority review vouchers by certain subsidiaries of the Company, and the receipt by the Company of any dividend or other distributions in cash from any of its subsidiaries in excess of $5.0 million other than in connection with certain monetization events, (iii) debt issuances that are not permitted, and (iv) failure to comply with certain covenants. The lenders may elect to receive warrants to purchase common stock of the Company as an alternative to cash prepayments in some situations where a mandatory prepayment would otherwise be required. No mandatory prepayments were required for the year ended December 31, 2024.

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

The New Oaktree Agreement contains events of default that are customary for financings of this type, in certain circumstances subject to customary cure periods. In addition, the Company is also required to (i) raise capital, or receive in monetizations or distributions, by the end of each calendar year prior to the maturity date, in an aggregate amount equal to the greater of $20 million or 50% of an amount set forth in an annual budget delivered to the lenders and (ii) maintain a specified minimum equity stake in Journey. The capital raise and minimum stake covenants and financial covenants, including minimum liquidity and minimum net sales, will not apply if the outstanding principal balance of the loan is less than or equal to $10 million. Following an event of default and any cure period, if applicable, the Agent will have the right upon notice to accelerate all amounts outstanding under the New Oaktree Agreement, in addition to other remedies available to the lenders as secured creditors of the Company.

In connection with the New Oaktree Agreement, the Company granted a security interest in favor of the Agent, for the benefit of the lenders, in substantially all of the Company’s assets, subject to customary exceptions, as collateral securing the Company’s obligations under the New Oaktree Agreement.

Also in connection with the New Oaktree Agreement, the Company granted warrants to the lenders to purchase up to 506,390 shares of the Company’s common stock at a purchase price of $2.0735 per share (the “Warrants”), later reduced to $1.65 per share in connection with the financing consummated by the Company in September 2024 (see note 13). The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The exercise price of the Warrants will also be adjusted if, while the Warrants are outstanding, the Company engages in any transaction involving the issuance or sale of shares of Common Stock or equivalent securities at an effective price per share less than the exercise price of the Warrant then in effect (such lower price, the “Base Share Price”). In such case, the exercise price of the Warrants will be reduced to equal the Base Share Price. In connection with the financing consummated by the Company in September 2024, the Warrants had their exercise price reduced to $1.65 per share. The Warrants are exercisable from July 25, 2024 and will expire on July 25, 2031 and may be net exercised for no cash payment at the holder’s election. The Company filed a registration statement to register the resale of the shares of Company common stock issuable upon exercise of the Warrants (see Note 13).

The Company was in compliance with all applicable covenants under the New Oaktree Agreement as of December 31, 2024.

2020 Oaktree Note

On July 25, 2024, the Company’s $50.0 million outstanding balance of the senior secured credit agreement with Oaktree (the “Prior Oaktree Agreement”) and the debt thereunder, the “2020 Oaktree Note”) was terminated upon receipt by Oaktree of a payoff amount of $51.4 million from the Company comprised of principal, interest and the applicable final payment amount. The payoff of the 2020 Oaktree Note was treated as a debt extinguishment, as the 2024 Oaktree Note originated from a fund group different from the Prior Oaktree Agreement. The Company recorded a loss on extinguishment of debt of approximately $3.6 million, representing unamortized debt issuance costs and inclusive of a $1.0 million prepayment fee; the loss on extinguishment was recorded to interest expense in the Consolidated Statement of Operations for the year ended December 31, 2024.

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

The Company was required to make quarterly interest-only payments until the fifth anniversary of the closing date of the 2020 Oaktree Note, August 27, 2025, at which point the outstanding principal amount would have been due. The Company could have voluntarily prepaid the 2020 Oaktree Note at any time subject to a prepayment fee. The Company was required to make mandatory prepayments of the 2020 Oaktree Note under various circumstances as defined in the Prior Oaktree Agreement

SWK Term Loan

On December 27, 2023 (the “SWK Closing Date”), Journey entered into a Credit Agreement with SWK Funding LLC (“SWK”). The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the SWK Closing Date, Journey drew $15 million. On June 26, 2024, Journey drew the remaining $5.0 million under the Credit Facility. On July 9, 2024, Journey entered into the Amendment to the Credit Agreement with SWK. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to Journey receiving approval on or before June 30, 2025. Journey drew on the remaining $5.0 million relating to the FDA approval of Emrosi on November 25, 2024.

Loans under the Credit Facility (the “Term Loans”) mature on December 27, 2027. The Term Loans accrue interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75% and interest is payable quarterly and resets quarterly.

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

Upon repayment in full of the Term Loans, Journey will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, Journey paid an origination fee of $0.2 million on the SWK Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. Journey is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense in the Consolidated Statement of Operations. The effective interest rate on the SWK Term Loan as of December 31, 2024 was 14.8%.

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of December 31, 2024, Journey was in compliance with the financial covenants under the SWK Credit Facility.

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

IDB Letters of Credit

The Company has letters of credit (“LOC”) with one of its commercial banks, IDB Bank (“IDB”), of approximately $1.6 million and $2.4 million as of December 31, 2024 and 2023, respectively, securing rent deposits for lease facilities and an undertaking posted by Cyprium relating to an injunctive proceeding. The Company’s LOC’s are secured by cash, which is included in restricted cash on the Company’s Consolidated Balance Sheet. Interest paid on the letters of credit is 2% per annum.

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

Harley Capital LLC (“Harley”) was the primary placement agent for the Urica Offering and received a 10% cash fee on gross proceeds raised, plus either warrants to purchase 10% of the Urica common stock into which the Urica Preferred Stock converts (in the event of a sale of Urica or a qualified financing) or 10% of the Company common stock for which the Urica Preferred Stock is exchanged (in the event neither a sale of Urica nor a qualified financing occurs), in addition to reimbursement of legal and other expenses (see Note 6).

Dividends on the Urica Preferred Stock were payable monthly by Fortress in shares of Fortress Common Stock based upon a 7.5% discount to the average trading price over the 10-day period preceding the dividend payment date. Dividends were recorded as interest expense. For the years ended December 31, 2024 and 2023, the Company recorded expense of $0.1 million and $0.3 million, respectively, associated with the Urica dividends paid on the outstanding Urica Preferred Stock.

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

Ximino Settlement

In August 2024, Journey executed a settlement agreement (the “Settlement Agreement”) to settle the $3.0 million of license installment payments Journey owed to Sun associated with the Ximino APA. Pursuant to the Settlement Agreement, Journey agreed to settle the total outstanding obligation owed to Sun for a total of $1.9 million, payable in three installments: 1) $0.6 million upon execution of the Settlement Agreement, 2) $0.6 million on December 1, 2024, and 3) $0.6 million on January 15, 2025. Journey accounted for the settlement of the license installment payment as a $1.1 million gain on extinguishment of debt in the Condensed Consolidated Statements of Operations for the year ended December 31, 2024.

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Year Ended December 31,
	2024			2023
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	1,954	323	2,277	—	—	—
2020 Oaktree Note[1]	6,803	1,219	8,022	5,561	2,073	7,634
Partner company convertible preferred shares	(290)	90	(200)	1,023	503	1,526
Partner company installment payments - licenses[2]	—	—	—	353	—	353
Partner company notes payable[3]	2,385	307	2,692	4,856	492	5,348
Partner company contingent call option accretion[4]	716	—	716	—	—	—
Other	20	—	20	122	332	454
Total Interest Expense and Financing Fee	$11,588	$1,939	$13,527	$11,915	$3,400	$15,315

Note 1:	Includes loss on extinguishment of debt of $3.6 million related to the payoff of the 2020 Oaktree Note on July 25, 2024.
Note 2:	Imputed interest expense related to Ximino, Accutane, Anti-itch product license and VYNE product licenses (see Note 8) for the year ended December 31, 2023.
Note 3:	Includes loss on extinguishment of debt of $2.8 million recorded by Mustang related to payoff of the Runway Note on April 11, 2023.

Note 4:Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3).

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
($ in thousands)	2024	2023
Accounts payable	$31,636	$34,810
Accrued expenses:
Professional fees	3,147	1,681
Salaries, bonus and related benefits	6,596	8,531
Research and development	8,509	11,644
Accrued royalties payable	1,374	2,015
Accrued coupon and rebates	6,200	9,987
Return reserve	3,124	4,077
Other[1]	4,915	817
Total accounts payable and accrued expenses	$65,501	$73,562

Note 1:	Other includes approximately $1.3 million of accrued consideration for the Mustang Repurchase Agreement with uBriGene, see Note 3.

11. Non-Controlling Interests

On April 21, 2023, Aevitas ceased to be a controlled Fortress entity and as such is no longer consolidated (see Note 3). Tamid was dissolved in the year ended December 31, 2023 due to inactivity.

The Company’s ownership interest in its consolidated subsidiaries in 2024 was similar to 2023, except for Avenue, which increased from 4% to 9.2% due to the acquisition of additional common shares (see Note 16); Journey, which decreased from 50% to 44.5% due to dilution from the issuance of equity securities (see Note 13) and Mustang, which decreased from 19% to 6.3% due to dilution from the issuance of equity securities (see Note 13).

12. Net Loss per Common Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing the net loss attributed to Fortress (less the Series A Preferred dividends) by the weighted-average number of shares of Common Stock outstanding during the period, not including unvested restricted stock, and without consideration for other potentially dilutive securities. Diluted net loss per share is the same as the basic loss per share due to net losses in all periods.

The Series A Preferred dividends included in the net loss per share calculation include dividends paid as well as dividends cumulated (but undeclared) (see Note 13). For the years ended December 31, 2024 and 2023, the effect on the net loss per share calculation from Series A Preferred dividends was $8.0 million and $8.0 million, respectively, and deemed dividends were $1.9 million and $0.7 million, respectively.

The following shares of potentially dilutive securities, weighted during the years ended December 31, 2024 and 2023 have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be anti-dilutive:

	December 31,
	2024	2023
Warrants to purchase Common Stock	14,406,201	873,065
Options to purchase Common Stock	558,896	32,601
Unvested Restricted Stock and deferred Restricted Stock	1,900,630	1,514,208
Unvested Restricted Stock units and deferred Restricted Stock units	2,513,830	372,817
Total	19,379,557	2,792,691

13. Stockholders’ Equity

Common Stock

Fortress’ Certificate of Incorporation, as amended, authorizes the Company to issue 200,000,000 shares of $0.001 par value Common Stock of which 27,908,839 and 15,093,053 shares of Common Stock were outstanding as of December 31, 2024 and 2023, respectively.

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

Series A Cumulative Redeemable Perpetual Preferred Stock

On October 26, 2017, the Company designated 5,000,000 shares of $0.001 par value preferred stock as Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”). As of December 31, 2024 and 2023, 3,427,138 shares of Series A Preferred Stock were issued and outstanding.

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

On July 5, 2024, Fortress announced that the Company’s Board of Directors had decided to pause the monthly dividend of $0.1953125 per share of the Series A Preferred Stock. In accordance with the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock will continue to accrue and cumulate until such dividends are authorized or declared. The pausing of these dividends will defer approximately $0.7 million in cash dividend payments each month. The Board intends to revisit its decision regarding the monthly dividend regularly and will assess the profitability and cash flow of the Company to determine whether and when the pause should be lifted. The Company recorded approximately $4.0 million and $8.0 million of dividends in Additional Paid in Capital on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. At December 31, 2024, the Company had total undeclared dividends of approximately $4.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on December 31, 2024. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets but are reflected in the net loss attributable to common shareholders (see Note 12).

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

Optional Redemption

The Series A Preferred Stock may be redeemed in whole or in part (at the Company’s option) any time on or after December 15, 2022, upon not less than 30 days nor more than 60 days’ written notice by mail prior to the date fixed for redemption thereof, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. During the year ended December 31, 2024, no Series A Preferred Stock shares were redeemed.

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

Stock-Based Compensation

As of December 31, 2024, the Company had three equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended, the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”)  (collectively, the “Plans”) and the Fortress Biotech, Inc. Long Term Incentive Plan (the “LTIP”). In the years ended December 31, 2024 and 2023, the Company’s Board of Directors and stockholders approved increases of 11.0 million and 0.5 million shares, respectively, to the Plans, bringing the aggregate total of authorized shares available under the Plans to 13.1 million shares. A total of 4.1 million shares have been granted under the Plans, net of cancellations, and 9.0 million shares remained available for issuance as of December 31, 2024.

Certain partner companies have their own equity compensation plan under which shares are granted to eligible employees, directors and consultants in the form of restricted stock, stock options, and other types of grants of stock of the respective partner company’s common stock. The table below provides a summary of those plans as of December 31, 2024:

Partner		Shares	Shares available at
Company	Stock Plan	Authorized	December 31, 2024
Avenue	Avenue Therapeutics, Inc. 2015 Stock Plan	5,070,223	4,575,701
Cellvation	Cellvation Inc. 2016 Incentive Plan	2,000,000	300,000
Checkpoint	Checkpoint Therapeutics, Inc. Amended and Restated 2015 Incentive Plan	18,000,000	8,010,406
Cyprium	Cyprium Therapeutics, Inc. 2017 Stock Plan	2,000,000	675,000
Helocyte	DiaVax Biosciences, Inc. 2015 Incentive Plan	2,000,000	341,667
Journey	Journey Medical Corporation 2015 Stock Plan	10,642,857	2,806,824
Mustang	Mustang Bio, Inc. 2016 Incentive Plan	14,666	6,946
Oncogenuity	FBIO Acquisition Corp. VII 2017 Incentive Plan	2,000,000	1,200,000
Urica	FBIO Acquisition Corp. VIII 2017 Incentive Plan	4,000,000	198,638

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

Incentive and non-statutory stock options are granted pursuant to option agreements adopted by the plan administrator. Options generally have 10-year contractual terms.

The Company and its subsidiaries and partner companies estimate the fair value of stock option grants using a Black-Scholes option pricing model. In applying this model, the following assumptions are used:

●	Risk-Free Interest Rate: The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the options for each option group.
●	Volatility: The trading history of common stock is used to determine the expected stock price volatility.
●	Expected Term: Due to the limited exercise history of the Company’s and its subsidiaries’ and partner companies’ stock options, the expected term was determined based on the Simplified Method under SAB 107 and the expected term for non-employees is the remaining contractual life for both options and warrants.
●	Expected Dividend Rate: Neither the Company, nor its subsidiaries and partner companies, have paid and none anticipate paying any cash dividends in the near future on their common stock.

The fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model and expensed under the straight-line method.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs, restricted stock and restricted stock unit awards for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023
Fortress:
Employee and non-employee awards	$9,026	$8,369
Executive awards	1,047	1,576

Partner Companies:
Avenue	1,236	907
Checkpoint	15,252	2,897
Mustang	(450)	567
Journey	6,098	2,606
Other	410	107
Total stock-based compensation expense	$32,619	$17,029

For the years ended 2024 and 2023, $7.1 million and $3.2 million was included in research and development expenses, and $25.5 million and $13.8 million was included in selling, general and administrative expenses, respectively.

Options

The following table summarizes Fortress stock option activities, excluding activities related to partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2023	18,896	$20.55	$—	1.76
Granted	540,000	1.68	186,300	6.20
Options vested and expected to vest at December 31, 2024	558,896	$2.32	$186,300	6.02
Options vested and exercisable at December 31, 2024	18,896	$20.55	$—	1.01

During the years ended December 31, 2024 and 2023, there were no exercises of Fortress stock options.

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

Year Ended
December 31, 2024
Risk-free interest rate	4.3%
Expected dividend yield	—
Expected term in years	7.0
Expected volatility	90.1%

As of December 31, 2024, Fortress had $0.4 million of unrecognized stock-based compensation expense related to Fortress stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

As of December 31, 2024, on a consolidated basis, the Company had $1.0 million of unrecognized stock-based compensation expense related to stock options of Fortress and subsidiaries, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock

Consolidated stock-based compensation expense from restricted stock awards and restricted stock units for the years ended December 31, 2024 and 2023 was $30.9 million and $16.0 million, respectively. Restricted stock awards and restricted stock unit awards are expensed under the straight-line method over the vesting period. Expense for awards with performance-based vesting criteria are measured and recorded if and when it becomes probable that the milestone will be achieved.

During 2024, the Company granted 0.5 million restricted shares of its Common Stock to executives and directors of the Company and 2.1 million restricted stock units to employees and non-employees of the Company. The fair value of the restricted stock awards issued during 2024 of $1.4 million and the fair value of the restricted stock unit awards issued during 2024 of $3.5 million were valued on the grant date using the Company’s stock price as of the grant date. The 2024 restricted stock awards and restricted stock unit awards vest upon both the passage of time as well as meeting certain performance criteria.

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

The following table summarizes Fortress’ restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2023	2,066,810	$28.05
Restricted stock granted	468,357	3.01
Restricted stock vested	(17,303)	34.65
Restricted stock units granted	2,054,000	1.72
Restricted stock units forfeited	(19,485)	14.56
Restricted stock units vested	(137,655)	37.88
Unvested balance at December 31, 2024	4,414,724	$12.87

The total fair value of restricted stock units and awards that vested during the years ended December 31, 2024 and 2023 was $5.8 million and $9.6 million, respectively. As of December 31, 2024, Fortress had unrecognized stock-based compensation expense related to all unvested Fortress restricted stock and Fortress restricted stock unit awards of $4.2 million and $4.8 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 0.8 years and 3.4 years, respectively. As of December 31, 2024, on a consolidated basis, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock and restricted stock unit awards of Fortress and subsidiaries of $9.5 million and $10.4 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years and 2.5 years, respectively. These amounts does not include restricted stock units which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Deferred Compensation Plan

On March 12, 2015, the Company’s Compensation Committee approved the Deferred Compensation Plan allowing all non-employee directors the opportunity to defer all or a portion of their fees or compensation, including restricted stock and restricted stock units. During the years ended December 31, 2024 and 2023, certain non-employee directors elected to defer an aggregate of approximately 25,000 and 27,000 restricted stock awards, respectively, under this plan.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of December 31, 2024, 0.1 million shares have been purchased and 1.0 million shares are available for future sale under the Company’s ESPP. The Company recognized share-based compensation expense of approximately $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2023	5,787,288	$1.88	$7,794,450	4.91
Issued	8,729,746	2.35	1,131,912	4.83
Exercised	(107,500)	1.67	—	—
Canceled	(3,333)	32.40	—	—
Outstanding as of December 31, 2024	14,406,201	$2.15	$2,933,774	4.46
Exercisable as of December 31, 2024	14,406,201	$2.15	$2,933,774	4.46

In connection with the 2024 Oaktree Note (see Note 9), the Company issued warrants to Oaktree and certain of its affiliates to purchase up to approximately 0.5 million shares of Common Stock at a purchase price of $2.0735 per share (the “2024 Oaktree Warrants”). Oaktree is entitled to a reduction in exercise price if, at any time prior to the expiration of the 2024 Oaktree Warrants, the Company issues equity, warrants or convertible notes (collectively known as “Security Instruments”) at a price that is less than 95% of the market price of the Company’s Common Stock on the trading day prior to the issuance of the Security Instruments. As a result of the September 2024 registered direct offering (see Note 13), the exercise price on the 2024 Oaktree warrants was lowered to $1.65 per share, and approximately $20,000 was recorded to interest expense.

The Company evaluated the accounting treatment of the 2024 Oaktree Warrants and determined that the 2024 Oaktree warrants should be classified in stockholders’ equity. As such, the Company used a Black-Scholes model to value the Oaktree Warrants.  Utilizing the following inputs: term of 7 years, volatility of 90.52%, risk-free rate of return of 4.18% yielding a value of $1.1 million and was recorded as a component of Stockholders’ Equity in the Company’s Condensed Consolidated Balance Sheet.

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

Amended and Restated Long-Term Incentive Program (“LTIP”)

On July 15, 2015, the stockholders approved the LTIP for the Company’s Chairman, President and Chief Executive Officer, Dr. Rosenwald, and Executive Vice Chairman, Strategic Development, Mr. Weiss. The LTIP consists of a program to grant equity interests in the Company and in the Company’s subsidiaries, and a performance-based bonus program that is designed to compensate LTIP participants based on their responsibilities and for their contributions to the successful achievement of certain corporate goals and objectives of the Company.

On January 1, 2024 and 2023, the Compensation Committee granted 216,465 and 81,286 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants, made in accordance with the LTIP, represent 1% of total outstanding shares of the Company as of the dates of such grants. Restricted shares granted under the LTIP vest upon (i)(A) the Company achieving a specified increase in market capitalization since the grant date and (B) the participant remaining in service with the Company until (or being involuntarily terminated prior to) July 16, 2025, or (ii) a change in control of the Company, provided the eligible participant remains in service with the Company until the date of such transaction. If the restricted shares have not vested in accordance with the preceding sentence, they will be subject to a repurchase option by the Company at a nominal price for 90 days following the earlier of July 16, 2025 or the participant’s voluntary separation from service with the Company. The fair value of each grant on the grant date was approximately $0.7 million for the 2024 grant and $0.8 million for the 2023 grant. For the year ended December 31, 2024 and 2023, the Company recorded stock compensation expense related to LTIP grants of approximately $6.7 million and $5.8 million, respectively, on the Consolidated Statement of Operations.

Capital Raises

2024 Shelf

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of December 31, 2024, $43.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notices. As a result, the Company is no longer eligible to use Form S-3 and has lost the ability to use the 2024 Shelf.

Common Stock At the Market Offering

For the year ended December 31, 2024, the Company issued approximately 2.0 million shares of common stock at an average price of $1.98 per share for net proceeds of $3.8 million after deducting aggregate fees of $0.1 million.  For the year ended December 31, 2023, the Company issued approximately 0.2 million shares of common stock at an average price of $9.61 per share for net proceeds of $2.2 million after deducting aggregate fees of $0.1 million.

Equity Offerings and Private Placements

In September 2024, Fortress closed a registered direct offering of an aggregate of 3,939,394 shares of its common stock at a purchase price of $1.65 per share. In a concurrent private placement, the Company also agreed to issue to the same investors that participated in the registered direct offering warrants to purchase up to 3,939,394 shares of common stock (the “Private Placement Warrants”). The Private Placement Warrants have an exercise price of $1.84 per share, are exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issuance.

In a separate concurrent private placement, Dr. Rosenwald, the Company’s Chairman, President and Chief Executive Officer, purchased 763,359 shares of common stock at a price of $1.84 per share, which represented the consolidated closing bid price of the Company’s common stock on the Nasdaq Capital Market on September 19, 2024, and warrants to purchase up to 763,359 shares of common stock, purchased at a price of $0.125 per warrant (the “Concurrent Private Placement Warrants”). The Concurrent Private Placement Warrants have an exercise price of $1.84 per share, are  exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issue. Net proceeds to Fortress from the September 2024 registered direct offering and the concurrent private placements, after deducting the placement agent’s fees and other offering expenses and assuming no exercises of the Private Placement Warrants or the Concurrent Private Placement Warrants, were approximately $7.3 million.

The Company filed a registration statement (No. 333-282384) on Form S-1 to register the resale of the shares of Common Stock issuable upon exercise of the Private Placement Warrants and the Concurrent Private Placement Warrants, which was declared effective by the SEC on October 7, 2024.

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

In January 2024, Fortress closed a registered direct offering of an aggregate of 3,303,305 shares of its common stock and warrants to purchase up to 3,303,305 shares of its common stock at a combined purchase price of $3.33 per share of common stock and accompanying warrant priced at-the-market under Nasdaq rules. The warrants have an exercise price of $3.21 per share, were immediately exercisable, and expire five years following the date of issue. Net proceeds to Fortress, after deducting the placement agent’s fees and other offering expenses, were approximately $10.1 million.

Journey 2022 Shelf Registration Statement and At the Market Offering (the “Journey ATM”)

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the SEC on January 26, 2023 (the Journey 2022 S-3”). The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey has entered into the Sales Agreement with B. Riley, relating to shares of the Journey’s common stock. In accordance with the terms of the Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as Journey’s agent or principal.

For the year ended December 31, 2024, Journey issued approximately 1.6 million shares of common stock at an average price of $5.19 per share for net proceeds of $7.9 million under the Journey ATM after deducting aggregate fees of $0.2 million. At December 31, 2024, 2,586,987 shares remain available for issuance under the Journey 2022 S-3.

Checkpoint 2023 Shelf Registration Statements

In March 2023, Checkpoint filed a registration statement on Form S-3 (File No. 333-270843), which was declared effective May 5, 2023 (the “Checkpoint 2023 S-3”). Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of December 31, 2024, approximately $65.7 million of the securities remain available for sale through the Checkpoint 2023 S-3.

Checkpoint Registered Direct Offerings

In November 2024, Checkpoint received approximately $9.2 million upon the exercise of existing Series B warrants to purchase 3,256,269 shares of Checkpoint common stock, which warrants were originally issued and sold in a registered direct offering from May 2023 with an exercise price of $2.821 per share. The shares of common stock issuable upon the exercise of the warrants were registered under the Checkpoint 2023 S-3.

In July 2024, Checkpoint closed on a registered direct offering (the “Checkpoint July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share. In addition, the offering includes 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, Checkpoint issued and sold common warrants (the “Checkpoint July 2024 Common Stock Warrants”) to purchase up to 5,853,659 shares of common stock. The Checkpoint July 2024 Common Stock Warrants have an exercise price of $2.05 per share, will be exercisable after requisite approval of Checkpoint’s stockholders is received, and have a term of exercise of five years from the issuance date. Checkpoint also issued the placement agent warrants to purchase up to 351,220 shares of common stock with an exercise price of $2.5625 per share. The total net proceeds from the Checkpoint July 2024 Registered Direct Offering, after deducting placement agent’s fees and other offering expenses, were approximately $11.0 million. The shares of common stock and the shares underlying the pre-funded warrants were sold in a registered offering under the Checkpoint 2023 S-3. In August 2024, Checkpoint filed a registration statement on Form S-3 to register the public rsale of the shares of Checkpoint common stock issuable upon exercise of each of the Checkpoint July 2024 Common Stock Warrants and the placement agent warrants, which was declared effective August 30, 2024 (File No. 333-281650). All of the pre-funded warrants from the Checkpoint July 2024 Registered Direct Offering have been fully exercised.

In January 2024, Checkpoint closed on a registered direct offering (the “Checkpoint January 2024 Registered Direct Offering”) for the issuance and sale of 1,275,000 shares of its common stock at a purchase price of $1.805 per share. In addition, the offering includes pre-funded warrants to purchase 6,481,233 shares of common stock , which were sold at a price of $1.8049. In a concurrent private placement, Checkpoint issued and sold common warrants (the “Checkpoint January 2024 Common Warrants”) to purchase up to 7,756,233 shares of Checkpoint common stock. The Checkpoint January 2024 Common Warrants are exercisable immediately upon issuance and will expire five years following the issuance date and have an exercise price of $1.68 per share. Checkpoint also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. Net proceeds to Checkpoint from the Checkpoint January 2024 Registered Direct Offering were $12.6 million after deducting commissions and other transaction costs. The offer and sale of the shares of common stock and the shares underlying the pre-funded warrants were registered for sale under the Checkpoint 2023 S-3. In March 2024, Checkpoint filed a registration statement on Form S-3 to register the public resale of the shares of Checkpoint common stock issuable upon exercise of each of the Checkpoint January 2024 Common Stock Warrants and the placement agent warrants, which was declared effective April 5, 2024 (File No. 333-278397). All of the pre-funded warrants from the Checkpoint January 2024 Registered Direct Offering have been fully exercised.

Mustang 2021 Shelf Registration Statement and At-the-Market Offering

On April 23, 2021, Mustang filed a shelf registration statement on Form S-3 (File No. 333-255476) (the “Mustang 2021 S-3”), which was declared effective on May 24, 2021. Through the Mustang 2021 S-3, Mustang was able to sell up to a total of $200 million of its securities. In 2024, Mustang sold approximately $4.4 million of securities under the Mustang 2021 S-3 until Mustang’s ability to register new offers and sales of securities under such registration statement expired on May 24, 2024.

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of December 31, 2024, approximately $34.8 million of the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3. The ability of Mustang to register new offers and sales of securities under the Mustang 2024 S-3 expires on June 12, 2027.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the year ended December 31, 2024, Mustang issued approximately 0.1 million shares of common stock at an average price of $18.78 per share for net proceeds of $2.5 million under the Mustang ATM, after deducting aggregate fees of approximately $0.1 million.

During the year ended December 31, 2023, Mustang issued approximately 1,000 shares (adjusted for reverse split) of common stock at an average price of $158.07 per share for net proceeds of $0.2 million under the Mustang ATM.

Mustang Registered Direct and Equity Offerings, Warrant Inducement and Private Placement

In October 2024, Mustang entered into a definitive agreement for the exercise of certain existing warrants to purchase an aggregate of 337,552 shares of its common stock having an exercise price of $11.85 per share, originally issued in May 2024. The issuance or resale of the shares of common stock issuable upon exercise of the existing warrants are registered pursuant to an effective registration statement filed by Mustang on Form S-1 (File No. 333-278006). The net proceeds to Mustang from the exercise of the existing warrants were approximately $3.6 million, prior to deducting placement agent fees and offering expenses payable by Mustang of $0.4 million.

In consideration for the immediate exercise of the existing warrants for cash, Mustang issued two new series of unregistered warrants to purchase up to an aggregate of 675,104 shares of common stock. The new warrants have an exercise price of $13.50 per share and will be exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon exercise of the new warrants (the “Stockholder Approval”). One of the new series of warrants to purchase 337,552 shares of common stock has a term of five years from the Stockholder Approval, and the other new series of warrants to purchase 337,552 shares of common stock has a term of twelve months from the Stockholder Approval.

In June 2024, Mustang closed on a registered direct offering of 60,500 shares of common stock at $20.50 per share (or common stock equivalent) priced at-the-market under Nasdaq rules and pre-funded warrants to purchase up to 62,100 shares of common stock, at a price per pre-funded warrant equal to $20.495, the price per share of common stock, less $0.005.  The pre-funded warrants have an exercise price of $0.005 per share, became exercisable upon issuance and remain exercisable until exercised in full. In a concurrent private placement, Mustang also agreed to issue and sell unregistered warrants to purchase up to 62,100 shares of its common stock, with an exercise price of $20.495 per share, exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants and will expire five years from the date of stockholder approval.  Net proceeds were approximately $2.1 million, after placement agent’s fees and other offering expenses. All of the 62,100 pre-funded warrants have since been exercised.

In May 2024, Mustang closed on an equity offering of 23,200 shares of common stock and pre-funded warrants to purchase up to 314,352 shares of common stock (or common stock equivalents in lieu thereof), and three series of 337,552 warrants each for a total of 1,012,656 warrants with a combined equity offering price of $11.85 per share (or per share common stock equivalent in lieu thereof) and accompanying warrants with an exercise price of $11.85 per share. The Series A-1 warrants have a five-year term, the Series A-2 warrants have a twenty-four month term, and the Series A-3 warrants have a nine month term. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the equity offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by Mustang was approximately $3.2 million.  All of the 314,352 pre-funded warrants have since been exercised.

Pursuant to the terms of the Second Amended and Restated Founders Agreement, Mustang owes to Fortress 2.5% of the aggregate number of shares of Mustang common stock issued in the offerings noted above. Accordingly, Mustang issued 23,450 common shares to Fortress for the year ended December 31, 2024.

Avenue 2021 Shelf Registration Statement and At-the-Market Offering

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. As of December 31, 2024, approximately $2.2 million of the securities were available for sale under the Avenue 2021 S-3, subject to General Instruction I.B.6. of Form S-3.

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue may offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offer and sale of the shares will be made pursuant to a base prospectus forming a part of the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the year ended December 31, 2024, Avenue issued 0.6 million shares through the Avenue ATM for net proceeds of $1.6 million.

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

The fair value of the Series A Warrants and Series B Warrants was allocated between the January 2023 Warrants and the November 2023 Warrants on a weighted basis, with approximately $0.6 million allocated to the January 2023 Warrants and recorded to loss on common stock warrant liabilities in the condensed consolidated statement of operations, and the approximately $4.3 million allocated to the November 2023 Warrants deemed to be a dividend.

Also in April 2024, Avenue entered into definitive agreements for the immediate exercise of certain of its existing outstanding warrants to purchase an aggregate of 689,680 shares of Avenue’s common stock at a reduced exercise price of $6.20 per share (the “May 2024 Warrant Inducement”). The exercised warrants are comprised of warrants to purchase shares of common stock originally issued by Avenue on October 11, 2022, each having an exercise price of $116.25 per share, Series A and Series B warrants to purchase shares of common stock originally issued by Avenue on November 2, 2023, each having an exercise price of $22.545 per share, and warrants to purchase shares of common stock originally issued by Avenue on January 9, 2024, each having an exercise price of $22.545 per share. Total net proceeds to Avenue were approximately $3.7 million after deducting placement agent fees and other expenses payable by Avenue.

In consideration for the immediate exercise of the warrants for cash in the May 2024 Warrant Inducement, Avenue issued two new unregistered series of warrants (the “Avenue May 2024 Warrants”) to purchase up to a total of 1,379,360 shares of Avenue common stock for a payment of $0.125 per warrant. The Avenue May 2024 Warrants have an exercise price of $6.20 per share, and terms of eighteen months for one series and five years for the other series. The fair value of the Avenue May 2024 Warrants of approximately $4.5 million is deemed to be a dividend.

Pursuant to the Founders Agreement, Avenue issued to Fortress 2.5% of the aggregate number of shares of Avenue common stock issued in the offerings noted above. Accordingly, Avenue issued 43,772 shares to Fortress for the year ended December 31, 2024.

14. Commitments and Contingencies

Leases

The Company’s lease portfolio includes leases for our corporate headquarters, office spaces, and a cell manufacturing facility. Most of the Company’s lease liabilities result from the lease of its New York City, NY office, which expires in 2031 and Mustang’s Worcester, MA cell processing facility lease, which expires in 2026 (see Note 20). Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases.

For the year ended December 31, 2024, Mustang identified triggering events that required an impairment of the asset group consisting of its right-of-use asset and associated leasehold improvements, and the impairment loss was allocated to leasehold improvements and the right-of-use assets based on the relative arrying amounts of the assets (see Note 5), with $0.4 million of the impairment allocated to the right-of-use asset group. At December 31, 2024, the Company had operating lease liabilities of $17.4 million and right of use assets of $13.9 million, which are included in the Company’s Consolidated Balance Sheet.

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term. Rent expense for the years ended December 31, 2024 and 2023 was $1.5 million and $1.9 million, respectively. The components of lease cost are as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Operating lease cost	$2,758	$3,236
Shared lease costs	(2,100)	(2,086)
Variable lease cost	865	761
Total lease expense	$1,523	$1,911

The following tables summarize quantitative information about the Company’s operating leases:

	Year Ended December 31,
($ in thousands)	2024	2023
Operating cash flows from operating leases	$(3,647)	$(3,549)
Right-of-use assets exchanged for new operating lease liabilities	$188	$923
Weighted-average remaining lease term – operating leases (years)	3.8	4.2
Weighted-average discount rate – operating leases	6.3%	6.5%

Future Lease
($ in thousands)	Liability
Year Ended December 31, 2025	3,533
Year Ended December 31, 2026	3,272
Year Ended December 31, 2027	2,923
Year Ended December 31, 2028	2,967
Other	8,125
Total operating lease liabilities	20,820
Less: present value discount	(3,447)
Net operating lease liabilities, short-term and long-term	$17,373

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

Journey Loss Recovery

In September 2021, Journey was the victim of a business email compromise cybersecurity incident, that affected its accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. Journey recorded the loss as a separate component of operating expenses in its 2021 consolidated financial statements. The FBI was able to trace and seize a portion of the fraudulently transferred cryptocurrency. Subsequently, pursuant to a stipulation and order signed by Journey on September 19, 2024, the United Stated District Court Southern District of New York through the United States Marshalls recovered funds of approximately $4.6 million on December 4, 2024. The proceeds from the recovery were recorded and classified within Journey’s Consolidated Statements of Operations as a separate component of operating expenses, consistent with the initial recognition of the loss in 2021.

15. Employee Benefit Plan

On January 1, 2008, the Company adopted a defined contribution 401(k) plan which allows employees to contribute up to a percentage of their compensation, subject to IRS limitations and provides for a discretionary Company match up to a maximum of 4% of employee compensation. For the years ended December 31, 2024 and 2023, the Company paid a matching contribution of $0.8 million and $1.1 million, respectively.

16. Related Party Transactions

Founders Agreement and Management Services Agreement

The Company has entered into Founders Agreements with each of the Fortress partner companies and subsidiaries listed in the table below. Pursuant to each Founders Agreement, in exchange for the time and capital expended in the formation of each partner company/subsidiary and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress will loan each such partner company/subsidiary an amount representing the up-front fee required to acquire assets. Each Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by the Company or upon a Change in Control (as defined in the Founders Agreement) occurs. In connection with each Founders Agreement the Company received a number of either Class A Preferred shares or Class A Common Stock – see Note 20).

The Class A Preferred Stock or Class A Common Stock (such stock, the “Founders Stock”) is identical to common stock other than as to voting rights, conversion rights and the Payment-in-Kind (“PIK”) Dividend right (as described below). Each share of Founders Stock is entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding Founders Stock are convertible and the denominator of which is the number of shares of outstanding Founders Stock. Thus, the Founders Stock will at all times constitute a voting majority. Each share of Founders Stock is convertible, at the holder’s option, into one fully paid and nonassessable share of common stock of such partner company/subsidiary, subject to certain adjustments.

The holders of Founders Stock, as a class, are entitled receive on each effective date or “Trigger Date” (defined as the date that the Company first acquired, whether by license or otherwise, ownership rights to a product) of each agreement (each a “PIK Dividend Payment Date”) and on each anniversary date of such date until the date all outstanding Founders Stock is converted into common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to two and one-half percent (2.5%) of such partner company or subsidiary’s fully-diluted outstanding capitalization on the date that is one (1) business day prior to any PIK Dividend Payment Date. The Company has reached agreements with several of the partner companies and subsidiaries to change the PIK Dividend Interest Payment Date to January 1 of each year - a change that has not and will not result in the issuance of any additional partner company/subsidiary common stock beyond that amount to which the Company would otherwise be entitled absent such change(s). The Company owns 100% of the Founders Stock of each partner company/subsidiary that has a Founders Agreement with the Company.

As additional consideration under the Founders Agreement, each partner company and subsidiary with which the Company has entered into a Founders Agreement will also: (i) pay an equity fee in shares of the common stock of such partner company/subsidiary, payable within five (5) business days of the closing of any equity or debt financing for each partner company/subsidiary or any of its respective subsidiaries that occurs after the effective date of the Founders Agreement and ending on the date when the Company no longer has majority voting control in such partner company or subsidiary’s voting equity, equal to two and one-half (2.5%) of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to four and one-half percent (4.5%) of such partner company or subsidiary’s annual net sales, payable on an annual basis, within ninety (90) days of the end of each calendar year. In the event of a Change in Control, each such partner company/subsidiary will pay a one-time change in control fee equal to five (5x) times the product of (A) net sales for the twelve (12) months immediately preceding the change in control and (B) four and one-half percent (4.5%). In the case of Urica, however, the obligation to pay Fortress royalties under the Founders Agreement survives any such Change in Control.

The following table summarizes, by subsidiary, the PIK dividends, annual equity fees, and equity fees recorded by the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the partner companies’/subsidiaries’ certificates of incorporation for the years ended December 31, 2024 and 2023 ($ in thousands):

	PIK Dividend	Year Ended December 31,
Partner company	Date	2024	2023
Avenue	January 1	410	444
Cellvation	October 31	10	10
Checkpoint	January 1	8,633	4,370
Cyprium	January 1	291	304
Helocyte	January 1	39	120
Mustang	January 1	940	591
Oncogenuity	May 8	9	9
Urica	November 25	514	502
Fortress		(10,846)	(6,350)
Total		$—	$—

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies and subsidiaries. Pursuant to each MSA, the Company’s management and personnel provide advisory, consulting and strategic services to each such partner company/subsidiary for an initial period of five (5) years (with such initial terms automatically renewing for successive five-year periods unless terminated by the Company or the partner company/subsidiary on at least 90 days’ notice prior to the expiration of any such five-year period). Such services may include, without limitation, (i) advice and assistance concerning any and all aspects of each such company’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of each such company with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). Each such partner company/subsidiary is obligated to utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by Fortress, provided those services are offered at market prices. However, such companies are not obligated to take or act upon any advice rendered from Fortress, and Fortress shall not be liable to any such partner company/subsidiary for its actions or inactions based upon Fortress’ advice. Fortress and its affiliates, including all members of Fortress’ Board of Directors, have been contractually exempted from fiduciary duties to each such partner company/subsidiary relating to corporate opportunities.

The following table summarizes, by partner company/subsidiary, the effective date of the MSA and the annual consulting fee payable by the partner company/subsidiary to Fortress in quarterly installments ($ in thousands):

		Year Ended December 31,
Partner Company/Subsidiary	Effective Date	2024	2023
Avenue[1]	February 17, 2015	250	500
Cellvation	October 31, 2016	500	500
Checkpoint	March 17, 2015	500	500
Cyprium	March 13, 2017	500	500
Helocyte	March 20, 2015	500	500
Mustang	March 13, 2015	500	500
Oncogenuity	February 10, 2017	500	500
Urica	November 7, 2017	500	500
Fortress		(3,750)	(4,000)
Consolidated (Income)/Expense		$—	$—

Note 1:	Avenue’s MSA fee for 2024 was subject to a Subscription and Forgiveness Agreement signed in November 2024.

Fees and Stock Issuances Received by Fortress

Fees recorded in connection with Fortress’ agreements with its subsidiaries and partner companies are eliminated in consolidation. These include management services fees, issuance of common shares of partner companies in connection with third party raises and annual stock dividend or issuances on the anniversary date of respective Founders Agreements.

Shared Services Agreement with TGTX

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX will reimburse the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the years ended December 31, 2024 and 2023, the Company invoiced TGTX $0.9 million and $0.4 million, respectively. At December 31, 2024, there was approximately $36,000 due from TGTX related to this arrangement.

Desk Share Agreement with TGTX

The Desk Share Agreement between the Company and TGTX, as amended, requires TGTX to pay 65% of the average annual rent for the Company’s New York, NY office space. Additionally, the Company has reserved the right to execute desk share agreements with other third parties and those arrangements will affect the cost of the lease actually borne by the Company. Each initial Desk Share Agreement has a term of five years. In connection with the Company’s Desk Share Agreement with TGTX for the New York, NY office space, for the years ended December 31, 2024 and 2023, the Company had paid $2.9 million and $2.8 million in rent, respectively, and invoiced TGTX approximately $1.7 million and $1.8 million respectively, for their prorated share of the rent base. At December 31, 2024, there were no amounts due from TGTX related to this arrangement.

Avenue Subscription and Forgiveness Agreement

On November 13, 2024, the Company entered into a Subscription and Forgiveness Agreement with Avenue, whereby the Company agreed to convert 50% of a total of $0.5 million owed by Avenue under the MSA into newly issued common stock of Avenue and forgive the remaining 50% of the accrued balance. Therefore, Avenue issued a total of 122,850 shares to the Company based on the closing price of $2.035 on the day prior to the execution of the agreement.

Avenue September 2023 Private Placement

In September 2023, Avenue entered into an arrangement with Fortress and Dr. Lindsay A. Rosenwald (Dr. Rosenwald and Fortress, together, the “Avenue Private Placement Investors”), pursuant to which Avenue agreed to issue and sell 10,227 shares of Avenue common stock for an aggregate purchase price of approximately $550,000 in a private placement transaction. The Avenue common shares were purchased at a price per share of $53.775, by the Avenue Private Placement Investors, which was the “consolidated closing bid price” of the Avenue common stock on Nasdaq as of September 7, 2023, in compliance with Nasdaq Listing Rule 5365(c). The net proceeds to Avenue from the private placement were approximately $550,000.

Board Services Agreement

In December 2016, Checkpoint entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement with Checkpoint to Hawkins BioVentures, LLC, also owned by Michael Weiss. For the years ended December 31, 2024 and 2023, Checkpoint recognized approximately $153,000 and $110,000 in expenses related to the advisory agreement, including approximately $93,000 and $50,000 in expenses related to annual equity incentive grants.

In January 2017, Mustang entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC, owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the years ended December 31, 2024 and 2023, Mustang recognized approximately $60,000 and $110,000 in expenses related to the advisory agreement, respectively, including $50,000 in expenses related to annual equity incentive grants in 2023.

Checkpoint Collaborative Agreements with TGTX

Checkpoint previously entered into various agreements with TGTX to develop and commercialize certain assets in connection with its licenses, including a collaboration agreement for some of the Dana Farber licensed antibodies, and a sublicense agreement for the Jubilant family of patents. Effective September 30, 2023, Checkpoint and TGTX agreed to mutually terminate both the collaboration agreement and the sublicense agreement.

Shared Services Agreement with Journey

In November 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the arrangement, Journey reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey-related projects. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the year ended December 31, 2024 and 2023, the Company’s employees have provided services to Journey totaling approximately $38,000 and $0.1 million, respectively. At December 31, 2024, approximately $0.6 million is due from Journey, primarily related to reimbursable expenses incurred by Fortress on behalf of Journey.

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of December 31, 2024, there are 320,000 shares of Cyprium PPS outstanding. The Cyprium PPS is fully and unconditionally guaranteed by Fortress.

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

If a PRV Sale has not occurred by March 31, 2026 (the “Exchange Date), the Cyprium PPS will automatically be exchanged for Fortress Series A Preferred Stock or cash, at the discretion of Fortress.

17. Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The components of the income tax provision are as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Current
Federal	$3	$33
State	140	254
Deferred
Federal	136	194
State	33	39
Total	$312	$521

For the years ended December 31, 2024 and 2023, income tax expense was $0.3 million and $0.5 million, respectively, resulting in an effective income tax rate of -0.2% and -0.3%. The income tax expense in 2024 is primarily due to uncovered deferred tax liabilities with respect to investments in subsidiaries, state income taxes and interest accrued related to a prior years' uncertain tax position.

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards (“NOL”) in the accompanying consolidated financial statements and has established a valuation allowance of $378.0 million against its net deferred tax assets. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The significant components of the Company’s deferred taxes consist of the following:

	As of December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$232,740	$211,329
Amortization of license fees	29,421	33,996
Amortization of in-process R&D	242	315
Stock compensation	12,773	13,184
Lease liability	4,763	6,477
Accruals and reserves	3,676	3,897
Tax credits	40,623	37,894
Startup costs	30	40
Unrealized gain/loss on investments	48	55
Section 174 R&D expenditure capitalization	53,510	59,238
State taxes	(70)	33
Business interest limitation	4,154	2,880
Reserve on Sales Return, Discount and Bad Debt	2,714	4,556
Total deferred tax assets	384,624	373,895
Less: valuation allowance	(377,965)	(366,375)
Net deferred tax assets	$6,659	$7,520

Deferred tax liabilities:
Section 483 imputed interest	$—	$(25)
Debt issuance costs	(42)	(297)
Right of use asset	(3,800)	(5,289)
Basis in subsidiary	(3,219)	(2,142)
Total deferred tax liabilities, net	$(402)	$(233)

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	For the Year Ended December 31,
	2024	2023
Percentage of pre-tax income:
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.2%	10.6%
Credits	1.8%	3.1
Non-deductible items	(0.5)%	(0.9)%
Provision to return	(3.7)%	(0.7)%
Stock based compensation shortfall	(0.4)%	(2.0)%
Change in state rate	(8.2)%	4.1%
Change in valuation allowance	(9.6)%	(31.5)%
Change in subsidiary basis	(1.0)%	(1.0)%
Deconsolidation/dissolution of subsidiaries	—%	(2.4)%
Adjustment for warrants	(0.1)%	0.9%
Section 162(m) compensation disallowance	(3.5)%	(1.2)%
Other	(0.2)%	(0.3)%
Effective income tax rate	(0.2)%	(0.3)%

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Realization of the deferred tax assets is substantially dependent on the Company’s ability to generate sufficient taxable income within certain future periods. Management has considered the Company’s history of cumulative tax and book losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of December 31, 2024 and 2023. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by a net $11.6 million during the current year.

The Company has incurred net operating losses (“NOLs”) since inception. At December 31, 2024, the Company had federal NOLs of $802.4 million, which will begin to expire in the year 2032, state NOLs of $1,027.7 million, which will begin to expire in 2026, and federal income tax credits of $36.6 million and state income tax credits of $5.1 million, which will begin to expire in 2028. Approximately $606.9 million of the federal NOLs and $17.3 million of the state NOLs can be carried forward indefinitely. Under the provisions of Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOLs and income tax credits carryforwards to offset future tax liabilities. It appears the Company underwent previous ownership changes potentially limiting its use of tax attributes. The Company has recorded a full valuation allowance on all of its deferred tax assets, as it believes that it is more likely than not that the deferred tax assets will not be realized regardless of whether an “ownership change” has occurred.

In accordance with the provisions related to accounting for uncertainty in income taxes, the Company recognizes the benefit of tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority.  The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

For the year ended December 31, 2024, the company has $3.2 million of unrecognized tax benefits. If the $3.2 million of unrecognized tax benefits is recognized, approximately $0.7 million would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s recognized tax positions will significantly increase or decrease within the next 12 months. At this time, the estimate of the range of the reasonably possible outcomes cannot be made.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. The Company has accrued for $0.2 million and approximately $0.1 million of such interest as of December 31, 2024 and 2023, respectively. No penalties have been accrued for. The NOLs from tax years 2010 through 2023 remain open to examination (and adjustment) by the Internal Revenue Service and state taxing authorities. In addition, federal tax years ending December 31, 2021, 2022 and 2023 are open for assessment of federal taxes. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

18. Segment Information

The Company’s reportable segments for operating income (loss) for the years ending December 31, 2024 and 2023 consist of the following:

Year Ended December 31, 2024	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$55,134	$—	$—	$—	$—	$55,134
Collaboration revenue	—	—	—	—	1,500	1,500
Revenue - related party	—	—	41	—	—	41
Other revenue	1,000	—	—	—	—	1,000
Net revenue	56,134	—	41	—	1,500	57,675

Cost of goods - (excluding amortization of acquired intangible assets)	20,879	—	—	—	—	20,879
Amortization of acquired intangible assets	3,424	—	—	—	—	3,424
Research and development	9,857	6,645	36,152	8,418	(4,443)	56,629
Research and development - licenses acquired	—	—	—	—	252	252
Selling, general and administrative	40,204	4,638	20,063	4,135	18,691	87,731
Loss recovery	(4,553)	—	—	—	—	(4,553)
Asset impairment	—	—	—	3,692	—	3,692
Total operating expenses	69,811	11,283	56,215	16,245	14,500	168,054
Loss from operations	(13,677)	(11,283)	(56,174)	(16,245)	(13,000)	(110,379)

Interest Income	757	176	11	184	1,555	2,683
Interest expense and financing fee	(2,700)	—	—	(5)	(10,822)	(13,527)
(Gain) loss on common stock warrant liabilities	1,125	(589)	(73)	—	(1,101)	(638)
Other income (expense)	(116)	—	(4)	314	1,124	1,318
Total other income (expense)	(934)	(413)	(66)	493	(9,244)	(10,164)
Loss before income tax expense	(14,611)	(11,696)	(56,240)	(15,752)	(22,244)	(120,543)

Income tax expense benefit	61	—	—	—	251	312
Segment net loss	$(14,672)	$(11,696)	$(56,240)	$(15,752)	$(22,495)	$(120,855)

Net loss attributable to NCI						74,858

Net loss attributable to Fortress						$(45,997)

Intersegment activity[2]:
Research and development	$—	$329	$7,638	$861	$(8,828)	$—
Selling, general and administrative	$—	$331	$1,495	$579	$(2,405)	$—

Other Significant Items:
Depreciation expense	$—	$—	$—	$671	$369	$1,040
Additions to intangible assets	$15,000	$—	$—	$—	$—	$15,000
Segment Assets	$80,241	$2,672	$7,471	$9,308	$44,531	$144,223
Stock-based compensation - research & development	$508	$269	$5,248	$(650)	$1,746	$7,121
Stock-based compensation - Selling, general and administrative	$5,590	$967	$10,004	$200	$8,737	$25,498

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2:	Intersegment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress, see Note 16.

Year Ended December 31, 2023	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$59,662	$—	$—	$—	$—	$59,662
Collaboration revenue	—	—	—	—	5,229	5,229
Revenue - related party	—	—	103	—	—	103
Other revenue	19,519	—	—	—	—	19,519
Net revenue	79,181	—	103	—	5,229	84,513

Cost of goods - (excluding amortization of acquired intangible assets)	22,893	—	—	—	—	22,893
Amortization of acquired intangible assets	3,767	—	—	—	—	3,767
Research and development	7,541	6,131	43,566	40,513	3,996	101,747
Research and development - licenses acquired	—	4,230	—	527	(433)	4,324
Selling, general and administrative	43,910	4,179	8,685	8,220	25,987	90,981
Asset impairment	3,143	—	—	—	—	3,143
Total operating expenses	81,254	14,540	52,251	49,260	29,550	226,855
Loss from operations	(2,073)	(14,540)	(52,148)	(49,260)	(24,321)	(142,342)

Interest Income	322	126	84	850	1,621	3,003
Interest expense and financing fee	(1,698)	(332)	—	(4,109)	(9,176)	(15,315)
Gain (loss) on common stock warrant liabilities	—	4,258	217	—	(51)	4,424
Other (Income) expense	(183)	—	—	917	(4,137)	(3,403)
Total other (Income) expense	(1,559)	4,052	301	(2,342)	(11,743)	(11,291)
Loss before income tax expense	(3,632)	(10,488)	(51,847)	(51,602)	(36,064)	(153,633)

Income tax (expense) benefit	221	—	—	—	300	521
Segment net loss	$(3,853)	$(10,488)	$(51,847)	$(51,602)	$(36,364)	$(154,154)

Net loss attributable to NCI						93,517

Net loss attributable to Fortress						$(60,637)

Intersegment Activity[2]:
Research and development	$—	$521	$3,419	$250	$(4,190)	$—
Research and development - licenses acquired	$—	$—	$—	$477	$(477)	$—
Selling, general and administrative	$—	$422	$1,452	$364	$(2,239)	$—

Other Significant Items:
Depreciation expense	$—	$—	$—	$1,860	$370	$2,230
Segment assets	$76,849	$1,850	$5,378	$17,742	$65,707	$167,526
Stock-based compensation - research & development	$110	$199	$1,169	$132	$1,624	$3,234
Stock-based compensation - Selling, general and administrative	$2,496	$707	$1,728	$436	$8,428	$13,795

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Aevitas (until April 2023), Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2:	Intersegment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress, see Note 16.

19. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenues

All of Journey’s product revenues are recorded in the U.S. During 2023, Journey received a one-time upfront license payment totaling $19.0 million from Maruho Ltd., its exclusive licensing partner in Japan (“Maruho”), under the license agreement Journey entered into with Maruho, dated August 31, 2023 (the “New License Agreement”) in which it granted Maruho exclusive rights to Qbrexza in Korea and other Asian countries. The Company’s collaboration revenue is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s revenue - related party is from Checkpoint’s collaborations with TGTX (see Note 16).

The table below summarizes the Company’s revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023
Qbrexza	$25,114	$25,410
Accutane	19,407	20,168
Amzeeq	5,009	6,201
Zilxi	1,643	1,962
Other / legacy product revenue	3,961	5,921
Collaboration revenue	1,500	5,229
Revenue – related party	41	103
Other revenue	1,000	19,519
Total net revenue	$57,675	$84,513

Other revenue for the year ended December 31, 2024, reflects a $1.0 million milestone payment from Cutia triggered by the marketing approval Cutia received in the fourth quarter of 2024 for topical 4% minocycline foam in China (see Note 7). Other revenue for the year ended December 31, 2023, includes $0.5 million of royalties on sales of Rapifort in Japan from our licensing partner Maruho, from Maruho, and also reflects a net $19.0 million payment from Maruho under the New License Agreement (see Note 7).

Significant Customers

For the years ended December 31, 2024 and 2023, none of Journey’s Dermatology Products customers individually accounted for more than 10.0% of its total gross product revenue.

For the year ended December 31, 2024, one of Journey’s Dermatology Products customers accounted for more than 10% of its total accounts receivable balance at 10.3%.  For the year ended December 31, 2023, one of Journey’s Dermatology Products customers accounted for more than 10% of its total accounts receivable balance at 13.0%.

20. Subsequent Events

Checkpoint Merger Agreement

On March 9, 2025, Checkpoint entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sun Pharmaceutical Industries, Inc., a Delaware corporation (“Sun Pharma” or “Parent”), and Snoopy Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Parent, Merger Sub and Checkpoint will effect a merger of Merger Sub with and into Checkpoint (the “Merger”), with Checkpoint continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock and each share of Class A common stock of Checkpoint (collectively, the “Shares”) (including each unvested Checkpoint restricted share) outstanding immediately prior to the Effective Time will be canceled and cease to exist and be converted into the right to receive (i) $4.10 in cash, without interest (the “Common Cash Amount”), and (ii) one non-tradable contingent value right (a “CVR”), which will represent the right to receive a contingent cash payment of up to $0.70 upon the achievement of specified milestones, subject to and in accordance with the terms and conditions set forth in a Contingent Value Rights Agreement, substantially in the form attached as Exhibit B to the Merger Agreement (the “CVR Agreement”), as further described below (the foregoing clauses (i) and (ii), the “Merger Consideration”), in each case subject to applicable withholding taxes.

Consummation of the Merger is subject to customary closing conditions, including, but not limited to: (i) the adoption of the Merger Agreement and approval of the Merger by (a) the affirmative vote of the holders of at least a majority of the outstanding Shares beneficially owned by Checkpoint stockholders other than (1) Fortress and its controlled affiliates (other than Checkpoint), (2) the members of the Checkpoint board of directors (the “Checkpoint Board”) (and their controlled affiliates, if any) and (3) any person that Checkpoint has determined to be an “officer” of Checkpoint within the meaning of Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “Unaffiliated Checkpoint Stockholders”), and (b) the affirmative vote of the holders of a majority in voting power of outstanding the Shares; (ii) expiration or early termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, without the imposition of any burdensome condition; (iii) absence of any law or order prohibiting or making illegal the consummation of the Merger; and (iv) no Checkpoint material adverse effect having occurred that is continuing. The consummation of the Merger is also conditioned upon each of the Support Agreement, the Transition Services Agreement, the Royalty Agreement, and the CVR Agreement (in each case, as defined below) being in full force and effect.

The Merger Agreement contains customary representations, warranties and covenants made by each of Parent, Checkpoint and Merger Sub, including, among others customary covenants regarding the operation of the business of Checkpoint prior to the Effective Time, and “no-shop” restrictions regarding certain alternative acquisition proposals or discussions with third parties.

The Merger Agreement includes customary termination rights for the parties, including that, subject to certain limitations, Checkpoint or Parent may terminate the Merger Agreement prior to the Effective Time if: (i) a governmental body issues or enacts a final and non-appealable order, injunction or other legal requirement prohibiting or making illegal the consummation of the Merger, (ii) if the Effective Time has not occurred on or prior to 11:59 p.m. Eastern Time on September 5, 2025 or (iii) the stockholders of Checkpoint fail to adopt the Merger Agreement by the requisite majorities at a meeting of Checkpoint’s stockholders at which a vote on the Merger is conducted.

Checkpoint may terminate the Merger Agreement in certain additional limited circumstances, including to allow Checkpoint to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal (as defined in the Merger Agreement). Parent may terminate the Merger Agreement in certain additional limited circumstances, including if the Checkpoint Board, or any committee thereof, including the Special Committee of the Checkpoint Board, withdraws, withholds, amends or qualifies or modifies, in each case, in a manner adverse to Parent or Merger Sub, its recommendation that the stockholders of Checkpoint vote to adopt the Merger Agreement and approve the Merger.

Upon termination of the Merger Agreement under certain specified circumstances, Checkpoint will be required to pay Parent a termination fee (the “Checkpoint Termination Fee”) of $12.5 million. Specifically, the Checkpoint Termination Fee is payable if (i) the Merger Agreement is terminated in certain circumstances; (ii) prior to such termination (but after the date of the Merger Agreement) a bona fide proposal for an alternative acquisition transaction has been publicly disclosed or otherwise made to the Checkpoint Board and not publicly withdrawn (if made publicly); and (iii) within one year of such termination, Checkpoint subsequently consummates an alternative acquisition transaction or enters into a definitive agreement providing for an alternative acquisition transaction and such transaction is ultimately consummated.

The Checkpoint Termination Fee will also be payable if the Merger Agreement is terminated: (a) by Parent, if Checkpoint Board, or any committee thereof, including the Special Committee of the Checkpoint Board, withdraws, withholds, amends or qualifies or modifies, in each case, in a manner adverse to Parent or Merger Sub, its recommendation that the stockholders of Checkpoint vote to adopt the Merger Agreement and approve the Merger; or (b) by Checkpoint in order to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal.

CVR Agreement

Pursuant to the Merger Agreement, as of or prior to the Effective Time, Parent and a rights agent (the “Rights Agent”) will enter into the CVR Agreement governing the terms of the CVRs issued in connection with the Merger. The Rights Agent will maintain an up-to-date register of the holders of CVRs (the “Holders”). Holders shall not be permitted to transfer the CVRs (subject to certain limited exceptions as set forth in the CVR Agreement).

Each CVR represents the right to receive one of the following contingent cash payments, without interest, subject to any applicable withholding taxes (such applicable payment, the “Milestone Payment”), conditioned upon the achievement of the corresponding milestone condition within the following specified time periods:

(i)	$0.70, if the Milestone (as defined below) is first achieved on or prior to the date that is 12 months prior to Milestone Deadline Date (as defined below) and the applicable regulatory approval provides for a dosing schedule of once every three weeks,
(ii)	$0.45, if the Milestone is first achieved on or prior to the date that is 12 months prior to the Milestone Deadline Date and the applicable regulatory approval provides for a dosing schedule that is more frequent than once every three weeks,
(iii)	$0.45, if the Milestone is first achieved after the date that is 12 months prior to the Milestone Deadline Date but on or prior to the Milestone Deadline Date, and the applicable regulatory approval provides for a dosing schedule of once every three weeks, or
(iv)	$0.20, if the Milestone is first achieved after the date that is 12 months prior to the Milestone Deadline Date but on or prior to the Milestone Deadline Date, and the applicable regulatory approval provides for a dosing schedule that is more frequent than once every three weeks.

As used in the CVR Agreement, (a) the “Milestone Deadline Date” means the date that is 36 months after the date on which a marketing authorization application or equivalent for cosibelimab receives a positive validation outcome by the European Medicines Agency (the “EMA”) and (b) the “Milestone” means the receipt of regulatory approval of (i) cosibelimab in the European Union pursuant to the centralized approval procedure or (ii) any of Germany, France, Italy, Spain or the United Kingdom.

Parent (directly or through its affiliates) is obligated to use, and to obligate its licensees to use, certain specified commercially reasonable efforts to (i) file a marketing authorization application for cosibelimab with the EMA within 12 months of the Closing Date or, to the extent any feedback or communications from, or expectations or requirements of, the EMA (including additional trial requirements) make it impracticable or inadvisable to file such marketing authorization application within such time period, as promptly thereafter as practicable, and (ii) achieve the Primary Milestone (as defined in the CVR Agreement) in its then-maximum value as promptly as practicable (including timely filing any appeals and curing any deficiencies identified in a relevant marketing authorization application by the relevant regulatory authority). Parent’s obligations to use such commercially reasonable efforts terminates on the earlier of (a) the Milestone Deadline Date and (b) the achievement of the Milestone. There can be no assurance that the Milestone will be achieved on or before the Milestone Deadline Date, or that any Milestone Payments will be made.

Support Agreement

Concurrently with the execution of the Merger Agreement, Checkpoint entered into a Support Agreement (the “Support Agreement”) with Parent and Fortress. Under the terms of the Support Agreement, Fortress has agreed to, among other things, during the term of the Support Agreement, (i) vote its Shares in favor of the adoption of the Merger Agreement and the approval of the Merger and the other transactions contemplated by the Merger Agreement, and against any acquisition proposal or any action, proposal, agreement, transaction or arrangement that is intended, or would reasonably be expected, to result in a material breach of a covenant, representation or warranty or any obligation of Checkpoint under the Merger Agreement or any of the conditions to Checkpoint’s obligations under the Merger Agreement not being fulfilled or satisfied, (ii) not transfer its Shares (subject to certain exceptions), and (iii) waive and not to exercise any appraisal rights in respect of such Shares that may arise with respect to the Merger and not to commence or participate in, any class action or legal action (a) challenging the validity of, or seeking to enjoin or delay the operation of any provision of the Merger Agreement or (b) with respect to claims against the Checkpoint Board, or any committee thereof, Parent of Merger Sub relating to the Merger Agreement or the transactions contemplated thereby.

Under the Support Agreement, subject to the occurrence of the Effective Time, Fortress also agreed to forgo any further payment, dividend or distribution, or issuance or transfer of securities by Checkpoint on or after the date of the Support Agreement pursuant to the Amended and Restated Founders Agreement, dated as of July 11, 2016, between Fortress and Checkpoint and certain other agreements between Fortress and Checkpoint.

The Support Agreement also includes certain representations and warranties and covenants of Fortress to Parent, including certain restrictive covenants that apply to Fortress following the Effective Time.

As of March 9, 2025, Fortress beneficially owned an aggregate of approximately 11.2% of the outstanding Shares (consisting of 6,222,249 shares of common stock and 700,000 shares of Class A common stock) and controlled a majority of the outstanding voting power of Checkpoint’s capital stock through its ownership of all outstanding shares of Checkpoint’s Class A common stock. The Support Agreement will terminate upon termination of the Merger Agreement, the Effective Time and certain other specified events.

Royalty Agreement

Concurrently with the execution of the Merger Agreement, Checkpoint entered into a Royalty Agreement (the “Royalty Agreement”) with Parent and Fortress pursuant to which following, and subject to the occurrence of, the Effective Time, Fortress will receive a royalty interest right based on worldwide net sales of certain products of Checkpoint and Parent. The royalty interest right represents the right to receive quarterly cash payments of 2.5% of net sales of such products during the time period set forth in the Royalty Agreement.

Transition Services Agreement

Pursuant to the Merger Agreement, as of or prior to the Effective Time, Checkpoint and Fortress will enter into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, from and after the Effective Time, Fortress would provide Checkpoint with certain transition services as set forth in the Transition Services Agreement, for the period of time and in exchange for the compensation set forth therein.

March 2025 Warrant Exercise – Checkpoint

In March 2025, Checkpoint received approximately $36.0 million from the exercise of warrants for the issuance of 21,691,003 shares of common stock with an average exercise price of $1.66 per share.

February 2025 Public Offering - Mustang

In February 2025, Mustang closed on an equity offering of 2,657,807 shares of common stock (or common stock equivalent in lieu thereof ) and Series C-1 warrants to purchase up to 2,657,807 shares of common stock and Series C-2 warrants to purchase up to 2,657,807 shares of common stock at a combined public offering price of $3.01 per share (or per common stock equivalent in lieu thereof). The warrants have an exercise price of $3.01 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants.  The Series C-1 warrants will expire five years from the date of stockholder approval and the Series C-2 warrants will expire twenty-four months from the date of stock holder approval. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the equity offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by Mustang were $6.9 million.

Lease Amendment – Mustang

In February 2025, Mustang concurrently exited the lease of its manufacturing facility in Worcester, Massachusetts, relocating their corporate headquarters to 95 Sawyer Road, Waltham, Massachusetts, and divested certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress Biotech, Inc.

March 31, 2025	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lindsay A. Rosenwald, M.D.	Chairman of the Board of Directors, President and Chief	March 31, 2025
Lindsay A. Rosenwald, M.D.	Executive Officer (Principal Executive Officer)

/s/ David Jin	Chief Financial Officer	March 31, 2025
David Jin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael S. Weiss	Executive Vice Chairman, Strategic Development and	March 31, 2025
Michael S. Weiss	Director

/s/ Jimmie Harvey, Jr., M.D.	Director	March 31, 2025
Jimmie Harvey, Jr., M.D.

/s/ Malcolm Hoenlein	Director	March 31, 2025
Malcolm Hoenlein

/s/ Dov Klein	Director	March 31, 2025
Dov Klein

/s/ J. Jay Lobell	Director	March 31, 2025
J. Jay Lobell

/s/ Kevin L. Lorenz, J.D.	Director	March 31, 2025
Kevin Lorenz

/s/ Lucy Lu, M.D.	Director	March 31, 2025
Lucy Lu, M.D.

92