Form 10-Q
period 2025-03-31
Fortress Biotech, Inc.
filed 2025-05-15
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of May 12, 2025
Common Stock, $0.001 par value	29,569,920
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

SUMMARY OF RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Part 2, Item 1A, and the other reports and documents that we have filed with the Securities and Exchange Commission (“SEC”). As used below and throughout this filing (including in the risk factors described in Item 1A), the words “we”, “us” and “our” may refer to Fortress Biotech, Inc. individually, to one or more of its subsidiaries and/or partner companies, or to all such entities as a group, as dictated by context.

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and our applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require substantial additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	Our board of directors has paused payments of dividends on our preferred stock, and there can be no assurance that monthly dividend payments will be resumed in a timely manner, or at all.
●	If we raise additional capital by issuing equity, equity-linked securities or securities convertible into or exercisable for equity securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Emrosi, Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Emrosi, Qbrexza, Amzeeq and Zilxi, currently have patent protection. Four of Journey’s marketed products, Accutane, Targadox, Exelderm, and Luxamend, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.
●	The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Risks Pertaining to Our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.

●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We may act as, and are likely to continue acting as, guarantor and/or indemnitor of certain obligations of our subsidiaries and partner companies, which could require us to pay substantial amounts in certain circumstances.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”). Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates, if Approved

●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

General and Other Risks

●	We have previously failed to satisfy certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we again are unable to meet the continued listing requirements and/or regain compliance with such rules, our Common Stock and Preferred Stock may be subject to delisting from The Nasdaq Capital Market. The delisting of our Securities from the Nasdaq may decrease the market liquidity and market price of our Common Stock and Preferred Stock.

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$91,339	$57,263
Accounts receivable, net	18,025	10,231
Inventory	12,496	14,431
Other receivables - related party	309	171
Prepaid expenses and other current assets	4,734	7,110
Assets held for sale	—	1,165
Total current assets	126,903	90,371

Property, plant and equipment, net	2,796	3,260
Operating lease right-of-use asset, net	13,303	13,861
Restricted cash	1,220	1,552
Intangible assets, net	30,798	31,863
Other assets	3,051	3,316
Total assets	$178,071	$144,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$66,286	$65,501
Income taxes payable	952	932
Common stock warrant liabilities	261	214
Operating lease liabilities, short-term	2,159	2,623
Partner company notes payable, short-term	1,875	—
Partner company installment payments - licenses, short-term	—	625
Other current liabilities	2,141	1,504
Total current liabilities	73,674	71,399

Notes payable, long-term, net	56,382	57,962
Operating lease liabilities, long-term	13,820	14,750
Other long-term liabilities	1,709	1,756
Total liabilities	145,585	145,867

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,554,966 and 27,908,839 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	30	28
Additional paid-in-capital	773,668	763,573
Accumulated deficit	(751,451)	(740,867)
Total stockholders' equity attributed to the Company	22,250	22,737

Non-controlling interests	10,236	(24,381)
Total stockholders' equity (deficit)	32,486	(1,644)
Total liabilities and stockholders' equity (deficit)	$178,071	$144,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Product revenue, net	$13,139	$13,030

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	4,790	6,002
Amortization of acquired intangible assets	1,065	814
Research and development	3,938	24,839
Selling, general and administrative	25,663	17,941
Total operating expenses	35,456	49,596
Loss from operations	(22,317)	(36,566)

Other income (expense)
Interest income	490	833
Interest expense and financing fee	(2,805)	(2,602)
Loss on common stock warrant liabilities	(47)	(667)
Other income (expense)	(12)	(21)
Total other expense	(2,374)	(2,457)
Net loss	(24,691)	(39,023)

Net loss attributable to non-controlling interests	14,107	23,606
Net loss attributable to Fortress	$(10,584)	$(15,417)

Preferred A dividends declared and paid and/or cumulated, and Fortress' share of subsidiary deemed dividends	(2,131)	(2,442)
Net loss attributable to common stockholders	$(12,715)	$(17,859)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.48)	$(1.04)

Weighted average common shares outstanding - basic and diluted	26,450,218	17,151,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended March 31, 2025

	Series A Perpetual				Common	Additional			Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2024	3,427,138	$3	27,908,839	$28	$—	$763,573	$(740,867)	$(24,381)	$(1,644)
Stock-based compensation expense	—	—	—	—	—	6,289	—	—	6,289
Issuance of common stock related to equity plans	—	—	1,096,564	1	—	(1)	—	—	—
Redemption of partner company preferred shares	—	—	—	—	—	(150)	—	—	(150)
Issuance of common stock for at-the-market offering, net	—	—	539,563	1	—	1,008	—	—	1,009
Partner companies' offerings, net + warrant exercises	—	—	—	—	—	44,908	—	—	44,908
Partner company’s at-the-market offering, net	—	—	—	—	—	6,740	—	—	6,740
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	99	—	—	99
Partner company’s dividends declared and paid	—	—	—	—	—	(166)	—	—	(166)
Partner companies' proceeds from options	—	—	—	—	—	75	—	—	75
Exercise of warrants for cash	—	—	10,000	—	—	17	—	—	17
Non-controlling interest in partner companies	—	—	—	—	—	(48,724)	—	48,724	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(14,107)	(14,107)
Net loss attributable to common stockholders	—	—	—	—	—	—	(10,584)	—	(10,584)
Balance as of March 31, 2025	3,427,138	$3	29,554,966	$30	$—	$773,668	$(751,451)	$10,236	$32,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended March 31, 2024

	Series A Perpetual				Common				Total
	Preferred Stock		Common Stock		Shares	Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interests	Equity
Balance as of December 31, 2023	3,427,138	$3	15,093,053	$15	$—	$717,396	$(694,870)	$(20,957)	$1,587
Stock-based compensation expense	—	—	—	—	—	4,857	—	—	4,857
Issuance of common stock related to equity plans	—	—	461,468	—	—	—	—	—	—
Issuance of common stock for public offering, net			3,303,305	4		10,115			10,119
Issuance of common stock for at-the-market offering, net	—	—	462,200	—	—	894	—	—	894
Common shares issued for dividend on partner company's convertible preferred shares	—	—	37,817	—	—	68	—	—	68
Preferred A dividends declared and paid	—	—	—	—	—	(2,008)	—	—	(2,008)
Partner companies' offerings, net	—	—	—	—	—	12,636	—	—	12,636
Issuance of common stock under partner company’s ESPP	—	—	—	—	—	133	—	—	133
Partner company’s dividends declared and paid	—	—	—	—	—	(176)	—	—	(176)
Partner company’s exercise of options and warrants for cash, net	—	—	—	—	—	5,461	—	—	5,461
Exercise of warrants for cash	—	—	17,500	—	—	30	—	—	30
Non-controlling interest in partner companies	—	—	—	—	—	(17,600)	—	17,600	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(23,605)	(23,605)
Net loss attributable to common stockholders	—	—	—	—	—	—	(15,417)	—	(15,417)
Balance as of March 31, 2024	3,427,138	$3	19,375,343	$19	$—	$733,290	$(710,287)	$(26,962)	$(3,937)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(24,691)	$(39,023)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	126	377
Bad debt expense	195	6
Amortization of debt discount	295	609
Accretion of partner company convertible preferred shares	—	45
Gain on termination of partner company lease	(394)	—
Amortization of acquired intangible assets	1,065	814
Reduction in the carrying amount of operating lease right-of-use assets	485	528
Stock-based compensation expense	6,289	4,857
Loss on partner company warrant issuance	—	574
Common shares issued for dividend on partner company's convertible preferred shares	—	68
Change in fair value of partner companies' warrant liabilities	47	93
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(7,989)	5,417
Inventory	1,935	(374)
Other receivables - related party	(138)	(157)
Prepaid expenses and other current assets	2,376	(1,571)
Other assets	265	313
Accounts payable and accrued expenses	550	2,668
Income taxes payable	20	—
Lease liabilities	(589)	(585)
Other long-term liabilities	590	(46)
Net cash used in operating activities	(19,563)	(25,387)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,165	—
Net cash provided by investing activities	1,165	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$—	$(2,008)
Proceeds from issuance of common stock for equity offerings, net	—	10,119
Proceeds from issuance of common stock for at-the-market offering, net	1,009	894
Exercise of warrants for cash	17	30
Proceeds from partner companies' ESPP	99	133
Partner company’s dividends declared and paid	(166)	(176)
Partner company’s redemption of preferred shares	(150)	—
Proceeds from partner companies' equity offerings, options and warrant exercises, net	45,218	17,383
Proceeds from partner companies' at-the-market offering, net	6,740	1,484
Repayment of partner company installment payments - licenses	(625)	—
Net cash provided by financing activities	52,142	27,859
Net increase in cash and cash equivalents and restricted cash	33,744	2,472
Cash and cash equivalents and restricted cash at beginning of period	58,815	83,365
Cash and cash equivalents and restricted cash at end of period	$92,559	$85,837

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,324	$1,658

Supplemental disclosure of non-cash financing and investing activities:
Unpaid partner company’s offering cost	$235	$150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with its extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. The Company has executed arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, and Dr. Reddy’s Laboratories, Ltd.

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur losses from operations for the next several years as it continues to develop and commercialize its existing and new product candidates. The Company is also required to comply with the financial covenants in its loan agreements as described in Note 9. Current cash and cash equivalents as of March 31, 2025 of $19.5 million for Fortress and private subsidiaries primarily funded by Fortress (“Parent Entity”) are considered sufficient to fund the Parent Entity’s operations for at least 12 months following the date of filing of this Quarterly Report on 10-Q. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies including Checkpoint as discussed in Note 3, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of Avenue, Checkpoint, Mustang and Journey. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “2024 Form 10-K”), from which the Company derived the balance sheet data at December 31, 2024, as well as Checkpoint’s Form 10-K, filed with the SEC on March 28, 2025, Mustang’s Form 10-K, filed with the SEC on March 28, 2025, Avenue’s Form 10-K, filed with the SEC on March 31, 2025, and Journey’s Form 10-K, filed with the SEC on March 27, 2025.

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

The CODM reviews profit and loss information for each segment to assess the performance of the Company and each of its public subsidiaries. The accounting policies of the segments are the same as those described in this Note 2. See Note 16 for segment information.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of March 31, 2025, the Company had $1.2 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases.  As of  December 31, 2024, the Company had $1.6 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows as of the dates presented:

	March 31,
	2025	2024
Cash and cash equivalents	$91,339	$83,774
Restricted cash	1,220	2,063
Total cash and cash equivalents and restricted cash	$92,559	$85,837

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2024 Form 10-K.

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

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

3. Asset Purchase and Merger Agreements

Checkpoint

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

On April 23, 2025, Checkpoint filed a definitive proxy statement relating to the Merger Agreement and established May 28, 2025 as the date for a special meeting of Checkpoint stockholders to vote on the Merger.

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

Consummation of the Merger is subject to customary closing conditions, including, but not limited to: (i) the adoption of the Merger Agreement and approval of the Merger by (a) the affirmative vote of the holders of at least a majority of the outstanding Shares beneficially owned by Checkpoint stockholders other than (1) Fortress and its controlled affiliates (other than Checkpoint), (2) the members of the Checkpoint board of directors (the “Checkpoint Board”) (and their controlled affiliates, if any) and (3) any person that Checkpoint has determined to be an “officer” of Checkpoint within the meaning of Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “Unaffiliated Checkpoint Stockholders”), and (b) the affirmative vote of the holders of a majority in voting power of the outstanding Shares; (ii) expiration or early termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, without the imposition of any burdensome condition; (iii) absence of any law or order prohibiting or making illegal the consummation of the Merger; and (iv) no Checkpoint material adverse effect having occurred that is continuing. The consummation of the Merger is also conditioned upon each of the Support Agreement, the Transition Services Agreement, the Royalty Agreement, and the CVR Agreement (in each case, as defined below) being in full force and effect.

The Merger Agreement contains customary representations, warranties and covenants made by each of Parent, Checkpoint and Merger Sub, including, among others customary covenants regarding the operation of the business of Checkpoint prior to the Effective Time, and “no-shop” restrictions regarding certain alternative acquisition proposals or discussions with third parties.

The Merger Agreement includes customary termination rights for the parties, including that, subject to certain limitations, Checkpoint or Parent may terminate the Merger Agreement prior to the Effective Time if: (i) a governmental body issues or enacts a final and non-appealable order, injunction or other legal requirement prohibiting or making illegal the consummation of the Merger, (ii) the Effective Time has not occurred on or prior to 11:59 p.m. Eastern Time on September 5, 2025, or (iii) the stockholders of Checkpoint fail to adopt the Merger Agreement by the requisite majorities at a meeting of Checkpoint’s stockholders at which a vote on the Merger is conducted.

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

Upon termination of the Merger Agreement under certain specified circumstances, Checkpoint will be required to pay Parent a termination fee (the “Checkpoint Termination Fee”) of $12.5 million. Specifically, the Checkpoint Termination Fee is payable if (i) the Merger Agreement is terminated in certain circumstances; (ii) prior to such termination a bona fide proposal for an alternative acquisition transaction has been publicly disclosed or otherwise made to the Checkpoint Board and not publicly withdrawn (if made publicly); and (iii) within one year of such termination, Checkpoint subsequently consummates an alternative acquisition transaction or enters into a definitive agreement providing for an alternative acquisition transaction and such transaction is ultimately consummated. The Checkpoint Termination Fee will also be payable if the Merger Agreement is terminated: (a) by Parent, if Checkpoint Board, or any committee thereof, including the Special Committee of the Checkpoint Board, withdraws, withholds, amends or qualifies or modifies, in each case, in a manner adverse to Parent or Merger Sub, its recommendation that the stockholders of Checkpoint vote to adopt the Merger Agreement and approve the Merger; or (b) by Checkpoint in order to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On April 14, 2025, Checkpoint, Parent and Merger Sub entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, the shareholder voting standard to approve the Merger was amended in response to recently enacted amendments to the Delaware General Corporation Law, as amended. Other than as expressly set forth in the Merger Agreement Amendment, the Merger Agreement remains unmodified and in full force and effect in accordance with its terms.

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

As used in the CVR Agreement, (a) the “Milestone Deadline Date” means the date that is 36 months after the date on which a marketing authorization application or equivalent for cosibelimab receives a positive validation outcome by the European Medicines Agency (the “EMA”) and (b) the “Milestone” means the receipt of regulatory approval of cosibelimab in (i) the European Union pursuant to the centralized approval procedure or (ii) any of Germany, France, Italy, Spain or the United Kingdom.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Support Agreement

Concurrently with the execution of the Merger Agreement, Checkpoint entered into a Support Agreement (the “Support Agreement”) with Parent and Fortress. Under the terms of the Support Agreement, Fortress has agreed to, among other things, during the term of the Support Agreement, (i) vote its Shares in favor of the adoption of the Merger Agreement and the approval of the Merger and the other transactions contemplated by the Merger Agreement, and against any acquisition proposal or any action, proposal, agreement, transaction or arrangement that is intended, or would reasonably be expected, to result in a material breach of a covenant, representation or warranty or any obligation of Checkpoint under the Merger Agreement or any of the conditions to Checkpoint’s obligations under the Merger Agreement not being fulfilled or satisfied, (ii) not transfer its Shares (subject to certain exceptions), and (iii) waive and not exercise any appraisal rights in respect of such Shares that may arise with respect to the Merger and not to commence or participate in, any class action or legal action (a) challenging the validity of, or seeking to enjoin or delay the operation of any provision of the Merger Agreement or (b) with respect to claims against the Checkpoint Board, or any committee thereof, Parent of Merger Sub relating to the Merger Agreement or the transactions contemplated thereby.

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

As of March 31, 2025, Fortress beneficially owned an aggregate of 6,222,249 shares of common stock and 700,000 shares of Class A common stock of Checkpoint and controlled a majority of the outstanding voting power of Checkpoint’s capital stock through its ownership of all outstanding shares of Checkpoint’s Class A common stock. The Support Agreement will terminate upon termination of the Merger Agreement, the Effective Time and certain other specified events.

Warrant Amendment

Additionally, in connection with the Checkpoint’s entry into the Merger Agreement, Checkpoint entered into a letter agreement (the “Warrant Amendment”), dated as of March 9, 2025, with Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (“Armistice”). Pursuant to the Warrant Amendment, Checkpoint and Armistice agreed (i) to, immediately prior to the Effective Time, amend all outstanding Checkpoint Warrants held by or issued to Armistice or any of its affiliates other than the Specified Warrant (the “Armistice Warrants”) to provide that each such Armistice Warrant that remains outstanding and unexercised as of the Effective Time will automatically be converted into the right to receive the Warrant Consideration, and (ii) that at the Effective Time, to the extent that any portion of that certain warrant to purchase 5,853,659 Shares, dated as of July 2, 2024 (the “Specified Warrant”), remains outstanding and unexercised as of the Effective Time, the Specified Warrant will be converted into the right of Armistice to receive, for each Share underlying the Specified Warrant, a cash payment equal to $3.62. The Warrant Amendment also provides that Armistice will not be entitled to transfer the Armistice Warrants prior to the Effective Time unless the Merger Agreement is validly terminated in accordance with its terms prior to the Effective Time.

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

Deconsolidation of Checkpoint

If shareholders of Checkpoint approve the Merger Agreement at the Special Meeting, and the transaction closes in the quarter ending June 30, 2025, Fortress expects to deconsolidate Checkpoint at the close of the transaction. The expected gain on deconsolidation is currently indeterminable and will depend on various factors including total net assets of Checkpoint and non-controlling interests attributable to Fortress at the time of closing.

Urica

On July 15, 2024, Urica entered into an asset purchase agreement (the “APA”), royalty agreement (the “Royalty Agreement”), and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation incorporated in 2022 and seeded by life sciences institutional investors. Under the Transaction Documents, Urica sold the rights to its URAT1 inhibitor product candidate in development for the treatment of gout, dotinurad, and related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity. Urica’s equity position cannot be reduced below 15% of Crystalys’ fully-diluted equity capitalization until Crystalys raises $150 million in equity securities.

The Transaction Documents also granted Urica a secured three percent (3%) royalty on future net sales of dotinurad to be paid by Crystalys. Urica has the right to appoint one director to the board of directors of Crystalys, as well as an additional board observer. Crystalys is obliged to use commercially reasonable efforts to develop and commercialize dotinurad.

The APA also gives Urica the right, but not the obligation, to repurchase the sold assets for a repurchase price not to exceed $6.4 million plus accrued interest; the repurchase option expires upon the consummation by Crystalys of a qualified financing of at least $120 million by December 20, 2025. Urica has recorded a liability for the $0.6 million received as reimbursement for clinical and development expenses, which is being accreted up to the repurchase price over the term of the repurchase option, and is not recognizing an asset for its ownership interest received in Crystalys until the expiration of the repurchase option. Accordingly, for the quarters ended March 31, 2025 and 2024, Urica recorded accretion of $0.7 million and nil, respectively, of the repurchase option price, booked to interest expense and financing fee in the condensed consolidated statement of operations.

Avenue

Under a share repurchase agreement between Avenue and InvaGen Pharmaceuticals, Inc. (“InvaGen”) under which Avenue repurchased all of InvaGen’s shares in Avenue, Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the net proceeds of future financings, until $4.0 million in the aggregate is paid to InvaGen. In connection with equity financings in the three months ended March 31, 2025 and 2024, Avenue made payments totaling $0.2 and $0.3 million, respectively, to InvaGen. Approximately $1.4 million in aggregate has been paid to InvaGen under the share repurchase agreement through the three months ended March 31, 2025.

4. Inventory

	March 31,	December 31,
($ in thousands)	2025	2024
Raw materials	$2,808	$3,196
Work-in-process	435	367
Finished goods	10,026	11,381
Inventory reserve	(773)	(513)
Total inventories	$12,496	$14,431

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5. Property and Equipment

	Useful Life	March 31,	December 31,
($ in thousands)	(Years)	2025	2024
Computer equipment	3	$594	$595
Furniture and fixtures	5	1,017	1,017
Leasehold improvements	15	5,481	13,175
Buildings	40	581	581
Total property and equipment		7,673	15,368
Impairment - Leasehold Improvements		(2,176)	(2,176)
Less: Accumulated depreciation		(2,701)	(9,932)
Property and equipment, net		$2,796	$3,260

Fortress' depreciation expense for the three months ended March 31, 2025 and 2024 was approximately $0.1 million and $0.4 million, respectively. Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

In February 2025, Mustang terminated the lease of its manufacturing facility. The remaining Mustang lease liability of approximately $0.8 million was reversed, and the remaining leasehold improvements of approximately $0.3 million and right of use assets of approximately $0.1 million were written off resulting in a net gain of $0.4 million recorded in research and development expense in the unaudited condensed consolidated statements of operations. In conjunction with the termination of the lease, the Company also completed the sale of the remaining equipment held for sale for approximately $1.2 million, which had been classified as held for sale at December 31, 2024.

6. Fair Value Measurements

Common Stock Warrant Liabilities

Warrants
($ in thousands)	liabilities
Balance at December 31, 2024	$214
Change in fair value of common stock warrants - Avenue	(15)
Change in fair value of common stock warrants - Checkpoint	62
Balance at March 31, 2025	$261

Checkpoint

Checkpoint deemed the placement agent warrants it issued in connection with a registered direct offering (the “December 2022 Placement Agent Warrants”) to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The December 2022 Placement Agent Warrants were recorded at the time of closing at a fair value determined by using the Black-Scholes model. Checkpoint will revalue the December 2022 Placement Agent Warrants at each reporting period thereafter for as long as they remain outstanding. At March 31, 2025 and December 31, 2024, the liability associated with the December 2022 Placement Agent Warrants was $0.3 million and $0.2 million, respectively.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Checkpoint warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31,	December 31,
Checkpoint Warrants	2025	2024
Exercise price	$5.41	$5.41
Volatility	114.9%	111.1%
Expected life in years	2.7	3.0
Risk-free rate	3.9%	4.3%

Avenue

Avenue has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. Avenue’s outstanding warrants to purchase common stock were originally issued in October 2022 (the “October 2022 Warrants”). The October 2022 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. In connection with the Avenue January 2023 registered direct offering in January 2023, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $116.25, which was the offering price for the Avenue registered direct offering in January 2023. The Black-Scholes model was used to value the October 2022 Warrants as of March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, the liability associated with the October 2022 Warrants was approximately $1,000 and $16,000, respectively.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Avenue warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	March 31,	December 31
	2025	2024
Stock price	$ 0.30	$ 2.00
Risk-free interest rate	4.35%	4.27%
Expected dividend yield	—	—
Expected term in years	2.5	2.8
Expected volatility	159.75%	154.94%

7. Intangible Assets, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of the Journey intangible assets for the periods presented:

	Estimated Useful	March 31,	December 31,
($ in thousands)	Lives (Years)	2025	2024
Intangible assets – product licenses	3 to 15	$52,925	$52,925
Accumulated amortization		(18,984)	(17,919)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$30,798	$31,863

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024, Journey’s amortization expense related to its product licenses was $1.1 million and $0.8 million, respectively.

The future amortization of these intangible assets is as follows:

Total
For the year ended December 31, ($ in thousands)	Amortization
2025	$3,192
2026	3,471
2027	2,775
2028	2,595
2029	2,595
Thereafter	12,228
Sub-total	$26,856
Asset not yet placed in service	3,942
Total	$30,798

8. License Agreements

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility and have no alternate use. The purchase price of the licenses acquired is classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations. For the three months ended March 31, 2025 and 2024, there was no expense recognized for license acquisitions.

Journey

In June 2021, Journey entered a license, collaboration, and assignment agreement (the “Emrosi Agreement”) to obtain global rights for the development and commercialization of EmrosiTM (Minocycline Hydrochloride Extended-Release Capsules, 40mg), for the treatment of rosacea with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets, namely in Armenia, Azerbaijan, Belarus, Brazil, Georgia, India Kazakhstan, Kyrgyzstan, Moldova, the People’s Republic of China, Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the terms and conditions of the Emrosi Agreement, Journey paid $10.0 million. In addition, Journey made two developmental milestone payments in 2024.  In April 2024, Journey made a $3.0 million milestone payment to DRL, based on FDA acceptance of the NDA application for Emrosi, and in December of 2024 Journey made a $15.0 million milestone payment to DRL, which was triggered by the FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, the assets that had been the subject of the exclusive license related to Emrosi, including the NDA itself, the patents and other intellectual property, were assigned to Journey. Pursuant to the Emrosi Agreement, Journey may be required to make additional contingent regulatory, commercial, and corporate-based milestone payments to DRL, totaling up to $150.0 million. Journey is required to pay royalties ranging from approximately ten percent to fourteen percent on net sales of Emrosi, subject to certain possible reductions. Journey launched Emrosi in March 2025, and recognized net revenue of $2.1 million related to Emrosi in the quarter ended March 31, 2025.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

On February 28, 2023, Avenue entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. (“AnnJi”), whereby Avenue obtained an exclusive license (the “AnnJi License Agreement”) from AnnJi to the intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of SBMA, also known as Kennedy's Disease. Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, Avenue paid $3.0 million, issued shares of Avenue stock in two tranches, and agreed to make additional payments including: reimbursement of payments up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits to the low-double digits, which were subject to potential diminution in certain circumstances. On March 3, 2025, Avenue received a notice of AnnJi’s intent to terminate the AnnJi License Agreement, in which AnnJi asserted several bases for its right to terminate the AnnJi License Agreement.

On April 24, 2025 (the “Termination Effective Date”), Avenue and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement and related agreements were terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings between them and provided mutual releases of claims; (iii) Avenue transferred to AnnJi all of its rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) Avenue agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, Avenue will repurchase all shares of common stock held by AnnJi for an aggregate payment of $1.00, and Avenue also made a payment of $0.2 million to AnnJi for legal expense reimbursement.

AnnJi agreed to make payments to Avenue of $2.0 million, with $1.0 million due within 30 days after the Termination Effective Date and $1.0 million due within 90 days after the Termination Effective Date. Additionally, Avenue will be eligible to receive from AnnJi:

●	payments totaling up to $5 million in the aggregate upon the occurrence of certain development and regulatory milestone events pertaining to AJ201;
●	payments totaling up to $17 million in the aggregate upon AJ201 experiencing certain commercial sales milestone events;
●	a 1.75% royalty on net sales of AJ201, which royalty percentage is subject to potential diminution in certain circumstances; and
●	in the event that AnnJi enters into one or more subsequent licenses of rights to AJ201 with third party licensee(s), 15% of payments received by AnnJi from such licensee(s), up to a cap of $7.5 million, and with a minimum of $4 million owing under certain mechanism in the event of an approval of a New Drug Application in the U.S. with respect to AJ201.

The Termination and Transfer Agreement also contains customary representations and warranties and provisions related to confidentiality and indemnification.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Debt and Interest

Debt

Total debt consists of the following:

	March 31,	December 31,	Interest rate at
($ in thousands)	2025	2024	March 31, 2025	Maturity
2024 Oaktree Note	$35,350	$35,350	11.95%	July 2027
SWK Term Loan	25,000	25,000	14.60%	December 2027
Less: Discount on notes payable	(2,093)	(2,388)
Current portion of SWK Term Loan	(1,875)	—
Total notes payable, long term, net	$56,382	$57,962

As of March 31, 2025, the carrying value of the notes payable approximates their fair value as the interest rate is variable and approximates the market rate for loans with similar terms and risk characteristics.

2024 Oaktree Note

On July 25, 2024, Fortress entered into the $50.0 million senior secured credit agreement (the “New Oaktree Agreement”) with a maturity date of July 25, 2027 with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). The Company borrowed $35.0 million under the New Oaktree Agreement on the Closing Date (the “2024 Oaktree Note”) and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. The 2024 Oaktree Note replaces the 2020 Oaktree Note (as defined below) with respect to which the remaining $50.0 million balance was repaid in full.

Under the terms of the New Oaktree Agreement, the loans have a 30-month interest-only period with a maturity date of July 25, 2027, and bear interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 7.625% (subject to a 2.50% SOFR floor and a 5.75% SOFR cap). For the quarter ended March 31, 2025, the interest rate applicable to the 2024 Oaktree Note was 11.95%. The Company is required to make quarterly interest-only payments until the maturity date, except fifty percent of the then-outstanding principal balance of the loans is due on March 31, 2027, with the remaining principal amount due on the maturity date.

The Company may voluntarily prepay, in whole or in part, the amounts due under the New Oaktree Agreement at any time subject to a prepayment fee. Subject to prior written notice by the Company, to repay any amounts due prior to the maturity date, the Company must pay the sum of (A) the aggregate principal amount of the Loans being prepaid, (B) any accrued but unpaid interest on the principal amount of the Loans being prepaid, (C) any applicable Yield Protection Premium (as defined in the New Oaktree Agreement) and (D) if applicable, other unpaid amounts then due and owing pursuant to the New Oaktree Agreement and the other loan documents (such aggregate amount, the “Prepayment Price”); provided that each partial prepayment of the principal amount of the Loans shall be in an aggregate amount of at least $5.0 million and integral multiples of $1.0 million in excess thereof. The Company is required to make mandatory prepayments of the Loans with net cash proceeds from (i) certain casualty events, (ii) certain monetization events, including, among other things, certain asset sales and the sale(s) of priority review vouchers by certain subsidiaries of the Company, and the receipt by the Company of any dividend or other distributions in cash from any of its subsidiaries in excess of $5.0 million other than in connection with certain monetization events, (iii) debt issuances that are not permitted, and (iv) failure to comply with certain covenants. The lenders may elect to receive warrant

s to purchase common stock of the Company as an alternative to cash prepayments in some situations where a mandatory prepayment would otherwise be required. No mandatory prepayments were required in the quarter ended March 31, 2025.

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

The New Oaktree Agreement contains events of default that are customary for financings of this type, in certain circumstances subject to customary cure periods. In addition, the Company is also required to (i) raise cash proceeds from the sale of common stock, or receive monetizations or distributions, by the end of each calendar year prior to the maturity date, in an aggregate amount equal to the greater of $20 million or 50% of an amount set forth in an annual budget delivered to the lenders and (ii) maintain a specified minimum equity stake in Journey. These capital raise and minimum stake covenants and financial covenants will not apply if the outstanding principal balance of the loan is less than or equal to $10 million. Following an event of default and any cure period, if applicable, the Agent will have the right upon notice to accelerate all amounts outstanding under the New Oaktree Agreement, in addition to other remedies available to the lenders as secured creditors of the Company.

In connection with the New Oaktree Agreement, the Company granted a security interest in favor of Oaktree, for the benefit of the lenders, in substantially all of the Company’s assets, subject to customary exceptions, as collateral securing the Company’s obligations under the New Oaktree Agreement. Also in connection with the New Oaktree Agreement, the Company granted warrants to the lenders to purchase up to 506,390 shares of the Company’s common stock at a purchase price of $2.0735 per share (the “Warrants”). The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The exercise price of the Warrants will also be adjusted if, while the Warrants are outstanding, the Company engages in any transaction involving the issuance or sale of shares of Common Stock or equivalent securities at an effective price per share less than the exercise price of the Warrant then in effect (such lower price, the “Base Share Price”). In such case, the exercise price of the Warrants will be reduced to equal the Base Share Price. The Warrants are exercisable from July 25, 2024, will expire on July 25, 2031 and may be net exercised for no cash payment at the holder’s election. The Company filed a registration statement to register the resale of the shares of Company common stock issuable upon exercise of the Warrants (see Note 13).

The Company was in compliance with all applicable financial covenants under the New Oaktree Agreement as of March 31, 2025.

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

The Company had entered the Prior Oaktree Agreement in August 2020. The Prior Oaktree Agreement contained customary representations and warranties and customary affirmative and negative covenants as well as certain financial covenants, including, among other things, (i) maintenance of minimum liquidity and (ii) a minimum revenue test that required Journey’s annual revenue to be equal to or to exceed annual revenue projections set forth in the Prior Oaktree Agreement. Failure by the Company or Journey, as applicable, to have complied with the Prior Oaktree Agreement covenants would have resulted in an event of default, subject to certain cure rights of the Company.

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

SWK Term Loan

On December 27, 2023 (the “SWK Closing Date”), Journey entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”). The SWK Credit Agreement provides for a term loan facility (the “SWK Credit Facility”) in the original principal amount of up to $20.0 million. On the SWK Closing Date, Journey drew $15 million. On June 26, 2024, Journey drew the remaining $5.0 million under the SWK Credit Facility. On July 9, 2024, Journey entered into the amendment to the SWK Credit Agreement with SWK. The amendment increased the original principal amount of the SWK Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to Journey receiving approval on or before June 30, 2025. Journey drew on the remaining $5.0 million relating to the FDA approval of Emrosi on November 25, 2024.

Loans under the SWK Credit Facility (the “Term Loans”) mature on December 27, 2027. The Term Loans accrue interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75% and interest is payable quarterly and resets quarterly.

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

Journey may at any time prepay the outstanding principal balance of the Term Loans in whole or in part. Prepayment of the Term Loans is subject to payment of a prepayment premium equal to (i) 1% of the Term Loans prepaid if the Term Loans are prepaid on or after the first anniversary of the SWK Closing Date but prior to the second anniversary of the SWK Closing Date, or (ii) 0% if prepaid thereafter.

Upon repayment in full of the Term Loans, Journey will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, Journey paid an origination fee of $0.2 million on the SWK Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. Journey is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense in the Consolidated Statement of Operations. The effective interest rate on the SWK Term Loan as of March 31, 2025 was 14.6%.

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of March 31, 2025, Journey was in compliance with the financial covenants under the SWK Credit Facility.

Interest Expense

Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan. The following table shows the components of interest expense for all debt arrangements during the periods presented:

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2025			2024
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	$1,046	$193	$1,239	$—	$—	$—
2020 Oaktree Note	—	—	—	1,390	502	1,892
Partner company convertible preferred shares	—	—	—	113	45	158
Partner company notes payable	789	102	891	486	62	548
Partner company contingent call option accretion[1]	677	—	677	—	—	—
Other	(2)	—	(2)	4	—	4
Total Interest Expense and Financing Fee	$2,510	$295	$2,805	$1,993	$609	$2,602

Note 1: Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3)

10. Accounts Payable and Accrued Expenses and Partner Company Installment Payments

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2025	2024
Accounts payable	$27,818	$31,636
Accrued expenses:
Professional fees	5,673	3,147
Salaries, bonus and related benefits	6,108	6,596
Research and development	6,235	8,509
Accrued royalties payable	1,406	1,374
Accrued coupon and rebates	12,869	6,200
Return reserve	2,601	3,124
Other	3,576	4,915
Total accounts payable and accrued expenses	$66,286	$65,501

11. Non-Controlling Interests

The Company’s ownership interests in its consolidated subsidiaries at March 31, 2025 was similar to December 31, 2024.

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

For the three months ended March 31, 2025 and 2024, the effect on the net loss per share calculation from Series A Preferred dividends (paid and cumulated but undeclared) (see Note 13) was $2.0 million and $2.0 million, respectively, and partner company preferred and deemed dividends were $0.1 million and $0.4 million, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024, diluted and basic net loss per share attributable to common stockholders of the Company were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive. The following potentially dilutive securities were excluded from the computation of net loss per common share as of the dates presented:

	March 31,
	2025	2024
Warrants to purchase Common Stock	14,396,201	5,769,788
Options to purchase Common Stock	18,896	18,896
Unvested Restricted Stock and deferred Restricted Stock	3,093,923	1,902,386
Unvested Restricted Stock units and deferred Restricted Stock units	2,436,705	373,933
Total	19,945,725	8,065,003

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

During the three months ended March 31, 2025, no dividends were declared by the Board of Directors. At March 31, 2025, the Company had total undeclared dividends of approximately $6.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets but are reflected in the net loss attributable to common shareholders (see Note 12).

Stock-based Compensation

As of March 31, 2025, the Company had the following equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). As of March 31, 2025, approximately 10.0 million shares are available for issuance under the 2013 Plan, and approximately 1.0 million shares are available for issuance under the ESPP.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Fortress:
Employee and non-employee awards	$2,607	$2,193
Executive awards	180	224

Partner Companies:
Avenue	185	191
Checkpoint	1,956	709
Mustang	38	77
Journey	1,323	1,406
Other	—	57
Total stock-based compensation expense	$6,289	$4,857

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024, approximately $1.3 million and $1.1 million, respectively, of stock-based compensation expense was included in research and development expenses in connection with equity grants made to employees and consultants, and approximately $4.9 million and $3.7 million, respectively, was included in general and administrative expenses in connection with grants made to employees, members of the board of directors and consultants.

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress subsidiaries and partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2024	558,896	$2.32	$186,300	6.02
Forfeited	(540,000)	1.68	—	—
Options vested and expected to vest at March 31, 2025	18,896	$20.55	$—	0.52
Options vested and exercisable at March 31, 2025	18,896	$20.55	$—	0.52

As of March 31, 2025, Fortress had no unrecognized stock-based compensation expense related to options. As of March 31, 2024, Fortress had $0.4 million in unrecognized stock-based compensation expense related to options which were forfeited in the first quarter of 2025.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries and partner companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2024	4,414,724	$12.87
Restricted stock granted	1,204,360	2.03
Restricted stock vested	(11,331)	34.12
Restricted stock units vested	(77,124)	29.17
Unvested balance at March 31, 2025	5,530,629	$10.24

As of March 31, 2025 and 2024, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $8.3 million and $13.2 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years and 1.4 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress subsidiaries and partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2024	14,406,201	$2.15	$2,933,774	4.46
Exercised	(10,000)	1.68	—	—
Outstanding as of March 31, 2025	14,396,201	$2.16	$—	4.22
Exercisable as of March 31, 2025	14,396,201	$2.16	$—	4.22

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Amended and Restated Long-Term Incentive Program (“LTIP”)

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

On January 1, 2025 and 2024, the Compensation Committee granted 454,163 shares and 216,465 shares each to Dr. Rosenwald and Mr. Weiss, respectively. These equity grants, made in accordance with the LTIP, represent 1% of total outstanding shares of the Company as of the dates of such grants. Restricted shares granted under the LTIP vest upon (i)(A) the Company achieving a specified increase in market capitalization since the grant date and (B) the participant remaining in service with the Company until (or being involuntarily terminated prior to) July 16, 2025, or (ii) a change in control of the Company, provided the eligible participant remains in service with the Company until the date of such transaction. If the restricted shares have not vested in accordance with the preceding sentence, they will be subject to a repurchase option by the Company at a nominal price for 90 days following the earlier of July 16, 2025 or the participant’s voluntary separation from service with the Company. The fair value of each grant on the grant date was approximately $0.9 million for the 2025 grant and $0.7 million for the 2024 grant. For the three months ended March 31, 2025 and 2024, the Company recorded stock compensation expense related to LTIP grants of approximately $2.5 million and $1.7 million, respectively, on the unaudited condensed consolidated statement of operations.

Capital Raises

2024 Shelf

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of March 31, 2025, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notices. As a result, the Company is no longer eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

Because the Company is no longer eligible to use Form S-3 due to the failure to pay dividends on the Series A Preferred Stock, on April 1, 2025 the Company filed a post-effective amendment to certain prior Form S-3 registration statements to continue the registration of:

●	the offer and sale by certain selling stockholders who were previously holders of shares of 8% Cumulative Redeemable Perpetual Class B Preferred Stock of Urica, of an aggregate of up to 1,987,250 shares of the Company’s common stock;
●	the offer and sale of up to 5,885,000 shares underlying warrants originally issued as part of units, each consisting of one share of Common Stock and one warrant, originally registered pursuant to the prospectus filed with the SEC under November 10, 2023;
●	the offer and sale of up to 3,303,305 shares underlying warrants originally issued as part of units, each consisting of one share of Common Stock and one warrant, originally registered pursuant to the prospectus filed with the SEC on December 29, 2023; and
●	the offer and sale by certain selling stockholders of up to 116,637 shares of Common Stock issuable upon the exercise of warrants, as amended, granted to Oaktree and its affiliates under the Prior Oaktree Agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

This post-effective amendment was declared effective by the SEC on April 2, 2025.

At the Market Offering

During the three months ended March 31, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 per share for gross proceeds of $1.0 million under the Company’s at-the-market offering program. During the three months ended March 31, 2024, the Company issued and sold approximately 0.5 million shares at an average price of $1.99 for gross proceeds of $0.9 million under the Company’s at-the-market offering program. The at-the-market offering program is currently suspended as a result of the Company’s current ineligibility to use Form S-3 registration statements

Checkpoint 2023 Shelf Registration Statement

In March 2023, Checkpoint filed a shelf registration statement (File No. 333-270843) on Form S-3 (the “Checkpoint 2023 S-3”), which was declared effective May 5, 2023. Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of March 31, 2025, approximately $65.7 million of the securities remains available for sale through the Checkpoint 2023 S-3.

Checkpoint 2025 Warrant Exercises

In January 2025, Checkpointo received approximately $2.1 million from the exercise of warrants for the issuance of 740,000 shares of common stock with an exercise price of $2.84 per share.

In March 2025, Checkpoint received approximately $36.0 million from the exercise of warrants for the issuance of 21,691,003 shares of common stock with an average exercise price of $1.66 per share.

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2025 warrant exercises noted above. Accordingly, Checkpoint issued 18,500 shares of common stock to Fortress for the three months ended March 31, 2025. Pursuant to the Support Agreement between Fortress, Checkpoint and Sun Pharma, Fortress waived its right to receive any equity fee with respect to any equity issuances by Checkpoint (including those resulting from warrant exercise) that are effected subsequent to the date on which the Merger Agreement was executed; such waiver will be null and void ab initio if the Merger Agreement is terminated before Merger consummation.

Avenue 2021 Shelf Registration Statement

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. Avenue filed a replacement shelf registration on Form S-3 on December 4, 2024 (the "Avenue Replacement Shelf"), which has not yet become effective under the Securities Act of 1933, as amended. However, upon Avenue's formal delisting from Nasdaq, effective upon Nasdaq's filing of a Form 25 with the SEC, Avenue will be ineligible to use Form S-3 and therefore unable to use the Avenue 2021 S-3 or the Avenue Replacement Shelf.

Avenue At the Market Offering

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue may offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offers and sales of the shares are made pursuant the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the three months ended March 31, 2025, Avenue issued 0.9 million shares through the Avenue ATM for net proceeds of $2.1 million. Avenue is no longer able to utilize the Avenue ATM as a result of the suspension of its stock from trading on the Nasdaq.

Pursuant to the Company’s Founders Agreement with Avenue, Avenue issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, Avenue issued 23,474 shares of common stock to Fortress for the three-month period ended March 31, 2025.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Mustang 2021 Shelf Registration Statement and At-the-Market Offering (the “Mustang ATM”)

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of March 31, 2025, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the three months ended March 31, 2025, Mustang issued approximately 54,000 shares through the Mustang ATM for net proceeds of approximately $0.6 million.

Mustang February 2025 Equity Offering

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares), (iii) Series C-1 warrants to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants to purchase up to 2,657,807 shares of common stock.  Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 warrants will expire five years from the date of stockholder approval and the Series C-2 warrants will expire twenty-four months from the date of stock holder approval. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $6.8 million. 670,000 of the 2,162,807 pre-funded warrants have since been exercised as of the date of the filing of this Form 10-Q.

Pursuant to the Company’s Founders Agreement with Mustang, Mustang issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the equity offering and ATM sales noted above. Accordingly, Mustang issued 67,806 shares of common stock to Fortress for the  three-month period ended March 31, 2025.

Journey 2022 Shelf Registration Statement and At-the-Market Offering

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the three months ended March 31, 2025, Journey issued and sold approximately 0.8 million shares of common stock for gross proceeds of $4.1 million under the Journey ATM Sales Agreement. At March 31, 2025, 1.8 million shares remain available for issuance under the Journey ATM Sales Agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

14. Commitments and Contingencies

Leases

Lease Amendment – Mustang

In February 2025, Mustang concurrently exited the lease of its manufacturing facility in Worcester, Massachusetts, relocating its corporate headquarters to 95 Sawyer Road, Waltham, Massachusetts, and divested certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million. In connection with the lease termination, Mustang recorded a net gain on lease termination of $0.4 million recorded in research and development expenses on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025.

During three months ended March 31, 2025 and 2024, the Company recorded the following as lease costs for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Operating lease cost	$748	$640
Shared lease costs	(533)	(523)
Variable lease cost	189	216
Total lease expense	$404	$333

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Operating cash flows from operating leases	$(852)	$(920)
Weighted-average remaining lease term – operating leases (years)	3.7	4.1
Weighted-average discount rate – operating leases	6.1%	6.5%

Future Lease
($ in thousands)	Liability
Nine months ended December 31, 2025	2,461
Year ended December 31, 2026	2,937
Year ended December 31, 2027	2,940
Year ended December 31, 2028	2,967
Year ended December 31, 2029	3,011
Other	5,114
Total operating lease liabilities	19,430
Less: present value discount	(3,451)
Net operating lease liabilities, short-term and long-term	$15,979

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

15. Related Party Transactions

Founders Agreement

The Company has entered into Founders Agreements and, in some cases, exchange agreements with certain of its subsidiaries and partner companies as described in the 2024 Form 10-K. The following table summarizes, by partner company/subsidiary, the effective date of the Founders Agreements and Payment-in-Kind (“PIK”) dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, exchange agreements, and the subsidiaries' or partner companies’ certificates of incorporation:

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

Note 1:

Represents the effective date of the Founders Agreement of each subsidiary/partner company. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement or has since been amended to January 1 of each calendar year.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies/subsidiaries as described in the 2024 Form 10 K. The following table summarizes the effective date of each MSA and the annual consulting fee payable by the partner company/subsidiary to the Company in quarterly installments:

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

Shared Services Agreement with TG Therapeutics, Inc. (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX-related projects. In connection with the shared services agreement, for the three months ended March 31, 2025 and 2024 the Company invoiced TGTX $0.1 million and $0.6 million, respectively. At March 31, 2025, approximately $0.1 was due from TGTX related to this arrangement.

Desk Share Agreement with TGTX

The Desk Share Agreement between the Company and  TGTX, as amended, requires TGTX to pay 65% of the average annual rent for the Company’s New York, NY office space. Additionally, the Company has reserved the right to execute desk share agreements with other third parties and those arrangements will affect the cost of the lease actually borne by the Company. Each initial desk share agreement has a term of five years. In connection with the Company’s Desk Share Agreement with TGTX for the New York, NY office space, for the three months ended March 31, 2025 and 2024, the Company had paid $0.7 million and $0.7 million in rent, respectively, and invoiced TGTX approximately $0.5 million and $0.5 million, respectively, for their prorated share of the rent base. At March 31, 2025, approximately $0.2 million was due from TGTX related to this arrangement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Board Services Agreement

In December 2016, Checkpoint entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement with Checkpoint to Hawkins BioVentures, LLC, also owned by Michael Weiss. For the three months ended March 31, 2025 and 2024, Checkpoint recognized $32,000 and $27,000 in expenses, respectively, related to the advisory agreement, including approximately $17,000 and $12,000, respectively, in expenses related to annual equity incentive grants.
In January 2017, Mustang entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC, owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended March 31, 2025 and 2024, Mustang recognized approximately $15,000 and $15,000 in expenses related to the advisory agreement, respectively.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is also the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey-related projects following the completion of its initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the three months ended March 31, 2025 and 2024, the Company’s employees have provided services to Journey totaling approximately $12,000 and $9,000, respectively. At March 31, 2025, the total related party receivable was $0.4 million, and primarily relates to reimbursable expenses incurred by Fortress on behalf of Journey.

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold 320,000 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of March 31, 2025, there remain 320,000 shares of Cyprium PPS outstanding. The Cyprium PPS is fully and unconditionally guaranteed by Fortress.

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

16. Segment Information

The Company’s reportable segments for operating income (loss) for the three months ended March 31, 2025 and 2024 consist of the following ($ in thousands):

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$13,139	$—	$—	$—	$—	$13,139

Cost of goods	4,790	—	—	—	—	4,790
Intangible assets amortization	1,065	—	—	—	—	1,065
Research and development	39	411	3,788	(964)	664	3,938
Selling, general and administrative	10,569	1,494	7,361	1,217	5,022	25,663
Total operating expenses	16,463	1,905	11,149	253	5,686	35,456
Loss from operations	(3,324)	(1,905)	(11,149)	(253)	(5,686)	(22,317)

Interest income	149	32	1	100	208	490
Interest expense and financing fee	(891)	—	—	—	(1,914)	(2,805)
(Gain) loss on common stock warrant liabilities	—	15	(62)	—	—	(47)
Other income (expense)	(7)	—	(2)	—	(3)	(12)
Total other income (expense)	(749)	47	(63)	100	(1,709)	(2,374)
Segment net loss	$(4,073)	$(1,858)	$(11,212)	$(153)	$(7,395)	$(24,691)

Net loss attributable to NCI						14,107

Net loss attributable to Fortress						$(10,584)

Intersegment activity[2]:
Research and development	$—	$63	$—	$63	$(125)	$—
Selling, general and administrative	$—	$117	$178	$279	$(573)	$—

Other Significant Items:
Segment assets	$84,963	$3,593	$34,165	$14,909	$40,440	$178,071
Stock-based compensation - Research & development	$—	$40	$689	$(11)	$625	$1,343
Stock-based compensation - Selling, general and administrative	$1,323	$145	$1,267	$50	$2,161	$4,946

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2: Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress, see Note 15.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$13,030	$—	$—	$—	$—	$13,030

Cost of goods	6,002	—	—	—	—	6,002
Intangible assets amortization	814	—	—	—	—	814
Research and development	7,884	2,392	8,497	3,804	2,262	24,839
Selling, general and administrative	8,420	1,316	2,451	1,427	4,327	17,941
Asset impairment	—	—	—	—	—	—
Total operating expenses	23,120	3,708	10,948	5,231	6,589	49,596
Loss from operations	(10,090)	(3,708)	(10,948)	(5,231)	(6,589)	(36,566)

Interest income	217	49	4	40	523	833
Interest expense and financing fee	(548)	—	—	—	(2,054)	(2,602)
(Gain) loss on common stock warrant liabilities	—	(690)	—	—	23	(667)
Other income (expense)	(21)	—	(1)	—	1	(21)
Total other income (expense)	(352)	(641)	3	40	(1,507)	(2,457)
Segment net loss	$(10,442)	$(4,349)	$(10,945)	$(5,191)	$(8,096)	$(39,023)

Net loss attributable to NCI						23,606

Net loss attributable to Fortress						$(15,417)

Intersegment activity[2]:
Research and development	$—	$63	$—	$63	$(125)	$—
Selling, general and administrative	$—	$71	$521	$63	$(654)	$—

Other Significant Items:
Segment assets	$66,571	$3,309	$11,975	$14,592	$68,198	$164,645
Stock-based compensation - Research & development	$145	$45	$490	$29	$408	$1,117
Stock-based compensation - Selling, general and administrative	$1,261	$146	$220	$47	$2,066	$3,740

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2: Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress, see Note 15.

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza, Accutane, Emrosi, Amzeeq, Zilxi, Exelderm, Luxamend, and Targadox. All of Journey’s product revenues are recorded in the U.S.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Company’s net revenue for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Qbrexza	$5,161	$5,017
Accutane	3,655	5,819
Emrosi	2,070	—
Amzeeq	1,100	755
Zilxi	426	273
Other / legacy product revenue	727	1,166
Total net revenue	$13,139	$13,030

Significant Customers

For the three-month periods ending March 31, 2025 and 2024, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At March 31, 2025, none of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance. At December 31, 2024, one of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 10.3%.

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

The Company files a consolidated income tax return with subsidiaries for which the Company has an 80% or greater ownership interest. Subsidiaries in which the Company does not have an 80% or more ownership stake are not included in the Company’s consolidated income tax group and file their own separate income tax return(s). As a result, certain corporate entities included in these financial statements are not able to combine or offset their taxable income or losses with other entities’ tax attributes.

Income tax expense for the three months ended March 31, 2025 and 2024 is based on the estimated annual effective tax rate, and includes interest related to unrecognized tax benefits. The Company expects a net deferred tax asset with a full valuation allowance and 0% estimated annual effective tax rate for 2024. No income tax expense was recognized for the three months ended March 31, 2025 or 2024.

19. Subsequent Events

Checkpoint

On April 14, 2025, Checkpoint, Parent and Merger Sub entered into an Amendment to the Original Merger Agreement (the “Merger Agreement Amendment”) (see Note 3).

On April 23, 2025, Checkpoint filed a definitive proxy statement relating to the Merger Agreement and established May 28, 2025 as the date for a special meeting of Checkpoint stockholders to vote on the Merger (see Note 3).

In April 2025, Checkpoint received approximately $9.2 million from the exercise of warrants for the issuance of 3,256,269 shares of common stock with an exercise price of $2.821 per share.

Avenue

On April 24, 2025, Avenue and AnnJi entered into the Termination and Transfer Agreement (see Note 8).

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

Recent Events

Revenue

●	For the three months ended March 31, 2025 and 2024, net revenue was $13.1 million and $13.0 million, respectively, and is related to the sale of Journey’s marketed products.

Emrosi (Minocycline Hydrochloride Extended-Release Capsules, 40mg, also known as DFD-29, for the treatment of rosacea)

●	In March 2025, our partner company Journey launched Emrosi™ (Minocycline Hydrochloride Extended-Release Capsules, 40mg).
●	In November 2024, Journey announced that the FDA approved Emrosi for the treatment of inflammatory lesions of rosacea in adults.
●	Emrosi was developed for the treatment of rosacea at our partner company, Journey, in collaboration with Dr. Reddy’s Laboratories Ltd.

Late Stage Product Candidates

UNLOXCYT™  (cosibelimab-ipdl, anti-PD-L1 antibody)

●	In March 2025, we announced that our partner company, Checkpoint, entered into an agreement to be acquired by Sun Pharmaceutical Industries, Inc. (“Sun Pharma”) for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval. The closing of the transaction is subject to various conditions including the approval by requisite majorities of holders of Checkpoint’s shares at a meeting of Checkpoint’s stockholders on May 28, 2025. We expect the transaction to close shortly after the stockholder meeting, assuming the requisite votes are received, although there can be no assurance that the transaction closes in a timely manner, or at all.
●	On December 13, 2024, Checkpoint received approval from the FDA for UNLOXCYT (cosibelimab-ipdl), for the treatment of metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) in adults who are not candidates for curative surgery or radiation.
●	Cosibelimab was sourced by Fortress and developed at Checkpoint.

Triplex (cytomegalovirus vaccine and immunotherapy)

●	Triplex, a potential vaccine and immunotherapy for prevention and control of cytomegalovirus (“CMV”), is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in the third quarter of 2025. The study aims to show that vaccination with Triplex can safely elicit a CMV-specific immune response and reduce asymptomatic CMV replication in a population of people with HIV on suppressive antiretroviral therapy. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to placebo, and thus, potentially reduce related mortality and morbidity (NCT05099965).
●	In January 2025, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 clinical trial to evaluate Triplex when administered to human leukocyte antigen (“HLA”) matched related stem cell donors to reduce CMV events in patients undergoing hematopoietic stem cell transplantation (“HSCT”). The trial is funded by a grant from the National Cancer Institute (“NCI”) (NCT06059391).
●	Triplex is currently also the subject of multiple other ongoing clinical trials, including: a Phase 1/2 trial for CMV control in pediatric recipients of HSCT (NCT03354728); a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 CAR T cell therapy for the treatment of non-Hodgkin lymphoma (NCT05432635); a Phase 2 trial for safety and effectiveness in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant (NCT02506933); a Phase 1 trial of Triplex in combination with CAR T cell therapy for adults with non-Hodgkin lymphoma (NCT05801913); and a Phase 1 trial of Triplex in combination with an allogeneic anti-CD19-CAR CMV-specific T cell therapy for adults with high-risk acute lymphoblastic leukemia (NCT06735690).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $182 million.
●	There are two ongoing global Phase 3 pivotal studies of CAEL-101 for Mayo Stage IIIa and Mayo Stage IIIb amyloid light-chain amyloidosis (“AL amyloidosis”) and based on statements made by AstraZeneca, we expect topline data readouts from both trials in the second half of 2025 (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825). (Information on clinicaltrials.gov does not constitute part of this Quarterly Report on Form 10-Q.).
●	CAEL-101 (also known as anselamimab) was sourced by Fortress and was developed by Caelum (founded by Fortress) until the acquisition by AstraZeneca of Caelum in October 2021.

CUTX-101 (copper histidinate for Menkes disease)

●	In January 2025, our subsidiary Cyprium announced that the FDA had accepted the NDA for CUTX-101 (copper histidinate for Menkes disease) for priority review with a target action date of September 30, 2025.
●	In December 2023, Cyprium completed the asset transfer of CUTX-101 to Sentynl, a wholly owned subsidiary of Zydus Lifesciences Ltd. Sentynl is obligated under the applicable agreement to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, Cyprium remains eligible to receive up to $129 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 ranging from 3% to 12.5% on tiered annual net sales. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at the New Drug Application (“NDA”) approval for CUTX-101.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

Early Stage Product Candidates

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica transferred substantially all intellectual property rights in dotinurad, its URAT1 inhibitor product candidate that is in development for the treatment of gout, to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity including certain anti-dilution provisions through the raise of $150 million in equity securities. The Transaction Documents also granted Urica a secured 3% royalty on future net sales of dotinurad, as well as a right to receive nominal cash reimbursement payments for certain clinical and development costs incurred by Urica related to dotinurad.
●	Dotinurad was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials.
●	Dotinurad was sourced by Fortress and was in development at our Urica subsidiary until the asset was acquired by Crystalys in July 2024.

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	We are currently exploring with COH to conduct an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the first quarter of 2026.
●	MB-101 has completed the treatment phase of the Phase 1 study in patients with IL13Rα2 recurrent/refractory malignant glioma sponsored by City of Hope (ClinicalTrials.gov identifier: NCT02208362) and is currently in three ongoing clinical trials sponsored by City of Hope for glioblastoma in adults and children (ClinicalTrials.gov identifiers: NCT04003649, NCT04661384, NCT04510051)
●	MB-108 has completed a Phase 1 clinical trial in patients with recurrent GBM sponsored by the University of Alabama at Birmingham (“UAB”) (ClinicalTrials.gov identifier: NCT03657576) and UAB is planning to initiate a Phase 1b study in early 2026 for the treatment of patients with recurrent malignant glioma (ClinicalTrials.gov identifier: NCT06614855).
●	MB-101, MB-108, and MB-109 are currently in development at our partner company, Mustang.

MB-106 (CD20-targeted CAR T-cell therapy)

●	Mustang is currently assessing plans for studying autoimmune diseases with MB-106, a personalized CD20-targeted, 3rd-generation autologous CAR T-cell therapy. Planning for a proof-of concept Phase 1 investigator-sponsored clinical trial evaluating MB-106 in autoimmune diseases is underway and could potentially be initiated in the first quarter of 2026.
●	In June 2024, we announced that updated data for MB-106 showed a favorable safety and efficacy profile in patients with Waldenstrom macroglobulinemia (“WM”), a rare form of blood cancer. There was an ORR of 90% in the cohort with durable responses observed, including three complete responses (“CR”), two very good partial responses (“VGPR”), and four partial responses, and one patient remaining in complete remission at 31 months.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang.

General Corporate and Other – Public Subsidiaries

●	In March 2025, Avenue (ATXI) received a notice from The Nasdaq Stock Market LLC that Avenue’s common stock would be suspended at the open of trading on March 19, 2025. Avenue’s common stock began trading under the symbol “ATXI” on the OTC Markets system on March 19, 2025. Avenue currently plans to continue to file its required periodic reports and other filings with the SEC.
●	In February 2025, Mustang announced it had concurrently exited the lease for its manufacturing facility in Worcester, Massachusetts and sold certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million.
●	In January 2025, Mustang effected a 1-for-50 reverse stock split to achieve compliance with the minimum bid price listing requirement of the Nasdaq Capital Market.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “2024 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2024.

Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies”, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (x) the market value of our shares held by non-affiliates is less than $250 million or (y) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements in the 2024 Form 10-K, have reduced disclosure obligations regarding executive compensation and utilize certain other accommodations available to smaller reporting companies.

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

The following table summarizes the Company’s ownership of the issued and outstanding common and preferred shares in certain consolidated Fortress subsidiaries as of the date indicated:

March 31,
Partner Company/Subsidiary	2025
Avenue (OTC: ATXI)	10.3%
Cellvation	79.6%
Checkpoint (Nasdaq: CKPT)	8.3%
Cyprium	73.8%
Helocyte	83.4%
Journey (Nasdaq: DERM)	42.7%
Mustang (Nasdaq: MBIO)	7.9%
Oncogenuity	73.5%
Urica	69.6%

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$13,139	$13,030	$109	1%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	4,790	6,002	(1,212)	(20)%
Amortization of acquired intangible assets	1,065	814	251	31%
Research and development	3,938	24,839	(20,901)	(84)%
Selling, general and administrative	25,663	17,941	7,722	43%
Total operating expenses	35,456	49,596	(14,140)	(29)%
Loss from operations	(22,317)	(36,566)	14,249	(39)%

Other income (expense)
Interest income	490	833	(343)	(41)%
Interest expense and financing fee	(2,805)	(2,602)	(203)	8%
Loss on common stock warrant liabilities	(47)	(667)	620	(93)%
Other income	(12)	(21)	9	(43)%
Total other expense	(2,374)	(2,457)	83	(3)%
Net Loss	(24,691)	(39,023)	14,332	(37)%

Less: net loss attributable to non-controlling interest	14,107	23,606	(9,499)	(40)%
Net loss attributable to Fortress	$(10,584)	$(15,417)	$4,833	(31)%

Revenue

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$13,139	$13,030	$109	1%

For the three months ended March 31, 2025 we generated $13.1 million of net revenue related to the sale of Journey’s branded and generic products as compared to $13.0 million for the three months ended March 31, 2024. The first quarter of 2025 includes $2.0 million of net product revenue related to the U.S. commercial launch of Emrosi, offset by a decrease in Accutane revenue as a result of lower sales volume driven by recent market competition.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$4,790	$6,002	$(1,212)	(20)%

We incurred $4.8 million and $6.0 million of costs of goods sold in connection with the sale of Journey’s branded and generic products for the quarters ended March 31, 2025 and 2024, respectively. Cost of goods sold decreased by $1.2 million, or 20% quarter-over-quarter, related to product sales mix, driven mainly by the decrease in Accutane revenue.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.3 million, or 31%, to $1.1 million for the three-month period ended March 31, 2025, from $0.8 million for the three-month period ended March 31, 2024, driven by the addition of the Emrosi acquired intangible asset upon Journey’s payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

Research and Development Expenses

Research and development (“R&D”) costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for upfront and milestone license fees, costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, laboratory costs and other supplies.

The table below provides a summary of research and development by entity, for the periods presented:

	Three Months Ended
	March 31,		Change
($ in thousands)	2025	2024	$	%
Research & development
Fortress[1]	$664	$2,262	$(1,598)	(71)%
Avenue	411	2,392	(1,981)	(83)%
Checkpoint	3,788	8,497	(4,709)	(55)%
Journey	39	7,884	(7,845)	(100)%
Mustang	(964)	3,804	(4,768)	(125)%
Total research & development expense	$3,938	$24,839	$(20,901)	(84)%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

The decrease in R&D spending at Mustang of $4.8 million is primarily attributed to actions taken in 2024, including Mustang’s reduction in workforce, closing the MB-106 clinical trial, and the termination of their transaction with uBriGene (Boston) Biosciences, Inc.  These activities resulted in decreased expenses of $0.6 million for personnel related costs, a $1.7 million reduction in clinical trial related costs, a $1.3 million decrease in expenses related to outside services, a $0.7 million decrease in consulting expenses, and a $0.4 million gain on the termination of the lease on its manufacturing facility. Journey’s decrease of $7.8 million is primarily driven by lower Emrosi costs related to pre-approval expenses, milestones and fees. Avenue’s decrease in R&D expense of $2.0 million in the quarter ended March 31, 2025 is primarily attributable to a decrease in pre-clinical and clinical development costs for AJ201, prior to its sale to AnnJi, and a $0.1 million decrease in IV tramadol supply costs. Checkpoint’s decreased R&D expense of $4.7 million is due to decreased manufacturing-related costs for cosibelimab of $4.0 million, and a $0.7 million decrease in clinical costs for product candidates, primarily the CK-301-101 study.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - research & development
Fortress[1]	$625	$408	$217	53%
Avenue	40	45	(5)	(11)%
Checkpoint	689	490	199	41%
Journey	—	145	(145)	(100)%
Mustang	(11)	29	(40)	(139)%
Total stock-based compensation expense - research and development	$1,343	$1,117	$226	20%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Three Months Ended
	March 31,		Change
($ in thousands)	2025	2024	$	%
Selling, general & administrative
Fortress[1]	$5,022	$4,327	$695	16%
Avenue	1,494	1,316	178	14%
Checkpoint	7,361	2,451	4,910	200%
Journey	10,569	8,420	2,149	26%
Mustang	1,217	1,427	(210)	(15)%
Total selling, general & administrative expense	$25,663	$17,941	$7,722	43%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

For the three months ended March 31, 2025, the increase in selling, general and administrative expenses of $7.7 million, or 43%, is primarily attributable to an increase of $4.9 million at Checkpoint due to primarily to an increase in legal and accounting fees of $2.5 million and an increase of $1.5 million for costs related to the pending transaction with Sun Pharma, including fees to financial advisors, and an increase in stock-based compensation of $1.1 million, and to an increase of $2.1 million at Journey due to incremental operating activities related to the launch and commercialization of Emrosi.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$2,161	$2,066	$95	5%
Avenue	145	146	(1)	(1)%
Checkpoint	1,267	220	1,047	476%
Journey	1,323	1,261	62	5%
Mustang	50	47	3	6%
Total stock-based compensation expense - selling, general and administrative	$4,946	3,740	$1,206	32%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Other income (expense)

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Other income (expense)
Interest income	$490	$833	$(343)	(41)%
Interest expense and financing fee	(2,805)	(2,602)	(203)	8%
Loss on common stock warrant liabilities	(47)	(667)	620	(93)%
Other income	(12)	(21)	9	(43)%
Total other expense	$(2,374)	(2,457)	$83	(3)%

Total other income (expense) decreased $0.1 million, or 3%, from expense of $2.5 million for the quarter ended March 31, 2024 to expense of $2.4 million for the quarter ended March 31, 2025, primarily due to the decrease in the loss on common stock warrant liabilities of $0.6 million, partially offset by the decrease in interest income of $0.3 million and an increase in interest expense and financing fees of $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2025, we had an accumulated deficit of $751.5 million, primarily as a result of R&D expenses, purchases of in-process research and development and selling, general and administrative expenses.

We fund our operations through cash on hand, the sale of debt, third-party financings, and the sale of subsidiaries and partner companies. securities. At March 31, 2025, we had cash and cash equivalents of $91.3 million, of which $19.5 million relates to Fortress and private subsidiaries primarily funded by Fortress, $33.0 million relates to Checkpoint, $14.2 million relates to Mustang, $21.1 million relates to Journey, and $3.5 million relates to Avenue. Restricted cash at March 31, 2025 was $1.2 million, which relates to certain office leases held by Fortress.

We may require significant additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sale of partner companies, royalty financings, or through other sources of financing. See “Item 1A. Risk Factors—Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities.”

Stock Offerings and At-The-Market Share Issuances

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of March 31, 2025, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notices. As a result, the Company is no longer eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

Because the Company is no longer eligible to use Form S-3 due to the failure to pay dividends on the Series A Preferred Stock, on April 1, 2025 the Company filed a post-effective amendment to certain prior Form S-3 registration statements to continue the registration of:

●	the offer and sale by certain selling stockholders who were previously holders of shares of 8% Cumulative Redeemable Perpetual Class B Preferred Stock of Urica, of an aggregate of up to 1,987,250 shares of the Company’s common stock;
●	the offer and sale of up to 5,885,000 shares underlying warrants originally issued as part of units, each consisting of one share of Common Stock and one warrant, originally registered pursuant to the prospectus filed with the SEC under November 10, 2023;
●	the offer and sale of up to 3,303,305 shares underlying warrants originally issued as part of units, each consisting of one share of Common Stock and one warrant, originally registered pursuant to the prospectus filed with the SEC on December 29, 2023; and
●	the offer and sale by certain selling stockholders of up to 116,637 shares of Common Stock issuable upon the exercise of warrants, as amended, granted to Oaktree and its affiliates under the Prior Oaktree Agreement.

This post-effective amendment was declared effective by the SEC on April 2, 2025.

During the three months ended March 31, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 per share for gross proceeds of approximately $1.0 million under the Company’s at-the-market offering program.

Journey

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the three months ended March 31, 2025, Journey issued and sold approximately 0.8 million shares of common stock for gross proceeds of $4.1 million under the Journey ATM Sales Agreement. At March 31, 2025, 1.8 million shares remain available for issuance under the Journey ATM Sales Agreement.

Checkpoint

In March 2023, Checkpoint filed a registration statement on Form S-3 (File No. 333-270843), which was declared effective May 5, 2023 (the “Checkpoint 2023 S-3”). Under the Checkpoint 2023 S-3, Checkpoint may sell up to a total of $150 million of its securities. As of March 31, 2025, approximately $65.7 million of the securities remain available for sale through the Checkpoint 2023 S-3.

In January 2025, Checkpointo received approximately $2.1 million from the exercise of warrants for the issuance of 740,000 shares of common stock with an exercise price of $2.84 per share.

In March 2025, Checkpoint received approximately $36.0 million from the exercise of warrants for the issuance of 21,691,003 shares of common stock with an average exercise price of $1.66 per share.

Mustang

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of March 31, 2025, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the three months ended March 31, 2025, Mustang issued and sold approximately 54,000 shares through the Mustang ATM for net proceeds of approximately $0.6 million.

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares), (iii) Series C-1 warrants to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants to purchase up to 2,657,807 shares of common stock.  Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 warrants will expire five years from the date of stockholder approval and the Series C-2 warrants will expire twenty-four months from the date of stock holder approval. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $6.8 million. 670,000 of the 2,162,807 pre-funded warrants have since been exercised as of the date of the filing of this Form 10-Q.

Avenue

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. Avenue filed a replacement shelf registration on Form S-3 on December 4, 2024 (the "Avenue Replacement Shelf"), which has not yet become effective under the Securities Act of 1933, as amended. However, upon Avenue's formal delisting from Nasdaq, effective upon Nasdaq's filing of a Form 25 with the SEC, Avenue will be ineligible to use Form S-3 and therefore unable to use the Avenue 2021 S-3 or the Avenue Replacement Shelf.

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue may offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offers and sales of the shares are made pursuant the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the three months ended March 31, 2025, Avenue issued 0.9 million shares through the Avenue ATM for net proceeds of $2.1 million. Avenue is no longer able to utilize the Avenue ATM as a result of the suspension of its stock from trading on the Nasdaq.

Cash Flows

Components of cash flows from publicly-traded partner companies comprise:

	For the Three Months Ended March 31, 2025
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(2,470)	$(1,186)	$(11,686)	$(2,832)	$(1,389)	$(19,563)
Investing activities	—	—	—	—	1,165	1,165
Financing activities	711	2,094	38,124	3,597	7,616	52,142
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,759)	$908	$26,438	$765	$7,392	$33,744

	For the Three Months Ended March 31, 2024
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(5,453)	$(3,120)	$(6,474)	$(5,019)	$(5,321)	$(25,387)
Investing activities	—	—	—	—	—	—
Financing activities	8,855	4,531	12,787	1,637	49	27,859
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,402	$1,411	$6,313	$(3,382)	$(5,272)	$2,472

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

The following table summarizes our consolidated cash flows during the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024	Change
Total cash (used in)/provided by:
Operating activities	$(19,563)	$(25,387)	$5,824
Investing activities	1,165	—	1,165
Financing activities	52,142	27,859	24,283
Net decrease in cash and cash equivalents and restricted cash	$33,744	$2,472	$31,272

Operating Activities

Net cash used in operating activities decreased $5.8 million from the three months ended March 31, 2024, as compared to the three months ended March 31, 2025. The decrease is due to the decrease of $14.3 million in net loss offset by the $8.4 million decrease resulting from changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 increased by $1.2 million, due to Mustang’s $1.2 million proceeds from the sale of its held-for-sale assets related to the exit of its manufacturing facility.

Financing Activities

Net cash provided by financing activities was $27.9 million for the three months ended March 31, 2024, compared to $52.1 million of net cash provided by financing activities for the three months ended March 31, 2025, an increase of $24.3 million. The increase is attributable to proceeds from partner companies’ equity offerings and warrant exercises, partially offset by decreased proceeds from the issuance of common stock for equity offerings of the Company in the current period.

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

During the three months ended March 31, 2025, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2024 Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended March 31, 2025. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings and other actions not deemed material, that are expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

At March 31, 2025, the total amount of debt outstanding, net of the debt discount, was $58.3 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

We continue to generate operating losses in all periods including losses from operations of approximately $22.7 million and $36.6 million for the three months ended March 31, 2025 and 2024, respectively and $110.4 million and $142.3 million for the years ended December 31, 2025 and 2024, respectively. At March 31, 2025, we had an accumulated deficit of approximately $751.5 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. During the three months ended March 31, 2025 and 2024, we incurred R&D expenses of approximately $4.3 million and $24.8 million, respectively, and during the years ended December 31, 2025 and 2024, we incurred R&D expenses of approximately $56.6 million and $101.7 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products and any future product candidates, if approved. In addition, on May 12, 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, the Department of Health and Human Services, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future.

The implementation of any of the cost containment measures or other healthcare reforms discussed above may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. It is uncertain whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes may be. In addition, increased Congressional scrutiny of the FDA’s approval process, as well as staffing cuts effected at the FDA in early 2025, may significantly delay or prevent marketing approval, and the industry could become subject to more stringent product labeling and post-marketing testing and other requirements, any of which could have a material adverse impact on the development and commercialization of drug products.

The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Recently there have been significant changes to United States trade policies, sanctions and tariffs, including, but not limited to, trade policies and tariffs affecting products imported from outside of the U.S. that could have negative impacts on our business operations. In this respect, on February 1, 2025, the U.S. government imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and imposed substantial additional blanket tariffs on imports from China. In April 2025, the U.S. government announced additional 10% blanket tariffs on all imported goods. On April 14, 2025, the U.S. Department of Commerce Bureau of Industry and Security launched an investigation into the effects on U.S. national security as a result of imports of pharmaceuticals and pharmaceutical ingredients, and on May 5, 2025, the U.S. government announced plans to impose tariffs on pharmaceutical imports to the U.S. Historically, tariffs have led to increased trade and political tensions between the U.S. and other countries in the international community. In response to the U.S. tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Currently, we import a large portion of our finished products from countries outside of the U.S., including, most significantly, from India. These tariffs or any new or additional tariffs on goods imported to the U.S. from India, or other countries, could increase the cost of sourcing of our products and therefore reduce our margins, reduce our net sales and/or cause us to increase prices. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales, overall business and results of operations. The impact of any adopted, new or proposed tariffs, trade restrictions or domestic sourcing requirements on our business is subject to a number of factors that we cannot predict, including, but not limited to, the scope, nature, amount, effective date and duration of any such measures. Such tariffs, trade restrictions or domestic sourcing requirements, if implemented, could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of
March 31, 2025, we had an accumulated deficit of approximately $751.5 million, and as of December 31, 2024 and 2023, we had an accumulated deficit of approximately $740.9 million and $694.9 million, respectively. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

We customarily invest a significant portion of our cash in Insured Cash Sweeps (“ICS”) and/or Certificate of Deposit Account Registry Service (“CDARS”) accounts, each of which bear interest income to us that fluctuates according to adjustments in the target federal funds rate effected by the U.S. Federal Reserve’s Federal Open Market Committee (“FOMC”). The FOMC recently lowered the target federal funds rate and is anticipated by some to effect further decreases over the coming weeks and months, actions which have decreased and could further decrease, the amount of interest income that we generate on our ICS, CDARS, and other short-term cash equivalent investment securities that we may hold.

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

During the three months ended March 31, 2025, no dividends were declared by the Board of Directors.  At March 31, 2025, the Company had total undeclared dividends of approximately $6.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on March 31, 2025.

Item 4.      Mine Safety Disclosures

None.

Item 5.      Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1

Agreement and Plan of Merger, dated as of March 9, 2025, by and among Checkpoint Therapeutics, Inc., Sun Pharmaceutical Industries, Inc., and Snoopy Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on March 10, 2025).

10.2

Support Agreement, dated as of March 9, 2025, by and among Checkpoint Therapeutics, Inc., Sun Pharmaceutical Industries, Inc., and Fortress Biotech, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on March 10, 2025).

10.3

Royalty Agreement, dated as of March 9, 2025, by and among Checkpoint Therapeutics, Inc., Sun Pharmaceutical Industries, Inc., and Fortress Biotech, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on March 10, 2025).

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

May 15, 2025	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 15, 2025	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)