Form 10-Q
period 2025-06-30
Fortress Biotech, Inc.
filed 2025-08-14
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of August 11, 2025
Common Stock, $0.001 par value	29,754,753
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$74,386	$57,263
Accounts receivable, net	15,644	10,231
Inventory	12,852	14,431
Other receivables - related party	558	171
Prepaid expenses and other current assets	6,956	7,110
Assets held for sale	—	1,165
Total current assets	110,396	90,371

Property, plant and equipment, net	2,704	3,260
Operating lease right-of-use asset, net	12,817	13,861
Restricted cash	1,220	1,552
Intangible assets, net	29,734	31,863
Other assets	3,024	3,316
Total assets	$159,895	$144,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$48,576	$65,501
Income taxes payable	984	932
Common stock warrant liabilities	—	214
Operating lease liabilities, short-term	2,140	2,623
Partner company notes payable, short-term	3,750	—
Partner company installment payments - licenses, short-term	—	625
Other current liabilities	2,071	1,504
Total current liabilities	57,521	71,399

Notes payable, long-term, net	50,026	57,962
Operating lease liabilities, long-term	13,303	14,750
Other long-term liabilities	1,662	1,756
Total liabilities	122,512	145,867

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,752,795 and 27,908,839 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	30	28
Additional paid-in-capital	779,856	763,573
Accumulated deficit	(735,965)	(740,867)
Total stockholders' equity attributed to the Company	43,924	22,737

Non-controlling interests	(6,541)	(24,381)
Total stockholders' equity (deficit)	37,383	(1,644)
Total liabilities and stockholders' equity (deficit)	$159,895	$144,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product revenue, net	$15,009	$14,855	$28,148	$27,885
Revenue - related party	—	41	—	41
Other revenue	1,404	—	1,404	—
Net revenue	16,413	14,896	29,552	27,926

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	4,939	5,727	9,729	11,728
Amortization of acquired intangible assets	1,064	814	2,129	1,629
Research and development	8,126	12,671	12,060	37,495
Selling, general and administrative	38,757	20,823	64,424	38,777
Asset impairment	—	2,649	—	2,649
Total operating expenses	52,886	42,684	88,342	92,278
Loss from operations	(36,473)	(27,788)	(58,790)	(64,352)

Other income (expense)
Interest income	622	734	1,112	1,567
Interest expense and financing fee	(2,518)	(2,122)	(5,324)	(4,724)
Gain (loss) on common stock warrant liabilities	(350)	70	(397)	(597)
Gain from deconsolidation of subsidiary	27,127	—	27,127	—
Other income (expense)	(62)	282	(73)	260
Total other income (expense)	24,819	(1,036)	22,445	(3,494)
Net loss	(11,654)	(28,824)	(36,345)	(67,846)

Attributable to non-controlling interests	27,140	17,876	41,247	41,481
Net income (loss) attributable to Fortress	$15,486	$(10,948)	$4,902	$(26,365)

Net income (loss) attributable to common stockholders	$13,355	$(13,339)	$640	$(31,199)

Net income (loss) per common share attributable to common stockholders - basic	$0.50	$(0.73)	$0.02	$(1.76)
Net income (loss) per common share attributable to common stockholders - diluted	$0.45	$(0.73)	$0.02	$(1.76)

Weighted average common shares outstanding - basic	26,879,380	18,316,874	26,679,106	17,736,299
Weighted average common shares outstanding - diluted	29,824,182	18,316,874	29,182,033	17,736,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended June 30, 2025

	Series A Perpetual				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of March 31, 2025	3,427,138	$3	29,554,966	$30	$773,668	$(751,451)	$10,236	$32,486
Stock-based compensation expense	—	—	—	—	16,793	—	—	16,793
Issuance of common stock related to equity plans	—	—	75,083	—	—	—	—	—
Issuance of common stock under ESPP	—	—	35,546	—	43	—	—	43
Redemption of partner company preferred shares	—	—	—	—	(115)	—	—	(115)
Partner companies' offerings, net and warrant exercises	—	—	—	—	9,186	—	—	9,186
Partner company’s dividends declared and paid	—	—	—	—	(166)	—	—	(166)
Partner company’s exercise of options for cash	—	—	—	—	165	—	—	165
Exercise of warrants for cash	—	—	87,200	—	576	—	—	576
Deconsolidation of subsidiary non-controlling interests	—	—	—	—	—	—	(9,931)	(9,931)
Non-controlling interest in partner companies	—	—	—	—	(20,294)	—	20,294	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(27,140)	(27,140)
Net income attributable to common stockholders	—	—	—	—	—	15,486	—	15,486
Balance as of June 30, 2025	3,427,138	$3	29,752,795	$30	$779,856	$(735,965)	$(6,541)	$37,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended June 30, 2024

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of March 31, 2024	3,427,138	$3	19,375,343	$19	$733,290	$(710,287)	$(26,962)	$(3,937)
Stock-based compensation expense	—	—	—	—	4,998	—	—	4,998
Issuance of common stock related to equity plans	—	—	34,293	—	—	—	—	—
Issuance of common stock under ESPP	—	—	29,844	—	51	—	—	51
Issuance of common stock for at-the-market offering, net	—	—	1,092,283	1	1,930	—	—	1,931
Common shares issued for dividend on partner company's convertible preferred shares	—	—	26,930	—	46	—	—	46
Common shares issued for exchange of partner company's convertible preferred shares	—	—	2,028,345	3	3,406	—	—	3,409
Warrants issued in conjunction with exchange of partner company's convertible preferred shares	—	—	—	—	341	—	—	341
Preferred A dividends declared and paid	—	—	—	—	(2,008)	—	—	(2,008)
Partner companies' offerings, net	—	—	—	—	5,265	—	—	5,265
Partner company’s at-the-market offering, net	—	—	—	—	295	—	—	295
Partner company’s dividends declared and paid	—	—	—	—	(176)	—	—	(176)
Partner companies' proceeds from options and warrants, net	—	—	—	—	4,010	—	—	4,010
Non-controlling interest in partner companies	—	—	—	—	(12,363)	—	12,363	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(17,876)	(17,876)
Net loss attributable to common stockholders	—	—	—	—	—	(10,948)	—	(10,948)
Balance as of June 30, 2024	3,427,138	$3	22,587,038	$23	$739,086	$(721,235)	$(32,475)	$(14,598)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Six Months Ended June 30, 2025

	Series A						Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2024	3,427,138	$3	27,908,839	$28	$763,573	$(740,867)	$(24,381)	$(1,644)
Stock-based compensation expense	—	—	—	—	23,082	—	—	23,082
Issuance of common stock related to equity plans	—	—	1,171,647	1	(1)	—	—	—
Issuance of common stock under ESPP	—	—	35,546	—	43	—	—	43
Redemption of partner company preferred shares	—	—	—	—	(265)	—	—	(265)
Issuance of common stock for at-the-market offering, net	—	—	539,563	1	1,008	—	—	1,009
Partner companies' offerings, net and warrant exercises	—	—	—	—	54,094	—	—	54,094
Partner companies' at-the-market offering, net	—	—	—	—	6,740	—	—	6,740
Issuance of common stock under partner company’s ESPP	—	—	—	—	99	—	—	99
Partner company’s dividends declared and paid	—	—	—	—	(332)	—	—	(332)
Exercise of warrants for cash	—	—	97,200	—	593	—	—	593
Partner company’s exercise of options for cash	—	—	—	—	240	—	—	240
Deconsolidation of subsidiary non-controlling interests					—	—	(9,931)	(9,931)
Non-controlling interest in partner companies	—	—	—	—	(69,018)	—	69,018	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(41,247)	(41,247)
Net income attributable to common stockholders	—	—	—	—	—	4,902	—	4,902
Balance as of June 30, 2025	3,427,138	$3	29,752,795	$30	$779,856	$(735,965)	$(6,541)	$37,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(36,345)	$(67,846)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	218	753
Loss on disposal of property and equipment	—	29
Bad debt (recovery) expense	(246)	152
Amortization of debt discount	746	1,365
Accretion of partner company convertible preferred shares	—	(737)
Gain on termination of partner company lease	(394)	—
Amortization of acquired intangible assets	2,129	1,629
Settlement of partner company payables	(796)	(709)
Reduction in the carrying amount of operating lease right-of-use assets	971	1,893
Stock-based compensation expense	23,082	9,856
Expense (income) associated with warrant liabilities	397	445
Common shares issued for dividend on partner company's convertible preferred shares	—	114
Gain from deconsolidation of subsidiary	(27,127)	—
Asset impairment loss	—	2,649
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(5,167)	4,605
Inventory	1,579	519
Other receivables - related party	(387)	(57)
Prepaid expenses and other current assets	2,355	1,837
Other assets	292	927
Accounts payable and accrued expenses	(7,821)	(2,128)
Income taxes payable	52	(37)
Lease liabilities	(1,125)	(2,390)
Other liabilities	464	(94)
Net cash used in operating activities	(47,123)	(47,225)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,165	—
Net cash increase upon deconsolidation of subsidiary	6,086	—
Net cash provided by investing activities	7,251	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$—	$(4,016)
Proceeds from issuance of common stock for public offering, net	—	10,118
Proceeds from issuance of common stock for at-the-market offering, net	1,008	2,826
Proceeds from issuance of common stock under ESPP	43	51
Exercise of warrants for cash	593	30
Proceeds from partner companies' ESPP	99	133
Partner company’s dividends declared and paid	(332)	(352)
Partner company’s redemption of preferred shares	(265)	—
Proceeds from partner companies' equity offerings, options and warrant exercises, net	54,334	26,214
Proceeds from partner companies' at-the-market offering, net	6,740	1,779
Repayment of Oaktree Note	(4,932)	—
Repayment of partner company installment payments - licenses	(625)	—
Stock and warrants issued for exchange of partner company preferred shares	—	341
Proceeds from partner company's long-term debt, net	—	5,000
Net cash provided by financing activities	56,663	42,124
Net increase in cash and cash equivalents and restricted cash	16,791	(5,101)
Cash and cash equivalents and restricted cash at beginning of period	58,815	83,365
Cash and cash equivalents and restricted cash at end of period	$75,606	$78,264

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,928	$3,536
Cash paid for income taxes	$49	$115

Supplemental disclosure of non-cash financing and investing activities:
Exchange of partner company convertible preferred shares for common shares	$—	$3,408
Fair value of assets received by partner company in repurchase transaction	$—	$2,209
Fair value of supplies received by partner company expensed to research and development	$—	$2,509
Partner company accounts receivable write-off related to repurchase transaction	$—	$(6,967)
Partner company accounts payable write-off related to repurchase transaction	$—	$3,644
Partner company's net purchase consideration of assets recorded to accrued other	$—	$(1,395)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with its extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. The Company has executed arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Fred Hutchinson Cancer Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, Dr. Reddy’s Laboratories, Ltd., and Sun Pharmaceutical Industries Limited (“Sun Pharma”).

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help its subsidiaries and partner companies achieve their goals. Partner and subsidiary companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, three partner companies are publicly-traded, and four subsidiaries have consummated strategic partnerships with industry leaders, including AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”), Sentynl Therapeutics, Inc. (“Sentynl”), and Sun Pharma.

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTC: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic,” a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”). Checkpoint Therapeutics, Inc. (“Checkpoint”), previously a partner company, was acquired by Sun Pharma in May 2025.

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur losses from operations for the next several years as it continues to develop and commercialize its existing and new product candidates. The Company is also required to comply with the financial covenants in its loan agreements as described in Note 9. Current cash and cash equivalents as of June 30, 2025 of $38.1 million for Fortress and private subsidiaries primarily funded by Fortress (“Parent Entity”) are considered sufficient to fund the Parent Entity’s operations for at least 12 months following the date of filing of this Quarterly Report on 10-Q. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of June 30, 2025, the Company had $1.2 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases. As of December 31, 2024, the Company had $1.6 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows as of the dates presented:

	June 30,
	2025	2024
Cash and cash equivalents	$74,386	$76,201
Restricted cash	1,220	2,063
Total cash and cash equivalents and restricted cash	$75,606	$78,264

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

3. Asset Purchase and Merger Agreements

Checkpoint

On March 9, 2025, Checkpoint entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sun Pharmaceutical Industries, Inc., a Delaware corporation (“Sun Pharma” or “Parent”), and Snoopy Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provided that, on the terms and subject to the conditions set forth in the Merger Agreement, Parent, Merger Sub and Checkpoint would effect a merger of Merger Sub with and into Checkpoint (the “Merger”), with Checkpoint continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On April 23, 2025, Checkpoint filed a definitive proxy statement relating to the Merger Agreement and established May 28, 2025 as the date for a special meeting of Checkpoint stockholders to vote on the Merger. Following the approval of the Merger by requisite majorities of holders of Checkpoint shares at the special meeting, the transaction closed on May 30, 2025. As a result of the Merger, the Company deconsolidated Checkpoint as of May 2025. The Company received $25.1 million in cash proceeds from the sale in June 2025, and an additional $2.9 million in cash proceeds in July 2025 (see Note 19).  After the effect of the deconsolidation of Checkpoint’s net liabilities of $10.8 million and non-controlling interests of $9.9 million, the Company recorded a $27.1 million gain on deconsolidation of Checkpoint in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025 (see Note 16). The Company considers the sale of Checkpoint to be consistent with its ongoing strategy to opportunistically monetize investments in biopharma companies and assets, and therefore concluded that the sale did not represent a strategic shift that would be accounted for as a discontinued operation.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock and each share of Class A common stock of Checkpoint (collectively, the “Shares”) (including each unvested Checkpoint restricted share) outstanding immediately prior to the Effective Time was canceled and ceased to exist and was converted into the right to receive (i) $4.10 in cash, without interest (the “Common Cash Amount”), and (ii) one non-tradable contingent value right (a “CVR”), which represents the right to receive a contingent cash payment of up to $0.70 upon the achievement of specified milestones, subject to and in accordance with the terms and conditions set forth in a Contingent Value Rights Agreement that was entered into at the Effective Time (the “CVR Agreement”), as further described below (the foregoing clauses (i) and (ii), the “Merger Consideration”), in each case subject to applicable withholding taxes.

CVR Agreement

Pursuant to the Merger Agreement, Parent and a rights agent (the “Rights Agent”) entered into the CVR Agreement governing the terms of the CVRs issued in connection with the Merger. The Rights Agent will maintain an up-to-date register of the holders of CVRs (the “Holders”). Holders shall not be permitted to transfer the CVRs (subject to certain limited exceptions as set forth in the CVR Agreement).

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Parent (directly or through its affiliates) is obligated to use, and to obligate its licensees to use, certain specified commercially reasonable efforts to (i) file a marketing authorization application for cosibelimab with the EMA within 12 months of the Closing Date or, to the extent any feedback or communications from, or expectations or requirements of, the EMA (including additional trial requirements) make it impracticable or inadvisable to file such marketing authorization application within such time period, as promptly thereafter as practicable, and (ii) achieve the Primary Milestone (as defined in the CVR Agreement) in its then-maximum value as promptly as practicable (including timely filing any appeals and curing any deficiencies identified in a relevant marketing authorization application by the relevant regulatory authority). Parent’s obligations to use such commercially reasonable efforts terminates on the earlier of (a) the Milestone Deadline Date and (b) the achievement of the Milestone. There can be no assurance that the Milestone will be achieved on or before the Milestone Deadline Date, or that any Milestone Payments will be made. The Company is treating the CVR as variable consideration that is constrained until the achievement of the specified milestones.

Warrant Amendment

Additionally, in connection with the Checkpoint’s entry into the Merger Agreement, Checkpoint entered into a letter agreement (the “Warrant Amendment”), dated as of March 9, 2025, with Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (“Armistice”). Pursuant to the Warrant Amendment, Checkpoint and Armistice agreed (i) to, immediately prior to the Effective Time, amend all outstanding Checkpoint Warrants held by or issued to Armistice or any of its affiliates other than the Specified Warrant (the “Armistice Warrants”) to provide that each such Armistice Warrant that remains outstanding and unexercised as of the Effective Time will automatically be converted into the right to receive an amount in cash equal to the product of (a) the number of shares of Checkpoint common stock underlying such Armistice Warrant, multiplied by (b) the excess, if any, of (1) $4.10 over (2) the per share exercise price for such Armistice Warrant, less any applicable tax withholdings and (ii) one CVR in respect of each share underlying such Armistice Warrants, and (ii) that at the Effective Time, to the extent that any portion of that certain warrant to purchase 5,853,659 Shares, dated as of July 2, 2024 (the “Specified Warrant”), remains outstanding and unexercised as of the Effective Time, the Specified Warrant will be converted into the right of Armistice to receive, for each Share underlying the Specified Warrant, a cash payment equal to $3.62. The Warrant Amendment also provides that Armistice will not be entitled to transfer the Armistice Warrants prior to the Effective Time unless the Merger Agreement is validly terminated in accordance with its terms prior to the Effective Time.

Royalty Agreement

Concurrently with the execution of the Merger Agreement, Checkpoint entered into a Royalty Agreement (the “Royalty Agreement”) with Parent and Fortress pursuant to which Fortress will receive a royalty interest right based on worldwide net sales of certain products of Checkpoint and Parent. The royalty interest right represents the right to receive quarterly cash payments of 2.5% of net sales of such products during the royalty period set forth in the Royalty Agreement.

Transition Services Agreement

Pursuant to the Merger Agreement, as of the Effective Time, Checkpoint and Fortress entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, from and after the Effective Time, Fortress will provide Checkpoint with certain transition services as set forth in the Transition Services Agreement, for the period of time and in exchange for the compensation set forth therein.

Urica

On July 15, 2024, Urica entered into an asset purchase agreement (the “APA”), royalty agreement (the “Royalty Agreement”), and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation incorporated in 2022 and seeded by life sciences institutional investors. Under the Transaction Documents, Urica sold the rights to its URAT1 inhibitor product candidate, dotinurad, which is in development for the treatment of gout, together with related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity. Urica’s equity position cannot be reduced below 15% of Crystalys’ fully-diluted equity capitalization until Crystalys raises $150 million from the sale of equity securities.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Transaction Documents also granted Urica a secured three percent (3%) royalty on future net sales of dotinurad to be paid by Crystalys. Urica has the right to appoint one director to the board of directors of Crystalys. Crystalys is obliged to use commercially reasonable efforts to develop and commercialize dotinurad.

The APA also gives Urica the right, but not the obligation, to repurchase the sold assets for a repurchase price not to exceed $6.4 million plus accrued interest; the repurchase option expires upon the consummation by Crystalys of a qualified financing of at least $120 million by July 15, 2026. Urica has recorded a liability for the $0.6 million received as reimbursement for clinical and development expenses, which is being accreted up to the repurchase price over the term of the repurchase option, and is not recognizing an asset for its ownership interest received in Crystalys until the expiration of the repurchase option. Accordingly, at June 30, 2025, for the three months and six months ended June 30, 2025, Urica recorded accretion of $(0.1) million and $0.6 million, respectively, of the repurchase option price, which is booked to interest expense and financing fee in the condensed consolidated statement of operations. There was no accretion booked in comparable periods in 2024.

In June 2025, Crystalys received capital and capital commitments from a syndicate of investors in a Series A financing to advance the development of dotinurad.

Avenue

Under a share repurchase agreement between Avenue and InvaGen Pharmaceuticals, Inc. (“InvaGen”) under which Avenue repurchased all of InvaGen’s shares in Avenue, Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the net proceeds of future financings, until $4.0 million in the aggregate is paid to InvaGen. In connection with equity financings in the three months ended June 30, 2025 and 2024, Avenue made payments totaling nil and $0.3  million, respectively, to InvaGen. In the six months ended June 30, 2025 and 2024, Avenue made payments totaling $0.2 million and $0.6 million, respectively, to InvaGen. Approximately $1.4 million in aggregate has been paid to InvaGen under the share repurchase agreement through the six months ended June 30, 2025.

4. Inventory

	June 30,	December 31,
($ in thousands)	2025	2024
Finished goods	$9,526	$11,381
Work-in-process	369	367
Raw materials	3,669	3,196
Inventory at cost	13,564	14,944
Inventory reserve	(712)	(513)
Total inventories	$12,852	$14,431

5. Property and Equipment

	Useful Life	June 30,	December 31,
($ in thousands)	(Years)	2025	2024
Computer equipment	3	$595	$595
Furniture and fixtures	5	1,017	1,017
Leasehold improvements	15	5,470	13,175
Buildings	40	581	581
Total property and equipment		7,663	15,368
Impairment - Leasehold Improvements		(2,176)	(2,176)
Less: Accumulated depreciation		(2,783)	(9,932)
Property and equipment, net		$2,704	$3,260

Fortress' depreciation expense for the three months ended June 30, 2025 and 2024 was approximately $0.1 million and $0.4 million, respectively, and was approximately $0.2 million and $0.8 million, respectively, for the six months ended June 30, 2025. Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Asset Impairment - Mustang

During the three months ended June 30, 2024, Mustang concluded it had a triggering event requiring assessment of impairment for certain leasehold improvements and the related right-of-use asset. Mustang assessed the carrying value of the asset group consisting of the leasehold improvements and right-of-use asset in accordance with ASC 360, given the significant changes to Mustang’s operations, operating cash and the repurchase of equipment. The assessment of the recoverability of the asset group concluded that there was impairment on the carrying value of the asset group of approximately $2.6 million, which was allocated on a pro rata basis using the relative carrying amounts of the assets. Approximately $2.2 million of the impairment loss was allocated to the leasehold improvements, with the remaining $0.4 million allocated to the right-of-use asset.

In February 2025, Mustang terminated the lease of its manufacturing facility. The remaining lease liability of approximately $0.8 million was reversed, and the remaining leasehold improvements of approximately $0.3 million and right of use assets of approximately $0.1 million were written off, resulting in a net gain of $0.4 million recorded in research and development expense in the unaudited condensed consolidated statement of operations.

6. Fair Value Measurements

Common Stock Warrant Liabilities

Warrants
($ in thousands)	liabilities
Balance at December 31, 2024	$214
Change in fair value of common stock warrants - Avenue	(16)
Change in fair value of common stock warrants - Checkpoint	108
Deconsolidation of Checkpoint	(306)
Balance at June 30, 2025	$—

Checkpoint

Checkpoint deemed the placement agent warrants it issued in connection with a registered direct offering (the “December 2022 Placement Agent Warrants”) to be classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside its control. The December 2022 Placement Agent Warrants were recorded at the time of closing at a fair value determined by using the Black-Scholes model. Checkpoint revalued the December 2022 Placement Agent Warrants at each reporting period thereafter until the closing date of the transaction with Sun Pharma, May 2025 (see Note 3). At December 31, 2024, the liability associated with the December 2022 Placement Agent Warrants was $0.2 million. At June 30, 2025 the liability associated with the December 2022 Placement Agent Warrants was nil due to the deconsolidation of Checkpoint (see Note 3).

	May 31,	December 31,
Checkpoint Warrants	2025	2024
Exercise price	$4.10	$5.41
Volatility	131.9%	111.1%
Expected life in years	2.5	3.0
Risk-free rate	3.9%	4.3%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

Avenue has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. Avenue’s outstanding warrants to purchase common stock were originally issued in October 2022 (the “October 2022 Warrants”). The October 2022 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. In connection with the Avenue January 2023 registered direct offering in January 2023, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $116.25, which was the offering price for the Avenue registered direct offering in January 2023. The Black-Scholes model was used to value the October 2022 Warrants as of June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, the liability associated with the October 2022 Warrants was de minimis and approximately $16,000, respectively.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Avenue warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	June 30,	December 31
	2025	2024
Stock price	$ 0.20	$ 2.00
Risk-free interest rate	3.72%	4.27%
Expected dividend yield	—	—
Expected term in years	2.3	2.8
Expected volatility	132%	155%

7. Intangible Assets, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of the Journey intangible assets for the periods presented:

	Estimated Useful	June 30,	December 31,
($ in thousands)	Lives (Years)	2025	2024
Intangible assets – product licenses	3 to 15	$52,925	$52,925
Accumulated amortization		(20,048)	(17,919)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$29,734	$31,863

For the three months ended June 30, 2025 and 2024, Journey’s amortization expense related to its product licenses was $1.1 million and $0.8 million, respectively. For the six months ended June 30, 2025 and 2024, Journey’s amortization expense related to its product licenses was $2.1 million and $1.6 million, respectively.

The future amortization of these intangible assets is as follows:

Total
For the years ended: ($ in thousands)	Amortization
Remainder of 2025	$2,128
2026	3,471
2027	2,775
2028	2,595
2029	2,595
Thereafter	12,228
Sub-total	$25,792
Asset not yet placed in service	3,942
Total	$29,734

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8. License Agreements

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility and have no alternate use. The purchase price of the licenses acquired is classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2025 and 2024, there was no expense recognized for license acquisitions.

Journey

In June 2021, Journey entered a license, collaboration, and assignment agreement (the “Emrosi Agreement”) to obtain global rights for the development and commercialization of EmrosiTM (Minocycline Hydrochloride Extended-Release Capsules, 40mg), also known as DFD-29, for the treatment of rosacea with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets, namely in Armenia, Azerbaijan, Belarus, Brazil, Georgia, India Kazakhstan, Kyrgyzstan, Moldova, the People’s Republic of China, Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the terms and conditions of the Emrosi Agreement, Journey paid $10.0 million. In April 2024, Journey made a $3.0 million milestone payment to DRL, based on FDA acceptance of the NDA application for Emrosi, and in December of 2024 Journey made a $15.0 million milestone payment to DRL, which was triggered by the FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, the assets that had been the subject of the exclusive license related to Emrosi, including the NDA itself, the patents and other intellectual property, were assigned to Journey. Pursuant to the Emrosi Agreement, Journey may be required to make additional contingent regulatory and commercial milestone payments to DRL, totaling up to $150.0 million. Journey is required to pay royalties ranging from approximately ten percent to fourteen percent on net sales of Emrosi, subject to certain possible reductions. Journey launched Emrosi in March 2025.

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

On April 24, 2025 (the “Termination Effective Date”), Avenue and AnnJi entered into a License Termination and Program Transfer Agreement (the “Termination and Transfer Agreement”), pursuant to which: (i) the AnnJi License Agreement and related agreements were terminated with immediate effect; (ii) the parties dismissed all pending dispute resolution proceedings between them and provided mutual releases of claims; (iii) Avenue transferred to AnnJi all of its rights, title and interest to and under the assets arising under the AnnJi License Agreement and otherwise related to AJ201 and (iv) Avenue agreed not to, for 48 months following the date of the Termination and Transfer Agreement, develop, commercialize, manufacture or sell any product competing with AJ201 in the US, Canada, the European Union, Great Britain or Israel. Under the Termination and Transfer Agreement, Avenue repurchased all shares of common stock held by AnnJi for an aggregate payment of $1.00, and Avenue also made a payment of $0.2 million to AnnJi for legal expense reimbursement, which was accounted for as consideration payable to a customer and reduced the amount of revenue recognized by Avenue under the agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

AnnJi agreed to make payments to Avenue of $1.6 million net of 20% tax withholding, with $0.8 million collected by Avenue in May 2025 and $0.8 million collected by Avenue in July 2025. The $1.6 million, less the $0.2 million as consideration for legal expenses, was recognized as other revenue as the performance obligations related to rights transferred to AnnJi were satisfied during the quarter ended June 30, 2025. Additionally, Avenue will be eligible to receive from AnnJi:

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

9. Debt and Interest

Debt

Total debt consists of the following:

	June 30,	December 31,	Interest rate at
($ in thousands)	2025	2024	June 30, 2025	Maturity
2024 Oaktree Note	$30,369	$35,350	11.92%	July 2027
SWK Term Loan	25,000	25,000	14.60%	December 2027
Less: Discount on notes payable	(1,593)	(2,388)
Current portion of SWK Term Loan	(3,750)	—
Total notes payable, long term, net	$50,026	$57,962

As of June 30, 2025, the carrying value of the notes payable approximates their fair value as the interest rate is variable and approximates the market rate for loans with similar terms and risk characteristics.

2024 Oaktree Note

On July 25, 2024, Fortress entered into the $50.0 million senior secured credit agreement (the “New Oaktree Agreement”) with a maturity date of July 25, 2027 with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). The Company borrowed $35.0 million under the New Oaktree Agreement on the Closing Date (the “2024 Oaktree Note”) and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. The 2024 Oaktree Note replaced the 2020 Oaktree Note (as defined below), with respect to which the remaining $50.0 million balance was repaid in full.

Under the terms of the New Oaktree Agreement, the loans have a 30-month interest-only period with a maturity date of July 25, 2027, and bear interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 7.625% (subject to a 2.50% SOFR floor and a 5.75% SOFR cap). For the quarter ended June 30, 2025, the interest rate applicable to the 2024 Oaktree Note was 11.92%. The Company is required to make quarterly interest-only payments until the maturity date, except fifty percent of the then-outstanding principal balance of the loans is due on March 31, 2027, with the remaining principal amount due on the maturity date.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company may voluntarily prepay, in whole or in part, the amounts due under the New Oaktree Agreement at any time subject to a prepayment fee. Subject to prior written notice by the Company, to repay any amounts due prior to the maturity date, the Company must pay the sum of (A) the aggregate principal amount of the Loans being prepaid, (B) any accrued but unpaid interest on the principal amount of the Loans being prepaid, (C) any applicable Yield Protection Premium (as defined in the New Oaktree Agreement) and (D) if applicable, other unpaid amounts then due and owing pursuant to the New Oaktree Agreement and the other loan documents (such aggregate amount, the “Prepayment Price”); provided that each partial prepayment of the principal amount of the Loans shall be in an aggregate amount of at least $5.0 million and integral multiples of $1.0 million in excess thereof. The Company is required to make mandatory prepayments of the Loans with net cash proceeds from (i) certain casualty events, (ii) certain monetization events, including, among other things, certain asset sales and the sale(s) of priority review vouchers by certain subsidiaries of the Company, and the receipt by the Company of any dividend or other distributions in cash from any of its subsidiaries in excess of $5.0 million other than in connection with certain monetization events, (iii) debt issuances that are not permitted, and (iv) failure to comply with certain covenants. The lenders may elect to receive warrants to purchase common stock of the Company as an alternative to cash prepayments in some situations where a mandatory prepayment would otherwise be required. In the quarter ended June 30, 2025, due to the receipt of proceeds from the sale of Checkpoint (see Note 3), the Company made a payment to Oaktree comprised of: $4.9 million in principal, $0.1 million in interest, and $0.3 million in Yield Protection Premium. In July 2025, also related to receipt of funds from the sale of Checkpoint, the Company made a payment to Oaktree comprised of: $0.6 million in principal, a nominal interest amount, and approximately $32,000 in Yield Protection Premium (see Note 19).

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the New Oaktree Agreement, the Company granted a security interest in favor of Oaktree, for the benefit of the lenders, in substantially all of the Company’s assets, subject to customary exceptions, as collateral securing the Company’s obligations under the New Oaktree Agreement. Also in connection with the New Oaktree Agreement, the Company granted warrants to the lenders to purchase up to 506,390 shares of the Company’s common stock at a purchase price of $2.0735 per share (the “Warrants”), later reduced to $1.65 per share. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The exercise price of the Warrants will also be adjusted if, while the Warrants are outstanding, the Company engages in any transaction involving the issuance or sale of shares of Common Stock or equivalent securities at an effective price per share less than the exercise price of the Warrant then in effect (such lower price, the “Base Share Price”). In such case, the exercise price of the Warrants will be reduced to equal the Base Share Price. In connection with the financing consummated by the Company in September 2024, the Warrants had their exercise price reduced to $1.65 per share. The Warrants are exercisable from July 25, 2024, will expire on July 25, 2031 and may be net exercised for no cash payment at the holder’s election. The Company filed a registration statement to register the resale of the shares of Company common stock issuable upon exercise of the Warrants (see Note 13).

The Company was in compliance with all applicable financial covenants under the New Oaktree Agreement as of June 30, 2025.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Upon repayment in full of the Term Loans, Journey will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, Journey paid an origination fee of $0.2 million on the SWK Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. Journey is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense in the Consolidated Statement of Operations. The effective interest rate on the SWK Term Loan as of June 30, 2025 was 14.6%.

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of June 30, 2025, Journey was in compliance with the financial covenants under the SWK Credit Facility.

Interest Expense

Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan. The following table shows the components of interest expense for all debt arrangements during the periods presented:

	Three Months Ended June 30,
	2025			2024
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	1,330	320	1,650	—	—	—
2020 Oaktree Note	—	—	—	1,390	522	1,912
Partner company convertible preferred shares	—	—	—	(403)	45	(358)
Partner company notes payable	813	124	937	499	64	563
Partner company contingent call option accretion	(71)	—	(71)	—	—	—
Other	2	—	2	5	—	5
Total Interest Expense and Financing Fee	$2,074	$444	$2,518	$1,491	$631	$2,122

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2025			2024
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	$2,376	$513	$2,889	$—	$—	$—
2020 Oaktree Note	—	—	—	2,781	1,024	3,805
Partner company convertible preferred shares	—	—	—	(290)	90	(200)
Partner company notes payable	1,603	225	1,828	985	126	1,111
Partner company contingent call option accretion[1]	606	—	606	—	—	—
Other	1	—	1	8	—	8
Total Interest Expense and Financing Fee	$4,586	$738	$5,324	$3,484	$1,240	$4,724

Note 1: Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3).

10. Accounts Payable and Accrued Expenses and Partner Company Installment Payments

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2025	2024
Accounts payable	$20,190	$31,636
Accrued expenses:
Professional fees	1,706	3,147
Salaries, bonus and related benefits	4,687	6,596
Research and development	398	8,509
Accrued royalties payable	1,773	1,374
Accrued coupon and rebates	11,394	6,200
Return reserve	2,499	3,124
Accrued inventory	2,507	1,303
Other	3,422	3,612
Total accounts payable and accrued expenses	$48,576	$65,501

11. Non-Controlling Interests

The Company’s ownership interests in its consolidated subsidiaries at June 30, 2025 was similar to December 31, 2024, with the exception of Checkpoint, which was deconsolidated due to the sale to Sun Pharma in May 2025 (see Note 3).

12. Net Income (Loss) per Common Share

Basic net income or loss per share attributed to common stockholders is calculated by dividing the net income or loss attributed to Fortress, including the Series A Preferred dividends and subsidiary deemed dividends, by the weighted-average number of shares of Common Stock outstanding during the period, not including unvested restricted stock and other potentially dilutive securities. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, restricted stock units, and restricted stock using the treasury stock method, if dilutive. The impact of these items is anti-dilutive during periods of net loss.

For the three months ended June 30, 2025 and 2024, the effect on the net income (loss) per share calculation from Series A Preferred dividends (paid and cumulated but undeclared) (see Note 13) was $2.0 million and $2.0 million, respectively, and partner company preferred and deemed dividends were $0.1 million and $0.4 million, respectively. For the six months ended June 30, 2025 and 2024, the effect on the net income (loss) per share calculation from Series A Preferred dividends (paid and cumulated but undeclared) (see Note 13) was $4.0 million and $4.0 million, respectively, and partner company preferred and deemed dividends were $0.2 million and $0.8 million, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following potentially dilutive securities would be excluded from the computation of net loss per common share as of the dates presented if the Company was in a net loss position:

	June 30,
	2025	2024
Warrants to purchase Common Stock	14,309,001	5,769,787
Options to purchase Common Stock	18,896	18,896
Unvested Restricted Stock and deferred Restricted Stock	3,094,187	1,870,344
Unvested Restricted Stock units and deferred Restricted Stock units	2,655,703	372,939
Total	20,077,787	8,031,966

The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$13,355	$(13,339)	$640	$(31,199)
Weighted average common shares outstanding - basic	26,879,380	18,316,874	26,679,106	17,736,299
Dilutive effect of potential common shares	2,944,802	—	2,502,927	—
Weighted average common shares outstanding - diluted	29,824,182	18,316,874	29,182,033	17,736,299

Net income (loss) per common share attributable to common stockholders - basic	$0.50	$(0.73)	$0.02	$(1.76)
Net income (loss) per common share attributable to common stockholders - diluted	$0.45	$(0.73)	$0.02	$(1.76)

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

During the six months ended June 30, 2025, no dividends were declared by the Board of Directors. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets but are reflected in the net loss attributable to common shareholders (see Note 12). As of June 30, 2025, the Company had total undeclared dividends of approximately $8.0 million, which comprises the cumulated (but undeclared) dividends due to Series A Preferred shareholders for the six months ended June 30, 2025 of $4.0 million and for the year ended December 31, 2024 of $4.0 million.

Stock-based Compensation

As of June 30, 2025, the Company had the following equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). As of June 30, 2025, approximately 8.0 million shares are available for issuance under the 2013 Plan, and approximately 1.0 million shares are available for issuance under the ESPP.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Fortress:
Employee and non-employee awards	$2,916	$2,308	$5,523	$4,558
Executive awards	180	273	360	497

Partner Companies:
Avenue	175	192	360	383
Checkpoint	12,141	1,170	14,097	1,880
Mustang	45	(619)	83	(542)
Journey	1,336	1,674	2,659	3,080
Total stock-based compensation expense	$16,793	$4,998	$23,082	$9,856

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$4,751	$608	$6,093	$1,727
Selling, general and administrative	12,042	4,390	16,989	8,129
Total stock-based compensation expense	$16,793	$4,998	$23,082	$9,856

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress subsidiaries and partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2024	558,896	$2.32	$186,300	6.02
Forfeited	(540,000)	—	—	—
Options vested and expected to vest at June 30, 2025	18,896	$20.55	$—	0.27
Options vested and exercisable at June 30, 2025	18,896	$20.55	$—	0.27

As of June 30, 2025, Fortress had no unrecognized stock-based compensation expense related to options. As of June 30, 2024, Fortress had $0.6 million in unrecognized stock-based compensation expense related to options.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries and partner companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2024	4,414,724	$12.87
Restricted stock granted	1,204,624	2.03
Restricted stock vested	(11,331)	34.12
Restricted stock units granted	300,000	1.85
Restricted stock units forfeited	(5,542)	—
Restricted stock units vested	(152,585)	29.17
Unvested balance at June 30, 2025	5,749,890	$9.54

As of June 30, 2025 and 2024, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $6.3 million and $11.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years and 1.3 years, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress subsidiaries and partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2024	14,406,201	$2.15	$2,933,774	4.46
Exercised	(97,200)	1.67	—	—
Outstanding as of June 30, 2025	14,309,001	$2.16	$—	3.97
Exercisable as of June 30, 2025	14,309,001	$2.16	$—	3.97

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

On January 1, 2025 and 2024, the Compensation Committee granted 454,163 shares and 216,465 shares each to Dr. Rosenwald and Mr. Weiss, respectively. Each of these four equity grants, made in accordance with the LTIP, represented 1% of total outstanding shares of the Company as of the dates of such grants. Restricted shares granted under the LTIP vest upon (i)(A) the Company achieving a specified increase in market capitalization since the grant date and (B) the participant remaining in service with the Company until (or being involuntarily terminated prior to) July 16, 2025, or (ii) a change in control of the Company, provided the eligible participant remains in service with the Company until the date of such transaction. If the restricted shares have not vested in accordance with the preceding sentence, they will be subject to a repurchase option by the Company at a nominal price for 90 days following the earlier of July 16, 2025 or the participant’s voluntary separation from service with the Company. The fair value of each grant on the grant date was approximately $0.9 million for the 2025 grant and $0.7 million for the 2024 grant. For the three months ended June 30, 2025 and 2024, the Company recorded stock compensation expense related to LTIP grants of approximately $2.5 million and $1.7 million, respectively, and for the six months ended June 30, 2025 and 2024, the Company recorded stock compensation expense related to LTIP grants of approximately $5.0 million and $3.3 million, respectively, on the unaudited condensed consolidated statement of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Capital Raises

2024 Shelf

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of June 30, 2025, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

Because the Company is not currently eligible to use Form S-3 due to the failure to pay dividends on the Series A Preferred Stock, on April 1, 2025 the Company filed a post-effective amendment to certain prior Form S-3 registration statements to continue the registration of:

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

At the Market Offering

During the six months ended June 30, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 per share for gross proceeds of $1.0 million under the Company’s at-the-market offering program. During the six months ended June 30, 2024, the Company issued and sold approximately 0.5 million shares at an average price of $1.99 for gross proceeds of $0.9 million under the Company’s at-the-market offering program. The at-the-market offering program is currently suspended as a result of the Company’s current ineligibility to use Form S-3 registration statements.

Checkpoint 2025 Warrant Exercises

In January 2025, Checkpoint received approximately $2.1 million from the exercise of warrants for the issuance of 740,000 shares of common stock with an exercise price of $2.84 per share.

In March 2025, Checkpoint received approximately $36.0 million from the exercise of warrants for the issuance of 21,691,003 shares of common stock with an average exercise price of $1.66 per share.

In April 2025, Checkpoint received approximately $9.2 million from the exercise of warrants for the issuance of 3,256,269 shares of common stock with an average exercise price of $2.82 per share.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2025 warrant exercises noted above. Accordingly, Checkpoint issued 18,500 shares of common stock to Fortress in the five months ended May 30, 2025. Pursuant to the Support Agreement between Fortress, Checkpoint and Sun Pharma, Fortress waived its right to receive any equity fee with respect to any equity issuances by Checkpoint (including those resulting from warrant exercise) that are effected subsequent to May 30, 2025, the date on which the Merger Agreement was executed.

Avenue 2021 Shelf Registration Statement

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. Avenue filed a replacement shelf registration on Form S-3 on December 4, 2024 (the "Avenue Replacement Shelf"), which has not yet become effective under the Securities Act of 1933, as amended. However, effective as of July 18, 2025, Avenue was formally delisted from Nasdaq with Nasdaq's filing on that date of a Form 25 with the SEC; Avenue is therefore ineligible to use Form S-3 and unable to use the Avenue 2021 S-3 or the Avenue Replacement Shelf.

Avenue At the Market Offering

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue was able to offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offers and sales of the shares were made pursuant the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the six months ended June 30, 2025, Avenue issued 0.9 million shares through the Avenue ATM for net proceeds of $2.1 million. Avenue is no longer able to utilize the Avenue ATM as a result of the delisting of its stock from trading on the Nasdaq.

Pursuant to the Company’s Founders Agreement with Avenue, Avenue issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, Avenue issued 23,474 shares of common stock to Fortress for the six-month period ended June 30, 2025.

Mustang 2021 Shelf Registration Statement and At-the-Market Offering (the “Mustang ATM”)

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of June 30, 2025, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the six months ended June 30, 2025, Mustang issued approximately 54,000 shares through the Mustang ATM for net proceeds of approximately $0.6 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Mustang February 2025 Equity Offering

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares), (iii) Series C-1 warrants to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants to purchase up to 2,657,807 shares of common stock. Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 warrants will expire five years from the date of stockholder approval and the Series C-2 warrants will expire twenty-four months from the date of stock holder approval. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $6.8 million. All of the 2,162,807 pre-funded warrants and 2,373,355 of the 2,657,807 Series C-2 warrants have since been exercised as of the date of the filing of this Form 10-Q (see Note 19).

Pursuant to the Company’s Founders Agreement with Mustang, Mustang issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the equity offering and ATM sales noted above. Accordingly, Mustang issued 67,806 shares of common stock to Fortress for the six-month period ended June 30, 2025.

Journey 2022 Shelf Registration Statement and At-the-Market Offering

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the six months ended June 30, 2025, Journey issued and sold approximately 0.8 million shares of common stock for gross proceeds of $4.1 million under the Journey ATM Sales Agreement. At June 30, 2025, 1.8 million shares remain available for issuance under the Journey ATM Sales Agreement.

14. Commitments and Contingencies

Leases

Lease Amendment – Mustang

In February 2025, Mustang concurrently exited the lease of its manufacturing facility in Worcester, Massachusetts, relocating its corporate headquarters to 95 Sawyer Road, Waltham, Massachusetts, and divested certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million. In connection with the lease termination, Mustang recorded a net gain on lease termination of $0.4 million recorded in research and development expenses on the unaudited condensed consolidated statement of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

During three and six months ended June 30, 2025 and 2024, the Company recorded the following as lease costs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Operating lease cost	$728	$595	$1,476	$1,235
Shared lease costs	(525)	(519)	(1,059)	(1,042)
Variable lease cost	76	174	265	390
Total lease expense	$279	$250	$682	$583

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Operating cash flows from operating leases	$(1,629)	$(1,850)
Weighted-average remaining lease term – operating leases (years)	3.6	4.0
Weighted-average discount rate – operating leases	6.1%	6.0%

Future Lease
($ in thousands)	Liability
Six months ended December 31, 2025	$1,684
Year ended December 31, 2026	2,937
Year ended December 31, 2027	2,940
Year ended December 31, 2028	2,967
Year ended December 31, 2029	3,011
Other	5,114
Total operating lease liabilities	18,653
Less: present value discount	(3,210)
Net operating lease liabilities, short-term and long-term	$15,443

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

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Partner Company/Subsidiary	Effective Date [1]	capitalization	Issued
Avenue	February 17, 2015	2.5%	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Checkpoint	March 17, 2015	—%[2]	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Helocyte	March 20, 2015	2.5%	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Oncogenuity	April 22, 2020 [3]	2.5%	Common Stock
Urica	November 7, 2017 [3]	2.5%	Common Stock

Note 1:

Represents the effective date of the Founders Agreement of each subsidiary/partner company. Each PIK dividend and equity fee is payable on the annual anniversary of the effective date of the original Founders Agreement or has since been amended to January 1 of each calendar year.

Note 2:

Instead of a PIK dividend, Checkpoint paid the Company an annual equity fee in shares of Checkpoint’s common stock equal to 2.5% of Checkpoint’s fully diluted outstanding capitalization. Due to the deconsolidation of Checkpoint in May 2025 related to the Sun Pharma transaction (see Note 3), Checkpoint no longer has this obligation to the Company.

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

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies/subsidiaries as described in the 2024 Form 10 K. The following table summarizes the effective date of each MSA and the annual consulting fee payable by the partner company/subsidiary to the Company in quarterly installments:

		Annual MSA Fee
Partner Company/Subsidiary	Effective Date	(Income)/Expense
Avenue	February 17, 2015	$500
Cellvation	October 31, 2016	500
Checkpoint[1]	March 17, 2015	—
Cyprium	March 13, 2017	500
Helocyte	March 20, 2015	500
Mustang	March 13, 2015	500
Oncogenuity	February 10, 2017	500
Urica	November 7, 2017	500
Fortress		(3,500)
Consolidated (Income)/Expense		$—

Note 1:Checkpoint was acquired by Sun Pharma in May 2025 (see Note 3).

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

Shared Services Agreement with TG Therapeutics, Inc. (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also Executive Chairman and Interim Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX-related projects. In connection with the shared services agreement, for the three months ended June 30, 2025 and 2024 the Company invoiced TGTX $0.4 million and $0.1 million, respectively; and for the six months ended June 30, 2025 and 2024 the Company invoiced TGTX $0.5 million and $0.7 million, respectively. At June 30, 2025, approximately $0.4 million was due from TGTX related to this arrangement.

Desk Share Agreement with TGTX

The Desk Share Agreement between the Company and TGTX, as amended, requires TGTX to pay 65% of the average annual rent for the Company’s New York, NY office space. Additionally, the Company has reserved the right to execute desk share agreements with other third parties and those arrangements will affect the cost of the lease actually borne by the Company. Each initial desk share agreement has a term of five years. In connection with the Company’s Desk Share Agreement with TGTX for the New York, NY office space, for the three months ended June 30, 2025 and 2024, the Company had paid $0.7 million and $0.7 million in rent, respectively, and invoiced TGTX approximately $0.5 million and $0.5 million, respectively, for their prorated share of the rent base. For the six months ended June 30, 2025 and 2024, the Company had paid $1.4 million and $1.4 million in rent, respectively, and invoiced TGTX approximately $0.9 million and $1.0 million, respectively, for their prorated share of the rent base. At June 30, 2025, approximately $0.2 million was due from TGTX related to this arrangement.

Additionally, Fortress allocates a small portion of its rent and office related costs to Mustang on a monthly basis.

Board Services Agreement

In December 2016, Checkpoint entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement with Checkpoint to Hawkins BioVentures, LLC, also owned by Michael Weiss. For the five months ended May 31, 2025 and six months ended June 30, 2024, Checkpoint recognized $216,000 and $59,000 in expenses, respectively, related to the advisory agreement, including $186,000 and $29,000, respectively, in expenses related to annual equity incentive grants. As of May 31, 2025, Checkpoint was deconsolidated due to the sale to Sun Pharma (see Note 3).

In January 2017, Mustang entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC, owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended June 30, 2025 and 2024, Mustang recognized approximately $15,000 and $15,000 in expenses related to the advisory agreement, respectively. For the six months ended June 30, 2025 and 2024, Mustang recognized approximately $30,000 and $30,000 in expenses related to the advisory agreement, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is also the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey-related projects following the completion of its initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the three months ended June 30, 2025 and 2024, the Company’s employees have provided services to Journey totaling approximately $10,000 and $8,000, respectively. For the six months ended June 30, 2025 and 2024, the Company’s employees have provided services to Journey totaling approximately $22,000 and $18,000, respectively. At June 30, 2025, the total related party receivable was $0.8 million, and primarily relates to reimbursable expenses incurred by Fortress on behalf of Journey.

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold 320,000 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of June 30, 2025, there remain 320,000 shares of Cyprium PPS outstanding. The Cyprium PPS is fully and unconditionally guaranteed by Fortress.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

16. Segment Information

The Company’s reportable segments for operating income (loss) for the three and six months ended June 30, 2025 and 2024 consist of the following ($ in thousands):

Three Months Ended June 30, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Product revenue, net	$15,009	$—	$—	$—	$—	$15,009
Other revenue	—	1,404	—	—	—	1,404
Net revenue	15,009	1,404	—	—	—	16,413

Cost of goods	4,939	—	—	—	—	4,939
Intangible assets amortization	1,064	—	—	—	—	1,064
Research and development	—	192	6,986	98	850	8,126
Selling, general and administrative	11,942	915	19,902	787	5,211	38,757
Total operating expenses	17,945	1,107	26,888	885	6,061	52,886
Loss from operations	(2,936)	297	(26,888)	(885)	(6,061)	(36,473)

Interest income	138	31	89	123	241	622
Interest expense and financing fee	(937)	—	—	—	(1,581)	(2,518)
Gain (loss) on common stock warrant liabilities	—	1	(46)	—	(305)	(350)
Gain from deconsolidation of subsidiary	—	—	—	—	27,127	27,127
Other income (expense)	(61)	—	(1)	—	—	(62)
Total other income (expense)	(860)	32	42	123	25,482	24,819
Segment net income (loss)	$(3,796)	$329	$(26,846)	$(762)	$19,421	$(11,654)

Net loss attributable to NCI						27,140

Net income attributable to Fortress						$15,486

Intersegment activity[3]:
Research and development	$—	$63	$—	$63	$(125)	$—
Selling, general and administrative	$—	$63	$83	$63	$(573)	$—

Other Significant Items:
Segment assets	$81,158	$4,161	$—	$13,046	$61,529	$159,895
Stock-based compensation - Research & development	$—	$31	$4,093	$—	$627	$4,751
Stock-based compensation - Selling, general and administrative	$1,336	$144	$8,048	$45	$2,469	$12,042

Note 1:Checkpoint results for two months ended May 31, 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).

Note 2: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 3:	Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended June 30, 2024	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$14,855	$—	$—	$—	$—	$14,855
Revenue - related party	—	—	41	—	—	41
Net revenue	14,855	—	41	—	—	14,896

Cost of goods	5,727	—	—	—	—	5,727
Intangible assets amortization	814	—	—	—	—	814
Research and development	913	1,361	4,480	4,360	1,557	12,671
Selling, general and administrative	10,328	1,462	2,234	1,531	5,268	20,823
Asset impairment	—	—	—	2,649	—	2,649
Total operating expenses	17,782	2,823	6,714	8,540	6,825	42,684
Loss from operations	(2,927)	(2,823)	(6,673)	(8,540)	(6,825)	(27,788)

Interest income	161	52	3	29	489	734
Interest expense and financing fee	(563)	—	—	(2)	(1,557)	(2,122)
Gain (Loss) on common stock warrant liabilities	—	70	—	—	—	70
Other income (expense)	(32)	—	—	314	—	282
Total other income (expense)	(434)	122	3	341	(1,068)	(1,036)
Segment net loss	$(3,361)	$(2,701)	$(6,670)	$(8,199)	$(7,893)	$(28,824)

Net loss attributable to NCI						17,876

Net loss attributable to Fortress						$(10,948)

Intersegment activity[2]:
Research and development	$—	$63	$—	$63	$(125)	$—
Research and development - licenses acquired	$—	$—	$—	$—	$—	$—
Selling, general and administrative	$—	$226	$125	$226	$(576)	$—

Other Significant Items:
Segment assets	$65,189	4,988	5,670	8,519	61,319	$145,685
Stock-based compensation - Research & development	$171	$45	$596	$(670)	$466	$608
Stock-based compensation - Selling, general and administrative	$1,503	$147	$574	$51	$2,115	$4,390

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2: Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Product revenue, net	$28,148	$—	$—	$—	$—	$28,148
Other revenue	—	1,404	—	—	—	1,404
Net revenue	28,148	1,404	—	—	—	29,552

Cost of goods	9,729	—	—	—	—	9,729
Intangible assets amortization	2,129	—	—	—	—	2,129
Research and development	39	603	10,775	(866)	1,509	12,060
Selling, general and administrative	22,511	2,408	27,263	2,004	10,238	64,424
Total operating expenses	34,408	3,011	38,038	1,138	11,747	88,342
Loss from operations	(6,260)	(1,607)	(38,038)	(1,138)	(11,747)	(58,790)

Interest income	287	62	90	223	450	1,112
Interest expense and financing fee	(1,828)	—	—	—	(3,496)	(5,324)
Gain (loss) on common stock warrant liabilities	—	16	(108)	—	(305)	(397)
Gain from deconsolidation of subsidiary			—		27,127	27,127
Other income (expense)	(68)	—	(3)	—	(2)	(73)
Total other income (expense)	(1,609)	78	(21)	223	23,774	22,445
Segment net income (loss)	$(7,869)	$(1,529)	$(38,059)	$(915)	$12,027	$(36,345)

Net loss attributable to NCI						41,247

Net income attributable to Fortress						$4,902

Intersegment activity[3]:
Research and development	$—	$125	$—	$125	$(250)	$—
Selling, general and administrative	$—	$179	$261	$341	$(573)	$—

Other Significant Items:
Segment assets	$81,158	$4,161	$—	$13,046	$61,529	$159,895
Stock-based compensation - Research & development	$—	$71	$4,782	$(11)	$1,251	$6,093
Stock-based compensation - Selling, general and administrative	$2,659	$289	$9,315	$94	$4,632	$16,989

Note 1:Checkpoint results for five months ended May 31, 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).

Note 2: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 3:	Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2024	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$27,885	$—	$—	$—	$—	$27,885
Revenue - related party	—	—	41	—	—	41
Net revenue	27,885	—	41	—	—	27,926

Cost of goods	11,728	—	—	—	—	11,728
Intangible assets amortization	1,629	—	—	—	—	1,629
Research and development	8,797	3,752	12,977	8,164	3,805	37,495
Selling, general and administrative	18,748	2,778	4,685	2,958	9,608	38,777
Asset impairment	—	—	—	2,649	—	2,649
Total operating expenses	40,902	6,530	17,662	13,771	13,413	92,278
Loss from operations	(13,017)	(6,530)	(17,621)	(13,771)	(13,413)	(64,352)

Interest income	378	100	7	67	1,015	1,567
Interest expense and financing fee	(1,111)	—	—	—	(3,613)	(4,724)
Gain (loss) on common stock warrant liabilities	—	(620)	—	—	23	(597)
Other income (expense)	(53)	—	(1)	314	—	260
Total other income (expense)	(786)	(520)	6	381	(2,575)	(3,494)
Segment net loss	$(13,803)	$(7,050)	$(17,615)	$(13,390)	$(15,988)	$(67,846)

Net loss attributable to NCI						41,481

Net loss attributable to Fortress						$(26,365)

Intersegment activity[2]:
Research and development	$—	$125	$—	$125	$(250)	$—
Selling, general and administrative	$—	$296	$646	$288	$(1,230)	$—

Other Significant Items:
Segment assets	$65,189	$4,988	$5,670	$8,519	$61,319	$145,685
Stock-based compensation - Research & development	$316	$90	$1,086	$(640)	$875	$1,727
Stock-based compensation - Selling, general and administrative	$2,764	$293	$794	$98	$4,180	$8,129

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2: Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products, Qbrexza, Accutane, Emrosi, Amzeeq, Zilxi, Exelderm, Luxamend, and Targadox. All of Journey’s product revenues are recorded in the U.S. Other revenue for the three and six months ended June 30, 2025 consists of revenue recognized by Avenue related to the AnnJi license termination and program transfer.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the Company’s net revenue for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Emrosi	$2,795	$—	$4,865	$—
Qbrexza	6,949	6,836	12,110	11,853
Accutane	3,395	5,719	7,050	11,538
Amzeeq	879	1,205	1,979	1,960
Zilxi	256	369	682	642
Other / legacy product revenue	735	726	1,462	1,892
Revenue – related party	—	41	—	41
Other revenue	1,404	—	1,404	—
Total net revenue	$16,413	$14,896	$29,552	$27,926

Significant Customers

For the three and six month periods ending June 30, 2025 and 2024, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At June 30, 2025, none of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance. At December 31, 2024, one of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 10.3%.

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

The Company files a consolidated income tax return with subsidiaries in which the Company holds an 80% or greater ownership interest. Subsidiaries in which the Company does not have an 80% or more ownership stake are not included in the Company’s consolidated income tax group and file their own separate income tax return(s). As a result, certain corporate entities included in these financial statements are not able to combine or offset their taxable income or losses with other entities’ tax attributes.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBB”) which includes, among other things, tax provisions for 100% depreciation for certain new capital investments and modifications to the net interest deduction limitations. The Company is currently evaluating the impact of the OBBB on its financial position, results of operations and cash flows.

Income tax expense for the three and six months ended June 30, 2025 and 2024 is based on the estimated annual effective tax rate, and includes interest related to unrecognized tax benefits. The Company expects a net deferred tax asset with a full valuation allowance and 0% estimated annual effective tax rate for 2025. No income tax expense was recognized for the three or six months ended June 30, 2025 or 2024.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

19. Subsequent Events

Fortress

The Company is required to make mandatory prepayments on the balance outstanding with Oaktree with net cash proceeds from certain events as defined in the loan documents, of which the Checkpoint sale (see Note 3) was one such event. In July 2025, upon receipt of $2.9 million from the sale of Checkpoint, the Company made a payment to Oaktree comprising: $0.6 million in principal, a nominal interest amount, and approximately $32,000 in Yield Protection Premium.

Mustang

In July 2025, certain investors from Mustang’s February 2025 equity offering exercised outstanding pre-funded and Series C-2 warrants resulting in Mustang issuing approximately 2.9 million shares of its common stock and receiving proceeds of approximately $7.1 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology are generally intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. Factors that could cause actual results to differ materially from those currently anticipated include those set forth under “Item 1A. Risk Factors” including, in particular, risks relating to:

●	our growth strategy;
●	financing and strategic agreements and relationships;
●	our need for substantial additional funds and uncertainties relating to financings;
●	uncertainty related to the timing and amounts expected to be realized from future milestone, contingent value right, royalty or similar future revenue streams, if at all;
●	our ability to identify, acquire, close and integrate product candidates successfully and on a timely basis;
●	our ability to attract, integrate and retain key personnel;
●	the early stage of products under development;
●	the results of research and development activities;
●	uncertainties relating to preclinical and clinical testing;
●	the ability to secure and maintain third-party manufacturing, marketing and distribution of our and our partner companies’ products and product candidates;
●	government regulation;
●	patent and intellectual property matters; and
●	competition.

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

Overview

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with its extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. We have executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center (“COH” or “City of Hope”), Fred Hutchinson Cancer Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, Dr. Reddy’s Laboratories, Ltd., and Sun Pharmaceutical Industries Limited (“Sun Pharma”).

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help its subsidiaries and partner companies achieve their goals. Partner and subsidiary companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, three partner companies are publicly-traded, and four subsidiaries have consummated strategic partnerships with industry leaders, including AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”), Sentynl Therapeutics, Inc. (“Sentynl”), and Sun Pharma.

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTC: ATXI, “Avenue”), Baergic Bio, Inc. (“Baergic,” a subsidiary of Avenue), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”). Checkpoint Therapeutics, Inc. (“Checkpoint”), previously a partner company of ours, was acquired by Sun Pharma in May 2025.

Recent Events

Revenue

●	For the three months ended June 30, 2025 and 2024, net revenue was $16.4 million and $14.9 million, respectively, and is primarily related to the sale of Journey’s marketed products.
●	For the six months ended June 30, 2025 and 2024, net revenue was $29.6 million and $27.9 million, respectively, and is primarily related to the sale of Journey’s marketed products.
●	For the three and six months ended June 30, 2025, net revenue included $1.4 million related to Avenue’s termination of its license agreement with AnnJi Pharmaceutical Co. Ltd. (“AnnJi”).

Emrosi (Minocycline Hydrochloride Extended-Release Capsules, 40mg, also known as DFD-29, for the treatment of rosacea)

●	In July 2025, our partner company Journey announced expanded payer coverage for Emrosi™ (Minocycline Hydrochloride Extended-Release Capsules, 40mg) where 65% of the 187 million commercial lives in the United States now have pharmacy benefit coverage for Emrosi.
●	In November 2024, Journey announced that the FDA approved Emrosi for the treatment of inflammatory lesions of rosacea in adults, and Journey subsequently launched Emrosi in March 2025.
●	Emrosi was developed for the treatment of rosacea at our partner company, Journey, in collaboration with Dr. Reddy’s Laboratories Ltd.

Late Stage Product Candidates

UNLOXCYT™  (cosibelimab-ipdl, anti-PD-L1 antibody)

●	In May 2025, our partner company, Checkpoint, was acquired by Sun Pharmaceutical Industries, Inc. (“Sun Pharma”) for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval of Checkpoint’s principal drug product candidate. Fortress received $28.0 million and is eligible for a 2.5% royalty on net sales of UNLOXCYT as well as up to $4.8 million upon achievement of the contingent value right.
●	On December 13, 2024, Checkpoint received approval from the FDA for UNLOXCYT (cosibelimab-ipdl), for the treatment of metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) in adults who are not candidates for curative surgery or radiation.
●	Cosibelimab was sourced by Fortress and developed at Checkpoint, which was acquired by Sun Pharma in May 2025.

Triplex (cytomegalovirus vaccine and immunotherapy)

●	Triplex, a potential vaccine and immunotherapy for prevention and control of cytomegalovirus (“CMV”), is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in the third quarter of 2025. The study aims to show that vaccination with Triplex can safely elicit a CMV-specific immune response and reduce asymptomatic CMV replication in a population of people with HIV on suppressive antiretroviral therapy. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to placebo, and thus, potentially reduce related mortality and morbidity (NCT05099965).
●	In January 2025, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 clinical trial to evaluate Triplex when administered to human leukocyte antigen (“HLA”) matched related stem cell donors to reduce CMV events in patients undergoing hematopoietic stem cell transplantation (“HSCT”). The trial is funded by a grant from the National Cancer Institute (“NCI”) (NCT06059391).

●	Triplex is currently also the subject of multiple other ongoing clinical trials, including: a Phase 1/2 trial for CMV control in pediatric recipients of HSCT (NCT03354728); a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 CAR T cell therapy for the treatment of non-Hodgkin lymphoma (NCT05432635); a Phase 2 trial for safety and effectiveness in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant (NCT02506933); a Phase 1 trial of Triplex in combination with CAR T cell therapy for adults with non-Hodgkin lymphoma (NCT05801913); and a Phase 1 trial of Triplex in combination with an allogeneic anti-CD19-CAR CMV-specific T cell therapy for adults with high-risk acute lymphoblastic leukemia (NCT06735690).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which together with the upfront payment, would total up to approximately $182 million.
●	There are two ongoing global Phase 3 pivotal studies of CAEL-101 (also known as anselamimab) for Mayo Stage IIIa and Mayo Stage IIIb amyloid light-chain amyloidosis (“AL amyloidosis”), known as Cardiac Amyloid Reaching for Extended Survival (“CARES”) (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825). (Information on clinicaltrials.gov does not constitute part of this Quarterly Report on Form 10-Q.).
●	On July 16, 2025, AstraZeneca announced an update from its Cardiac Amyloid Reaching for the CARES Phase 3 clinical program showing that anselamimab did not achieve statistical significance for the primary endpoint compared to placebo in patients with Mayo stages IIIa and IIIb AL amyloidosis. The primary endpoint was defined as a hierarchical combination of time to all-cause mortality (“ACM”) and frequency of cardiovascular hospitalizations (“CVH”). All patients in the clinical program received background standard of care for plasma cell dyscrasia. AstraZeneca stated that anselamimab showed highly clinically meaningful improvement in time to ACM and frequency of CVH in a prespecified subgroup of patients, compared to placebo (although AstraZeneca did not further characterize this subgroup). AstraZeneca also reported that anselamimab was well tolerated, with the majority of events balanced between the anselamimab treatment arm and the placebo arm. AstraZeneca indicated that evaluation of full results from the CARES program is ongoing, in order to further characterize the efficacy and safety of anselamimab, and that the company plans to share these data with global health authorities and present them at a forthcoming medical meeting.
●	CAEL-101 was sourced by Fortress and was developed by Caelum (founded by Fortress) until the acquisition by AstraZeneca of Caelum in October 2021.

CUTX-101 (copper histidinate for Menkes disease)

●	In January 2025, our subsidiary Cyprium announced that the FDA had accepted the NDA for CUTX-101 (copper histidinate for Menkes disease) for priority review with a target action date of September 30, 2025.
●	In December 2023, Cyprium completed the asset transfer of CUTX-101 to Sentynl, a wholly owned subsidiary of Zydus Lifesciences Ltd. Sentynl is obligated under the applicable agreement to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, Cyprium remains eligible to receive up to $129 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 ranging from 3% to 12.5% on tiered annual net sales. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at the New Drug Application (“NDA”) approval for CUTX-101.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

Early Stage Product Candidates

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica transferred substantially all intellectual property rights in dotinurad, its URAT1 inhibitor product candidate that is in development for the treatment of gout, to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity, including certain anti-dilution provisions through the raise of $150 million in equity securities. The Transaction Documents also granted Urica a secured 3% royalty on future net sales of dotinurad.
●	Dotinurad was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia. Dotinurad was efficacious and well-tolerated in more than 500 Japanese patients treated for up to 58 weeks in Phase 3 clinical trials.

●	Dotinurad was sourced by Fortress and was in development at our Urica subsidiary until the asset was acquired by Crystalys in July 2024.

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In July 2025, the FDA granted Orphan Drug Designation to Mustang for MB-101 for the treatment of recurrent diffuse and anaplastic astrocytoma and glioblastoma. MB-101 received Orphan Drug Designation on time and with a designation that is broader than the indication proposed.
●	We are currently exploring with COH the launch of an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent refractory glioblastoma (“GBM”) and high-grade astrocytoma with MB-109 that could potentially be initiated in the first quarter of 2026.
●	MB-101 has completed the treatment phase of the Phase 1 study in patients with IL13Rα2 recurrent/refractory malignant glioma sponsored by City of Hope (ClinicalTrials.gov identifier: NCT02208362) and is currently in three ongoing clinical trials sponsored by City of Hope for glioblastoma in adults and children (ClinicalTrials.gov identifiers: NCT04003649, NCT04661384, NCT04510051).
●	MB-108 has completed a Phase 1 clinical trial in patients with recurrent GBM sponsored by the University of Alabama at Birmingham (“UAB”) (ClinicalTrials.gov identifier: NCT03657576) and UAB is planning to initiate a Phase 1b study in early 2026 for the treatment of patients with recurrent malignant glioma (ClinicalTrials.gov identifier: NCT06614855).
●	MB-101, MB-108, and MB-109 are currently in development at our partner company, Mustang.

MB-106 (CD20-targeted CAR T-cell therapy)

●	Mustang is currently assessing plans for studying autoimmune diseases with MB-106, a personalized CD20-targeted, 3rd-generation autologous CAR T-cell therapy. Planning for a proof-of concept Phase 1 investigator-sponsored clinical trial evaluating MB-106 in autoimmune diseases is underway and could potentially be initiated in the first quarter of 2026.
●	In June 2024, we announced that updated data for MB-106 showed a favorable safety and efficacy profile in patients with Waldenstrom macroglobulinemia (“WM”), a rare form of blood cancer. There was an ORR of 90% in the cohort with durable responses observed, including three complete responses (“CR”), two very good partial responses (“VGPR”), and four partial responses, and one patient remaining in complete remission at 31 months.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang.

General Corporate and Other – Public Subsidiaries

●	In June 2025, due to the receipt of $25.1 million of proceeds from the sale of Checkpoint, the Company made a payment to Oaktree comprising: $4.9 million in principal, $0.1 million in interest, and $0.3 million in Yield Protection Premium. At June 30, 2025, the outstanding principal balance of the 2024 Oaktree Note was $30.4 million.
●	In June 2025, Journey Medical joined the small-cap Russell 2000® Index and the broad-market Russell 3000® Index, effective after the close of U.S. equity markets on June 27, 2025, as a result of their 2025 annual Russell Index reconstitution.
●	In March 2025, Avenue received a notice from The Nasdaq Stock Market LLC that Avenue’s common stock would be suspended at the open of trading on March 19, 2025. Avenue’s common stock was subsequently formally delisted from the Nasdaq Capital Market in July 2025. Avenue’s common stock began trading under the symbol “ATXI” on the OTC Markets system on March 19, 2025. Avenue currently plans to continue to file its required periodic reports and other filings with the SEC.
●	In February 2025, Mustang announced it had concurrently exited the lease for its manufacturing facility in Worcester, Massachusetts and sold certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million.
●	In January 2025, Mustang effected a 1-for-50 reverse stock split to achieve compliance with the minimum bid price listing requirement of the Nasdaq Capital Market.

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

The following table summarizes the Company’s ownership of the issued and outstanding common and preferred shares in certain consolidated Fortress subsidiaries as of the date indicated:

June 30,
Partner Company/Subsidiary	2025
Avenue (OTC: ATXI)	10.3%
Cellvation	79.6%
Checkpoint[1]	—%
Cyprium	73.9%
Helocyte	83.4%
Journey (Nasdaq: DERM)	42.0%
Mustang (Nasdaq: MBIO)	5.6%
Oncogenuity	73.9%
Urica	69.6%

Note 1:Checkpoint was acquired in May 2025 by Sun Pharma.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$15,009	$14,855	$154	1%
Revenue – related party	—	41	(41)	(100)%
Other revenue	1,404	—	1,404	100%
Net revenue	16,413	14,896	1,517	10%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	4,939	5,727	(788)	(14)%
Amortization of acquired intangible assets	1,064	814	250	31%
Research and development	8,126	12,671	(4,545)	(36)%
Selling, general and administrative	38,757	20,823	17,934	86%
Asset impairment	—	2,649	(2,649)	(100)%
Total operating expenses	52,886	42,684	10,202	24%
Loss from operations	(36,473)	(27,788)	(8,685)	31%

Other income (expense)
Interest income	622	734	(112)	(15)%
Interest expense and financing fee	(2,518)	(2,122)	(396)	19%
Gain (loss) on common stock warrant liabilities	(350)	70	(420)	(600)%
Gain from deconsolidation of subsidiary	27,127	—	27,127	100%
Other income (expense)	(62)	282	(344)	(122)%
Total other income (expense)	24,819	(1,036)	25,855	(2,496)%
Net loss	(11,654)	(28,824)	17,170	(60)%

Attributable to non-controlling interests	27,140	17,876	9,264	52%
Net income (loss) attributable to Fortress	$15,486	$(10,948)	$26,434	(241)%

Revenue

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$15,009	$14,855	$154	1%
Revenue – related party	—	41	(41)	(100)%
Other revenue	1,404	—	1,404	100%
Net revenue	$16,413	$14,896	$1,517	10%

For the three months ended June 30, 2025 we generated $15.0 million of net product revenue related to the sale of Journey’s branded and generic products as compared to $14.9 million for the three months ended June 30, 2024. The second quarter of 2025 includes $2.8 million of net product revenue related to the U.S. commercial launch of Emrosi, offset by a decrease in Accutane revenue as a result of lower sales volume driven by recent market competition. Other revenue for the three months ended June 30, 2025 consists of revenue recognized by Avenue related to the AnnJi license termination and program transfer.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$4,939	$5,727	$(788)	(14)%

We incurred $4.9 million and $5.7 million of costs of goods sold in connection with the sale of Journey’s branded and generic products for the quarters ended June 30, 2025 and 2024, respectively. Cost of goods sold decreased by $0.8 million, or 14% quarter-over-quarter, related to product sales mix, driven mainly by the decrease in Accutane revenue, which has a higher cost to Journey than Emrosi.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.3 million, or 31%, to $1.1 million for the three-month period ended June 30, 2025, from $0.8 million for the three-month period ended June 30, 2024, driven by the addition of the Emrosi acquired intangible asset upon Journey’s payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

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

The table below provides a summary of research and development by entity, for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Research & development
Fortress[1]	$850	$1,557	$(707)	(45)%
Avenue	192	1,361	(1,169)	(86)%
Checkpoint[2]	6,986	4,480	2,506	56%
JMC	—	913	(913)	(100)%
Mustang	98	4,360	(4,262)	(98)%
Total research and development expense	$8,126	$12,671	$(4,545)	(36)%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the two-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in R&D spending of $4.5 million, or 36%, for the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024 is primarily a result of the decreased R&D spend at Mustang, which decreased $4.3 million as a result of actions taken in 2024, including Mustang’s reduction in workforce, closing the MB-106 clinical trial, and the termination of its transaction with uBriGene (Boston) Biosciences, Inc (“uBriGene”). These activities resulted in decreased expenses of $3.2 million related to the termination of the transaction with uBriGene and the repurchase of the assets, a $0.6 million decrease in expenses related to outside services, a $0.5 million reduction in clinical trial and sponsored research related costs, a $0.3 million decrease in depreciation expense, a $0.2 million decrease in consulting and other expenses, offset by a $0.5 million increase in personal related costs due to stock compensation expense credits due to the April 2024 reduction in workforce. Avenue’s decrease in R&D expense of $1.2 million in the quarter ended June 30, 2025 is primarily attributable to a decrease in pre-clinical and clinical development costs for AJ201, prior to its sale to AnnJi, and a $0.1 million decrease in personnel-related costs, including salaries, benefits and stock-based compensation. Journey’s decrease of $0.9 million is due to costs incurred in the quarter ended June 30, 2024 related to the launch and commercialization of Emrosi. Checkpoint’s increased R&D expense of $2.5 million is attributable to increased stock compensation expense of $3.5 million related to the vesting of all outstanding equity awards due to the change of control that occurred with the sale to Sun Pharma, offset by a decrease of $0.4 million in personnel-related expenses and $0.3 million of consulting expenses. The decrease in R&D spend at Fortress and the private subsidiaries of $0.7 million is primarily attributed to the decreased spend at Urica due to the sale of the dotinurad program to Crystalys in July 2024.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - research & development
Fortress[1]	$627	$466	$161	34%
Avenue	31	45	(14)	(32)%
Checkpoint[2]	4,093	596	3,497	587%
JMC	—	171	(171)	(89)%
Mustang	—	(670)	669	(103)%
Total stock-based compensation expense - research and development	$4,751	$608	$4,142	681%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the two-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The increase in stock-based compensation of $4.1 million, or 681%, in the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024 is primarily due to the increase at Checkpoint of $3.5 million, which is attributable to the vesting of all outstanding equity awards related to the change of control that occurred with the sale to Sun Pharma. The credit of $0.7 million recognized by Mustang in the quarter ended June 30, 2024 reflects forfeitures of equity grants and the reversal of previously incurred stock-based compensation related to the April 2024 reduction in workforce.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Selling, general & administrative
Fortress[1]	$5,211	$5,268	$(58)	(1)%
Avenue	915	1,462	(547)	(37)%
Checkpoint[2]	19,902	2,234	17,668	791%
JMC	11,942	10,328	1,615	16%
Mustang	787	1,531	(744)	(49)%
Total selling, general & administrative expense	$38,757	$20,823	$17,934	86%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the two-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the three months ended June 30, 2025, the increase in selling, general and administrative expenses of $17.9 million, or 86%, is primarily attributable to an increase of $17.7 million at Checkpoint due to primarily to increased stock compensation expense of $7.5 million related to the vesting of all outstanding equity awards due to the change of control that occurred with the sale to Sun Pharma, an increase in legal and accounting fees of $2.4 million and an increase of $8.0 million in other costs, including costs related to the transaction with Sun Pharma, such as fees to financial advisors. The increase at Journey of $1.6 million is due to the costs incurred related to the launch and commercialization of Emrosi.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$2,469	$2,115	$354	17%
Avenue	144	147	(2)	(1)%
Checkpoint[2]	8,048	574	7,473	1300%
JMC	1,336	1,503	(167)	(11)%
Mustang	45	51	(6)	(12)%
Total stock-based compensation expense - selling, general and administrative	$12,042	$4,390	$7,651	174%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the two-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The increase in stock-based compensation of $7.7 million, or 174%, for the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024 is primarily due to the increase at Checkpoint of $7.5 million due to the vesting of all outstanding equity awards related to the change of control that occurred with the sale to Sun Pharma.

Other income (expense)

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Other income (expense)
Interest income	$622	$734	$(112)	(15)%
Interest expense and financing fee	(2,518)	(2,122)	(396)	19%
Gain (loss) on common stock warrant liabilities	(350)	70	(420)	(600)%
Gain from deconsolidation of subsidiary	27,127	—	27,127	100%
Other income (expense)	(62)	282	(344)	(122)%
Total other income (expense)	$24,819	(1,036)	$25,855	(2,496)%

Total other income (expense) increased $25.9 million, or 2,496%, from expense of $1.0 million for the quarter ended June 30, 2024 to income of $24.8 million for the quarter ended June 30, 2025. As a result of the merger of Checkpoint with Sun Pharma, we deconsolidated Checkpoint in May 2025, and recognized a gain from deconsolidation of approximately $27.1 million during the three months ended June 30, 2025 (see Note 3 to the unaudited condensed consolidated financial statements).

Comparison of Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$28,148	$27,885	$263	1%
Revenue – related party	—	41	(41)	(100)%
Other revenue	1,404	—	1,404	100%
Net revenue	29,552	27,926	1,626	6%

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	9,729	11,728	(1,999)	(17)%
Amortization of acquired intangible assets	2,129	1,629	500	31%
Research and development	12,060	37,495	(25,435)	(68)%
Selling, general and administrative	64,424	38,777	25,647	66%
Asset impairment	—	2,649	(2,649)	(100)%
Total operating expenses	88,342	92,278	(3,936)	(4)%
Loss from operations	(58,790)	(64,352)	5,562	(9)%

Other income (expense)
Interest income	1,112	1,567	(455)	(29)%
Interest expense and financing fee	(5,324)	(4,724)	(600)	13%
Loss on common stock warrant liabilities	(397)	(597)	200	(34)%
Gain from deconsolidation of subsidiary	27,127	—	27,127	100%
Other income (expense)	(73)	260	(333)	(128)%
Total other income (expense)	22,445	(3,494)	25,939	(742)%
Net loss	(36,345)	(67,846)	31,501	(46)%

Attributable to non-controlling interests	41,247	41,481	(234)	(1)%
Net income (loss) attributable to Fortress	$4,902	$(26,365)	$31,267	(119)%

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$28,148	$27,885	$263	1%
Revenue – related party	—	41	(41)	(100)%
Other revenue	1,404	—	1,404	100%
Net revenue	$29,552	27,926	$1,626	6%

For the six months ended June 30, 2025 we generated $28.1 million of net revenue related to the sale of Journey’s branded and generic products as compared to $27.9 million for the six months ended June 30, 2024. The six months of 2025 includes $4.9 million of net product revenue related to the U.S. commercial launch of Emrosi, offset by a decrease in Accutane revenue as a result of lower sales volume driven by recent market competition. Other revenue for the six months ended June 30, 2025 consists of revenue recognized by Avenue related to the AnnJi license termination and program transfer.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$9,729	$11,728	$(1,999)	(17)%

We incurred $9.7 million and $11.7 million of costs of goods sold in connection with the sale of Journey’s branded and generic products for the six months ended June 30, 2025 and 2024, respectively. Cost of goods sold decreased by $2.0 million, or 17% year-over-year, related to product sales mix, driven mainly by the decrease in Accutane revenue, which has a higher cost to Journey than Emrosi, as well as lower inventory obsolescence costs in the six month period ended June 30, 2025.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.5 million, or 31%, to $2.1 million for the six-month period ended June 30, 2025, from $1.6 million for the six-month period ended June 30, 2024, driven by the addition of the Emrosi acquired intangible asset upon Journey’s payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

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

The table below provides a summary of research and development by entity, for the periods presented:

	Six Months Ended
	June 30,		Change
($ in thousands)	2025	2024	$	%
Research & development
Fortress[1]	$1,509	$3,805	$(2,296)	(60)%
Avenue	603	3,752	(3,149)	(84)%
Checkpoint[2]	10,775	12,977	(2,202)	(17)%
Journey	39	8,797	(8,758)	(100)%
Mustang	(866)	8,164	(9,030)	(111)%
Total research & development expense	$12,060	$37,495	$(25,435)	(68)%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the five-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the six months ended June 30, 2025, the decrease in R&D expenses of $25.4 million, or 68%, is attributable to a decrease of $9.0 million at Mustang attributed to actions taken in 2024, including the reduction in the workforce, closing the MB-106 clinical trial, and the termination of Mustang’s transaction with uBriGene. These activities resulted in decreased expenses of $3.2 million related to the termination of the transaction with uBriGene and the repurchase of the assets, a $2.2 million decrease in expenses related to outside services, a $1.9 million reduction in clinical trial related costs, a $1.0 million decrease in sponsored research and license related expenses, offset slightly by a $1.4 million increase in personnel-related costs due to stock compensation expense credits and reversal of accrued bonus due to the April 2024 reduction in workforce. Journey R&D expense decreased $8.8 million due to the Emrosi pre-approval expenses, milestones and fees incurred in the six months ended June 30, 2024. R&D expense at Avenue decreased $3.1 million due to a $2.9 million decrease in pre-clinical and clinical development costs for AJ201 prior to its sale to AnnJi, a $1.0 million decrease in IV tramadol supply costs, and a $0.1 million decrease in personnel-related costs. R&D expense at Checkpoint decreased $2.2 million due to decreased product development and clinical trial costs of $4.7 million, primarily for cosibelimab, offset by the $3.7 million increase in stock compensation costs due to the vesting of all outstanding equity awards from the change of control that occurred with the sale to Sun Pharma. The decrease at Fortress of R&D expenses of $2.3 million is primarily related to the transition of the dotinurad development program at Urica to Crystalys in July 2024.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - research & development
Fortress[1]	$1,251	$875	$377	43%
Avenue	71	90	(19)	(21)%
Checkpoint[2]	4,782	1,086	3,696	340%
Journey	—	316	(316)	(100)%
Mustang	(11)	(640)	629	(98)%
Total stock-based compensation expense - research and development	$6,093	$1,727	$4,366	253%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the five-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The increase in stock-based compensation of $4.4 million, or 253%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily attributed to the increase at Checkpoint of $3.7 million due to the vesting of all outstanding equity awards from the change of control that occurred with the sale to Sun Pharma. Stock compensation expense at Mustang reflects the expense credits due to forfeited grants from the reduction in workforce that occurred in April 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Six Months Ended
	June 30,		Change
($ in thousands)	2025	2024	$	%
Selling, general & administrative
Fortress[1]	$10,238	$9,608	$630	7%
Avenue	2,408	2,778	(370)	(13)%
Checkpoint[2]	27,263	4,685	22,578	482%
Journey	22,511	18,748	3,763	20%
Mustang	2,004	2,958	(954)	(32)%
Total selling, general & administrative expense	$64,424	$38,777	$25,647	66%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the five-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the six months ended June 30, 2025, the increase in selling, general and administrative expenses of $25.6 million, or 66%, is primarily attributable to an increase of $22.6 million at Checkpoint due to primarily to an increase in increased stock compensation expense of $8.5 million related to the vesting of all outstanding equity awards due to the change of control that occurred with the sale to Sun Pharma, an increase in legal and accounting fees of $4.9 million and an increase of $9.7 million in other costs, including costs related to the transaction with Sun Pharma, such as fees to financial advisors. The increase at Journey of $3.8 million is due to the costs incurred related to the launch and commercialization of Emrosi.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$4,632	$4,180	$452	11%
Avenue	289	293	(4)	(1)%
Checkpoint[2]	9,315	794	8,521	1073%
Journey	2,659	2,764	(105)	(4)%
Mustang	94	98	(4)	(4)%
Total stock-based compensation expense - selling, general and administrative	$16,989	8,129	$8,860	109%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the five-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The increase in stock-based compensation of $8.9 million, or 109%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily attributed to the increase at Checkpoint of $8.5 million due to the vesting of all outstanding equity awards from the change of control that occurred with the sale to Sun Pharma. The increase at Fortress of $0.5 million is due to expense related to new grants to employees in the six months ended June 30, 2025.

Other income (expense)

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Other expense
Interest income	$1,112	$1,567	$(455)	(29)%
Interest expense and financing fee	(5,324)	(4,724)	(600)	13%
Loss on common stock warrant liabilities	(397)	(597)	200	(34)%
Gain from deconsolidation of subsidiary	27,127	—	27,127	100%
Other income (expense)	(73)	260	(333)	(128)%
Total other income (expense)	$22,445	(3,494)	$25,939	(742)%

Total other income (expense) increased $25.9 million, or 742%, from expense of $3.5 million for the six months ended June 30, 2024 to income of $22.4 million for the six months ended June 30, 2025. As a result of the merger of Checkpoint with Sun Pharma, we deconsolidated Checkpoint in May 2025, and recognized a gain from deconsolidation of approximately $27.1 million during the six months ended June 30, 2025 (see Note 3 to the unaudited condensed consolidated financial statements), offset by interest expense and financing fee expenses related to Fortress’ debt outstanding with Oaktree and Journey’s debt outstanding with SWK. The $0.6 million increase in interest expense and financing fees is due to the supplemental payment made to Oaktree related to the Checkpoint monetization event (see Note 9 to the unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2025, we had an accumulated deficit of $736.0 million, primarily as a result of R&D expenses, purchases of in-process research and development and selling, general and administrative expenses.

We fund our operations through cash on hand, the sale of debt and equity securities, third-party financings, out-licensing of drug product and drug product candidates and the sale of subsidiaries and partner companies. At June 30, 2025, we had cash and cash equivalents of $74.4 million, of which $38.1 million relates to Fortress and private subsidiaries primarily funded by Fortress, $12.7 million relates to Mustang, $20.3 million relates to Journey, and $3.3 million relates to Avenue. Restricted cash at June 30, 2025, was $1.2 million, which relates to certain office leases held by Fortress.

We may require significant additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities, third-party financings, out-licensing of drug product and drug product candidates and the sales of subsidiaries and partner companies. We believe that our current cash and cash equivalents are sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sale of partner companies, royalty financings, or through other sources of financing. See “Item 1A. Risk Factors—Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities.”

Stock Offerings and At-The-Market Share Issuances

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of June 30, 2025, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notices. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

Because the Company is not currently eligible to use Form S-3 due to the failure to pay dividends on the Series A Preferred Stock, on April 1, 2025 the Company filed a post-effective amendment to certain prior Form S-3 registration statements to continue the registration of:

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

During the six months ended June 30, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 per share for gross proceeds of approximately $1.0 million under the Company’s at-the-market offering program.

Journey

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the six months ended June 30, 2025, Journey issued and sold approximately 0.8 million shares of common stock for gross proceeds of $4.1 million under the Journey ATM Sales Agreement. At June 30, 2025, 1.8 million shares remain available for issuance under the Journey ATM Sales Agreement.

Checkpoint

In January 2025, Checkpoint received approximately $2.1 million from the exercise of warrants for the issuance of 740,000 shares of common stock with an exercise price of $2.84 per share.

In March 2025, Checkpoint received approximately $36.0 million from the exercise of warrants for the issuance of 21,691,003 shares of common stock with an average exercise price of $1.66 per share.

In April 2025, Checkpoint received approximately $9.2 million from the exercise of warrants for the issuance of 3,256,269 shares of common stock with an average exercise price of $2.82 per share.

Mustang

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of June 30, 2025, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the six months ended June 30, 2025, Mustang issued and sold approximately 54,000 shares through the Mustang ATM for net proceeds of approximately $0.6 million.

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares), (iii) Series C-1 warrants to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants to purchase up to 2,657,807 shares of common stock. Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately upon issuance and will expire when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 warrants will expire five years from the date of stockholder approval and the Series C-2 warrants will expire twenty-four months from the date of stock holder approval. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $6.8 million. All of the 2,162,807 pre-funded warrants and 2,373,355 of the 2,657,807 Series C-2 warrants have since been exercised as of the date of the filing of this Form 10-Q.

In July 2025, certain investors from Mustang’s February 2025 equity offering exercised outstanding pre-funded and Series C-2 warrants resulting in Mustang issuing approximately 2.9 million shares of its common stock and receiving proceeds of approximately $7.1 million.

Avenue

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. Avenue filed a replacement shelf registration on Form S-3 on December 4, 2024 (the "Avenue Replacement Shelf"), which has not yet become effective under the Securities Act of 1933, as amended. However, effective as of July 18, 2025, Avenue was formally delisted from Nasdaq with Nasdaq's filing on that date of a Form 25 with the SEC; Avenue is therefore ineligible to use Form S-3 and unable to use the Avenue 2021 S-3 or the Avenue Replacement Shelf.

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue may offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offers and sales of the shares are made pursuant the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the six months ended June 30, 2025, Avenue issued 0.9 million shares through the Avenue ATM for net proceeds of $2.1 million. Avenue is no longer able to utilize the Avenue ATM as a result of the delisting of its stock from trading on the Nasdaq.

Cash Flows

Components of cash flows from publicly-traded partner companies comprise:

	For the Six Months Ended June 30, 2025
($ in thousands)	Fortress[1]	Avenue	Checkpoint[2]	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$13,896	$(1,362)	$(53,154)	$(3,774)	$(2,729)	$(47,123)
Investing activities	6,086	—	—	—	1,165	7,251
Financing activities	(3,885)	2,094	47,310	3,762	7,382	56,663
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,097	$732	$(5,844)	$(12)	$5,818	$16,791

	For the Six Months Ended June 30, 2024
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(11,287)	$(5,373)	$(12,714)	$(10,195)	$(7,656)	$(47,225)
Financing activities	8,895	8,509	12,737	6,668	5,315	42,124
Net increase (decrease) in cash and cash equivalents and restricted cash	$(2,392)	$3,136	$23	$(3,527)	$(2,341)	$(5,101)

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

Note 2:  Checkpoint cash flows are for the five-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The following table summarizes our consolidated cash flows during the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2025	2024	Change
Total cash (used in)/provided by:
Operating activities	$(47,123)	$(47,225)	$102
Investing activities	7,251	—	7,251
Financing activities	56,663	42,124	14,539
Net decrease in cash and cash equivalents and restricted cash	$16,791	$(5,101)	$21,892

Operating Activities

Net cash used in operating activities decreased $0.1 million from the six months ended June 30, 2024, as compared to the six months ended June 30, 2025. The decrease is due to the decrease in net loss of $31.5 million and an increase in stock-based compensation expense of $13.2 million offset by the $27.1 million gain on deconsolidation recognized related to Checkpoint, as well as the $12.9 million decrease resulting from changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 increased by $7.3 million, due to the net cash increase of $6.1 million related to the sale of Checkpoint to Sun Pharma, and Mustang’s $1.2 million proceeds from the sale of its held-for-sale assets related to the exit of its manufacturing facility.

Financing Activities

Net cash provided by financing activities was $42.1 million for the six months ended June 30, 2024, compared to $56.7 million of net cash provided by financing activities for the six months ended June 30, 2025, an increase of $14.5 million. The increase is attributable to proceeds from partner companies’ equity offerings and warrant exercises of $28.1 million, partially offset by decreased proceeds from the issuance of common stock for equity offerings of the Company in the current period of $10.1 million and the $4.9 million payment made to Oaktree.

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

During the six months ended June 30, 2025, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2024 Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended June 30, 2025. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings and other actions not deemed material, that are expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

Item 1A.    Risk Factors

Investing in our Common Stock, our 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value (the “Series A Preferred Stock”) or any other type of equity or debt securities we may issue from time to time (together our “Securities”) involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q including the consolidated financial statements and the related notes, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our partner companies Avenue, Journey and Mustang with the SEC, before deciding to invest in our Securities. If any of the following risks or the risks included in the public filings of Avenue, Journey or Mustang were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our Securities could decline, and you could lose part of or all of your investment in our Securities. In addition, you should be aware that the below stated risks should be read as being applicable to our subsidiaries and partner companies such that, if any of the negative outcomes associated with any such risk is experienced by one of our subsidiaries or partner companies, the value of Fortress’ holdings in such entity may decline. As used throughout this filing, the words “we”, “us” and “our” may refer to Fortress individually, to one or more subsidiaries and/or partner companies, or to all such entities as a group, as dictated by context.

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

At June 30, 2025, the total amount of debt outstanding, net of the debt discount, was $53.8 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

We continue to generate operating losses in all periods including losses from operations of approximately $58.8 million and $64.4 million for the six months ended June 30, 2025 and 2024, respectively and $110.4 million and $142.3 million for the years ended December 31, 2024 and 2023, respectively. At June 30, 2025, we had an accumulated deficit of approximately $736.0 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. During the six months ended June 30, 2025 and 2024, we incurred R&D expenses of approximately $12.1 million and $37.5 million, respectively, and during the years ended December 31, 2024 and 2023, we incurred R&D expenses of approximately $56.6 million and $101.7 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

We have historically relied in part on sales of our common stock to fund our operations. For example, we raised an aggregate of approximately $36.6 million in net proceeds in fiscal years 2023 and 2024 and $1.0 million in net proceeds in fiscal year 2025 to date through the sale of shares of our common stock and other securities in offerings made under a Form S-3 “shelf” registration statement. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to file any new shelf registration statements due to non-payment of dividends on our Series A Preferred Stock since July 5, 2024 and because we have not resumed payment of dividends on our Series A Preferred Stock or paid all accumulated dividends, we have lost the ability to use our currently effective “shelf” registration statement on Form S-3. Accordingly, we are only able to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to be a more expensive method of raising additional capital and more dilutive to our stockholders relative to using a Form S-3 shelf registration statement.

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

Recently there have been significant changes to United States trade policies, sanctions and tariffs, including, but not limited to, trade policies and imposition of tariffs affecting products imported from outside of the U.S., including pharmaceutical products. This could have negative impacts on our business operations. These changes to trade policies, sanctions, and tariffs have led to increased trade and political tensions between the U.S. and other countries in the international community. In response to the U.S. tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Currently, we import a large portion of our finished products from countries outside of the U.S., including, most significantly, from India. These tariffs or any new or additional tariffs on goods imported to the U.S. from India, or other countries, could increase the cost of sourcing of our products and therefore reduce our margins, reduce our net sales and/or cause us to increase prices. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales, overall business and results of operations. The impact of any adopted, new or proposed tariffs, trade restrictions or domestic sourcing requirements on our business is subject to a number of factors that we cannot predict, including, but not limited to, the scope, nature, amount, effective date and duration of any such measures. Such tariffs, trade restrictions or domestic sourcing requirements could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

We have entered into several collaborations and/or contingent sale agreements in respect of certain of our assets and subsidiaries, and the acquisition component of these transactions has been consummated. These arrangements include the acquisition of Checkpoint by Sun Pharma, which closed in May 2025, an equity investment and contingent acquisition between Caelum and AstraZeneca, and a development funding and contingent asset purchase between Cyprium and Sentynl. Each of these arrangements has been time-consuming and has diverted management’s attention. As a result of these consummated/contingent sales, as with other similar transactions that we may complete, we may experience a reduction in the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories.

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

Any terrorist attack, other act of violence or war, including military conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. This includes Russia’s February 2022 invasion of Ukraine, military conflict in the Middle East, attacks by armed groups on cargo ships in the Red Sea, and tensions across the Taiwan Strait. For instance, the United States or other countries may impose sanctions that restrict doing business in the effected countries and increased military conflict may affect third-party vendors and cause delays.

This risk may be magnified in the case of the conflict between Russia and Ukraine. Russia’s invasion and the ensuing response by Ukraine may disrupt our partner companies’ ability to conduct clinical trials in Russia, Ukraine, Belarus, and Georgia, and potentially other neighboring countries. Although the impact of Russia’s military action is highly unpredictable, certain clinical trial sites may be affected. Those clinical trial sites may suspend or terminate trials, and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in clinical trials. Alternative sites to fully and timely compensate for clinical trial activities in these areas may not be available, and we may need to find other countries to conduct these clinical trials. Clinical trial interruptions may delay our plans for clinical development and approvals for our product candidates, which could increase costs and jeopardize our ability to commence product sales and generate revenues.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of
June 30, 2025, we had an accumulated deficit of approximately $736.0 million, and as of December 31, 2024 and 2023, we had an accumulated deficit of approximately $740.9 million and $694.9 million, respectively. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, ability to accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result and staffing cuts effected at the FDA in early 2025 may significantly delay or prevent marketing approval. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. We do not know what impact any changes by the new presidential administration will have on our business or the business of our partners.

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

During the six months ended June 30, 2025, no dividends were declared by the Board of Directors. At June 30, 2025, the Company had total undeclared dividends of approximately $8.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on June 30, 2025.

Item 4.      Mine Safety Disclosures

None.

Item 5.      Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.      Exhibits

Exhibit Index

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. (formerly Coronado Biosciences, Inc.) dated April 21, 2010 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10 (file No. 000-54463) filed with the SEC on July 15, 2011).

3.2

First Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Fortress Biotech, Inc. dated May 20, 2011 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10 (file No. 000-54463) filed with SEC on July 15, 2011).

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

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated June 23, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-35366) filed with SEC on June 23, 2021).

3.7

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated July 8, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-35366) filed with SEC on July 11, 2022).

3.8

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated October 9, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-35366) filed with SEC on October 10, 2023.

3.9	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with SEC on June 25, 2024).

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101.INS	Inline XBRL Instance Document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2025	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 14, 2025	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)