Form 10-Q
period 2025-09-30
Fortress Biotech, Inc.
filed 2025-11-14
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of November 10, 2025
Common Stock, $0.001 par value	31,037,937
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and our applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require substantial additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	Our board of directors has paused payments of dividends on our preferred stock, and there can be no assurance that monthly dividend payments will be resumed in a timely manner, or at all.
●	If we raise additional capital by issuing equity, equity-linked securities or securities convertible into or exercisable for equity securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Emrosi, Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, and Exelderm. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Emrosi, Qbrexza, Amzeeq and Zilxi, currently have patent protection. Four of Journey’s marketed products, Accutane, Targadox, Exelderm, and Luxamend, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.
●	The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Risks Pertaining to Our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.

●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We may act as, and are likely to continue acting as, guarantor and/or indemnitor of certain obligations of our subsidiaries and partner companies, which could require us to pay substantial amounts in certain circumstances.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner. For instance, we rely heavily on Sentynl Therapeutics and its manufacturer in its efforts to obtain regulatory approval for CUTX-101, which efforts, if unsuccessful or untimely, could compromise our eligibility to receive a Priority Review Voucher (“PRV”).

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”). Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates, if Approved

●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations. If the “Give Kids a Chance Act” or similar legislation is not passed extending the expiration date of the Rare Pediatric Disease PRV program from September 2026 to a later date, we may not receive a PRV.

General and Other Risks

●	We have previously failed to satisfy certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we again are unable to meet the continued listing requirements and/or regain compliance with such rules, our Common Stock and Preferred Stock may be subject to delisting from The Nasdaq Capital Market. The delisting of our Securities from the Nasdaq may decrease the market liquidity and market price of our Common Stock and Preferred Stock.

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$86,218	$57,263
Accounts receivable, net	17,983	10,231
Inventory	11,818	14,431
Other receivables - related party	142	171
Prepaid expenses and other current assets	2,342	7,110
Assets held for sale	—	1,165
Total current assets	118,503	90,371

Property, plant and equipment, net	2,611	3,260
Operating lease right-of-use asset, net	12,321	13,861
Restricted cash	1,220	1,552
Intangible assets, net	28,670	31,863
Other assets	18,082	3,316
Total assets	$181,407	$144,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$45,171	$65,501
Income taxes payable	1,005	932
Common stock warrant liabilities	2	214
Operating lease liabilities, short-term	2,129	2,623
Partner company notes payable, short-term	5,625	—
Partner company installment payments - licenses, short-term	—	625
Other current liabilities	135	1,504
Total current liabilities	54,067	71,399

Notes payable, long-term, net	47,774	57,962
Operating lease liabilities, long-term	12,765	14,750
Other long-term liabilities	1,616	1,756
Total liabilities	116,222	145,867

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 31,005,170 and 27,908,839 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	31	28
Additional paid-in-capital	785,943	763,573
Accumulated deficit	(730,115)	(740,867)
Total stockholders' equity attributed to the Company	55,862	22,737

Non-controlling interests	9,323	(24,381)
Total stockholders' equity (deficit)	65,185	(1,644)
Total liabilities and stockholders' equity (deficit)	$181,407	$144,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product revenue, net	$17,025	$14,629	$45,173	$42,514
Revenue - related party	—	—	—	41
Other revenue	606	—	2,010	—
Net revenue	17,631	14,629	47,183	42,555

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	5,755	4,471	15,484	16,199
Amortization of acquired intangible assets	1,064	814	3,193	2,443
Research and development	208	9,446	12,268	46,941
Selling, general and administrative	17,415	21,993	81,670	60,867
Asset impairment	—	—	—	2,649
Total operating expenses	24,442	36,724	112,615	129,099
Loss from operations	(6,811)	(22,095)	(65,432)	(86,544)

Other income (expense)
Interest income	736	589	1,848	2,157
Interest expense and financing fee	(2,742)	(6,209)	(8,065)	(10,933)
Gain (loss) on common stock warrant liabilities	(2)	19	(399)	(578)
Gain from deconsolidation of subsidiary	—	—	27,127	—
Other income	17,672	1,071	17,599	1,334
Total other income (expense)	15,664	(4,530)	38,110	(8,020)
Income (loss) before income tax expense	8,853	(26,625)	(27,322)	(94,564)

Income tax expense (refund)	26	69	196	(24)
Net income (loss)	8,827	(26,694)	(27,518)	(94,540)

Attributable to non-controlling interests	(2,977)	13,827	38,270	55,308
Net income (loss) attributable to Fortress	$5,850	$(12,867)	$10,752	$(39,232)

Preferred A dividends declared and paid and/or cumulated, and Fortress' share of subsidiary deemed dividends	(2,174)	(2,173)	(6,436)	(7,006)
Net income (loss) attributable to common stockholders	$3,675	$(15,040)	$4,316	$(46,238)

Net income (loss) per common share attributable to common stockholders - basic	$0.13	$(0.76)	$0.16	$(2.43)
Net income (loss) per common share attributable to common stockholders - diluted	$0.11	$(0.76)	$0.14	$(2.43)

Weighted average common shares outstanding - basic	27,244,474	19,697,290	27,075,216	19,041,590
Weighted average common shares outstanding - diluted	33,100,961	19,697,290	30,695,996	19,041,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2025

	Series A Perpetual				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of June 30, 2025	3,427,138	$3	29,752,775	$30	$779,856	$(735,965)	$(6,541)	$37,383
Stock-based compensation expense	—	—	—	—	3,197	—	—	3,197
Issuance of common stock related to equity plans	—	—	106,378	—	—	—	—	—
Partner company's warrant exercises	—	—	—	—	7,144	—	—	7,144
Partner company’s at-the-market offering, net	—	—	—	—	6,891	—	—	6,891
Issuance of common stock under partner company’s ESPP	—	—	—	—	118	—	—	118
Partner company’s dividends declared and paid	—	—	—	—	(166)	—	—	(166)
Partner company’s exercise of options for cash	—	—	—	—	103	—	—	103
Exercise of warrants	—	—	1,258,382	1	1,687	—	—	1,688
Shares withheld related to net settlement of warrants	—	—	(112,365)	—	—	—	—	—
Non-controlling interest in partner companies	—	—	—	—	(12,887)	—	12,887	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	2,977	2,977
Net income attributable to common stockholders	—	—	—	—	—	5,850	—	5,850
Balance as of September 30, 2025	3,427,138	$3	31,005,170	$31	$785,943	$(730,115)	$9,323	$65,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2024

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of June 30, 2024	3,427,138	$3	22,587,038	$23	$739,086	$(721,235)	$(32,475)	$(14,598)
Stock-based compensation expense	—	—	—	—	6,573	—	—	6,573
Issuance of common stock related to equity plans	—	—	51,435	—	—	—	—	—
Issuance of common stock for equity offering, net	—	—	4,702,753	5	7,355	—	—	7,360
Warrants issued in conjunction with debt	—	—	—	—	1,314	—	—	1,314
Issuance of common stock for at-the-market offering, net	—	—	243,374	—	568	—	—	568
Partner companies' offerings, net	—	—	—	—	10,850	—	—	10,850
Partner company’s at-the-market offering, net	—	—	—	—	1,878	—	—	1,878
Issuance of common stock under partner company’s ESPP	—	—	—	—	124	—	—	124
Partner company’s dividends declared and paid	—	—	—	—	(176)	—	—	(176)
Partner companies' proceeds from options	—	—	—	—	63	—	—	63
Non-controlling interest in partner companies	—	—	—	—	(12,406)	—	12,406	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(13,827)	(13,827)
Net loss attributable to common stockholders	—	—	—	—	—	(12,867)	—	(12,867)
Balance as of September 30, 2024	3,427,138	$3	27,584,600	$28	$755,229	$(734,102)	$(33,896)	$(12,738)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2025

	Series A						Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2024	3,427,138	$3	27,908,839	$28	$763,573	$(740,867)	$(24,381)	$(1,644)
Stock-based compensation expense	—	—	—	—	26,280	—	—	26,280
Issuance of common stock related to equity plans	—	—	1,278,005	1	(1)	—	—	—
Issuance of common stock under ESPP	—	—	35,546	—	43	—	—	43
Redemption of partner company preferred shares	—	—	—	—	(265)	—	—	(265)
Issuance of common stock for at-the-market offering, net	—	—	539,563	1	1,008	—	—	1,009
Partner companies' offerings, net and warrant exercises	—	—	—	—	61,238	—	—	61,238
Partner companies' at-the-market offering, net	—	—	—	—	13,631	—	—	13,631
Issuance of common stock under partner company’s ESPP	—	—	—	—	217	—	—	217
Partner company’s dividends declared and paid	—	—	—	—	(498)	—	—	(498)
Exercise of warrants	—	—	1,355,582	1	2,279	—	—	2,280
Shares withheld related to net settlement of warrants	—	—	(112,365)	—	—	—	—	—
Partner company’s exercise of options for cash	—	—	—	—	343	—	—	343
Deconsolidation of subsidiary non-controlling interests	—	—	—	—	—	—	(9,931)	(9,931)
Non-controlling interest in partner companies	—	—	—	—	(81,905)	—	81,905	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(38,270)	(38,270)
Net income attributable to common stockholders	—	—	—	—	—	10,752	—	10,752
Balance as of September 30, 2025	3,427,138	$3	31,005,170	$31	$785,943	$(730,115)	$9,323	$65,185

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(27,518)	$(94,540)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	311	896
Loss on disposal of property and equipment	—	29
Bad debt (recovery) expense	(170)	823
Amortization of debt discount	1,065	1,754
Accretion of partner company convertible preferred shares	—	(737)
Gain on termination of partner company lease	(394)	—
Loss on extinguishment of debt	—	2,457
Amortization of acquired intangible assets	3,193	2,443
Settlement of partner company payables	(1,373)	—
Reduction in the carrying amount of operating lease right-of-use assets	1,467	2,366
Stock-based compensation expense	26,280	16,429
Change in fair value of investment	(15,075)	—
Expense (income) associated with warrant liabilities	399	427
Common shares issued for dividend on partner company's convertible preferred shares	—	114
Gain from deconsolidation of subsidiary	(27,127)	—
Asset impairment loss	—	2,649
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(7,582)	3,728
Inventory	2,613	(1,582)
Other receivables - related party	29	(7)
Prepaid expenses and other current assets	4,099	3,903
Other assets	309	939
Accounts payable and accrued expenses	(10,649)	(7,118)
Income taxes payable	73	7
Lease liabilities	(1,674)	(2,999)
Other liabilities	(1,509)	735
Net cash used in operating activities	(53,233)	(67,284)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	1,165	—
Net cash increase upon deconsolidation of subsidiary	8,956	—
Net cash provided by investing activities	10,121	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$—	$(4,016)
Proceeds from issuance of common stock for public offering, net	—	17,478
Proceeds from issuance of common stock for at-the-market offering, net	1,008	3,394
Proceeds from issuance of common stock under ESPP	43	51
Exercise of warrants for cash	2,279	30
Proceeds from partner companies' ESPP	217	257
Partner company’s dividends declared and paid	(498)	(528)
Partner company’s redemption of preferred shares	(265)	—
Proceeds from partner companies' equity offerings, options and warrant exercises, net	61,581	37,128
Proceeds from partner companies' at-the-market offering, net	13,631	3,657
Repayment of Oaktree Note	(5,506)	(51,000)
Repayment of partner company installment payments - licenses	(625)	(625)
Stock and warrants issued for exchange of partner company preferred shares	—	341
Proceeds from long-term debt, net	(130)	33,718
Proceeds from partner company's long-term debt, net	—	4,950
Net cash provided by financing activities	71,735	44,835
Net increase in cash and cash equivalents and restricted cash	28,623	(22,449)
Cash and cash equivalents and restricted cash at beginning of period	58,815	83,365
Cash and cash equivalents and restricted cash at end of period	$87,438	$60,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,678	$5,401
Cash paid for income taxes	$49	$115

Supplemental disclosure of non-cash financing and investing activities:
Exchange of partner company convertible preferred shares for common shares	$—	$3,408
Fair value of assets received by partner company in repurchase transaction	$—	$2,209
Fair value of supplies received by partner company expensed to research and development	$—	$2,509
Partner company accounts receivable write-off related to repurchase transaction	$—	$(6,967)
Partner company accounts payable write-off related to repurchase transaction	$—	$3,644
Partner company's deferred purchase consideration	$—	$(1,295)
Warrants issued in conjunction with debt	$—	$1,313
Unpaid debt offering cost	$—	$140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with its extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. The Company has executed arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, Dr. Reddy’s Laboratories, Ltd., and Sun Pharmaceutical Industries Limited (“Sun Pharma”).

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help its subsidiaries and partner companies achieve their goals. Partner and subsidiary companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, three partner companies are publicly-traded, and four subsidiaries have consummated strategic partnerships with industry leaders, including AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”), Sentynl Therapeutics, Inc. (“Sentynl”), Axsome Therapeutics, Inc. (“Axsome”), and Sun Pharma.

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTC: ATXI, “Avenue”), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”). Checkpoint Therapeutics, Inc. (“Checkpoint”), previously a partner company, was acquired by Sun Pharma in May 2025. Baergic Bio, Inc. (“Baergic”), previously a subsidiary of Avenue, was acquired by Axsome in November 2025.

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur losses from operations for the next several years as it continues to develop and commercialize its existing and new product candidates. The Company is also required to comply with the financial covenants in its loan agreements as described in Note 9. Current cash and cash equivalents as of September 30, 2025 of $38.6 million for Fortress and private subsidiaries primarily funded by Fortress (“Parent Entity”) are considered sufficient to fund the Parent Entity’s operations for at least 12 months following the date of filing of this Quarterly Report on 10-Q. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period classification. The Company has historically included amortization of acquired intangible assets within costs of goods sold on the consolidated statement of operations. For the three and nine-month periods ended September 30, 2025 and 2024, “Costs of goods sold – product revenue” as presented in the consolidated statement of operations was disaggregated into “Costs of goods sold – (excluding amortization of acquired intangible assets)” and “Amortization of acquired intangible assets”. This presentation has been conformed for all previous periods presented and has no impact on previously reported financial results.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Investment in Equity Securities

The Company invests in certain entities over which it holds significant influence but not control. Generally, such investments would be accounted for using the equity method of accounting. However, for those investments for which the Company has elected the fair value option, the Company measures such investments at fair value on the condensed consolidated balance sheet with subsequent changes in fair value recognized in other (income) expense, net on the Company’s condensed consolidated statement of operations. The Company elected the fair value option for certain investments that would otherwise have been accounted for using the equity method because the Company believes that fair value measurement provides more relevant information for users of its financial statements and is consistent with the Company’s investment strategy.

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of September 30, 2025, the Company had $1.2 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases. As of December 31, 2024, the Company had $1.6 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases and an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows as of the dates presented:

	September 30,
	2025	2024
Cash and cash equivalents	$86,218	$58,853
Restricted cash	1,220	2,063
Total cash and cash equivalents and restricted cash	$87,438	$60,916

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2024 Form 10-K other than the addition of the “Investment in Equity Securities” policy.

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 on December 31, 2025.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. Entities are required to apply the guidance on a prospective basis. This update will be effective for the interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the update to determine the impact the adoption will have on its consolidated financial statements.

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

On April 23, 2025, Checkpoint filed a definitive proxy statement relating to the Merger Agreement and established May 28, 2025 as the date for a special meeting of Checkpoint stockholders to vote on the Merger. Following the approval of the Merger by requisite majorities of holders of Checkpoint shares at the special meeting, the transaction closed on May 30, 2025. As a result of the Merger, the Company deconsolidated Checkpoint as of May 2025. The Company received $25.1 million in cash proceeds from the sale in June 2025, and an additional $2.9 million in cash proceeds in July 2025. After the effect of the deconsolidation of Checkpoint’s net liabilities of $10.8 million and non-controlling interests of $9.9 million, the Company recorded a $27.1 million gain on deconsolidation of Checkpoint in the accompanying condensed consolidated statements of operations. The Company considers the sale of Checkpoint to be consistent with its ongoing strategy to opportunistically monetize investments in biopharma companies and assets, and therefore concluded that the sale did not represent a strategic shift that would be accounted for as a discontinued operation.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Parent (directly or through its affiliates) is obligated to use, and to obligate its licensees to use, certain specified commercially reasonable efforts to (i) file a marketing authorization application for cosibelimab with the EMA within 12 months of the Closing Date or, to the extent any feedback or communications from, or expectations or requirements of, the EMA (including additional trial requirements) make it impracticable or inadvisable to file such marketing authorization application within such time period, as promptly thereafter as practicable, and (ii) achieve the Primary Milestone (as defined in the CVR Agreement) in its then-maximum value as promptly as practicable (including timely filing any appeals and curing any deficiencies identified in a relevant marketing authorization application by the relevant regulatory authority). Parent’s obligations to use such commercially reasonable efforts terminates on the earlier of (a) the Milestone Deadline Date and (b) the achievement of the Milestone. There can be no assurance that the Milestone will be achieved on or before the Milestone Deadline Date, or that any Milestone Payments will be made. The Company is treating the CVR as variable consideration that is constrained until the achievement of the specified milestones. As of September 30, 2025, the specified milestones have not been met, and the Company has not recorded any value associated with the CVR.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Royalty Agreement

Concurrently with the execution of the Merger Agreement, Checkpoint entered into a Royalty Agreement (the “Royalty Agreement”) with Parent and Fortress pursuant to which Fortress will receive a royalty interest right based on worldwide net sales of certain products of Checkpoint and Parent. The royalty interest right represents the right to receive quarterly cash payments of 2.5% of net sales of such products during the royalty period set forth in the Royalty Agreement. No royalty revenue was recognized for the three and nine months ended September 30, 2025.

Transition Services Agreement

Pursuant to the Merger Agreement, as of the Effective Time, Checkpoint and Fortress entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, from and after the Effective Time, Fortress will provide Checkpoint with certain transition services as set forth in the Transition Services Agreement, for the period of time and in exchange for the compensation set forth therein. The Transition Services Agreement ended on September 15, 2025.

Urica

On July 15, 2024, Urica entered into an asset purchase agreement (the “APA”), royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation incorporated in 2022 and seeded by life sciences institutional investors. Under the Transaction Documents, Urica sold the rights to its URAT1 inhibitor product candidate, dotinurad, which is in development for the treatment of gout, together with related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity. Urica’s equity position cannot be reduced below 15% of Crystalys’ fully-diluted equity capitalization until Crystalys raises $150 million from the sale of equity securities. The Company also has the right to appoint a voting director to Crystalys’ board of directors. The Company’s board rights and ownership percentage resulted in the Company applying the equity method of accounting for which the Company elected the fair value option.

The Transaction Documents also granted Urica a secured three percent (3%) royalty on future net sales of dotinurad to be paid by Crystalys. Crystalys is obliged to use commercially reasonable efforts to develop and commercialize dotinurad.

The APA also gave Urica the right, but not the obligation, to repurchase the sold assets for a repurchase price not to exceed $6.4 million plus accrued interest; the repurchase option expires upon the consummation by Crystalys of a qualified financing of at least $120 million by July 15, 2026.

In September 2025, Crystalys announced it had sold equity securities in a Series A financing to support the advancement of global Phase 3 clinical studies evaluating dotinurad for the treatment of gout. At September 30, 2025, Urica held approximately 15% of the fully-diluted equity of Crystalys, and remains eligible for anti-dilution.

Urica had recorded a liability for the $0.6 million received as reimbursement for clinical and development expenses, which was being accreted up to the repurchase price over the term of the repurchase option, and was not recognizing an asset for its ownership interest received in Crystalys until the expiration of the repurchase option. For the three and nine months ended September 30, 2025, Urica had recorded accretion of $0.7 million and $1.3 million, respectively, and for the three and nine months ended September 30, 2024, Urica recorded $0.3 million of accretion of the repurchase option price, which was booked to interest expense and financing fee in the condensed consolidated statement of operations.

With the closing of the Series A financing as referenced above, the repurchase option expired and Urica reversed the related $2.6 million liability, which was recognized as other income in the Company’s condensed consolidated statement of operations. The Company also recognized the equity held in Crystalys (see Note 6) within other assets in the Company’s condensed consolidated balance sheet based on its initial estimated fair value at the inception of the APA, which was nominal. The royalties represent variable consideration that is constrained and therefore no amounts of royalties were recognized as income.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

Under a share repurchase agreement between Avenue and InvaGen Pharmaceuticals, Inc. (“InvaGen”) under which Avenue repurchased all of InvaGen’s shares in Avenue, Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the net proceeds of future financings, until $4.0 million in the aggregate is paid to InvaGen. In connection with equity financings in the nine months ended September 30, 2025 and 2024, Avenue made payments totaling $0.2 million and $0.7 million, respectively, to InvaGen. Approximately $1.4 million in aggregate has been paid to InvaGen under the share repurchase agreement through the nine months ended September 30, 2025.

Mustang

Agreements with uBriGene

In 2023, Mustang entered into an Asset Purchase Agreement (together with amendments, the “Prior Asset Purchase Agreement”) with uBriGene (Boston) Biosciences, Inc., a Delaware corporation (“uBriGene”), pursuant to which Mustang agreed to sell its leasehold interest in its cell processing facility (the “Facility”), and associated assets relating to the manufacturing and production of cell and gene therapies at the Facility to uBriGene (the “Transaction”).

In July 2023, pursuant to the Prior Asset Purchase Agreement, Mustang completed the sale of all of its assets that primarily relate to the manufacturing and production of cell and gene therapies at the Facility (such operations, the “Transferred Operations” and such assets, the “Transferred Assets”) to uBriGene for upfront consideration of $6 million in cash. Mustang recorded a gain of $1.4 million in connection with the sale of the Transferred Assets, and recorded approximately $0.3 million of the base consideration as deferred income, which would have been recognized upon the transfer of the lease.

In connection with the Prior Asset Purchase Agreement, Mustang and uBriGene submitted a voluntary joint notice to the U.S. Committee on Foreign Investment in the United States (“CFIUS”). Following CFIUS’s review on May 13, 2024, Mustang, together with uBriGene and CFIUS, executed a National Security Agreement (the “NSA”), pursuant to which Mustang and uBriGene agreed to abandon the transactions related to the Prior Asset Purchase Agreement and the agreements entered into in connection therewith.

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

As consideration for the Repurchase Agreement, Mustang agreed to pay to uBriGene a total purchase price (the “Purchase Price”) of $1.4 million, which consisted of (i) an upfront payment of $0.1 million and (ii) a subsequent amount of $1.3 million due twelve months after the closing date (the “Deferred Amount”). Mustang has the ability to extend the payment obligation by increments of six months, with no limit on the number of extensions available to Mustang if Mustang’s net assets are below $20 million based on the most recent publicly reported financial statements prior to delivering written notice of the extension. In addition, if the Deferred amount is not paid in full after twelve months of the closing of the Repurchase Agreement, the outstanding amounts will accrue interest at a rate of 5% per annum. Additionally, in connection with the termination of the agreements described above under the Repurchase Agreement, Mustang agreed to forgive a net receivable from uBriGene of approximately $3.3 million, resulting in total purchase consideration in the Repurchase Transactions of approximately $4.7 million. As of September 30, 2025, the $1.3 million Deferred Amount remains recorded in Accrued Other Expenses (see Note 10).

Mustang allocated the total purchase consideration of $4.7 million to the Repurchased Assets on a relative fair value basis with $2.2 million attributable to the repurchased equipment and the remaining purchase consideration of $2.5 million was allocated to the supplies repurchased which were recognized as research and development expense. Mustang concluded that the disposal group, which included the repurchased equipment assets and associated supplies, with an aggregate value of approximately $2.2 million, met the criteria to be classified as held for sale at the date of acquisition. As of December 31, 2024, the disposal group had a fair value less costs to sell of approximately $1.2 million. In February 2025, Mustang completed the sale of these assets.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

4. Inventory

	September 30,	December 31,
($ in thousands)	2025	2024
Finished goods	$9,058	$11,381
Work-in-process	51	367
Raw materials	3,467	3,196
Inventory at cost	12,576	14,944
Inventory reserve	(758)	(513)
Total inventories	$11,818	$14,431

5. Property and Equipment

	Useful Life	September 30,	December 31,
($ in thousands)	(Years)	2025	2024
Computer equipment	3	$595	$595
Furniture and fixtures	5	1,017	1,017
Leasehold improvements	15	5,470	13,175
Buildings	40	581	581
Total property and equipment		7,663	15,368
Impairment - Leasehold Improvements		(2,176)	(2,176)
Less: Accumulated depreciation		(2,876)	(9,932)
Property and equipment, net		$2,611	$3,260

Fortress' depreciation expense for the three months ended September 30, 2025 and 2024 was approximately $0.1 million and $0.1 million, respectively, and was approximately $0.3 million and $0.9 million, respectively, for the nine months ended September 30, 2025 and 2024. Fortress’ depreciation expense is recorded in both research and development expense and general and administrative expense in the condensed consolidated statement of operations.

Asset Impairment - Mustang

In June 2024, Mustang concluded it had a triggering event requiring assessment of impairment for certain leasehold improvements and the related right-of-use asset. Mustang assessed the carrying value of the asset group consisting of the leasehold improvements and right-of-use asset in accordance with ASC 360, given the significant changes to Mustang’s operations, operating cash and the repurchase of equipment. The assessment of the recoverability of the asset group concluded that there was impairment on the carrying value of the asset group of approximately $2.6 million, which was allocated on a pro rata basis using the relative carrying amounts of the assets. Approximately $2.2 million of the impairment loss was allocated to the leasehold improvements, with the remaining $0.4 million allocated to the right-of-use asset.

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

6. Fair Value Measurements

Fair Value of Crystalys

Urica valued its equity holding in Crystalys using an option pricing model backsolve method (level 3 in the fair value hierarchy) to reassess the fair value of its investment in Crystalys after Crystalys announced a Series A financing and recognize additional shares received to maintain its 15% ownership percentage under the APA, resulting in an estimated fair value of $15.1 million which was recorded as other income in the condensed consolidated statement of operations during the three and nine months ended September 30,

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

2025. The following inputs were utilized to derive the value: risk free rate of return: 3.61%; volatility: 80%; and a discount for lack of marketability: 31.6%. There are significant judgments and estimates inherent in the determination of the fair value, such as those regarding the selection of comparable companies used in estimating volatility, and the probability of possible future events. Such estimates involve inherent uncertainties and the application of significant judgment. Changes in judgements could have a material impact on our results of operation.

Common Stock Warrant Liabilities

Warrants
($ in thousands)	liabilities
Balance at December 31, 2024	$214
Change in fair value of common stock warrants - Avenue	(14)
Change in fair value of common stock warrants - Checkpoint	108
Deconsolidation of Checkpoint	(306)
Balance at September 30, 2025	$2

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

Avenue

Avenue has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. Avenue’s outstanding warrants to purchase common stock were originally issued in October 2022 (the “October 2022 Warrants”). The October 2022 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. In connection with the Avenue January 2023 registered direct offering in January 2023, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $116.25, which was the offering price for the Avenue registered direct offering in January 2023. The Black-Scholes model was used to value the October 2022 Warrants as of September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, the liability associated with the October 2022 Warrants was approximately $2,000 and $16,000, respectively.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Avenue warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	September 30,	December 31
	2025	2024
Stock price	$ 0.79	$ 2.00
Risk-free interest rate	3.60%	4.27%
Expected dividend yield	—	—
Expected term in years	2.0	2.8
Expected volatility	160%	155%

As of September 30, 2025, no transfers occurred between Level 1, Level 2, and Level 3 instruments.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

7. Intangible Assets, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of the Journey intangible assets for the periods presented:

	Estimated Useful	September 30,	December 31,
($ in thousands)	Lives (Years)	2025	2024
Intangible assets – product licenses	3 to 15	$52,925	$52,925
Accumulated amortization		(21,112)	(17,919)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$28,670	$31,863

For the three months ended September 30, 2025 and 2024, Journey’s amortization expense related to its product licenses was $1.1 million and $0.8 million, respectively. For the nine months ended September 30, 2025 and 2024, Journey’s amortization expense related to its product licenses was $3.2 million and $2.4 million, respectively.

The future amortization of these intangible assets is as follows:

Total
For the years ended: ($ in thousands)	Amortization
Remainder of 2025	$1,065
2026	3,470
2027	2,775
2028	2,595
2029	2,595
Thereafter	12,228
Sub-total	$24,728
Asset not yet placed in service	3,942
Total	$28,670

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8. License Agreements

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility and have no alternate use. The purchase price of the licenses acquired is classified as research and development-licenses acquired in the unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2025 and 2024, there was no expense recognized for license acquisitions.

Journey

In June 2021, Journey entered a license, collaboration, and assignment agreement (the “Emrosi Agreement”) to obtain global rights for the development and commercialization of EmrosiTM (Minocycline Hydrochloride Extended-Release Capsules, 40mg), formerly known as DFD-29, for the treatment of rosacea with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets, namely in Armenia, Azerbaijan, Belarus, Brazil, Georgia, India Kazakhstan, Kyrgyzstan, Moldova, the People’s Republic of China, Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the terms and conditions of the Emrosi Agreement, Journey paid $10.0 million. In April 2024, Journey made a $3.0 million milestone payment to DRL, based on United Stated Food and Drug Administration (“FDA”) acceptance of the New Drug Application (“NDA”) for Emrosi, and in December of 2024 Journey made a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, the assets that had been the subject of the exclusive license related to Emrosi, including the NDA itself, the patents and other intellectual property, were assigned to Journey. Pursuant to the Emrosi Agreement, Journey may be required to make additional contingent regulatory and commercial milestone payments to DRL, totaling up to $150.0 million. Journey is required to pay royalties ranging from ten percent to fourteen percent on net sales of Emrosi, subject to a 50% reduction in the event that a generic competitor launches in an applicable country where Journey markets and sells Emrosi.

In January 2022, Journey entered into an Asset Purchase Agreement (the “Vyne APA”) with Vyne Therapeutics, Inc. (“Vyne”) to acquire two FDA approved products, Amzeeq® (minocycline) topical foam, 4%, and Zilxi® (minocycline) topical foam, 1.5%, for an upfront payment of $20.0 million and an additional $5.0 million payment on the one-year anniversary of the closing of the Vyne APA. The Vyne APA also provides for contingent net sales milestone payments: in the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, Journey will be required to make a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, in that year only, per product, totaling up to $450 million.

Part of the Vyne APA was Journey’s assumption of a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”), a Hong Kong biopharmaceutical company with experience in developing pharmaceutical products in the greater China region (the “Cutia Agreement”). Pursuant to the Cutia Agreement, Cutia was granted an exclusive license to obtain regulatory approval of and commercialize Amzeeq (topical 4% minocycline foam) and Zilxi (topical 1.5% minocycline foam) in mainland China, Taiwan, Hong Kong and Macau. Journey has agreed to supply the finished licensed products to Cutia for clinical and commercial use at an agreed price. Additionally, Journey will earn a royalty in the low single digit percentages on net sales of the licensed products by Cutia.

On November 11, 2024, Cutia received marketing approval for topical 4% minocycline foam from the National Medical Products Administration of the People’s Republic of China. The approval triggered a $1.0 million milestone payment to Journey. The $1.0 million milestone payment was recorded as a component of other revenue on the approval date of November 11, 2024, in the Consolidated Statements of Operations included in the Company’s 2024 Form 10-K. Journey received the cash payment from Cutia of $1.0 million on January 2, 2025. In August 2025, Journey began supplying Cutia with finished licensed products for Cutia’s commercial use. Journey recognized $0.6 million in Other revenue associated with the supply of Amzeeq to Cutia for the three and nine months ended September 30, 2025.

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

AnnJi agreed to make payments to Avenue of $1.6 million net of 20% tax withholding, with $0.8 million collected by Avenue in May 2025 and $0.8 million collected by Avenue in July 2025. The $1.6 million, less the $0.2 million as consideration for legal expenses, was recognized as other revenue as the performance obligations related to rights transferred to AnnJi were satisfied during the nine months ended September 30, 2025. Additionally, Avenue will be eligible to receive from AnnJi:

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Debt and Interest

Debt

Total debt consists of the following:

	September 30,	December 31,	Interest rate at
($ in thousands)	2025	2024	September 30, 2025	Maturity
2024 Oaktree Note	$29,789	$35,350	11.92%	July 2027
SWK Term Loan	25,000	25,000	14.47%	June 2028
Less: Discount on notes payable	(1,390)	(2,388)
Current portion of SWK Term Loan	(5,625)	—
Total notes payable, long term, net	$47,774	$57,962

As of September 30, 2025, the carrying value of the notes payable approximates their fair value as the interest rates are variable and approximate the market rates for loans with similar terms and risk characteristics.

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

Under the terms of the New Oaktree Agreement, the loans have a 30-month interest-only period with a maturity date of July 25, 2027, and bear interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 7.625% (subject to a 2.50% SOFR floor and a 5.75% SOFR cap). For the quarter ended September 30, 2025, the interest rate applicable to the 2024 Oaktree Note was 11.92%. The Company is required to make quarterly interest-only payments until the maturity date, except fifty percent of the then-outstanding principal balance of the loans is due on March 31, 2027, with the remaining principal amount due on the maturity date.

The Company may voluntarily prepay, in whole or in part, the amounts due under the New Oaktree Agreement at any time subject to a prepayment fee. Subject to prior written notice by the Company, to repay any amounts due prior to the maturity date, the Company must pay the sum of (A) the aggregate principal amount of the Loans being prepaid, (B) any accrued but unpaid interest on the principal amount of the Loans being prepaid, (C) any applicable Yield Protection Premium (as defined in the New Oaktree Agreement) and (D) if applicable, other unpaid amounts then due and owing pursuant to the New Oaktree Agreement and the other loan documents (such aggregate amount, the “Prepayment Price”); provided that each partial prepayment of the principal amount of the Loans shall be in an aggregate amount of at least $5.0 million and integral multiples of $1.0 million in excess thereof. The Company is required to make mandatory prepayments of the Loans with net cash proceeds from (i) certain casualty events, (ii) certain monetization events, including, among other things, certain asset sales and the sale(s) of priority review vouchers by certain subsidiaries of the Company, and the receipt by the Company of any dividend or other distributions in cash from any of its subsidiaries in excess of $5.0 million other than in connection with certain monetization events, (iii) debt issuances that are not permitted, and (iv) failure to comply with certain covenants. The lenders may elect to receive warrants to purchase common stock of the Company as an alternative to cash prepayments in some situations where a mandatory prepayment would otherwise be required. Due to the receipt of proceeds from the sale of Checkpoint (see Note 3), the Company made payments to Oaktree comprised of: $5.5 million in principal, $0.1 million in interest, and $0.3 million in Yield Protection Premium.

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

In connection with the New Oaktree Agreement, the Company granted a security interest in favor of Oaktree, for the benefit of the lenders, in substantially all of the Company’s assets, subject to customary exceptions, as collateral securing the Company’s obligations under the New Oaktree Agreement. Also in connection with the New Oaktree Agreement, the Company granted warrants to the lenders to purchase up to 506,390 shares of the Company’s common stock at a purchase price of $2.0735 per share (the “Warrants”), later reduced to $1.65 per share. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The exercise price of the Warrants will also be adjusted if, while the Warrants are outstanding, the Company engages in any transaction involving the issuance or sale of shares of Common Stock or equivalent securities at an effective price per share less than the exercise price of the Warrant then in effect (such lower price, the “Base Share Price”). In such case, the exercise price of the Warrants will be reduced to equal the Base Share Price. In connection with the financing consummated by the Company in September 2024, the Warrants had their exercise price reduced to $1.65 per share. The Warrants are exercisable from July 25, 2024, will expire on July 25, 2031 and may be net exercised for no cash payment at the holder’s election. The Company filed a registration statement to register the resale of the shares of Company common stock issuable upon exercise of the Warrants (see Note 13). In the three months ended September 30, 2025, Oaktree elected a cashless exercise of 253,195 Warrants, and as a result the Company issued 140,830 common shares to Oaktree.

The Company was in compliance with all applicable financial covenants under the New Oaktree Agreement as of September 30, 2025.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

SWK Term Loan

On December 27, 2023 (the “SWK Closing Date”), Journey entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”). The SWK Credit Agreement provides for a term loan facility (the “SWK Credit Facility”) in the original principal amount of up to $20.0 million. On the SWK Closing Date, Journey drew $15.0 million. On June 26, 2024, Journey drew the remaining $5.0 million under the SWK Credit Facility. On July 9, 2024, Journey entered into an amendment to the SWK Credit Agreement with SWK, which increased the original principal amount of the SWK Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to Journey receiving approval on or before June 30, 2025. Journey drew on the remaining $5.0 million relating to the FDA approval of Emrosi on November 25, 2024.

Pursuant to the terms under the SWK Credit Facility, repayments of principal were to commence in February 2026 in an amount equal to $1.9 million per quarter, or 7.5%, of the principal amount of funded Term Loans, with any remaining principal balance due on the maturity date. Term loans under the SWK Credit facility accrue interest, which is payable quarterly in arrears, and bear interest at a rate per annum equal to the three-month term SOFR (subject to SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly.

On September 25, 2025, Journey entered into the Third Amendment to the SWK Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, extends the maturity date of Journey’s existing SWK Credit Facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the SWK Credit Agreement, by lowering the applicable revenue threshold, measured based on the twelve months ended December 31, 2025, from $70.0 million to $60.0 million. Since the revenue threshold has not yet been met, Journey is presenting payments due within the next twelve months as current. Upon satisfaction of the revised revenue threshold, the interest-only period under the SWK Credit Facility will be extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026. Thereafter, Journey will be required to make quarterly principal payments equal to $2.5 million per quarter, or 10.0%, of the outstanding principal amount of the funded SWK Credit Facility, with any remaining principal balance due on the maturity date, as compared to the prior schedule of approximately $3.8 million per quarter, or 15.0% of the outstanding principal amount of the funded SWK Credit Facility, with any remaining principal balance due on the maturity date.

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

Upon repayment in full of the Term Loans, Journey will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, Journey paid an origination fee of $0.2 million on the SWK Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. Journey is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense in the Consolidated Statement of Operations. The effective interest rate on the SWK Term Loan as of September 30, 2025 was 14.47%.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of September 30, 2025, Journey was in compliance with the financial covenants under the SWK Credit Facility.

Interest Expense

Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan. The following table shows the components of interest expense for all debt arrangements during the periods presented:

	Three Months Ended September 30,
	2025			2024
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	$904	$204	$1,108	$861	$145	$1,006
2020 Oaktree Note	—	—	—	440	159	599
Loss on extinguishment of debt	—	—	—	—	3,582	3,582
Partner company notes payable	814	123	937	671	87	758
Partner company contingent call option accretion	677	—	677	261	—	261
Other	20	—	20	3	—	3
Total Interest Expense and Financing Fee	$2,415	$327	$2,742	$2,236	$3,973	$6,209

	Nine Months Ended September 30,
	2025			2024
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	$3,280	$717	$3,997	$861	$145	$1,006
2020 Oaktree Note	—	—	—	3,220	1,184	4,404
Loss on extinguishment of debt	—	—	—	—	3,582	3,582
Partner company convertible preferred shares	—	—	—	(290)	90	(200)
Partner company notes payable	2,417	348	2,765	1,656	212	1,868
Partner company contingent call option accretion[1]	1,283	—	1,283	261	—	261
Other	20	—	20	12	—	12
Total Interest Expense and Financing Fee	$7,000	$1,065	$8,065	$5,720	$5,213	$10,933

Note 1: Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3).

10. Accounts Payable and Accrued Expenses and Partner Company Installment Payments

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2025	2024
Accounts payable	$18,771	$31,636
Accrued expenses:
Professional fees	1,207	3,147
Salaries, bonus and related benefits	7,269	6,596
Research and development	454	8,509
Accrued royalties payable	2,090	1,374
Accrued coupon and rebates	9,764	6,200
Return reserve	2,408	3,124
Accrued inventory	—	1,303
Other	3,208	3,612
Total accounts payable and accrued expenses	$45,171	$65,501

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

11. Non-Controlling Interests

The Company’s ownership interests in its consolidated subsidiaries at September 30, 2025 was similar to December 31, 2024, with the exception of Checkpoint, which was deconsolidated due to the sale to Sun Pharma in May 2025 (see Note 3).

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

For the three months ended September 30, 2025 and 2024, the effect on the net income (loss) per share calculation from Series A Preferred dividends (paid and cumulated but undeclared) (see Note 13) was $2.0 million and $2.0 million, respectively, and partner company preferred and deemed dividends were $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the effect on the net income (loss) per share calculation from Series A Preferred dividends (paid and cumulated but undeclared) (see Note 13) was $6.0 million and $6.0 million, respectively, and partner company preferred and deemed dividends were $0.4 million and $1.0 million, respectively.

The following potentially dilutive securities would be excluded from the computation of net loss per common share as of the dates presented if the Company was in a net loss position:

	September 30,
	2025	2024
Warrants to purchase Common Stock	13,050,619	14,499,535
Options to purchase Common Stock	18,896	558,896
Unvested Restricted Stock and deferred Restricted Stock	2,368,386	1,804,742
Unvested Restricted Stock units and deferred Restricted Stock units	2,748,772	538,826
Total Potentially Dilutive Securities	18,186,673	17,401,999

The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$3,675	$(15,040)	$4,316	$(46,238)
Weighted average common shares outstanding - basic	27,244,474	19,697,290	27,075,216	19,041,590
Dilutive effect of potential common shares	5,856,487	—	3,620,780	—
Weighted average common shares outstanding - diluted	33,100,961	19,697,290	30,695,996	19,041,590

Net income (loss) per common share attributable to common stockholders - basic	$0.13	$(0.76)	$0.16	$(2.43)
Net income (loss) per common share attributable to common stockholders - diluted	$0.11	$(0.76)	$0.14	$(2.43)

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

During the nine months ended September 30, 2025, no dividends were declared by the Board of Directors. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets but are reflected in the net loss attributable to common shareholders (see Note 12). As of September 30, 2025, the Company had total undeclared dividends of approximately $10.0 million, which comprises the cumulated (but undeclared) dividends due to Series A Preferred shareholders for the nine months ended September 30, 2025 of $6.0 million and for the year ended December 31, 2024 of $4.0 million.

Stock-based Compensation

As of September 30, 2025, the Company had the following equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). As of September 30, 2025, approximately 7.8 million shares are available for issuance under the 2013 Plan, and approximately 1.0 million shares are available for issuance under the ESPP.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards and warrants for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Fortress:
Employee and non-employee awards	$990	$2,385	$6,514	$6,827
Executive awards	167	276	527	772

Partner Companies:
Avenue	163	331	523	714
Checkpoint	—	1,611	14,097	3,491
Mustang	23	42	106	(500)
Journey	1,854	1,640	4,513	4,720
Other	—	288	—	405
Total stock-based compensation expense	$3,197	$6,573	$26,280	$16,429

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$152	$1,216	$6,245	$2,943
Selling, general and administrative	3,045	5,357	20,035	13,486
Total stock-based compensation expense	$3,197	$6,573	$26,280	$16,429

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The following table summarizes Fortress stock option activities excluding activity related to Fortress subsidiaries and partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2024	558,896	$2.32	$186,300	6.02
Forfeited	(540,000)	—	—	—
Options vested and expected to vest at September 30, 2025	18,896	$20.55	$—	0.01
Options vested and exercisable at September 30, 2025	18,896	$20.55	$—	0.01

As of September 30, 2025, Fortress had no unrecognized stock-based compensation expense related to options. As of September 30, 2024, Fortress had $0.6 million in unrecognized stock-based compensation expense related to options.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries and partner companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2024	4,414,724	$12.87
Restricted stock granted	1,204,624	2.03
Restricted stock vested	(737,132)	37.13
Restricted stock units granted	500,000	2.61
Restricted stock units forfeited	(6,098)	—
Restricted stock units vested	(258,960)	25.36
Unvested balance at September 30, 2025	5,117,158	$5.20

As of September 30, 2025 and 2024, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $5.7 million and $6.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years and 1.0 years, respectively.

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

On January 1, 2025 and 2024, the Compensation Committee granted 454,163 shares and 216,465 shares each to Dr. Rosenwald and Mr. Weiss, respectively. Each of these four equity grants, made in accordance with the LTIP, represented 1% of total outstanding shares of the Company as of the dates of such grants. Restricted shares granted under the LTIP vest upon (i)(A) the Company achieving a specified increase in market capitalization since the grant date and (B) the participant remaining in service with the Company until (or being involuntarily terminated prior to) July 16, 2025, or (ii) a change in control of the Company, provided the eligible participant remains in service with the Company until the date of such transaction. If the restricted shares have not vested in accordance with the preceding sentence, they will be subject to a repurchase option by the Company at a nominal price for 90 days following the earlier of

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

July 16, 2025 or the participant’s voluntary separation from service with the Company. The fair value of each grant on the grant date was approximately $0.9 million for the 2025 grant and $0.7 million for the 2024 grant. For the three months ended September 30, 2025 and 2024, the Company recorded stock compensation expense related to LTIP grants of approximately $0.5 million and $1.7 million, respectively, and for the nine months ended September 30, 2025 and 2024, the Company recorded stock compensation expense related to LTIP grants of approximately $5.4 million and $5.0 million, respectively, on the unaudited condensed consolidated statement of operations.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress subsidiaries and partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2024	14,406,201	$2.15	$2,933,774	4.46
Exercised	(1,355,582)	1.67	—	—
Outstanding as of September 30, 2025	13,050,619	$2.20	$—	3.70
Exercisable as of September 30, 2025	13,050,619	$2.20	$—	3.70

During the nine months ended September 30, 2025, 1,102,387 warrants were exercised for gross proceeds of $2.3 million, and 253,195 warrants were exercised by Oaktree in a cashless exercise that resulted in the Company issuing 140,830 shares to Oaktree (see Note 9). As of September 30, 2025 Fortress had no unrecognized stock-based compensation expense related to warrants.

Capital Raises

2024 Shelf

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of September 30, 2025, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

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

At the Market Offering

During the nine months ended September 30, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 per share for gross proceeds of $1.0 million under the Company’s at-the-market offering program. During the nine months ended September 30, 2024, the Company issued and sold approximately 1.8 million shares at an average price of $1.95 for gross proceeds of $3.5 million under the Company’s at-the-market offering program. The at-the-market offering program is currently suspended as a result of the Company’s current ineligibility to use Form S-3 registration statements.

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

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2025 warrant exercises noted above. Accordingly, Checkpoint issued 18,500 shares of common stock to Fortress in the five months ended May 31, 2025. Pursuant to the Support Agreement between Fortress, Checkpoint and Sun Pharma, Fortress waived its right to receive any equity fee with respect to any equity issuances by Checkpoint (including those resulting from warrant exercise) that are effected subsequent to May 30, 2025, the date on which the Merger Agreement was executed (see Note 3).

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

Avenue At the Market Offering

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue was able to offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offers and sales of the shares were made pursuant the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the nine months ended September 30, 2025, Avenue issued 0.9 million shares through the Avenue ATM for net proceeds of $2.1 million. Avenue is no longer able to utilize the Avenue ATM as a result of the delisting of its stock from trading on the Nasdaq.

Pursuant to the Company’s Founders Agreement with Avenue, Avenue issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, Avenue issued 23,474 shares of common stock to Fortress for the nine-month period ended September 30, 2025.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Mustang 2024 Shelf Registration Statement and At-the-Market Offering (the “Mustang ATM”)

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of September 30, 2025, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the nine months ended September 30, 2025, Mustang issued approximately 54,000 shares through the Mustang ATM for net proceeds of approximately $0.6 million.

Mustang February 2025 Equity Offering

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants (the “Series C-2 Warrants”)to purchase up to 2,657,807 shares of common stock. Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and expired when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 Warrants expire five years from the date of stockholder approval and the Series C-2 Warrants expire twenty-four months from the date of stock holder approval. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds from the exercise of the Warrants, was approximately $6.8 million.

In July 2025, the remaining approximately 0.5 million of the Pre-Funded Warrants and approximately 2.4 million of the Series C-2 Warrants were exercised. In connection with these exercises, Mustang received approximately $7.1 million in proceeds and issued approximately 2.9 million shares of its common stock. As of September 30, 2025, all of the Series C-1 Warrants and 284,452 of the Series C-2 Warrants remain outstanding.

Pursuant to the Company’s Founders Agreement with Mustang, Mustang issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the equity offering and ATM sales noted above. Accordingly, Mustang issued 127,140 shares of common stock to Fortress for the nine-month period ended September 30, 2025.

Journey 2022 Shelf Registration Statement and At-the-Market Offering

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the nine months ended September 30, 2025, Journey issued and sold approximately 1.8 million shares of common stock for net proceeds of $10.9 million under the Journey ATM Sales Agreement. Effective as of August 28, 2025, Journey terminated the Journey ATM Sales Agreement. Following the termination, Journey may not offer or sell any additional shares of common stock under the Journey ATM Sales Agreement.

In August 2025, Journey executed a new At Market Issuance Sales Agreement (the “Journey 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC (each, an “Agent” and together, the “Agents”). In accordance with the terms

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

of the Sales Agreement, Journey may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal. As of September 30, 2025, Journey has not yet issued any shares under the Journey 2025 ATM Sales Agreement.

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

During three and nine months ended September 30, 2025 and 2024, the Company recorded the following as lease costs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Operating lease cost	$728	$762	$2,205	$1,997
Shared lease costs	(562)	(530)	(1,620)	(1,571)
Variable lease cost	75	238	339	628
Total lease expense	$241	$470	$924	$1,054

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Operating cash flows from operating leases	$(2,410)	$(2,744)
Weighted-average remaining lease term – operating leases (years)	3.5	3.9
Weighted-average discount rate – operating leases	6.1%	6.1%

Future Lease
($ in thousands)	Liability
Nine months ended December 31, 2025	$905
Year ended December 31, 2026	2,937
Year ended December 31, 2027	2,940
Year ended December 31, 2028	2,967
Year ended December 31, 2029	3,011
Other	5,114
Total operating lease liabilities	17,874
Less: present value discount	(2,980)
Net operating lease liabilities, short-term and long-term	$14,894

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

Shared Services Agreement with TG Therapeutics, Inc. (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the Agreement, TGTX reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX-related projects. In connection with the shared services agreement, for the three months ended September 30, 2025 and 2024 the Company invoiced TGTX $0.1 million and $0.1 million, respectively; and for the nine months ended September 30, 2025 and 2024 the Company invoiced TGTX $0.7 million and $0.8 million, respectively. At September 30, 2025, approximately $41,000 was due from TGTX related to this arrangement.

Desk Share Agreement with TGTX

The Desk Share Agreement between the Company and TGTX, as amended, requires TGTX to pay 65% of the average annual rent for the Company’s New York, NY office space. Additionally, the Company has reserved the right to execute desk share agreements with other third parties and those arrangements will affect the cost of the lease actually borne by the Company. Each initial desk share agreement has a term of five years. In connection with the Company’s Desk Share Agreement with TGTX for the New York, NY office space, for the three months ended September 30, 2025 and 2024, the Company had paid $0.7 million and $0.7 million in rent, respectively, and invoiced TGTX approximately $0.5 million and $0.5 million, respectively, for their prorated share of the rent base. For the nine months ended September 30, 2025 and 2024, the Company had paid $2.0 million and $2.2 million in rent, respectively, and invoiced TGTX approximately $1.4 million and $1.4 million, respectively, for their prorated share of the rent base. At September 30, 2025, there was no amount due from TGTX related to this arrangement.

Additionally, Fortress allocates a small portion of its rent and office related costs to Mustang on a monthly basis.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Board Services Agreement

In December 2016, Checkpoint entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement with Checkpoint to Hawkins BioVentures, LLC, also owned by Michael Weiss. For the five months ended May 31, 2025 and nine months ended September 30, 2024, Checkpoint recognized $0.2 million and $0.1 million in expenses, respectively, related to the advisory agreement, including $0.2 million and $47,000, respectively, in expenses related to annual equity incentive grants. As of May 2025, Checkpoint was deconsolidated due to the sale to Sun Pharma (see Note 3).

In January 2017, Mustang entered into an advisory agreement effective January 1, 2017 with Caribe to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended September 30, 2025 and 2024, Mustang recognized approximately $15,000 and $15,000 in expenses related to the advisory agreement, respectively. For the nine months ended September 30, 2025 and 2024, Mustang recognized approximately $45,000 and $45,000 in expenses related to the advisory agreement, respectively.

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is also the Executive Chairman of Journey. Under the terms of the arrangement, Journey began reimbursing the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey-related projects following the completion of its initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the three months ended September 30, 2025 and 2024, the Company’s employees have provided services to Journey totaling approximately $9,000 and $8,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s employees have provided services to Journey totaling approximately $31,000 and $26,000, respectively. At September 30, 2025, the Company’s total related party receivable due from Journey was $0.8 million, and primarily relates to reimbursable expenses incurred by Fortress on behalf of Journey.

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold 320,000 shares of its 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of September 30, 2025, there remain 320,000 shares of Cyprium PPS outstanding. The Cyprium PPS is fully and unconditionally guaranteed by Fortress.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

16. Segment Information

The Company’s reportable segments for operating income (loss) for the three and nine months ended September 30, 2025 and 2024 consist of the following ($ in thousands):

Three Months Ended September 30, 2025	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Product revenue, net	$17,025	$—	$—	$—	$17,025
Other revenue	606	—	—	—	606
Net revenue	17,631	—	—	—	17,631

Cost of goods	5,755	—	—	—	5,755
Intangible assets amortization	1,064	—	—	—	1,064
Research and development	287	177	(333)	77	208
Selling, general and administrative	12,054	547	957	3,857	17,415
Total operating expenses	19,160	724	624	3,934	24,442
Loss from operations	(1,529)	(724)	(624)	(3,934)	(6,811)

Interest income	154	34	156	392	736
Interest expense and financing fee	(937)	—	—	(1,805)	(2,742)
Loss on common stock warrant liabilities	—	(2)	—	—	(2)
Other income (expense)	(3)	—	—	17,675	17,672
Total other income (expense)	(786)	32	156	16,262	15,664
Income (loss) before income tax expense	(2,315)	(692)	(468)	12,328	8,853

Income tax expense	—	—	—	26	26
Segment net income (loss)	$(2,315)	$(692)	$(468)	$12,302	$8,827

Attributable to non-controlling interests					(2,977)

Net income attributable to Fortress					$5,850

Intersegment activity[2]:
Research and development	$—	$63	$63	$(125)	$—
Selling, general and administrative	$—	$63	$242	$(304)	$—

Other Significant Items:
Equity method investment held by Urica	$—	$—	$—	$15,075	$15,075
Segment assets	$85,191	$3,725	$19,361	$73,131	$181,407
Stock-based compensation - Research & development	$—	$31	$1	$120	$152
Stock-based compensation - Selling, general and administrative	$1,854	$132	$22	$1,037	$3,045

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2:	Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended September 30, 2024	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$14,629	$—	$—	$—	$—	$14,629
Revenue - related party	—	—	—	—	—	—
Net revenue	14,629	—	—	—	—	14,629

Cost of goods	4,471	—	—	—	—	4,471
Intangible assets amortization	814	—	—	—	—	814
Research and development	842	2,327	6,366	57	(146)	9,446
Selling, general and administrative	11,396	829	3,358	1,400	5,010	21,993
Total operating expenses	17,523	3,156	9,724	1,457	4,864	36,724
Loss from operations	(2,894)	(3,156)	(9,724)	(1,457)	(4,864)	(22,095)

Interest income	188	51	2	48	300	589
Interest expense and financing fee	(758)	—	—	(1)	(5,450)	(6,209)
Gain on common stock warrant liabilities	—	18	—	—	1	19
Other income (expense)	1,074	—	(3)	—	—	1,071
Total other income (expense)	504	69	(1)	47	(5,149)	(4,530)
Loss before income tax expense	(2,390)	(3,087)	(9,725)	(1,410)	(10,013)	(26,625)

Income tax expense	—	—	—	—	69	69
Segment net loss	$(2,390)	$(3,087)	$(9,725)	$(1,410)	$(10,082)	$(26,694)

Attributable to non-controlling interests						13,827

Net loss attributable to Fortress						$(12,867)

Intersegment activity[2]:
Research and development	$—	$63	$—	$63	$(125)	$—
Research and development - licenses acquired	$—	$—	$—	$—	$—	$—
Selling, general and administrative	$—	$63	$125	$242	$(429)	$—

Other Significant Items:
Segment assets	$64,044	2,625	5,179	7,193	48,044	$127,085
Stock-based compensation - Research & development	$150	$89	$543	$(10)	$444	$1,216
Stock-based compensation - Selling, general and administrative	$1,490	$242	$1,068	$52	$2,505	$5,357

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2: Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Product revenue, net	$45,173	$—	$—	$—	$—	$45,173
Other revenue	606	1,404	—	—	—	2,010
Net revenue	45,779	1,404	—	—	—	47,183

Cost of goods	15,484	—	—	—	—	15,484
Intangible assets amortization	3,193	—	—	—	—	3,193
Research and development	326	780	10,775	(1,199)	1,586	12,268
Selling, general and administrative	34,505	2,955	27,263	2,961	13,986	81,670
Total operating expenses	53,508	3,735	38,038	1,762	15,572	112,615
Loss from operations	(7,729)	(2,331)	(38,038)	(1,762)	(15,572)	(65,432)

Interest income	441	96	90	379	842	1,848
Interest expense and financing fee	(2,765)	—	—	—	(5,300)	(8,065)
Gain (loss) on common stock warrant liabilities	—	14	(108)	—	(305)	(399)
Gain from deconsolidation of subsidiary	—	—	—	—	27,127	27,127
Other expense	(71)	—	(3)	—	17,673	17,599
Total other income (expense)	(2,395)	110	(21)	379	40,037	38,110
Income (loss) before income tax expense	(10,124)	(2,221)	(38,059)	(1,383)	24,465	(27,322)

Income tax expense	60	—	—	—	136	196
Segment net income (loss)	$(10,184)	$(2,221)	$(38,059)	$(1,383)	$24,329	$(27,518)

Attributable to non-controlling interests						38,270

Net income attributable to Fortress						$10,752

Intersegment activity[3]:
Research and development	$—	$188	$—	$125	$(313)	$—
Selling, general and administrative	$—	$242	$261	$519	$(1,022)	$—

Other Significant Items:
Equity method investment held by Urica	$—	$—	$—	$—	$15,075	$15,075
Segment assets	$85,191	$3,725	$—	$19,361	$73,131	$181,407
Stock-based compensation - Research & development	$—	$102	$4,782	$(10)	$1,371	$6,245
Stock-based compensation - Selling, general and administrative	$4,513	$421	$9,315	$116	$5,670	$20,035

Note 1:Checkpoint results through May 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).

Note 2: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 3:	Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2024	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$42,514	$—	$—	$—	$—	$42,514
Revenue - related party	—	—	41	—	—	41
Net revenue	42,514	—	41	—	—	42,555

Cost of goods	16,199	—	—	—	—	16,199
Intangible assets amortization	2,443	—	—	—	—	2,443
Research and development	9,639	6,080	19,343	8,221	3,658	46,941
Selling, general and administrative	30,144	3,607	8,043	4,358	14,715	60,867
Asset impairment	—	—	—	2,649	—	2,649
Total operating expenses	58,425	9,687	27,386	15,228	18,373	129,099
Loss from operations	(15,911)	(9,687)	(27,345)	(15,228)	(18,373)	(86,544)

Interest income	566	152	9	314	1,116	2,157
Interest expense and financing fee	(1,869)	—	—	118	(9,182)	(10,933)
Gain (loss) on common stock warrant liabilities	—	(759)	—	—	181	(578)
Other income (expense)	1,021	157	(4)	(4)	164	1,334
Total other income (expense)	(282)	(450)	5	428	(7,721)	(8,020)
Loss before income tax expense	(16,193)	(10,137)	(27,340)	(14,800)	(26,094)	(94,564)

Income tax refund	—	—	—	—	(24)	(24)
Segment net loss	$(16,193)	$(10,137)	$(27,340)	$(14,800)	$(26,070)	$(94,540)

Attributable to non-controlling interests						55,308

Net loss attributable to Fortress						$(39,232)

Intersegment activity[2]:
Research and development	$—	$188	$—	$188	$(376)	$—
Selling, general and administrative	$—	$372	$1,090	$379	$(1,841)	$—

Other Significant Items:
Segment assets	$64,044	$2,625	$5,179	$7,193	$48,044	$127,085
Stock-based compensation - Research & development	$466	$179	$1,629	$(650)	$1,319	$2,943
Stock-based compensation - Selling, general and administrative	$4,254	$535	$1,862	$150	$6,685	$13,486

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2: Segment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products: Emrosi, Qbrexza, Amzeeq, Zilxi, Accutane, Exelderm, Targadox, and Luxamend. All of Journey’s product revenues are recorded in the U.S. Other revenue for the three months ended September 30, 2025 consists of $0.6 million recognized by Journey related to the Cutia Agreement (see Note 8). Other revenue for the nine months ended September

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

30, 2025, in addition to the Cutia Agreement revenue of $0.6 million, includes $1.4 million recognized by Avenue related to the AnnJi license termination and program transfer (see Note 8).

The table below summarizes the Company’s net revenue for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Emrosi	$4,883	$—	$9,748	$—
Qbrexza	7,361	7,583	19,470	19,435
Accutane	2,769	3,996	9,818	15,534
Vyne acquisition products (Amzeeq & Zilxi)	1,311	2,100	3,973	4,703
Other / legacy product revenue	701	950	2,164	2,842
Revenue – related party	—	—	—	41
Other revenue	606	—	2,010	—
Total net revenue	$17,631	$14,629	$47,183	$42,555

Significant Customers

For the three and nine month periods ending September 30, 2025 and 2024, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At September 30, 2025, none of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance. At December 31, 2024, one of the Company’s dermatology products customers accounted for more than 10% of its total accounts receivable balance at 10.3%.

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

On July 4, 2025, President Donald J. Trump signed the "One Big Beautiful Bill Act" (OBBBA) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to interest limitations, and expanded compensation deductibility limits aggregation requirements. As the Company maintains a full valuation allowance on its deferred tax assets, the legislation does not have a material impact on our financial statements for the quarter ended September 30, 2025, and we do not expect it to have a material impact on its 2025 effective income tax rate.

Income tax expense for the three and nine months ended September 30, 2025 and 2024 is based on the estimated annual effective tax rate, and includes interest related to unrecognized tax benefits and estimated state income taxes. The Company expects a net deferred tax asset with a full valuation allowance and 0% estimated annual effective tax rate for 2025. Income tax expense recognized for the three and nine months ended September 30, 2025 was approximately $26,000 and $0.2 million, respectively. For the three months ended September 30, 2024, income tax expense recognized was $0.1 million, and for the nine months ended September 30, 2024, an income tax benefit of approximately $24,000 was recognized.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

19. Subsequent Events

In October 2025, the Company amended its lease for its Waltham, MA office space at an average annual rent of $0.3 million. The term of the amendment commences on January 1, 2026 and expires on February 28, 2029.

In November 2025, Avenue announced the acquisition of its subsidiary Baergic by Axsome. Under the terms of the stock purchase agreement, Baergic shareholders will receive a $0.3 million upfront payment (less transaction expenses) and are eligible to receive as contingent consideration: (i) milestone payments of up to $2.5 million upon the occurrence of certain development and regulatory events for the first indication for AXS-17 (formerly known as BAER-101) and $1.5 million for each indication thereafter, (ii) up to $79 million in potential sales-based commercial milestones, and (iii) a tiered mid-to-high single-digit royalty on potential global net sales of AXS-17. Avenue expects to receive approximately 74% of all future payments and royalties payable under the agreement.

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

Overview

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with its extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. We have executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center (“COH” or “City of Hope”), Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, Dr. Reddy’s Laboratories, Ltd., and Sun Pharmaceutical Industries Limited (“Sun Pharma”).

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and finance expertise to help its subsidiaries and partner companies achieve their goals. Partner and subsidiary companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, three partner companies are publicly-traded, and four subsidiaries have consummated strategic partnerships with industry leaders, including AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”), Sentynl Therapeutics, Inc. (“Sentynl”), Axsome Therapeutics, Inc. (“Axsome”), and Sun Pharma.

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTC: ATXI, “Avenue”), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”). Checkpoint Therapeutics, Inc. (“Checkpoint”), previously a partner company of ours, was acquired by Sun Pharma in May 2025. Baergic Bio, Inc. (“Baergic”), previously a subsidiary of Avenue, was acquired by Axsome in November 2025.

Recent Events

Revenue

●	For the three months ended September 30, 2025 and 2024, net revenue was $17.6 million and $14.6 million, respectively, and is primarily related to the sale of Journey’s marketed products.
●	For the three months ended September 30, 2025, net revenue included $0.6 million related to Journey’s supply of Amzeeq to Cutia Therapeutics (HK) Limited (“Cutia”).
●	For the nine months ended September 30, 2025 and 2024, net revenue was $47.2 million and $42.6 million, respectively, and is primarily related to the sale of Journey’s marketed products.
●	For the nine months ended September 30, 2025, net revenue included $1.4 million related to Avenue’s termination of its license agreement with AnnJi Pharmaceutical Co. Ltd. (“AnnJi”), and $0.6 million related to Journey’s supply of Amzeeq to Cutia.

Emrosi (Minocycline Hydrochloride Extended-Release Capsules, 40mg, also known as DFD-29, for the treatment of rosacea)

●	In July 2025, our partner company Journey announced expanded payer coverage for Emrosi™ (Minocycline Hydrochloride Extended-Release Capsules, 40mg) where 65% of the 187 million commercial lives in the United States now have pharmacy benefit coverage for Emrosi.
●	In November 2024, Journey announced that the FDA approved Emrosi for the treatment of inflammatory lesions of rosacea in adults, and Journey subsequently launched Emrosi in March 2025.
●	Emrosi was developed for the treatment of rosacea at our partner company, Journey, in collaboration with Dr. Reddy’s Laboratories Ltd.

Late Stage Product Candidates

UNLOXCYT™  (cosibelimab-ipdl, anti-PD-L1 antibody)

●	In May 2025, our partner company, Checkpoint, was acquired by Sun Pharmaceutical Industries, Inc. (“Sun Pharma”) for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval of Checkpoint’s principal drug product candidate. Fortress received $28.0 million and is eligible for a 2.5% royalty on net sales of UNLOXCYT as well as up to $4.8 million upon achievement of the contingent value right.
●	On December 13, 2024, Checkpoint received approval from the FDA for UNLOXCYT (cosibelimab-ipdl), for the treatment of metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) in adults who are not candidates for curative surgery or radiation.
●	Cosibelimab was sourced by Fortress and developed at Checkpoint, which was acquired by Sun Pharma in May 2025.

Triplex (cytomegalovirus vaccine and immunotherapy)

●	Triplex, a potential vaccine and immunotherapy for prevention and control of cytomegalovirus (“CMV”), is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in early 2026. The study aims to show that vaccination with Triplex can safely elicit a CMV-specific immune response and reduce asymptomatic CMV replication in a population of people with HIV on suppressive antiretroviral therapy. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to placebo, and thus, potentially reduce related mortality and morbidity (NCT05099965).
●	In January 2025, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 clinical trial to evaluate Triplex when administered to human leukocyte antigen (“HLA”) matched related stem cell donors to reduce CMV events in patients undergoing hematopoietic stem cell transplantation (“HSCT”). The trial is funded by a grant from the National Cancer Institute (“NCI”) (NCT06059391).

●	Triplex is currently also the subject of multiple other ongoing clinical trials, including: a Phase 1/2 trial for CMV control in pediatric recipients of HSCT (NCT03354728); a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 CAR T cell therapy for the treatment of non-Hodgkin lymphoma (NCT05432635); a Phase 2 trial for safety and effectiveness in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant (NCT02506933); a Phase 1 trial of Triplex in combination with CAR T cell therapy for adults with non-Hodgkin lymphoma (NCT05801913); and a Phase 1 trial of Triplex in combination with an allogeneic anti-CD19-CAR CMV-specific T cell therapy for adults with high-risk acute lymphoblastic leukemia (NCT06735690).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $150 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which, together with the upfront payment, would total up to approximately $182 million.
●	There are two ongoing global Phase 3 pivotal studies of CAEL-101 (also known as anselamimab) for Mayo Stage IIIa and Mayo Stage IIIb amyloid light-chain amyloidosis (“AL amyloidosis”), known as Cardiac Amyloid Reaching for Extended Survival (“CARES”) (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825). (Information on clinicaltrials.gov does not constitute part of this Quarterly Report on Form 10-Q.).
●	On July 16, 2025, AstraZeneca announced an update from its Cardiac Amyloid Reaching for the CARES Phase 3 clinical program showing that anselamimab did not achieve statistical significance for the primary endpoint compared to placebo in patients with Mayo stages IIIa and IIIb AL amyloidosis. The primary endpoint was defined as a hierarchical combination of time to all-cause mortality (“ACM”) and frequency of cardiovascular hospitalizations (“CVH”). All patients in the clinical program received background standard of care for plasma cell dyscrasia. AstraZeneca stated that anselamimab showed highly clinically meaningful improvement in time to ACM and frequency of CVH in a prespecified subgroup of patients, compared to placebo (although AstraZeneca did not further characterize this subgroup). AstraZeneca also reported that anselamimab was well tolerated, with the majority of events balanced between the anselamimab treatment arm and the placebo arm. AstraZeneca indicated that the company plans to submit the pre-specified subgroup analysis from the CARES trials with regulatory authorities.
●	CAEL-101 was sourced by Fortress and was developed by Caelum (founded by Fortress) until the acquisition by AstraZeneca of Caelum in October 2021.

CUTX-101 (copper histidinate for Menkes disease)

●	In October 2025, Cyprium announced that the FDA had issued a Complete Response Letter (“CRL”) to Sentynl for CUTX-101 (copper histidinate for Menkes disease). The CRL noted cGMP deficiencies had been observed at the facility where CUTX-101 is manufactured, and Sentynl expects to resubmit the CUTX-101 NDA shortly. The CRL did not cite any other approvability concerns, nor did it identify any deficiencies in CUTX-101’s efficacy and safety data.
●	In December 2023, Cyprium completed the asset transfer of CUTX-101 to Sentynl. Sentynl is obligated under the applicable agreement to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, Cyprium remains eligible to receive up to $129 million in aggregate development and sales milestones under the Agreement and royalties on net sales of CUTX-101 ranging from 3% to 12.5% on tiered annual net sales. Cyprium will retain 100% ownership over any FDA priority review voucher that may be issued at the NDA approval for CUTX-101.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

Early Stage Product Candidates

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In October 2025, Urica announced that Crystalys Therapeutics, Inc. (“Crystalys”), in which Urica maintains an equity position, announced a $205 million Series A financing to support the advancement of global Phase 3 clinical studies evaluating dotinurad for the treatment of gout.
●	Also in October 2025, Urica announced the first patients were dosed in two randomized, double-blind, multicenter global Phase 3 trials, (ClinicalTrials.gov identifiers: the RUBY study (NCT07089875) and the TOPAZ study (NCT07089888)) evaluating dotinurad, a next-generation, once daily oral, URAT1 inhibitor with potential for best-in-class safety and efficacy for the treatment of gout.
●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys. Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica transferred substantially all intellectual property rights in dotinurad to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity, including certain anti-dilution provisions through the raise of $150 million in equity securities. The Transaction Documents also granted Urica a secured 3% royalty on future net sales of dotinurad.
●	Dotinurad was approved in Japan in 2020 as a once-daily oral therapy for gout and hyperuricemia.
●	Dotinurad was sourced by Fortress and was in development at our Urica subsidiary until the asset was acquired by Crystalys in July 2024.

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In July 2025, the FDA granted Orphan Drug Designation to Mustang for MB-101 (IL13Ra2-targeted CAR T-cells) for the treatment of recurrent diffuse and anaplastic astrocytoma and glioblastoma. MB-101 received Orphan Drug Designation on time and with a designation that is broader than the indication proposed.
●	We are currently exploring with COH the launch of an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent refractory glioblastoma (“GBM”) and high-grade astrocytoma with MB-109 that could potentially be initiated in the second quarter of 2026.
●	MB-101 has completed the treatment phase of the Phase 1 study in patients with IL13Rα2 recurrent/refractory malignant glioma sponsored by City of Hope (ClinicalTrials.gov identifier: NCT02208362) and is currently in three ongoing clinical trials sponsored by City of Hope for glioblastoma in adults and children (ClinicalTrials.gov identifiers: NCT04003649, NCT04661384, NCT04510051).
●	MB-108 has completed a Phase 1 clinical trial in patients with recurrent GBM sponsored by the University of Alabama at Birmingham (“UAB”) (ClinicalTrials.gov identifier: NCT03657576) and UAB is planning to initiate a Phase 1b study in early 2026 for the treatment of patients with recurrent malignant glioma (ClinicalTrials.gov identifier: NCT06614855).
●	MB-101, MB-108, and MB-109 are currently in development at our partner company, Mustang.

MB-106 (CD20-targeted CAR T-cell therapy)

●	Mustang is currently pursuing the development of MB-106,in collaboration with the Fred Hutch Cancer Center (“Fred Hutch”), for autoimmune diseases pursuant to a license agreement originally executed with Fred Hutch in 2017 (the “CD20 License”).
●	In September 2025, Mustang received notice from Fred Hutch of its intent to terminate the CD20 License for cause in connection with unpaid patent expenses and maintenance fees. A 90-day cure period is applicable under the CD20 License. Mustang intends to negotiate the terms of an arrangement with Fred Hutch pursuant to which the CD20 License is terminated (together with related agreements) in exchange for potential consideration remunerable to Mustang.
●	MB-106 was sourced by Fortress and is currently in development at our partner company, Mustang.

BAER-101 (GABAA α2/3 positive allosteric modulator)

●	In November 2025, Avenue announced it had entered into an agreement for Baergic to be acquired by Axsome, including the global rights to BAER-101 (also known as AZD7325), a novel oral GABAA α2,3 subtype-selective receptor positive allosteric modulator (PAM). BAER-101 was originally licensed by Baergic from AstraZeneca AB and will be referred to as AXS-17 by Axsome going forward. Axsome intends to evaluate AXS-17 as a potential treatment for epilepsy.
●	BAER-101 was sourced by Fortress and was in development at Baergic, a majority-owned subsidiary of Avenue, until its sale to Axsome in November 2025.

General Corporate and Other – Public Subsidiaries

●	In the quarter ended September 30, 2025, the Company received gross proceeds of $1.7 million from warrant exercises.
●	In the quarter ended September 30, 2025, Journey issued approximately 1.0 million shares of common stock for net proceeds of $6.9 million under the Journey At the Market Offering (“ATM”).
●	In July 2025, Mustang received gross proceeds of $7.1 million from warrant exercises.
●	Due to the receipt of $28 million of proceeds from the sale of Checkpoint in May 2025, the Company made payments to Oaktree comprising: $5.5 million in principal, $0.1 million in interest, and $0.3 million in Yield Protection Premium. At September 30, 2025, the outstanding principal balance of the 2024 Oaktree Note was $29.8 million.
●	In June 2025, Journey Medical joined the small-cap Russell 2000® Index and the broad-market Russell 3000® Index, effective after the close of U.S. equity markets on June 27, 2025, as a result of their 2025 annual Russell Index reconstitution.
●	In March 2025, Avenue received a notice from The Nasdaq Stock Market LLC that Avenue’s common stock would be suspended at the open of trading on March 19, 2025. Avenue’s common stock was subsequently formally delisted from the Nasdaq Capital Market in July 2025. Avenue’s common stock began trading under the symbol “ATXI” on the OTC Markets system on March 19, 2025. Avenue currently plans to continue to file its required periodic reports and other filings with the SEC.
●	In February 2025, Mustang announced it had concurrently exited the lease for its manufacturing facility in Worcester, Massachusetts and sold certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million.
●	In January 2025, Mustang effected a 1-for-50 reverse stock split to achieve compliance with the minimum bid price listing requirement of the Nasdaq Capital Market.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “2024 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2024 other than the addition of the “Investment in Equity Securities” policy.

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

The following table summarizes the Company’s ownership of the issued and outstanding common and preferred shares in certain consolidated Fortress subsidiaries as of the date indicated:

September 30,
Partner Company/Subsidiary	2025
Avenue (OTC: ATXI)	10.3%
Cellvation	79.6%
Checkpoint[1]	—%
Cyprium	73.9%
Helocyte	83.4%
Journey (Nasdaq: DERM)	37.4%
Mustang (Nasdaq: MBIO)	4.0%
Oncogenuity	73.9%
Urica	69.6%

Note 1:Checkpoint was acquired in May 2025 by Sun Pharma.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$17,025	$14,629	$2,396	16%
Other revenue	606	—	606	100%
Net revenue	17,631	14,629	3,002	21%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	5,755	4,471	1,284	29%
Amortization of acquired intangible assets	1,064	814	250	31%
Research and development	208	9,446	(9,238)	(98)%
Selling, general and administrative	17,415	21,993	(4,578)	(21)%
Total operating expenses	24,442	36,724	(12,282)	(33)%
Loss from operations	(6,811)	(22,095)	15,284	(69)%

Other income (expense)
Interest income	736	589	147	25%
Interest expense and financing fee	(2,742)	(6,209)	3,467	(56)%
Gain (loss) on common stock warrant liabilities	(2)	19	(21)	(111)%
Other income	17,672	1,071	16,601	1,550%
Total other income (expense)	15,664	(4,530)	20,194	(446)%
Income (loss) before income tax expense	8,853	(26,625)	35,478	(133)%

Income tax expense	26	69	(43)	(62)%
Net income (loss)	8,827	(26,694)	35,521	(133)%

Attributable to non-controlling interests	(2,977)	13,827	(16,804)	(122)%
Net income (loss) attributable to Fortress	$5,850	$(12,867)	$18,717	(145)%

Revenue

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$17,025	$14,629	$2,396	16%
Other revenue	606	—	606	100%
Net revenue	$17,631	$14,629	$3,002	21%

For the three months ended September 30, 2025 we generated $17.0 million of net product revenue related to the sale of Journey’s branded and generic products as compared to $14.6 million for the three months ended September 30, 2024. This includes $4.9 million of net product revenue related to the U.S. commercial launch of Emrosi for the three months ended September 30, 2025, offset by a decrease in Accutane revenue as a result of lower sales volume driven by recent market competition. Other revenue for the three months ended September 30, 2025 consists of revenue recognized by Journey related to the supply of Amzeeq to Cutia.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$5,755	$4,471	$1,284	29%

We incurred $5.8 million and $4.5 million of costs of goods sold in connection with the sale of Journey’s branded and generic products for the quarters ended September 30, 2025 and 2024, respectively. Cost of goods sold increased by $1.3 million, or 29% quarter-over-quarter, due to an increase in product-related cost of goods, including royalties, related to the incremental revenue from Emrosi.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.3 million, or 31%, to $1.1 million for the three-month period ended September 30, 2025, from $0.8 million for the three-month period ended September 30, 2024, driven by the addition of the Emrosi acquired intangible asset upon Journey’s payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

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

The table below provides a summary of research and development by entity, for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Research & development
Fortress[1]	$77	$(146)	$223	(153)%
Avenue	177	2,327	(2,150)	(92)%
Checkpoint[2]	—	6,366	(6,366)	(100)%
JMC	287	842	(555)	(66)%
Mustang	(333)	57	(390)	(684)%
Total research and development expense	$208	$9,446	$(9,238)	(98)%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint was deconsolidated as of May 2025 due to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in R&D spending of $9.2 million, or 98%, for the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024 is primarily a result of the decreased R&D spend at Checkpoint of $6.4 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma, and the $2.2 million, or 95%, decrease at Avenue, which is primarily attributable to a decrease in pre-clinical and clinical development costs for AJ201, prior to its sale to AnnJi in April 2025. Journey’s decrease of $0.6 million, or 66%, is due to costs incurred in the quarter ended September 30, 2024 related to the launch and commercialization of Emrosi. The decrease at Mustang of $0.4 million, or 684%, is due to a $0.3 million decrease in rent expense due to the termination of the Worcester facility lease, and a $0.1 million decrease in personnel costs related to reductions in employee headcount. Mustang continues to negotiate settlements of aged payables, and recognized savings of approximately $0.6 million, which resulted in a credit for research and development expenses during the three months ended September 30, 2025. This credit is not indicative of Mustang’s research and development expenses going forward.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - research & development
Fortress[1]	$120	$444	$(324)	(73)%
Avenue	31	89	(58)	(65)%
Checkpoint[2]	—	543	(543)	(100)%
JMC	—	150	(150)	(89)%
Mustang	1	(10)	10	(103)%
Total stock-based compensation expense - research and development	$152	$1,216	$(1,064)	(88)%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint was deconsolidated as of May 2025 due to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation of $1.1 million, or 88%, in the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024 is primarily due to the decrease at Checkpoint of $0.5 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Fortress and private subsidiaries of $0.3 million, or 73%, is due to $0.4 million recognized by Urica in the quarter ended September 30, 2024 related to the vesting of outstanding equity grants as a result of the transaction with Crystalys.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Selling, general & administrative
Fortress[1]	$3,857	$5,010	$(1,153)	(23)%
Avenue	547	829	(282)	(34)%
Checkpoint[2]	—	3,358	(3,358)	(100)%
JMC	12,054	11,396	658	6%
Mustang	957	1,400	(443)	(32)%
Total selling, general & administrative expense	$17,415	$21,993	$(4,578)	(21)%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint was deconsolidated as of May 2025 due to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the three months ended September 30, 2025, the decrease in selling, general and administrative expenses of $4.6 million, or 21%, is primarily a result of the decreased expense at Checkpoint of $3.4 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Fortress of $1.2 million, or 23%, is due primarily to decreased stock compensation expense related to the vesting in July of a series of grants made under the Fortress Biotech, Inc. Long Term Incentive Plan.. The increased spend at Journey of $0.7 million, or 6%, is due to the incremental operating activities related to the launch and commercialization of Emrosi.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$1,037	$2,505	$(1,468)	(59)%
Avenue	132	242	(110)	(45)%
Checkpoint[2]	—	1,068	(1,068)	(100)%
JMC	1,854	1,490	364	24%
Mustang	22	52	(30)	(58)%
Total stock-based compensation expense - selling, general and administrative	$3,045	$5,357	$(2,312)	(43)%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2: Checkpoint was deconsolidated as of May 2025 due to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation of $2.3 million, or 43%, for the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024 is primarily due to the decrease at Checkpoint of $1.1 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Fortress of $1.5 million, or 59%, is related to the vesting in July of a series of grants made under the Fortress Biotech, Inc. Long Term Incentive Plan.

Other income (expense)

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Other income (expense)
Interest income	$736	$589	$147	25%
Interest expense and financing fee	(2,742)	(6,209)	3,467	(56)%
Gain (loss) on common stock warrant liabilities	(2)	19	(21)	(111)%
Other income	17,672	1,071	16,601	1550%
Total other income (expense)	$15,664	(4,530)	$20,194	(446)%

Total other income (expense) increased $20.2 million, or 446%, from expense of $4.5 million for the quarter ended September 30, 2024 to income of $15.7 million for the quarter ended September 30, 2025. The increase is due to an increase in the fair value of Urica’s equity interest in Crystalys of $15.1 million and the reversal of the liability associated with Urica’s repurchase obligation of $2.6 million during the three months ended September 30, 2025 (see Note 3 to the unaudited condensed consolidated financial statements). The decrease in interest expense and financing fee of $3.5 million, or 56%, for the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024 is attributable to a loss on extinguishment of debt of $3.6 million recognized in the quarter ended September 30, 2024 related to the Company’s extinguishment of the 2020 Oaktree Note.

Comparison of Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$45,173	$42,514	$2,659	6%
Revenue – related party	—	41	(41)	(100)%
Other revenue	2,010	—	2,010	100%
Net revenue	47,183	42,555	4,628	11%

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	15,484	16,199	(715)	(4)%
Amortization of acquired intangible assets	3,193	2,443	750	31%
Research and development	12,268	46,941	(34,673)	(74)%
Selling, general and administrative	81,670	60,867	20,803	34%
Asset impairment	—	2,649	(2,649)	(100)%
Total operating expenses	112,615	129,099	(16,484)	(13)%
Loss from operations	(65,432)	(86,544)	21,112	(24)%

Other income (expense)
Interest income	1,848	2,157	(309)	(14)%
Interest expense and financing fee	(8,065)	(10,933)	2,868	(26)%
Loss on common stock warrant liabilities	(399)	(578)	179	(31)%
Gain from deconsolidation of subsidiary	27,127	—	27,127	100%
Other income	17,599	1,334	16,265	1219%
Total other income (expense)	38,110	(8,020)	46,130	(575)%
Loss before income tax expense	(27,322)	(94,564)	67,242	(71)%

Income tax expense (refund)	196	(24)	220	(917)%
Net loss	(27,518)	(94,540)	67,022	(71)%

Attributable to non-controlling interests	38,270	55,308	(17,038)	(31)%
Net income (loss) attributable to Fortress	$10,752	$(39,232)	$49,984	(127)%

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$45,173	$42,514	$2,659	6%
Revenue – related party	—	41	(41)	(100)%
Other revenue	2,010	—	2,010	100%
Net revenue	$47,183	42,555	$4,628	11%

For the nine months ended September 30, 2025 we generated $45.2 million of net revenue related to the sale of Journey’s branded and generic products as compared to $42.5 million for the nine months ended September 30, 2024. The nine months of 2025 includes $9.7 million of net product revenue related to the U.S. commercial launch of Emrosi, offset by a decrease in Accutane revenue as a result of lower sales volume driven by recent market competition. Other revenue for the nine months ended September 30, 2025 consists of revenue recognized by Avenue related to the AnnJi license termination and program transfer of $1.4 million and revenue recognized by Journey related to the supply of Amzeeq to Cutia for $0.6 million.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%

Cost of goods sold – (excluding amortization of acquired intangible assets)	$15,484	$16,199	$(715)	(4)%

We incurred $15.5 million and $16.2 million of costs of goods sold in connection with the sale of Journey’s branded and generic products for the nine months ended September 30, 2025 and 2024, respectively. Cost of goods sold decreased by $0.7 million, or 4%, year-over-year, related to product sales mix, driven mainly by the decrease in Accutane revenue, which has a higher cost to Journey than Emrosi, as well as lower inventory obsolescence costs in the nine month period ended September 30, 2025.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.8 million, or 31%, to $3.2 million for the nine-month period ended September 30, 2025, from $2.4 million for the nine-month period ended September 30, 2024, driven by the addition of the Emrosi acquired intangible asset upon Journey’s payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

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

The table below provides a summary of research and development by entity, for the periods presented:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2025	2024	$	%
Research & development
Fortress[1]	$1,586	$3,658	$(2,072)	(57)%
Avenue	780	6,080	(5,300)	(87)%
Checkpoint[2]	10,775	19,343	(8,568)	(44)%
Journey	326	9,639	(9,313)	(97)%
Mustang	(1,199)	8,221	(9,420)	(115)%
Total research & development expense	$12,268	$46,941	$(34,673)	(74)%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the five-month period ending May 2025, due to the deconsolidation of Checkpoint as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the nine months ended September 30, 2025, the decrease in R&D expenses of $34.7 million, or 74%, is attributable to a decrease of $9.4 million, or 115%, at Mustang attributed to actions taken in 2024, including the reduction in the workforce, closing the MB-106 clinical trial, and the termination of Mustang’s transaction with uBriGene. These activities resulted in decreased expenses of $3.2 million related to the termination of the transaction with uBriGene and the repurchase of the assets, a $2.4 million decrease in expenses related to outside services, including assay development costs; a $1.4 million reduction in clinical trial related costs, a $1.3 million decrease in sponsored research and license related expenses, a $0.7 million decrease in consulting expenses; a $0.6 million decrease in depreciation expense; offset slightly by a $1.3 million increase in personnel-related costs due to stock compensation expense credits and reversal of accrued bonus due to the April 2024 reduction in workforce, and the $0.4 million gain recognized on the termination of the Worcester facility lease. Additionally Mustang recognized savings of approximately $1.4 million on the settlement of aged payables, which resulted in a credit to research and development expenses during the nine months ended September 30, 2025. This credit is not indicative of Mustang’s research and development expense going forward. Journey R&D expense decreased $9.3 million, or 97%, due to the Emrosi pre-approval expenses, milestones and fees incurred in the nine months ended September 30, 2024. R&D expense at Checkpoint decreased $8.6 million, or 44%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. R&D expense at Avenue decreased $5.3 million, or 87%, due to a $5.0 million decrease in pre-clinical and clinical development costs for AJ201 prior to entering into the termination agreement with AnnJi, a $0.1 million decrease in IV tramadol supply costs, and a $0.2 million decrease in personnel-related costs. The decrease at Fortress in R&D expenses of $2.1 million, or 57%, is primarily related to the transition of the dotinurad development program at Urica to Crystalys in July 2024.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - research & development
Fortress[1]	$1,371	$1,319	$52	4%
Avenue	102	179	(77)	(43)%
Checkpoint[2]	4,782	1,629	3,153	194%
Journey	—	466	(466)	(100)%
Mustang	(10)	(650)	640	(98)%
Total stock-based compensation expense - research and development	$6,245	$2,943	$3,302	112%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the five-month period ending May 2025, due to the deconsolidation of Checkpoint as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The increase in stock-based compensation of $3.3 million, or 112%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily attributed to the increase at Checkpoint of $3.2 million, or 194%, due to the vesting of all outstanding equity awards from the change of control that occurred with the sale to Sun Pharma. Stock compensation expense at Mustang reflects the expense credits due to forfeited grants from the reduction in workforce that occurred in April 2024. The decrease in stock compensation at Journey of $0.5 million, or 100%, is due to employee grants becoming fully vested in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2025	2024	$	%
Selling, general & administrative
Fortress[1]	$13,986	$14,715	$(729)	(5)%
Avenue	2,955	3,607	(652)	(18)%
Checkpoint[2]	27,263	8,043	19,220	239%
Journey	34,505	30,144	4,361	14%
Mustang	2,961	4,358	(1,397)	(32)%
Total selling, general & administrative expense	$81,670	$60,867	$20,803	34%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the five-month period ending May 2025, due to the deconsolidation of Checkpoint as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the nine months ended September 30, 2025, the increase in selling, general and administrative expenses of $20.8 million, or 34%, is primarily attributable to an increase of $19.2 million, or 239%, at Checkpoint due primarily to an increase in increased stock compensation expense of $7.5 million related to the vesting of all outstanding equity awards due to the change of control that occurred with the sale to Sun Pharma, an increase in legal fees of $4.3 million and an increase of $9.5 million in other costs, which includes costs related to the transaction with Sun Pharma, such as fees to financial advisors. The increase at Journey of $4.4 million, or 14%, is due to the costs incurred related to the launch and commercialization of Emrosi. The decrease at Mustang of $1.4 million, or 32%, is due to a $0.4 million decrease in personnel costs, a $0.5 million decrease in legal and patent protection expenses, a $0.4 million decrease in consulting expenses, and a $0.3 million decrease across various other general and administrative expenses, offset by a $0.2 million increase in non-cash stock-based compensation expenses, consisting primarily of the equity fee paid to Fortress.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$5,670	$6,685	$(1,015)	(15)%
Avenue	421	535	(114)	(21)%
Checkpoint[2]	9,315	1,862	7,453	400%
Journey	4,513	4,254	259	6%
Mustang	116	150	(34)	(23)%
Total stock-based compensation expense - selling, general and administrative	$20,035	13,486	$6,549	49%

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2:  Checkpoint expenses are for the five-month period ending May 2025, due to the deconsolidation of Checkpoint as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The increase in stock-based compensation of $6.6 million, or 49%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily attributed to the increase at Checkpoint of $7.5 million, or 400%, due to the vesting of all outstanding equity awards from the change of control that occurred with the sale to Sun Pharma, partially offset by the decrease at Fortress of $1.0 million, or 15%, due to the vesting in July 2025 of a series of grants made under the Fortress Biotech, Inc. Long Term Incentive Plan.

Asset Impairment

For the nine months ended September 30, 2024, we incurred impairment charges of $2.6 million attributable to Mustang’s assessment of the recoverability of its asset group consisting of leasehold improvements and associated right-of-use asset. No impairment was recorded in the nine months ended September 30, 2025.

Other income (expense)

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Other expense
Interest income	$1,848	$2,157	$(309)	(14)%
Interest expense and financing fee	(8,065)	(10,933)	2,868	(26)%
Loss on common stock warrant liabilities	(399)	(578)	179	(31)%
Gain from deconsolidation of subsidiary	27,127	—	27,127	100%
Other income	17,599	1,334	16,265	1219%
Total other income (expense)	$38,110	(8,020)	$46,130	(575)%

Total other income (expense) increased $46.1 million, or 538%, from expense of $8.0 million for the nine months ended September 30, 2024 to income of $35.2 million for the nine months ended September 30, 2025. As a result of the merger of Checkpoint with Sun Pharma, we deconsolidated Checkpoint in May 2025, and recognized a gain from deconsolidation of approximately $27.1 million during the nine months ended September 30, 2025 (see Note 3 to the unaudited condensed consolidated financial statements). We also recognized an increase in the fair value of Urica’s equity interest in Crystalys of $15.1 million and reversed the liability associated with the repurchase obligation of $2.6 million during the nine months ended September 30, 2025 (see Note 3 to the unaudited condensed consolidated financial statements). These gains were partially offset by interest expense and financing fee expenses related to Fortress’ debt outstanding with Oaktree and Journey’s debt outstanding with SWK. The $2.9 million, or 26%, decrease in interest expense and financing fees is attributable to a loss on extinguishment of debt of $3.6 million recognized in the nine months ended September 30, 2024 related to the Company’s extinguishment of the 2020 Oaktree Note in 2024 offset by an increase of $0.4 million in interest and fees recognized in the nine months ended September 30, 2025 associated with the additional payments made to Oaktree for the Checkpoint monetization event.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2025, we had an accumulated deficit of $730.1 million, primarily as a result of R&D expenses, purchases of in-process research and development and selling, general and administrative expenses.

We fund our operations through cash on hand, the sale of debt and equity securities, third-party financings, out-licensing of drug product and drug product candidates and the sale of subsidiaries and partner companies. At September 30, 2025, we had cash and cash equivalents of $86.2 million, of which $38.6 million relates to Fortress and private subsidiaries primarily funded by Fortress, $19.0 million relates to Mustang, $24.9 million relates to Journey, and $3.7 million relates to Avenue. Restricted cash at September 30, 2025, was $1.2 million, which relates to certain office leases held by Fortress.

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

Stock Offerings and At-The-Market Share Issuances

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of September 30, 2025, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notices. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

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

During the nine months ended September 30, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 per share for gross proceeds of approximately $1.0 million under the Company’s at-the-market offering program.

Journey

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time. For the nine months ended September 30, 2025, Journey issued and sold approximately 1.8 million shares of common stock for net proceeds of $10.9 million under the Journey ATM Sales Agreement.

In August 2025, Journey executed a new At Market Issuance Sales Agreement (the “Journey 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC (each, an “Agent” and together, the “Agents”). In accordance with the terms of the Sales Agreement, Journey may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal. Journey has not yet issued any shares under the Journey 2025 ATM Sales Agreement.

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

Mustang

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of September 30, 2025, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the nine months ended September 30, 2025, Mustang issued and sold approximately 54,000 shares through the Mustang ATM for net proceeds of approximately $0.6 million.

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants (the “Series C-2 Warrants”)to purchase up to 2,657,807 shares of common stock. Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and expired when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 Warrants expire five years from the date of stockholder approval and the Series C-2 Warrants expire twenty-four months from the date of stock holder approval. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds from the exercise of the Warrants, was approximately $6.8 million.

In July 2025, the remaining approximately 0.5 million of the Pre-Funded Warrants and approximately 2.4 million of the Series C-2 Warrants were exercised. In connection with these exercises, Mustang received approximately $7.1 million in proceeds and issued approximately 2.9 million shares of its common stock. As of September 30, 2025, all of the Series C-1 Warrants and 284,452 of the Series C-2 Warrants remain outstanding.

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

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue may offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offers and sales of the shares are made pursuant the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the nine months ended September 30, 2025, Avenue issued 0.9 million shares through the Avenue ATM for net proceeds of $2.1 million. Avenue is no longer able to utilize the Avenue ATM as a result of the delisting of its stock from trading on the Nasdaq.

Cash Flows

Components of cash flows from publicly-traded partner companies comprise:

	For the Nine Months Ended September 30, 2025
($ in thousands)	Fortress[1]	Avenue	Checkpoint[2]	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$10,603	$(979)	$(53,154)	$(6,157)	$(3,546)	$(53,233)
Investing activities	8,956	—	—	—	1,165	10,121
Financing activities	(2,995)	2,094	47,310	10,800	14,526	71,735
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,564	$1,115	$(5,844)	$4,643	$12,145	$28,623

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

Note 2:  Checkpoint cash flows are for the five-month period ending May 2025, due to the deconsolidation of Checkpoint as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

	For the Nine Months Ended September 30, 2024
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(14,333)	$(8,262)	$(23,924)	$(11,352)	$(9,413)	$(67,284)
Financing activities	(643)	9,076	23,699	6,374	6,329	44,835
Net increase (decrease) in cash and cash equivalents and restricted cash	$(14,976)	$814	$(225)	$(4,978)	$(3,084)	$(22,449)

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

The following table summarizes our consolidated cash flows during the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2025	2024	Change
Total cash (used in)/provided by:
Operating activities	$(53,233)	$(67,284)	$14,051
Investing activities	10,121	—	10,121
Financing activities	71,735	44,835	26,900
Net increase (decrease) in cash and cash equivalents and restricted cash	$28,623	$(22,449)	$51,072

Operating Activities

Net cash used in operating activities decreased $14.1 million from the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2025. The decrease is due to the decrease in net loss of $67.0 million and an increase in stock-based compensation expense of $9.9 million offset by the $27.1 million gain on deconsolidation recognized related to Checkpoint, and the $15.1 million increase in the fair value of investments, as well as the $11.9 million increase resulting from changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 increased by $10.1 million, due to the net cash increase of $9.0 million related to the sale of Checkpoint to Sun Pharma, and Mustang’s $1.2 million proceeds from the sale of its held-for-sale assets related to the exit of its manufacturing facility.

Financing Activities

Net cash provided by financing activities was $44.8 million for the nine months ended September 30, 2024, compared to $71.7 million of net cash provided by financing activities for the nine months ended September 30, 2025, an increase of $26.9 million. The increase is attributable to an increase in proceeds from partner companies’ equity offerings and warrant exercises of $24.5 million and the decrease in the payments made to Oaktree of $45.5 million, partially offset by decreased proceeds from the issuance of common stock for equity offerings of the Company in the current period of $17.5 million and the decrease in proceeds from long-term debt of $33.8 million.

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

During the nine months ended September 30, 2025, there were no material changes in our contractual obligations and commitments, including our lease obligations, as described in our 2024 Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended September 30, 2025. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings and other actions not deemed material, that are expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

Additionally, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely matter (including, without limitation, any resubmission of the CUTX-101 NDA that Sentynl may effect), which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

At September 30, 2025, the total amount of debt outstanding, net of the debt discount, was $53.4 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

We continue to generate operating losses in all periods including losses from operations of approximately $65.4 million and $86.5 million for the nine months ended September 30, 2025 and 2024, respectively and $110.4 million and $142.3 million for the years ended December 31, 2024 and 2023, respectively. At September 30, 2025, we had an accumulated deficit of approximately $730.1 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. During the nine months ended September 30, 2025 and 2024, we incurred R&D expenses of approximately $12.3 million and $46.9 million, respectively, and during the years ended December 31, 2024 and 2023, we incurred R&D expenses of approximately $56.6 million and $101.7 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

We have historically relied in part on sales of our common stock to fund our operations. For example, we raised an aggregate of approximately $36.6 million in net proceeds in fiscal years 2023 and 2024 and $1.0 million in net proceeds through the sale of shares of our common stock in offerings made under a Form S-3 “shelf” registration statement and $2.3 million from warrant exercises in fiscal year 2025 to date. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to file any new shelf registration statements due to non-payment of dividends on our Series A Preferred Stock since July 5, 2024 and because we have not resumed payment of dividends on our Series A Preferred Stock or paid all accumulated dividends, we have lost the ability to use our currently effective “shelf” registration statement on Form S-3. Accordingly, we are only able to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to be a more expensive method of raising additional capital and may be more dilutive to our stockholders relative to using a Form S-3 shelf registration statement.

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

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. Under the current presidential administration in the U.S., additional and higher tariffs and sanctions have been imposed on goods imported from China and other countries which could increase the cost of goods needed to commercialize our products and continue development of our current and any future product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of
September 30, 2025, we had an accumulated deficit of approximately $730.1 million, and as of December 31, 2024 and 2023, we had an accumulated deficit of approximately $740.9 million and $694.9 million, respectively. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

There is a finite number of service providers who can perform the services or produce the materials or product candidates that we need, and we therefore often have a limited number of options in choosing such service providers. The standard market terms in many of the agreements into which we customarily enter with such service providers are subject to evolution over time, often-times in favor of our counterparties. Also, some such agreements are “adhesion contracts” under which our contractual counterparties refuse to entertain any modifications to their template documentation. One area where service providers often have and exert leverage over us is the negotiation of liability language – specifically in broadly scoped indemnification by us of service providers and/or the application of liability damages “caps” to certain of such service providers’ indemnification obligations. In any circumstance where we have been compelled to agree to such language, it is conceivable that we will be liable to third parties for liabilities in excess of such caps that are attributable to the actions, forbearances and/or culpability of such service providers and their indemnitees (and not to those of us and our personnel).

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

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

The draft legislation, “Give Kids a Chance Act,” which would extend the expiration date of the Rare Pediatric Disease Priority Review Voucher (“PRV”) program from September 30, 2026 to September 30, 2029, may not be passed into law, and Sentynl may not obtain FDA approval for CUTX-101 by September 30, 2026, in which case Fortress’ majority-owned subsidiary Cyprium would not receive a PRV.

Under legislation in existence as of the date of this filing, sponsors of drugs treating rare pediatric diseases that obtain FDA approval for such drugs prior to September 30, 2026 are eligible to receive PRVs in connection with such approvals. PRVs can either be redeemed by those sponsors with the FDA in order to ensure priority FDA review of any distinct product candidate, or they can be sold to a third party for subsequent use by that third party, often for significant sums of money.

CUTX-101, a copper histidinate product candidate for the treatment of Menkes disease, was previously in development by Cyprium, and substantially all of the rights in and to such program were sold to Sentynl in December 2023. Under the terms of such sale, however, Sentynl is obligated to transfer to Cyprium any PRV that may issue upon FDA approval of CUTX-101. As previously reported, on October 1, 2025, Cyprium announced that Sentynl had received a Complete Response Letter (“CRL”) relating to the NDA for CUTX-101. The CRL noted cGMP deficiencies had been observed at the facility where CUTX-101 is manufactured and did not cite any other approvability concerns or identify any deficiencies in CUTX-101’s efficacy and safety data. Cyprium expects Sentynl will work expeditiously to address the FDA’s concerns and pursue resubmission promptly. If Sentynl is not able to obtain FDA approval by September 30, 2026, however, and if the provisions of the Give Kids a Chance Act (or any similar legislation) that extend the expiration of the PRV program are not passed into law, then Cyprium will not receive a PRV, which would have a material adverse impact on our business. In addition, even if Sentynl is able to obtain FDA approval by September 30, 2026 (or by a later date in the event that expiration of the PRV program is extended), a PRV still may not issue if the FDA determines that the requisite PRV criteria are not met (which may include, without limitation, a determination that CUTX-101 is not a “new chemical entity”). All of the above concerns may be exacerbated by the ongoing government shutdown, which will delay any government action or approval. Any such failure to obtain FDA approval or a PRV could result in a material adverse effect to our business and future prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, ability to accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result and staffing cuts effected at the FDA in early 2025 may significantly delay or prevent marketing approval. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. We do not know what impact any changes by the current presidential administration will have on our business or the business of our partners.

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

During the nine months ended September 30, 2025, no dividends were declared by the Board of Directors. At September 30, 2025, the Company had total undeclared dividends of approximately $10.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on September 30, 2025.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

November 14, 2025	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2025	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)