Form 10-K
period 2025-12-31
Fortress Biotech, Inc.
filed 2026-03-31
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $43,741,728.

Class of Stock	Outstanding Shares as of March 25, 2026
Common Stock, $0.001 par value	32,202,564
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORTRESS BIOTECH, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology are generally intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. Factors that could cause actual results to differ materially from those currently anticipated include those set forth under “Item 1A. Risk Factors” including, in particular, risks relating to:

●	our growth strategy;
●	financing and strategic agreements and relationships;
●	our need for substantial additional funds and uncertainties relating to financings;
●	uncertainty related to timing and amounts expected to be realized from future milestone, contingent value right, royalty or similar future revenue streams, if at all;
●	our ability to identify, acquire, close and integrate product candidates successfully and on a timely basis;
●	our ability to attract, integrate and retain key personnel;
●	the early stage of product candidates under development;
●	the results of research and development activities;
●	uncertainties relating to preclinical and clinical testing;
●	our ability to successfully commercialize products for which we receive regulatory approval;
●	the ability to secure and maintain third-party manufacturing, marketing and distribution of our and our partner companies’ products and product candidates;
●	government regulation;
●	patent and intellectual property matters; and
●	competition.

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time and cost intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and our applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require substantial additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	Our board of directors has paused payments of dividends on our preferred stock, and there can be no assurance that monthly dividend payments will be resumed in a timely manner, or at all.
●	If we raise additional capital by issuing equity, equity-linked securities or securities convertible into or exercisable for equity securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Emrosi, Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, Exelderm, and Luxamend. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Emrosi, Qbrexza, Amzeeq and Zilxi, currently have patent protection. Four of Journey’s marketed products, Accutane, Targadox, Exelderm, and Luxamend, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.
●	The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Risks Pertaining to Our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.
●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets, including an asset purchase agreement between us, Cyprium and an undisclosed buyer to purchase Cyprium’s previously-issued priority review voucher (“PRV”) for $205 million, which was announced on March 30, 2026 as closed. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We may act as, and are likely to continue acting as, guarantor and/or indemnitor of certain obligations of our subsidiaries and partner companies, which could require us to pay substantial amounts in certain circumstances.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”). Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates, if Approved

●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

General and Other Risks

●	We have previously failed to satisfy certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we again are unable to meet the continued listing requirements and/or regain compliance with such rules, our Common Stock and Preferred Stock may be subject to delisting from The Nasdaq Capital Market. The delisting of our Securities from the Nasdaq may decrease the market liquidity and market price of our Common Stock and Preferred Stock.

PART I

Item 1.    Business.

Overview

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with our extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. We have executed arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center (“COH” or “City of Hope”), Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, Dr. Reddy’s Laboratories, Ltd. (“DRL”), and Sun Pharmaceutical Industries Limited (“Sun Pharma”).

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

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Journey Medical Corporation (Nasdaq: DERM, “Journey” or “JMC”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTC: ATXI, “Avenue”), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”). Checkpoint Therapeutics, Inc. “Checkpoint”), previously a partner company, was acquired by Sun Pharma in May 2025 (the “Checkpoint Acquisition”). Baergic Bio, Inc. (“Baergic”), previously a subsidiary of Avenue, was acquired by Axsome in November 2025.

As used throughout this filing, the words “we”, “us” and “our” may refer to Fortress individually, to one or more of its subsidiaries and/or partner companies, or to all such entities as a group, as dictated by context. Generally, “subsidiary” refers to a private Fortress subsidiary, “partner company” refers to a public Fortress subsidiary, and “partner” refers to an entity with whom one of the foregoing parties has a significant business relationship, such as an exclusive license or an ongoing product-related payment obligation. The context in which any such term is used throughout this document, however, may dictate a different construal from the foregoing. Additionally, this Annual Report on Form 10-K contains references to ClinicalTrials.gov identifiers. However, information on ClinicalTrials.gov does not constitute part of this Annual Report on Form 10-K.

Recent Developments

Checkpoint and UNLOXCYT

In May 2025, our former subsidiary, Checkpoint, was acquired by Sun Pharma for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval of Checkpoint’s principal drug product candidate (the “Checkpoint Acquisition”). Pursuant to the Checkpoint Acquisition, Fortress received $28.0 million and is eligible to receive a 2.5% royalty on net sales of UNLOXCYT (cosibelimab-ipdl) as well as up to $4.8 million upon achievement of the contingent value right.

Journey and EMROSI (Minocycline Hydrochloride Extended-Release Capsules, 40mg)

In November 2024, we announced that partner company Journey received approval of Emrosi (also referred to as DFD-29), a 40mg minocycline hydrochloride extended release capsule for oral use indicated to treat inflammatory lesions (papules and pustules) of rosacea in adults. Subsequently, Journey announced the commercial launch of Emrosi in March 2025.

Cyprium and ZYCUBO (copper histidinate, also known as CUTX-101)

In January 2025, we announced that the U.S. Food and Drug Administration (“FDA”) had accepted the New Drug Application (“NDA”) for CUTX-101, a copper histidinate injection, for priority review for the treatment of Menkes disease and had set a Prescription Drug User Fee Act (“PDUFA”) target action date of September 30, 2025. In October 2025, we announced that the FDA had issued a Complete Response Letter (“CRL”) to our partner Sentynl for CUTX-101. The CRL noted cGMP deficiencies had been observed at the facility where CUTX-101 is manufactured and did not cite any other approvability concerns, nor did it identify any deficiencies in CUTX-101’s efficacy and safety data.

In December 2025, we announced the FDA accepted the resubmission of the NDA for CUTX-101 as a Class 1 resubmission with a new PDUFA target action date of January 14, 2026.

On January 13, 2026, we announced the FDA approved ZYCUBO (copper histidinate, also referred to as CUTX-101) for the treatment of pediatric patients with Menkes disease. A Rare Pediatric Disease Priority Review Voucher (“PRV”) was issued in connection with FDA approval and, pursuant to Cyprium’s previous transaction with Sentynl, was transferred to Cyprium.

Cyprium is eligible to receive up to $128 million in aggregate sales milestones from Sentynl, as well as royalties on net sales of ZYCUBO as follows: (i) 3% of annual net sales up to $75 million; (ii) 8.75% of annual net sales between $75 million and $100 million; and (iii) 12.5% of annual net sales in excess of $100 million. On February 22, 2026, Cyprium entered into a definitive asset purchase agreement pursuant to which Cyprium agreed to sell the PRV for $205 million, which was paid upon the closing of the sale as announced on March 30, 2026.

Avenue and ATX-04 (clenbuterol)

On February 18, 2026, Avenue entered into a license agreement with Duke University (“Duke”), pursuant to which Avenue obtained from Duke an exclusive, worldwide license to certain patents and know-how for the development and commercialization of products, including ATX-04 (clenbuterol), for the treatment of lysosomal storage diseases, subject to customary retained rights for Duke and other non-profit or governmental institutions to use the licensed technology for non-commercial research and educational purposes.

Portfolio Highlights

Commercial and Approved Products

Through our partner company Journey we market the following branded dermatology products approved by the FDA for sale in the United States:

●	Emrosi (Minocycline Hydrochloride Extended-Release Capsules, 40mg for the treatment of inflammatory lesions of rosacea in adults): approved by the FDA in November 2024, which launched in March 2025;
●	Qbrexza: a medicated cloth towelette for the treatment of primary axillary hyperhidrosis;
●	Accutane: an oral isotretinoin drug for the treatment of severe recalcitrant nodular acne;
●	Amzeeq (minocycline topical foam, 4%): a topical formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and children nine years and older;

●	Zilxi (minocycline topical foam, 1.5%): a topical minocycline treatment for inflammatory lesions of rosacea in adults;
●	Exelderm Cream and Solution: a broad-spectrum antifungal intended for topical use;
●	Targadox: an oral doxycycline drug for adjunctive therapy for severe acne; and
●	Luxamend: a water-based emulsion formulated to provide an optimally moist healing environment for superficial wounds; minor cuts or scrapes; dermal ulcers; donor sites; first- and second-degree burns, including sunburns; and radiation dermatitis.

EMROSI (Minocycline Hydrochloride Extended-Release Capsules, 40mg)

Journey received approval in November 2024 for Emrosi (also referred to as DFD-29), a 40mg minocycline hydrochloride extended release capsule for oral use indicated to treat inflammatory lesions (papules and pustules) of rosacea in adults. Emrosi is now the lowest approved oral minocycline hydrochloride dose. It was developed using Multiple Unit Pellet System technology, which combines Immediate Release (25%) and Extended Release (75%) Minocycline pellets for uniform drug release. Emrosi has shown superiority to Oracea and placebo on the co-primary endpoints and all secondary endpoints in two Phase 3 studies, including reduction of total lesion count, as well as reduction in erythema compared to placebo in both studies and was well-tolerated.

The NDA was filed under Section 505(b)(2) of the Food Drug and Cosmetic Act (“FDCA”) in January 2024 and was approved in November 2024 by the FDA (NDA 219015). Emrosi has Orange Book-listed patents that extend through January of 2039.

UNLOXCYT (cosibelimab-ipdl)

Our former subsidiary Checkpoint received approval in December 2024 for UNLOXCYT, which is the first and only programmed death-ligand 1 blocking antibody to receive FDA marketing approval for the treatment of adults with metastatic cutaneous squamous cell carcinoma (“mcSCC”) or locally advanced CSCC (“lacSCC”)  who are not candidates for curative surgery or curative radiation.

In May 2025, the Checkpoint Acquisition was closed and in January 2026, Sun Pharma announced the availability in the U.S. of UNLOXCYT for the treatment of adults with mcSCC or lacSCC who are not candidates for curative surgery or curative radiation.

ZYCUBO (copper histidinate injection for Menkes disease, also referred to as CUTX-101)

Our subsidiary Cyprium was previously developing CUTX-101, a copper histidinate injection for the treatment of Menkes disease in pediatric patients. Menkes disease is a rare X-linked pediatric disease caused by gene mutations of copper transporter ATP7A, which affects approximately 1 in 34,810 live male births, and potentially as high as 1 in 8,664 live male births, based on a recent genome-based ascertainment study. Menkes disease is characterized by distinctive clinical features, including sparse and depigmented hair, failure to thrive, connective tissue disorders and severe neurological symptoms such as seizures and hypotonia.

In February 2021, Cyprium entered into a development and asset purchase agreement (the “Sentynl APA”) with Sentynl, a U.S.-based specialty pharmaceutical company owned by the Zydus Group. Under the Sentynl APA, Sentynl provided certain development funding for the CUTX-101 program, with Cyprium initially remaining in control of development of such program. Pursuant to a contractual right exercised by Sentynl in October 2023, Cyprium assigned the NDA and certain other assets pertaining to the CUTX-101 program to Sentynl and received $4.5 million in connection with the closing of such transaction. Sentynl is obligated to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same.

Cyprium is eligible to receive up to $128 million in aggregate sales milestones from Sentynl, as well as royalties on net sales of ZYCUBO as follows: (i) 3% of annual net sales up to $75 million; (ii) 8.75% of annual net sales between $75 million and $100 million; and (iii) 12.5% of annual net sales in excess of $100 million. On February 22, 2026, Cyprium entered into a definitive asset purchase agreement pursuant to which Cyprium agreed to sell the PRV for $205 million, which was paid upon the closing of the sale as announced on March 30, 2026.

ZYCUBO has received Breakthrough Therapy, Fast Track, Rare Pediatric Disease, and Orphan Drug Designation from the FDA. Copper histidinate has also been granted Orphan Designation by the European Medicines Agency.

Late Stage Product Candidates

Triplex (cytomegalovirus vaccine and immunotherapy)

Through our subsidiary Helocyte, we are developing Triplex, a universal recombinant Modified Vaccinia Ankara viral vector vaccine engineered to induce a rapid, robust and durable virus-specific T cell response to three immuno-dominant proteins (UL83 (pp65), UL123 (IE1), and UL122 (IE2)) linked to cytomegalovirus (“CMV”). In a Phase 1 study, Triplex was observed to be well-tolerated and highly immunogenic when administered to healthy volunteers at multiple dose levels (ClinicalTrials.gov Identifier: NCT01941056). In a Phase 2 trial, Triplex was observed to be safe, well-tolerated, highly immunogenic and a reduction in CMV events in allogeneic stem cell transplant recipients was observed (ClinicalTrials.gov Identifier: NCT02506933).

As of March 2026, Triplex is currently the subject of multiple, ongoing trials in various clinical settings including: patients undergoing stem cell transplant; adults co-infected with CMV and Anti-Human Immunodeficiency Virus (“HIV”); and in combination with a CAR T cell therapy for adults with non-Hodgkin lymphoma (“NHL”) or acute lymphoblastic leukemia (“ALL”). Helocyte has an exclusive, worldwide license to Triplex from COH.

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

Helocyte anticipates that its Phase 2 multicenter, double-blind, randomized, placebo-controlled study measuring the safety and effectiveness of Triplex in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant to be completed in the first half of 2026 (ClinicalTrials.gov Identifier: NCT02506933).

Additionally, Helocyte is recruiting for a Phase 1/2 trial to study safety outcomes and dosage for Triplex in treating pediatric patients with positive cytomegalovirus who are undergoing donor stem cell transplant (ClinicalTrials.gov Identifier: NCT03354728).

HIV

In December 2021, Helocyte announced that a Phase 2 double-blind, randomized, placebo-controlled clinical trial was initiated to evaluate the safety and efficacy of Triplex, a CMV vaccine, in eliciting a CMV-specific immune response and reducing CMV replication in people living with HIV. The Phase 2 trial is fully enrolled with topline data anticipated in the first half of 2026. The trial is being conducted by the AIDS Clinical Trials Group and is funded by the National Institute of Allergy and Infectious Disease, part of the National Institutes of Health (ClinicalTrials.gov Identifier: NCT05099965).

Additionally, a trial has been initiated for a Phase 1 trial to evaluate the feasibility and safety of Triplex in combination with a bispecific CMV-HIV CAR for adults living with HIV-1 on stable ART who have maintained viral suppression. The study is funded by a $11.3 million grant from the California Institute of Regenerative Medicine in addition to other non-dilutive sources (ClinicalTrials.gov Identifier: NCT06252402).

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

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

Our former subsidiary Caelum, in collaboration with AstraZeneca, is developing a novel, potentially first-in-class monoclonal antibody called CAEL-101 (also known as anselamimab) for the treatment of amyloid light chain (“AL”) amyloidosis. CAEL-101 is designed to improve organ function by reducing or eliminating amyloid deposits in the tissues and organs of patients with AL amyloidosis. CAEL-101 is currently in two Phase 3 trials for Mayo Stage IIIa and May Stage IIIb AL amyloidosis and additional information on those trials can be found at ClinicalTrials.gov using identifiers: NCT04512235 and NCT04504825.

In July 2025, AstraZeneca announced an update from its Cardiac Amyloid Reaching for the CARES Phase 3 clinical program showing that anselamimab did not achieve statistical significance for the primary endpoint compared to placebo in patients with Mayo stages IIIa and IIIb AL amyloidosis. The primary endpoint was defined as a hierarchical combination of time to all-cause mortality (“ACM”) and frequency of cardiovascular hospitalizations (“CVH”). All patients in the clinical program received background standard of care for plasma cell dyscrasia. AstraZeneca stated that anselamimab showed highly clinically meaningful improvement in time to ACM and frequency of CVH in a prespecified subgroup of patients, compared to placebo (although AstraZeneca did not further characterize this subgroup). AstraZeneca also reported that anselamimab was well tolerated, with the majority of events balanced between the anselamimab treatment arm and the placebo arm. AstraZeneca indicated that the company plans to submit the pre-specified subgroup analysis from the CARES trials with regulatory authorities. In January 2026, the European Medicines Agency (“EMA”) disclosed that an approval application for anselamimab for the treatment of adult patients with kappa light chain amyloidosis was being reviewed.

In October 2021, AstraZeneca acquired Caelum for an upfront payment of $135 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all possible potential milestone payments, which together with the upfront payment, would total up to approximately $182 million.

Dotinurad (urate transporter (URAT1) inhibitor for gout)

Through our subsidiary Urica, we acquired an exclusive license from Fuji Yakuhin Co. Ltd. to develop a URAT1 inhibitor product candidate in development for the treatment of gout, dotinurad, in North America, Europe, the Middle East and North Africa. In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica transferred rights to dotinurad and related intellectual property, licenses and agreements to Crystalys. In return, Crystalys issued to Urica shares of its common stock including certain anti-dilution provisions through the raise of $150 million in equity securities. The Transaction Documents also granted Urica a secured 3% royalty on future net sales of dotinurad to be paid by Crystalys.

In October 2025, we announced that Crystalys announced a $205 million Series A financing to support the advancement of global Phase 3 clinical studies evaluating dotinurad for the treatment of gout and also announced the first patients were dosed in two randomized, double-blind, multicenter global Phase 3 trials. Urica maintains an equity position in Crystalys and has appointed a director to Crystalys’ Board of Directors pursuant to its rights to nominate a director under the Transaction Documents.

Dotinurad has obtained regulatory approval in Japan, China, Philippines and Thailand.

Early and Mid-Stage Product Candidates

MB-101 (IL13Rα2 CAR T Cell Program for Glioblastoma)

Mustang is currently developing MB-101 for malignant brain tumors, including glioblastoma (“GBM”). MB-101 is an optimized CAR T product targeting IL13Rα2 on the surface of the malignant cells and incorporates enhancements in CAR T design and T cell engineering to improve antitumor potency and T cell persistence.

GBM is the most common brain and central nervous system (“CNS”) cancer, accounting for approximately 52% of malignant primary brain and CNS tumors and approximately 14% of all primary brain and CNS tumors. On average during the years 2017 through 2021, more than 13,000 new cases of GBM were diagnosed per year in the U.S. While GBM is a rare disease, with only 3.3 cases per 100,000 persons per year in the U.S., it is quite lethal, with a median survival of only 12-15 months. Standard of care therapy for patients less than 70 years of age consists of maximal surgical resection, radiation, chemotherapy with temozolomide, and alternating electric field therapy (“tumor treating fields”). Since the approval of temozolomide for frontline GBM treatment in 2005, tumor treating fields is the only novel therapy that has improved survival in this indication, and there is no standard of care whatsoever for recurrent GBM.

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

Having optimized MB-101 dose, schedule, route of administration and T cell selection in a completed Phase 1 trial, ongoing COH sponsored studies include:

●	MB-101 with or without nivolumab and ipilimumab in treating patients with recurrent or refractory GBM (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04003649);
●	MB-101 in treating patients with recurrent or refractory GBM with a substantial component of leptomeningeal disease (active, not recruiting; ClinicalTrials.gov Identifier: NCT04661384); and
●	MB-101 in treating children with recurrent or refractory IL13Rα2 positive brain tumors (currently enrolling patients; ClinicalTrials.gov Identifier: NCT04510051) sponsored by COH.

The final planned MB-101 trial will be in combination with the herpes simplex virus type 1 (“HSV-1”) oncolytic virus (MB-108) in treating patients with recurrent or refractory GBM and anaplastic astrocytoma. The objective of this trial is to turn immunologically “cold” tumors “hot” with MB-108 in order to potentially enhance the efficacy of MB-101, then infuse MB-101 loco-regionally as was done in the Phase 1 single-agent MB-101 trial. The combination of MB-101 and MB-108 is referred to as MB-109.

MB-108 (HSV-1 Oncolytic Virus C134 for recurrent GBM)

MB-108 is a next-generation oncolytic herpes simplex virus (“oHSV”) treatment in development at Mustang that is conditionally replication competent; that is, it is designed to replicate in tumor cells, but not in normal cells, thus killing the tumor cells directly through this process. It was in-licensed from Nationwide Children’s Hospital, and the University of Alabama at Birmingham is evaluating the safety of this oncolytic virus in patients with recurrent GBM in an ongoing Phase 1 trial (ClinicalTrials.gov Identifier: NCT03657576).

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

MB-109 (MB-101 (IL13Rα2-targeted CAR T Cell Therapy) + MB-108 (HSV-1 oncolytic virus))

Mustang is developing MB-109, a combination approach of MB-101 and MB-108, as a potential treatment for IL13Rα2+ relapsed or refractory GBM and anaplastic astrocytoma (“AA”). An attractive novel approach to control GBM is adoptive cellular immunotherapy utilizing CAR T cells. CAR T cells can be engineered to recognize very specific antigenically distinct tumor populations and to migrate through the brain parenchyma to kill malignant cells. In addition, oncolytic viruses (“OVs”) have been developed to effectively infect and kill cancer cells in the tumor, as well as modify the microenvironment to increase tumor immunogenicity and immune cell trafficking within the tumor. Due to these properties, OVs have been studied in combination with other treatments to enhance the effectiveness of immunotherapies.

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

In October 2023, Mustang announced that the FDA had accepted its Investigational New Drug (“IND”) application of MB-109 for the treatment of recurrent GBM and high-grade astrocytoma. The Phase 1 clinical study under that IND would investigate increasing doses of intratumorally administered MB-108 followed by dual intratumoral and intraventricular administration of MB-101 to treat recurrent GBM and high-grade astrocytomas that express IL13Rα2 on the surface of tumor cells.

In November 2024, Mustang announced that the FDA granted Orphan Drug Designation to Mustang for MB-108 for the treatment of malignant glioma. In July 2025, Mustang announced that the FDA granted Orphan Drug Designation to Mustang for MB-101 for the treatment of recurrent diffuse and anaplastic astrocytoma (astrocytomas) and GBM.

Mustang is currently exploring with COH to conduct an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the second quarter of 2026.

IV Tramadol

Our partner company Avenue is developing an intravenous formulation of tramadol (“IV tramadol”), a schedule IV opioid for the treatment of post-operative acute pain. Avenue completed two Phase 3 efficacy studies in 2018 and 2019 and announced that both had met their primary endpoints and all key secondary endpoints. In December 2019, Avenue submitted an NDA for IV tramadol to treat moderate to moderately severe postoperative pain pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”), and following a CRL received in October 2020, resubmitted the NDA in February 2021. The FDA assigned a PDUFA goal date of April 12, 2021 for the resubmitted NDA for IV tramadol. On June 14, 2021, Avenue announced the receipt of a second CRL. Avenue submitted a formal dispute resolution request (“FDRR”) with the Office of Neuroscience of the FDA on July 27, 2021. On August 26, 2021, Avenue received an Appeal Denied Letter from the Office of Neuroscience of the FDA in response to the FDRR submitted on July 27, 2021. On August 31, 2021, Avenue submitted a FDRR with the Office of New Drugs (“OND”) of the FDA. On October 21, 2021, Avenue received a written response from the OND of the FDA stating that the OND needs additional input from an Advisory Committee in order to reach a decision on the FDRR.

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

ATX-04 (clenbuterol)

On February 18, 2026, our partner company Avenue entered into a license agreement with Duke University (“Duke”), pursuant to which Avenue obtained an exclusive worldwide license (the "ATX-04 License") from Duke to certain patents and know-how pertaining to clenbuterol for the treatment of lysosomal storage diseases. Under the ATX-04 License, Avenue made an upfront payment and reimbursed certain patent expenses to Duke and has an obligation to make development, regulatory, and commercial milestone payments upon the achievement of certain milestones. In addition, Avenue is obligated to pay a tiered low single-digit royalty on future net sales of ATX-04. Avenue intends to advance ATX-04 through a late-stage clinical development program leveraging existing human safety and efficacy data, with an initial focus on treating Pompe disease as an adjunct to enzyme replacement therapy (“ERT”).

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

In March 2024, Cyprium announced a $4.1 million grant from the National Institute of Neurological Disorders and Stroke of the NIH was awarded to the Research Institute at Nationwide Children’s Hospital and Principal Investigator, Stephen G. Kaler, M.D., M.P.H., to fund the completion of preclinical studies, manufacturing, and preparation of an IND application for a first-in-human clinical trial.

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

CEVA-D and CEVA-102

Through our subsidiary Cellvation, we are developing CEVA-D, a novel bioreactor device that is designed to enhance the anti-inflammatory potency of bone marrow-derived cells without genetic manipulation, using wall shear stress to suppress tumor necrosis factor-a production by activated immune cells. CEVA-102 is the first cell product produced by CEVA-D, and may be applicable for various indications, including the treatment of severe traumatic brain injury.

Other Product Candidates

MB-106 (CD20-targeted CAR T cell therapy)

Mustang was previously developing MB-106 in a collaboration with Fred Hutchinson Cancer Center (“Fred Hutch”), a CD20-targeted, 3rd generation autologous CAR T-cell therapy, for patients with relapsed or refractory B-cell NHL, chronic lymphocytic leukemia, and autoimmune diseases. In September 2025, Mustang received notice from Fred Hutch of its intent to terminate the MB-106 license for cause in connection with unpaid patent expenses and maintenance fees. In December 2025, Mustang agreed to terminate the MB-106 License with Fred Hutch in exchange for a mutual release of liability and forgiveness of approximately 50% of amounts previously owed to them. Additionally, Mustang is eligible to receive sublicense revenue on any subsequent licensing consideration Fred Hutch may receive as a result of the license of MB-106 to a third party under a license agreement entered into during the three-year period following the termination.

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

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

AJ201 is owned by AnnJi Pharmaceutical Co. Ltd. (“AnnJi”).  Under a previous licensing arrangement between AnnJi and Avenue, and a related termination agreement, Avenue will be eligible to receive from AnnJi: payments totaling up to $5 million in the aggregate upon the occurrence of certain development and regulatory milestone events pertaining to AJ201; payments totaling up to $17 million in the aggregate upon AJ201 experiencing certain commercial sales milestone events; a 1.75% royalty on net sales of AJ201, which royalty percentage is subject to potential diminution in certain circumstances; and in the event that AnnJi enters into one or more subsequent licenses of rights to AJ201 with third party licensee(s), 15% of payments received by AnnJi from such licensee(s), up to a cap of $7.5 million, and with a minimum of $4 million owing under certain mechanism in the event of an approval of a NDA in the U.S. with respect to AJ201.

BAER-101 (GABAA α2/3 positive allosteric modulator)

Through Avenue’s former subsidiary Baergic, we were previously developing BAER-101, a high affinity, selective modulator of the gamma-aminobutyric acid (“GABA”) A, which is a receptor system with differential binding and modulatory properties dependent on the particular GABA A subtype.

In November 2025, Avenue announced it had entered into an agreement for Baergic to be acquired by Axsome (the “Baergic Agreement”), including the global rights to BAER-101 (also known as AZD7325), a novel oral GABAA α2,3 subtype-selective receptor positive allosteric modulator (PAM). BAER-101 was originally licensed by Baergic from AstraZeneca AB and will be referred to as AXS-17 by Axsome going forward. Axsome intends to evaluate AXS-17 as a potential treatment for epilepsy.

Under the Baergic Agreement, Axsome (i) purchased 100% of the equity interests in Baergic from Avenue and the other stockholders of Baergic for an upfront payment of $0.3 million (less transaction fees) and additional contingent consideration and (ii) received worldwide commercial, development, and manufacturing rights to BAER-101 (now referred to as AXS-17), including all available nonclinical and clinical data.

Avenue and the other former stockholders of Baergic are eligible to receive from Axsome: payments totaling up to $2.5 million in the aggregate upon the occurrence of certain development and regulatory milestone events for the first indication pertaining to AXS-17 and $1.5 million for each indication thereafter; payments totaling up to $79 million in aggregate upon AXS-17 achieving certain commercial sales milestone events; and a tiered mid-to-high single digit royalty on potential global net sales of AXS-17. Avenue expects to receive approximately 74% of all future payments and royalties payable under the Baergic Agreement.

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

Our major competitors in dermatology, including Galderma Laboratories, Almirall, Leo Pharma, Mayne Pharma, Botanix Pharmaceuticals, and Ortho Dermatologics, among others, vary depending on therapeutic and product category, dosage strength and drug-delivery systems, among other factors.

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

United States Pharmaceutical Product Development Process

In the United States, the FDA regulates pharmaceutical (drug and biological) products under the Federal Food, Drug and Cosmetic Act, and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product-development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA compliance and enforcement actions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial compliance or enforcement action could have a material adverse effect on us. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally includes the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practices (“GLPs”) or other applicable regulations;
●	submission to the FDA of an IND, which must be in effect before human clinical trials may begin in the United States;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices (“GCPs”), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;
●	submission to the FDA of an NDA or Biologics License Application (“BLA”) for a new pharmaceutical product;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current Good Manufacturing Practices (“cGMPs”), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;
●	potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA or BLA; and
●	FDA review and approval of the NDA or BLA.

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

Post-Approval Requirements

Any pharmaceutical products for which we receive FDA approvals are subject to continuing post market regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, compliance and enforcement actions initiated by the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. The FDA also may require Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

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

In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint and under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Section 505(b)(2) Regulatory Approval Pathway

Section 505(b)(2) was added to the Act by the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). Section 505(b)(2) of the FDCA provides an alternate regulatory pathway for approval of a new drug by allowing the FDA to rely on data not developed by the applicant. Specifically, Section 505(b)(2) permits the submission of an NDA where one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and/or the FDA’s findings of safety and effectiveness for an approved drug already on the market. Approval or submission of a 505(b)(2) application, like those for abbreviated new drugs, or ANDAs, may be delayed because of patent and/or exclusivity rights that apply to the previously approved drug.

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

A 505(b)(2) application may be submitted for a new chemical entity (“NCE”), when some part of the data necessary for approval is derived from studies not conducted by or for the applicant and when the applicant has not obtained a right of reference. Such data are typically derived from published studies, rather than FDA’s previous findings of safety and effectiveness of a previously approved drug. For changes to a previously approved drug however, an applicant may rely on the FDA’s finding of safety and effectiveness of the approved drug, coupled with information needed to support the change from the approved drug, such as new studies conducted by the applicant or published data. When based on an approved drug, the 505(b)(2) drug may be approved for all of the indications permitted for the approved drug, as well as any other indication supported by additional data.

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

U.S. Marketing Exclusivity and Patent Term Extensions

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension (“PTE”) under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a PTE of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, PTE cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The PTE period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. In the future, we intend to apply for PTE for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

Drug Enforcement Agency (“DEA”) Regulation

The Federal Controlled Substances Act of 1970 (“CSA”) imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills for certain kinds of pharmaceutical products. A principal factor for determining the particular requirements of the CSA applicable to a product, if any, is its actual or potential abuse profile, which is classified into a DEA schedule. A product may be listed as a Schedule I, II, III, IV or V controlled substance, with Schedule I presenting the highest perceived risk of abuse and Schedule V presenting the least.

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

The Inflation Reduction Act of 2022 (the “IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Orphan drugs that treat only one rare disease are exempt from the IRA’s drug negotiation program. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA.

In May 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, the Department of Health and Human Services, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations

As an alternative to the Affordable Care Act, President Trump recently announced the Great Healthcare Plan. As presented, the plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand or additional pricing pressures.

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

Employees and Human Capital Management

As of December 31, 2025, we had 78 full-time employees at Fortress and our subsidiaries and partner companies. None of our employees is represented by a labor union. We have retained a number of expert advisors and consultants who help navigate us through different aspects of our business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

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

Even if any of our product candidates are approved, regulatory authorities may approve any such product candidates for fewer or more limited indications than we request, may place limitations on our ability to commercialize products at the intended price points, may grant approval contingent on the product’s performance in costly post-marketing clinical trials, or may approve a label that does not include the claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of the product. In addition, the DEA, or foreign equivalent, may schedule one or more of our product candidates under the CSA, or its foreign equivalent, which could impede such product’s commercial viability. Any of these scenarios could impact the commercial prospects for one or more of our current or future product candidates.

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

The FDA and other regulatory agencies may delay, limit or refuse approval of a product candidate for many reasons, including, but not limited to:

●	disagreement with the trial design or implementation of our clinical trials, including proper use of clinical trial methods and methods of data analysis;
●	an inability to establish sufficient data and information to demonstrate that a product candidate is safe and/or effective for an indication;
●	the FDA’s rejection of clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the FDA’s determination that clinical trial results do not meet the statistical significance levels required for approval;
●	a disagreement by the applicable regulator regarding the interpretation of preclinical study or trial data;
●	determination by the FDA that our manufacturing processes or facilities or those of third-party manufacturers with which we or our collaborators contract for clinical supplies or plan to contract for commercial supplies, do not satisfactorily comply with cGMPs; or
●	a change to the FDA’s approval policies or interpretation of regulations rendering our clinical data, product characteristics, or benefit-risk profile insufficient or unfavorable for approval, including changes that may be taken by the current presidential administration.

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

Additionally, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

If any of our product candidates causes unacceptable adverse safety events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product candidates, if approved, preventing us from generating revenue from such products’ sale. Alternatively, even if a product candidate is approved for marketing, future adverse events could lead to the withdrawal of such product from the market.

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

Controlled substances are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the CSA and regulations of the DEA. IV tramadol, under development by our partner company Avenue, will be subject to these regulations.

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

Changes in U.S. government policy, regulation, enforcement priorities, and funding decisions could adversely affect our business, financial condition and results of operations.

The current presidential administration has signaled, and may further implement, significant shifts in policies that directly impact the life sciences industry, including policies relating to FDA regulation and enforcement, drug approval and review processes, reimbursement and pricing (including Medicare, Medicaid and other government programs), healthcare reform, intellectual property protection, trade and tariffs, and federal research and public health funding. The administration’s approach, together with actions by Congress and federal agencies such as the FDA, PTO, Centers for Medicare & Medicaid Services, U.S. Department of Health and Human Services (“HHS”), National Institutes of Health and the Centers for Disease Control and Prevention, is inherently uncertain and may materially differ from historical norms or from our current expectations.

Potential changes may include, among others: (i) modifications to standards, procedures or timelines for the review, clearance, approval or post-market oversight of drugs; (ii) changes to policies on real-world evidence, accelerated approval, emergency use authorizations, and clinical trial requirements; (iii) reforms or restrictions affecting drug pricing, reimbursement levels, coverage decisions and formulary placement for products paid for by federal healthcare programs; (iv) increased or decreased enforcement of laws and regulations relating to manufacturing, promotion, fraud abuse, data integrity, privacy and cybersecurity; (v) changes in federal funding priorities for biomedical research and public health programs that may impact key customers, collaborators and research partners; and (vi) trade, tariff and supply-chain measures that could affect our access to critical materials, components, contract manufacturers, or international markets.

Any such actions, or uncertainty regarding potential actions, could increase development, regulatory, compliance, and commercialization costs; delay, limit or prevent the development, approval, launch or commercial success of future product candidates or marketed products; affect pricing, reimbursement and market access; disrupt our supply chain; alter the behavior and financial condition of our customers, clinical sites, collaborators and payors; and contribute to volatility in capital markets that could affect our ability to raise additional financing on acceptable terms or at all. Because we cannot predict the timing, scope, direction, or ultimate impact of policy or regulatory changes under the current presidential administration, we may not be able to anticipate or fully mitigate their effects. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

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

At December 31, 2025, the total amount of debt outstanding, net of the debt discount, was $52.4 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

On July 25, 2024, we, as borrower, entered into a $50.0 million senior secured credit agreement (the “2024 Oaktree Agreement”) with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). On December 12, 2025, we entered into the First Amendment to the 2024 Oaktree Agreement (“the “Oaktree First Amendment”), which provided for, among other things, an extension of the maturity date to June 30, 2028, and an adjustment to the minimum net sales covenant. On February 22, 2026, Fortress entered into the Second Amendment to the 2024 Oaktree Agreement (the “Oaktree Second Amendment, together with the Oaktree First Amendment and the 2024 Oaktree Agreement, the “New Oaktree Agreement”). We borrowed $35.0 million under the 2024 Oaktree Agreement on the date of the agreement (the “2024 Oaktree Note”) and are eligible to draw up to an additional $15.0 million with the lenders’ consent. The New Oaktree Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the New Oaktree Agreement contains certain financial covenants, including, (i) a requirement that we maintain a minimum liquidity of $7.0 million, which may be reduced or increased as described in the New Oaktree Agreement, and (ii) that product net sales of Journey meet a consolidated minimum net sales amount of $60.0 million as of the last day of the fiscal quarter ending December 31, 2025, $65.0 million as of the last day of the fiscal quarter ending March 31, 2026, $70.0 million as of the last day of the fiscal quarter ending June 30, 2026, $75.0 million as of the last day of the fiscal quarter ending September 30, 2026, and $80.0 million as of the fiscal quarter ending December 31, 2026 and the last day of each fiscal quarter thereafter (the “Minimum Net Sales Test”), subject to certain exclusions. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights with respect to the Minimum Net Sales Test. The Minimum Net Sales Test covenant does not apply any time the outstanding principal balance of the Loan is less than or equal to $10.0 million. Under the Oaktree Second Amendment, in the event that the outstanding principal balance of the loan is less than or equal to $15.0 million and Fortress receives the distribution of proceeds from Cyprium following the closing of the sale of the PRV by Cyprium pursuant to the definitive asset purchase agreement dated February 22, 2026 (the “PRV APA”), the minimum liquidity required will be lowered to $2.0 million and the Minimum Net Sales Test will no longer apply.

The New Oaktree Agreement contains events of default that are customary for financings of this type, in certain circumstances subject to customary cure periods. In addition, the Company is also required to (i) raise common equity, or receive in proceeds from monetizations or distributions, by the end of each calendar year prior to the maturity date, in an aggregate amount equal to the greater of $20 million or 50% of an amount set forth in an annual budget delivered to the lenders and (ii) maintain a specified minimum equity stake in Journey. The capital raise and minimum stake covenants and financial covenants will not apply if (i) the outstanding principal balance of the loan is less than or equal to $10 million or (ii) the outstanding principal balance of the loan is less than or equal to $15.0 million and Fortress receives the distribution of proceeds from Cyprium following the closing of the sale of the PRV by Cyprium pursuant to the PRV APA (as defined below). The breach of any other such provisions (even, potentially, in an immaterial manner) could result in an event of default under the New Oaktree Agreement, the announcement and impact of which could have a negative impact on the trading prices of our securities. The restrictions imposed by such provisions may also inhibit our and certain of our subsidiaries and partner companies’ ability to enter into certain transactions or arrangements that management otherwise believes would be in our or such partner companies’ best interests, such as dispositions that would result in cash inflows to Fortress and/or our subsidiaries and partner companies, or acquisitions or financings that would promote future growth.

We have a history of operating losses that is expected to continue, and we are unable to predict the extent of future losses, whether we will be able to sustain current revenues or whether we will ever achieve or sustain profitability.

We continue to generate operating losses in all periods including losses from operations of approximately $70.2 million and $110.4 million for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, we had an accumulated deficit of approximately $734.1 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2025 and 2024, we incurred R&D expenses of approximately $11.9 million and $56.6 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Annual Report on Form 10-K. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

We have historically relied in part on sales of our Common Stock to fund our operations. For example, we raised an aggregate of approximately $36.6 million in net proceeds in fiscal years 2023 and 2024 and $1.0 million in net proceeds through the sale of shares of our Common Stock in offerings made under a Form S-3 “shelf” registration statement and $2.6 million from warrant exercises in fiscal year 2025. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to file any new shelf registration statements due to non-payment of dividends on our Series A Preferred Stock since July 5, 2024 and because we have not resumed payment of dividends on our Series A Preferred Stock or paid all accumulated dividends, we have lost the ability to use our currently effective “shelf” registration statement on Form S-3. Accordingly, we are only able to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to be a more expensive method of raising additional capital and may be more dilutive to our stockholders relative to using a Form S-3 shelf registration statement.

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

A significant portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Four of our marketed products, Qbrexza, Amzeeq, Zilxi, and Emrosi, currently have patent protection. Four of our marketed products, Accutane, Targadox, Luxamend and Exelderm, do not have patent protection or otherwise are not eligible for patent protection.

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

On February 25, 2026, Journey filed a patent infringement lawsuit in the District Court for the District of Delaware against Lupin Limited, Lupin Inc., and Lupin Pharmaceuticals, Inc. (collectively “Lupin”).  This lawsuit was filed following receipt of a “paragraph IV certification” notice from Lupin regarding its respective filing of an ANDA with the FDA seeking approval to engage in the commercial manufacture, use, or sale of a generic version of Emrosi in the U.S. prior to the expiration of certain of Journey’s U.S. patents. The notice alleged that certain of Journey’s patents related to Emrosi, which expire in January 2039, are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of the proposed generic products. Journey intends to vigorously defend its intellectual property. The filing of a lawsuit within 45 days of receipt of Lupin’s paragraph IV notice triggered a stay of FDA approval of Lupin’s ANDA for up to 30 months in accordance with the Hatch-Waxman Act.

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

Our ability to successfully commercialize any product candidate that receives marketing authorization depends in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, may result in more rigorous coverage criteria and in additional downward pressure on the price that can be charged for drug products. In addition, on May 12, 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, the HHS, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

The Inflation Reduction Act of 2022 (the “IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the HHS that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Orphan drugs that treat only one rare disease are exempt from the IRA’s drug negotiation program. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA.

As an alternative to the Affordable Care Act, President Trump recently announced the Great Healthcare Plan. As presented, the plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. It is uncertain whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such may be. In addition, increased Congressional scrutiny of the FDA’s approval process, as well as staffing cuts effected at the FDA in early 2025, may significantly delay or prevent marketing approval, and the industry could become subject to more stringent product labeling and post-marketing testing and other requirements, any of which could have a material adverse impact on the development and commercialization of drug products.

Over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process any regulatory submissions we submit in a timely matter, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Any terrorist attack, other act of violence or war, including military conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. This includes Russia’s February 2022 invasion of Ukraine, military conflict in the Middle East, attacks by armed groups on cargo ships in the Red Sea, and tensions across the Taiwan Strait. For instance, the United States or other countries may impose sanctions that restrict doing business in the affected countries and increased military conflict may affect third-party vendors and cause delays.

This risk may be magnified in the case of the recent and ongoing military conflicts between the United States and Iran, Israel and Hamas and Hezbollah and Russia and Ukraine. These conflicts may disrupt our partner companies’ ability to conduct clinical trials in a number of areas of the world, and accordingly, certain clinical trial sites may be affected. Those clinical trial sites may suspend or terminate trials, and patients could be forced to evacuate or choose to relocate, making them unavailable for initial or further participation in clinical trials. Alternative sites to fully and timely compensate for clinical trial activities in these areas may not be available, and we may need to find other countries to conduct these clinical trials. Clinical trial interruptions may delay our plans for clinical development and approvals for our product candidates, which could increase costs and jeopardize our ability to commence product sales and generate revenues.

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

Risks Pertaining to Reliance on Third Parties

We rely predominantly on third parties to manufacture the majority of our preclinical and clinical pharmaceutical supplies, and we expect to rely heavily on such third parties and other contractors to produce commercial supplies of our product candidates and products, if approved. Further, we rely solely on third parties to manufacture Journey’s commercialized products. Such dependence on third-party suppliers could adversely impact our businesses.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of December 31, 2025 and 2024, we had an accumulated deficit of approximately $734.1 million and $740.9 million, respectively. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities or potential liability. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with GLPs as appropriate. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any third party on which we rely fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may refuse to accept such data, or require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP in strict conformity to cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates, if approved by third-party payors, including government payors, generally would also be necessary for commercial success. The degree of market acceptance of any approved products would depend on a number of factors, including, but not necessarily limited to:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such products as well as competitive products;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of hospitals and clinics and patients of the product as a safe and effective treatment;
●	the potential and perceived advantages of such products over alternative treatments;
●	the safety of such products in a broader patient group (i.e., based on actual use);
●	the availability, cost and benefits of treatment, in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third parties and government authorities;
●	changes in regulatory requirements by government authorities for such products;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries, including any contradictions, warnings, drug interactions, or other precautions;
●	changes in the standard of care for the targeted indications for our product candidates or future product candidates, which could reduce the marketing impact of any labeling or marketing claims that we could make following FDA approval;
●	relative convenience and ease of administration;
●	the prevalence and severity of adverse events;
●	the effectiveness of our sales and marketing efforts; and
●	unfavorable publicity relating to the product.

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

The use of one or more of our product candidates and any future product candidate we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product candidate or product we develop, license, or acquire allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate or product, negligence, strict liability or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	withdrawal of clinical trial participants;
●	suspension or termination of clinical trial sites or entire trial programs;
●	decreased demand for any product candidates or products that we may develop, license or acquire;
●	initiation of investigations by regulators;
●	impairment of our business reputation;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	loss of revenues;
●	reduced resources of our management to pursue our business strategy; and
●	the ability to commercialize our product candidates or future product candidates.

We will obtain limited product liability insurance coverage for all of our upcoming clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed we intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for one or more of our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse events. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Additionally, we have entered into various agreements under which we indemnify third parties for certain claims relating to product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products, when and if any of them are approved.

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

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, and could result in financial, legal, business, and reputational harm to us. For example, in 2021, our partner company Journey was the victim of a cybersecurity incident that affected its accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. The details of the incident and its origin were investigated with the assistance of third-party cybersecurity experts working at the direction of legal counsel. The matter was reported to the Federal Bureau of Investigation and does not appear to have compromised any personally identifiable information or protected health information. The federal government was able to trace and seize the fraudulently transferred cryptocurrency associated with the breach. On September 19, 2024, the United States District Court Southern District of New York through the United States Marshalls notified the Company that it has recovered and would be returning to the Company a portion of the misappropriated cash, and in December of 2024 Journey received $4.6 million in connection with the recovery of funds related to the cybersecurity incident.

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

We customarily invest a significant portion of our cash in Insured Cash Sweeps (“ICS”) and/or Certificate of Deposit Account Registry Service (“CDARS”) accounts, each of which bears interest income to us that fluctuates according to adjustments in the target federal funds rate effected by the U.S. Federal Reserve’s Federal Open Market Committee (“FOMC”). The FOMC recently lowered the target federal funds rate and is anticipated by some to effect further decreases over the coming weeks and months, actions which have decreased, and could further decrease, the amount of interest income that we generate on our ICS, CDARS, and other short-term cash equivalent investment securities that we may hold.

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

Our management team is responsible for assessing and managing the material risks from cybersecurity threats and our Chief Financial Officer (“CFO”) leads these efforts on behalf of the management team. Our management team members have expertise in information systems, compliance and corporate governance, which we believe are disciplines that are effective in the management of the Company’s cybersecurity risk. Our CFO is well-informed on emerging cybersecurity risks and solutions used to mitigate and remediate loss due to cybersecurity incidents and is responsible for our internal cybersecurity programs and oversight of third-party cybersecurity vendors who monitor and execute on the prevention, detection, and mitigation of cybersecurity threats and incidents. Our CFO, as well as our management team, are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to our audit committee and overall board of directors on any appropriate items.

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

Company	Location	Type	Square Footage
Fortress	Bay Harbor Islands, FL	Office space	1,600
Fortress	New York, NY1	Office space	23,000
Fortress	Waltham, MA	Office space	6,100
Journey	Scottsdale, AZ	Office space	3,801

Note 1: In February 2026, the Company entered into an agreement to sublease the entire space to a subtenant, which agreement will expire in August 2031.

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

Market Information for 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock

Our 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock is listed for trading on the Nasdaq Capital Market under the symbol “FBIOP.”

Holders of Record

As of March 25, 2025, there were approximately 389 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holding and dividend and royalty revenue streams. Fortress works in concert with our extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. We have executed arrangements with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center (“COH” or “City of Hope”), Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, Dr. Reddy’s Laboratories, Ltd. (“DRL”), and Sun Pharmaceutical Industries Limited (“Sun Pharma”).

Following the exclusive license or other acquisition of the intellectual property underpinning a product or product candidate, Fortress leverages its business, scientific, regulatory, legal and financial expertise to help its subsidiaries and partner companies achieve their goals. Partner and subsidiary companies then assess a broad range of strategic arrangements to accelerate and provide additional funding to support research and development, including joint ventures, partnerships, out-licensings, sales transactions, and public and private financings. To date, three partner companies are publicly-traded, and four subsidiaries have consummated strategic partnerships with industry leaders AstraZeneca plc as successor-in-interest to Alexion Pharmaceuticals, Inc. (“AstraZeneca”), Sentynl Therapeutics, Inc. (“Sentynl”), Axsome Therapeutics, Inc. (“Axsome”), and Sun Pharma.

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

Recent Events

Revenue Portfolio

●	For the years ended December 31, 2025 and 2024, total net revenue was $63.3 million and $57.7 million, respectively, which includes net product revenue from Journey’s commercial portfolio of $61.2 million and $55.1 million, respectively.
●	For the year ended December 31, 2025, other revenue included $1.4 million related to Avenue’s termination of its license agreement with AnnJi Pharmaceutical Co. Ltd. (“AnnJi”), and $0.6 million related to Journey’s supply of Amzeeq to Cutia for commercial use and sales-based royalties on Cutia’s net sales of Amzeeq.
●	In January 2026, we announced the FDA approval of ZYCUBO (copper histidinate, also known as CUTX-101) for the treatment of Menkes Disease in pediatric patients. Our subsidiary, Cyprium, is eligible to receive commercial milestones and royalties on net sales of ZYCUBO from Sentynl, and was also transferred a Rare Pediatric Disease Priority Review Voucher (“PRV”) from Sentynl subsequent to the approval, which was sold for $205 million in gross proceeds.
●	Also in January 2026, Sun Pharma announced the commercial availability of UNLOXCYT (cosibelimab-ipdl), for the treatment of advanced cutaneous squamous cell carcinoma (“acSCC”) in adults who are not candidates for curative surgery or radiation.
●	In the fourth quarter of 2024, we announced the respective FDA approvals of Emrosi (Minocycline Hydrochloride Extended-Release Capsules, 40mg), by Journey; and UNLOXCYT (cosibelimab-ipdl), for acSCC by Checkpoint.

Emrosi (Minocycline Hydrochloride Extended-Release Capsules, 40mg, also known as DFD-29, for the treatment of rosacea)

●	In November 2024, Journey announced that the FDA approved Emrosi for the treatment of inflammatory lesions of rosacea in adults, and Journey subsequently launched Emrosi in March 2025.
●	Emrosi was developed for the treatment of rosacea at our partner company, Journey, in collaboration with DRL.

Commercial and Approved Products

UNLOXCYT™ (cosibelimab-ipdl, anti-PD-L1 antibody)

●	In May 2025, our former subsidiary, Checkpoint, was acquired by Sun Pharma for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval of Checkpoint’s principal drug product candidate. Fortress received $28.0 million and is eligible for a 2.5% royalty on net sales of UNLOXCYT as well as up to $4.8 million upon achievement of the contingent value right.
●	On December 13, 2024, Checkpoint received approval from the FDA for UNLOXCYT (cosibelimab-ipdl), for the treatment of metastatic or locally advanced cSCC in adults who are not candidates for curative surgery or radiation.
●	UNLOXCYT was sourced by Fortress and developed at Checkpoint, which was acquired by Sun Pharma in May 2025.

ZYCUBO (copper histidinate injection for Menkes disease, also referred to as CUTX-101)

●	On January 13, 2026, we announced the FDA approved ZYCUBO (copper histidinate, also referred to as CUTX-101) for the treatment of Menkes disease in pediatric patients. A PRV was issued in connection with FDA approval and, pursuant to the transaction with Sentynl, was transferred to Cyprium. On February 22, 2026, Cyprium entered into a definitive asset purchase agreement pursuant to which Cyprium agreed to sell the PRV for $205 million, which was paid upon the closing of the sale as announced on March 30, 2026.
●	Previously, in October 2025, Cyprium announced that the FDA had issued a CRL to Sentynl for CUTX-101 (copper histidinate for Menkes disease). The CRL noted cGMP deficiencies had been observed at the facility where CUTX-101 is manufactured and did not cite any other approvability concerns, nor did it identify any deficiencies in CUTX-101’s efficacy and safety data. In December 2025, we announced the FDA accepted the resubmission of the NDA for CUTX-101 as a Class 1 resubmission with a new PDUFA target action date of January 14, 2026.
●	In December 2023, Cyprium completed the asset transfer of CUTX-101 to Sentynl. Sentynl is obligated under the applicable agreement to use commercially reasonable efforts to develop and commercialize CUTX-101. Additionally, Cyprium is eligible to receive up to $128 million in aggregate sales milestones and royalties on net sales of ZYCUBO ranging from 3% to 12.5% on tiered annual net sales.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

Late Stage Product Candidates

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $135 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which, together with the upfront payment, would total up to approximately $182 million.
●	There are two ongoing global Phase 3 pivotal studies of CAEL-101 (also known as anselamimab) for Mayo Stage IIIa and Mayo Stage IIIb amyloid light-chain amyloidosis (“AL amyloidosis”), known as Cardiac Amyloid Reaching for Extended Survival (“CARES”) (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	On July 16, 2025, AstraZeneca announced an update from its Cardiac Amyloid Reaching for the CARES Phase 3 clinical program showing that anselamimab did not achieve statistical significance for the primary endpoint compared to placebo in patients with Mayo stages IIIa and IIIb AL amyloidosis. The primary endpoint was defined as a hierarchical combination of time to all-cause mortality (“ACM”) and frequency of cardiovascular hospitalizations (“CVH”). All patients in the clinical program received background standard of care for plasma cell dyscrasia. AstraZeneca stated that anselamimab showed highly clinically meaningful improvement in time to ACM and frequency of CVH in a prespecified subgroup of patients, compared to placebo (although AstraZeneca did not further characterize this subgroup). AstraZeneca also reported that anselamimab was well tolerated, with the majority of events balanced between the anselamimab treatment arm and the placebo arm. AstraZeneca indicated that the company plans to submit the pre-specified subgroup analysis from the CARES trials with regulatory authorities. In January 2026, the European Medicines Agency (“EMA”) disclosed that an approval application for anselamimab for the treatment of adult patients with kappa light chain amyloidosis was being reviewed.
●	CAEL-101 was sourced by Fortress and was developed by Caelum (founded by Fortress) until the acquisition by AstraZeneca of Caelum in October 2021.

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In October 2025, Urica announced that Crystalys Therapeutics, Inc. (“Crystalys”), in which Urica maintains an equity position, announced a $205 million Series A financing to support the advancement of global Phase 3 clinical studies evaluating dotinurad for the treatment of gout.

●	Also in October 2025, Urica announced the first patients were dosed in two randomized, double-blind, multicenter global Phase 3 trials, (ClinicalTrials.gov identifiers: the RUBY study (NCT07089875) and the TOPAZ study (NCT07089888)) evaluating dotinurad, a next-generation, once daily oral, URAT1 inhibitor with potential for best-in-class safety and efficacy for the treatment of gout.
●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys. Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica transferred substantially all intellectual property rights in dotinurad to Crystalys. In return, Crystalys issued to Urica shares of its common stock, including certain anti-dilution provisions through the raise of $150 million in equity securities, and also granted Urica a secured 3% royalty on future net sales of dotinurad.
●	Dotinurad was approved in Japan in 2020 has also obtained regulatory approval in China, Philippines and Thailand.
●	Dotinurad was sourced by Fortress and was in development at our Urica subsidiary until being acquired by Crystalys in July 2024.

Triplex (cytomegalovirus vaccine and immunotherapy)

●	Triplex, a potential vaccine and immunotherapy for prevention and control of cytomegalovirus (“CMV”), is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in the first half of 2026. The study aims to show that vaccination with Triplex can safely elicit a CMV-specific immune response and reduce asymptomatic CMV replication in a population of people with HIV on suppressive antiretroviral therapy. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to placebo, and thus, potentially reduce related mortality and morbidity (NCT05099965).
●	In January 2025, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 clinical trial to evaluate Triplex when administered to human leukocyte antigen (“HLA”) matched related stem cell donors to reduce CMV events in patients undergoing hematopoietic stem cell transplantation (“HSCT”). The trial is funded by a grant from the National Cancer Institute (“NCI”) (NCT06059391).
●	Triplex is currently also the subject of multiple other ongoing clinical trials, including: a Phase 1/2 trial for CMV control in pediatric recipients of HSCT (NCT03354728); a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 CAR T cell therapy for the treatment of non-Hodgkin lymphoma (NCT05432635); a Phase 2 trial for safety and effectiveness in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant (NCT02506933); a Phase 1 trial of Triplex in combination with CAR T cell therapy for adults with non-Hodgkin lymphoma (NCT05801913); and a Phase 1 trial of Triplex in combination with an allogeneic anti-CD19-CAR CMV-specific T cell therapy for adults with high-risk acute lymphoblastic leukemia (NCT06735690).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

Early Stage Product Candidates

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In November 2024, Mustang announced that the FDA granted Orphan Drug Designation to Mustang for MB-108, a HSV-1 oncolytic virus, for the treatment of malignant glioma. In July 2025, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-101 for the treatment of recurrent diffuse and anaplastic astrocytoma (astrocytomas) and glioblastoma.
●	In March 2024, data from the Phase 1 trial evaluating MB-101 IL13Rα2-targeted CAR T-cells in high-grade glioma were published in Nature Medicine. MB-101 was well tolerated, and 50% of patients achieved stable disease or better, with two partial responses and two complete responses in high grade glioma patients. The two patients who achieved complete response both had high levels of intratumoral CD3+ T-cells pre-therapy (i.e., “hot” tumors), and their responses lasted 7.5 and 66+ months, respectively. In the cohort with dual intratumoral (ICT) / intraventricular (ICV) delivery and an optimized manufacturing process there was a ~70% improvement in median overall survival (10.2 months) compared to the expected survival rate of six months in this patient population.

●	Mustang is currently exploring with COH an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the second quarter of 2026.
●	MB-101, MB-108, and MB-109 are currently in development at our partner company, Mustang.

ATX-04 (clenbuterol)

●	On February 18, 2026, our partner company Avenue entered into a license agreement with Duke University (“Duke”), whereby Avenue obtained an exclusive worldwide license (the "ATX-04 License") from Duke to certain patents and know-how pertaining to clenbuterol for the treatment of lysosomal storage diseases.
●	ATX-04 is a selective β2-adrenergic agonist with human proof-of-concept data demonstrating improved muscle function and enhanced response to enzyme replacement therapy. Avenue intends to advance ATX-04 through a late-stage clinical development program leveraging existing human safety and efficacy data, with an initial focus on treating Pompe disease as an adjunct to enzyme replacement therapy.
●	ATX-04 is in development at our partner company, Avenue.

Other Product Candidates

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In March 2025, Avenue received a “notice of intent to terminate” letter from AnnJi, the licensor of AJ201, with respect to the license agreement under which Avenue was granted rights to the product candidate.
●	In April 2025, Avenue and AnnJi entered into a License Termination and Program Transfer Agreement, pursuant to which the license agreement and related agreements were terminated and the program was returned to AnnJi, with AnnJi paying $1.6 million net of withholding to Avenue. Avenue is eligible to receive milestone payments, royalties on AJ201, and sublicensing revenue from AnnJi.
●	AJ201 was sourced by Fortress and was previously in development at our partner company, Avenue.

BAER-101 (GABAA α2/3 positive allosteric modulator)

●	In November 2025, Avenue announced it had entered into an agreement for Baergic to be acquired by Axsome, including the global rights to BAER-101 (also known as AZD7325), a novel oral GABAA α2,3 subtype-selective receptor positive allosteric modulator (“PAM”). BAER-101 was originally licensed by Baergic from AstraZeneca AB and will be referred to as AXS-17 by Axsome going forward. Axsome intends to evaluate AXS-17 as a potential treatment for epilepsy.
●	Avenue is eligible to receive approximately 74% of all future payments and royalties payable to the former stockholders of Baergic including development and commercial milestones and a tiered mid-to-high single-digit royalty on potential global net sales of AXS-17.
●	BAER-101 was sourced by Fortress and was in development at Baergic, a majority-owned subsidiary of Avenue, until its sale to Axsome in November 2025.

General Corporate and Other – Fortress

●	In the year ended December 31, 2025, the Company received gross proceeds of $2.6 million from warrant exercises.
●	Due to the receipt of $28 million of proceeds from the sale of Checkpoint in May 2025, the Company made payments to Oaktree comprising: $5.5 million in principal, $0.1 million in interest, and $0.3 million in Yield Protection Premium (as defined in the New Oaktree Agreement). At December 31, 2025, the outstanding principal balance of the 2024 Oaktree Note was $29.8 million.

●	On February 22, 2026, Cyprium entered into a definitive asset purchase agreement (the “PRV APA”) pursuant to which Cyprium agreed to sell the PRV that was originally issued in connection with the FDA’s approval of ZYCUBO (copper histidinate, formerly known as CUTX-101) for the treatment of Menkes disease in pediatric patients and that was transferred to Cyprium prior to the entry into the PRV APA for $205 million. On March 30, 2026, the Company and Cyprium announced the closing of the PRV APA transaction.
●	The Company owns the majority of Cyprium’s outstanding common stock, on an as-converted basis, and expects to receive its pro rata share of future dividends from Cyprium following the closing of the PRV APA. In total, the Company expects to receive an aggregate of at least $100.0 million from Cyprium pursuant to potential future dividends and intercompany agreements, including amounts owed by Cyprium to the Company through intercompany debt, interest and accrued expenses.

General Corporate and Other – Public Subsidiaries

●	In the year ended December 31, 2025, Journey received approximately $16.4 million in net proceeds under the Journey At the Market Offering program.
●	In July 2025, Mustang received gross proceeds of $7.1 million from warrant exercises.
●	In June 2025, Journey Medical joined the small-cap Russell 2000 Index and the broad-market Russell 3000 Index, effective after the close of U.S. equity markets on June 27, 2025, as a result of their 2025 annual Russell Index reconstitution.
●	In March 2025, Avenue received a notice from The Nasdaq Stock Market LLC that Avenue’s common stock would be suspended at the open of trading on March 19, 2025. Avenue’s common stock was subsequently formally delisted from the Nasdaq Capital Market in July 2025. Avenue’s common stock began trading under the symbol “ATXI” on the OTC Markets system on March 19, 2025. Avenue currently plans to continue to file its required periodic reports and other filings with the SEC.
●	In February 2025, Mustang announced it had concurrently exited the lease for its manufacturing facility in Worcester, Massachusetts and sold certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million.
●	In January 2025, Mustang effected a 1-for-50 reverse stock split to achieve compliance with the minimum bid price listing requirement of the Nasdaq Capital Market.

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

We accounted for the debt with Oaktree with detachable warrants in accordance with ASC 470, Debt. We assessed the classification of the common stock purchase warrants issued in connection with such transactions and determined that such instruments met the criteria for equity classification. The note proceeds were allocated between the 2024 Oaktree Note and the warrants on a relative fair value basis.

We recorded the related issue costs and value ascribed to the warrants as a debt discount of the 2024 Oaktree Note. The discount is being amortized utilizing the effective interest method over the term of the 2024 Oaktree Note, which was approximately 11.6% at December 31, 2025.

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

The following table summarizes the Company’s basic ownership of the issued and outstanding common and preferred shares in consolidated Fortress subsidiaries:

December 31,
Partner Company/Subsidiary	2025
Avenue (OTC: ATXI)	10.3%
Cellvation	80.0%
Checkpoint[1]	—%
Cyprium	73.9%
Helocyte	83.4%
Journey (Nasdaq: DERM)	36.3%
Mustang (Nasdaq: MBIO)	4.0%
Oncogenuity	73.9%
Urica	70.4%

Note 1: In May 2025, our former subsidiary, Checkpoint, was acquired by Sun Pharma.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$61,239	$55,134	$6,105	11%
Collaboration revenue	—	1,500	(1,500)	(100)%
Revenue – related party	—	41	(41)	(100)%
Other revenue	2,023	1,000	1,023	102%
Net revenue	63,262	57,675	5,587	10%

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	20,924	20,879	45	0%
Amortization of acquired intangible assets	4,258	3,424	834	24%
Research and development	11,901	56,629	(44,728)	(79)%
Research and development – licenses acquired	—	252	(252)	(100)%
Selling, general and administrative	96,400	87,731	8,669	10%
Loss recovery	—	(4,553)	4,553	(100)%
Asset impairment	—	3,692	(3,692)	(100)%
Total operating expenses	133,483	168,054	(34,571)	(21)%
Loss from operations	(70,221)	(110,379)	40,158	(36)%

Other income (expense)
Interest income	2,485	2,683	(198)	(7)%
Interest expense and financing fee	(10,106)	(13,527)	3,421	(25)%
Loss on common stock warrant liabilities	(398)	(638)	240	(38)%
Gain from deconsolidation of subsidiary	27,127	—	27,127	100%
Other income	17,578	1,318	16,260	1234%
Total other income (expense)	36,686	(10,164)	46,850	(461)%
Loss before income tax expense	(33,535)	(120,543)	87,008	(72)%

Income tax expense (benefit)	(620)	312	(932)	(299)%
Net loss	(32,915)	(120,855)	87,940	(73)%

Attributable to non-controlling interests	39,730	74,858	(35,128)	(47)%
Net income (loss) attributable to Fortress	$6,815	$(45,997)	$52,812	(115)%

Revenue

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$61,239	$55,134	$6,105	11%
Collaboration revenue	—	1,500	(1,500)	(100)%
Revenue – related party	—	41	(41)	(100)%
Other revenue	2,023	1,000	1,023	102%
Net revenue	$63,262	57,675	$5,587	10%

For the year ended December 31, 2025, we generated $63.3 million of net revenue, of which $61.2 million relates to product revenue derived from Journey’s sales of branded and generic products, and $2.0 million in other revenue comprises $1.4 million related to Avenue’s termination of its license agreement with AnnJi, and $0.6 million related to Journey’s supply of Amzeeq to Cutia for commercial use and sales-based royalties on Cutia’s net sales of Amzeeq. JMC began supplying Amzeeq to Cutia in August 2025 under an agreement with Cutia. For the year ended December 31, 2024, we generated $57.7 million of net revenue, of which $55.1 million relates to product revenue derived from Journey’s branded and generic products, $1.5 million relates to collaboration revenue from Sentynl for the NDA submission acceptance milestone relating to CUTX-101, and $1.0 million in other revenue relates to a $1.0 million milestone payment from Cutia that became payable to JMC upon Cutia receiving marketing approval for topical 4% minocycline foam in the People’s Republic of China.

For the year ended December 31, 2025, net product revenues increased by $6.1 million, or 11%, from $55.1 million. The increase is primarily due to the U.S commercial launch of Emrosi generating incremental revenues of $14.7 million in 2025. This is partially offset by a decrease in Accutane revenue of $6.5 million, as a result of lower sales volume driven by recent market competition, as well as a decrease in JMC’s sales of legacy products due to lower unit volumes driven by generic competition.

Cost of Goods Sold

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$20,924	$20,879	$45	0%

Cost of goods sold – (excluding amortization of acquired intangible assets) was consistent year over year at $20.9 million for the years ended December 31, 2025 and 2024. Higher royalty expenses associated with incremental revenue from Emrosi in 2025 were offset by lower product costs resulting from a favorable product mix, primarily reflecting the increased sales of Emrosi in 2025. Emrosi carries a higher gross margin than our other products, contributing to the stable overall cost of goods sold despite the increased revenues.

Amortization of Acquired Intangible Assets

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Amortization of acquired intangible assets	$4,258	$3,424	$834	24%

Amortization of acquired intangible assets increased by $0.8 million, or 24%, to $4.3 million for the year ended December 31, 2025, from $3.4 million for the year ended December 31, 2024, driven by the addition of the Emrosi acquired intangible asset upon Journey’s payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

Research and development expenses

R&D costs primarily consist of personnel-related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for licenses and milestones, costs related to in-licensed products and technology, payments made to third party contract research organizations for preclinical and clinical studies, investigative sites for clinical trials, consultants, the cost of acquiring and manufacturing clinical trial materials, costs associated with regulatory filings and patents, laboratory costs and other supplies.

For the years ended December 31, 2025 and 2024, R&D expenses were approximately $11.9 million and $56.6 million, respectively, a decrease of $44.7 million or 79%. The table below provides a summary of research and development by entity, for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,		Change
($ in thousands)	2025	2024	$	%
Research & development
Fortress[1]	$1,125	$(4,443)	$5,568	(125)%
Avenue	1,037	6,645	(5,608)	(84)%
Checkpoint[2]	10,775	36,152	(25,377)	(70)%
Journey	480	9,857	(9,377)	(95)%
Mustang	(1,516)	8,418	(9,934)	(118)%
Total research & development expense	$11,901	$56,629	$(44,728)	(79)%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2: Checkpoint expenses are for the five-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3, Asset Purchase and Merger Agreements, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).

R&D expense at Fortress and the private subsidiaries has increased $5.6 million, or 125%, primarily because R&D at Fortress is inclusive of annual PIK dividend income received from the subsidiaries (see Note 16, Related Party Transactions, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K), and PIK income received by Fortress has decreased $8.5 million, due primarily to the deconsolidation of Checkpoint in May 2025. This was offset in part by reduced costs at Urica of $2.7 million for the dotinurad clinical program after its transition to Crystalys in July 2024.

Checkpoint’s reduced R&D expense of $25.4 million, or 70%, is due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma.

The decrease in R&D spending at Mustang of $9.9 million, or 118%, is primarily attributed to a $3.2 million decrease in costs incurred related to the termination of the transaction with uBriGene (Boston) Biosciences, Inc. in 2024, a $2.8 million decrease in outside service expenses and consulting, including assay development costs; a $2.0 million decrease in sponsored research and license related expenses; and a $1.0 million decrease in clinical trial related costs. Mustang has been actively negotiating settlements of aged payables, and recognized savings of approximately $2.1 million, which resulted in a credit for R&D expenses during the year ended December 31, 2025. This credit is not indicative of Mustang’s research and development expenses going forward.

Journey’s decreased R&D costs of $9.4 million, or 95%, are due to pre-approval project costs related to Emrosi incurred in 2024, which concluded following the FDA’s approval of Emrosi in November 2024.

R&D expense at Avenue decreased $5.6 million, or 84%, due to a $5.2 million decrease in pre-clinical and clinical development costs for AJ201 prior to entering into the termination agreement with AnnJi, a $0.1 million decrease in manufacturing expenses, and a $0.1 million decrease in personnel costs.

Noncash, stock-based compensation expense included in R&D for the years ended December 31, 2025 and 2024, was $6.3 million and $7.1 million, respectively, a decrease of $0.9 million, or 12%.

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - research & development
Fortress[1]	$1,371	$1,746	$(375)	(21)%
Avenue	124	269	(145)	(54)%
Checkpoint[2]	4,782	5,248	(466)	(9)%
Journey	—	508	(508)	(100)%
Mustang	(10)	(650)	640	(98)%
Total stock-based compensation expense - research and development	$6,267	$7,121	$(854)	(12)%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2: Checkpoint expenses are for the five-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3, Asset Purchase and Merger Agreements, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).

The decrease in stock-based compensation expense included in R&D for the year ended December 31, 2025 is attributable to reduced expense at Fortress of $0.4 million, or 21%, due to grants fully vested as of July 2025, performance-based vesting of grants at Checkpoint, triggered by the FDA approval of UNLOXCYT in December 2024, coupled with the deconsolidation of Checkpoint in May 2025, and the $0.6 million, or 98%, increase at Mustang due to the non-repeat of stock compensation expense credits from the April 2024 reduction in the Mustang workforce.

We expect research and development costs to increase in 2026 with potential new in-licenses or acquisitions.

Research and development – licenses acquired

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Research and development – licenses acquired	$—	$252	$(252)	(100)%

The decrease in research and development – licenses acquired of $0.3 million, or 100%, in 2025 is due primarily to $0.3 million incurred by Mustang in 2024 related to a milestone achievement, with no comparable expense in the year ended December 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. For the years ended December 31, 2025 and 2024, selling, general and administrative expenses were $96.4 million and $87.7 million, respectively, an increase of $8.7 million, or 10%. The table below provides a summary by entity of selling, general and administrative expenses for the years ended December 31, 2025 and 2024, respectively:

	Year Ended
	December 31,		Change
($ in thousands)	2025	2024	$	%
Selling, general & administrative
Fortress[1]	$17,371	$18,691	$(1,320)	(7)%
Avenue	3,450	4,638	(1,188)	(26)%
Checkpoint[2]	27,263	20,063	7,200	36%
Journey	44,368	40,204	4,164	10%
Mustang	3,948	4,135	(187)	(5)%
Total selling, general & administrative expense	$96,400	$87,731	$8,669	10%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2: Checkpoint expenses are for the five-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3, Asset Purchase and Merger Agreements, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).

The increase in general and administrative expenses at Checkpoint of $7.2 million, or 36%, is primarily driven by the increase in stock-based compensation due to performance-based vesting triggered by the transaction with Sun Pharma.

The increase at Journey of $4.2 million, or 10%, is primarily due to incremental operational activities related to the launch and commercialization of Emrosi.

The decrease in selling, general and administrative expenses at Fortress and the private subsidiaries of $1.3 million, or 7%, is primarily attributable to decreased stock compensation expense at Fortress due to fully-vested grants offset by less equity fees received from the partner companies of Fortress due to less equity offerings and warrant exercises for the public subsidiaries in 2025.

The decrease in general and administrative expenses at Avenue of $1.2 million, or 26%, is primarily due to decreased stock-based compensation expense, personnel expenses and legal expenses.

Stock-based compensation expense included in selling, general and administrative expenses in the years ended December 31, 2025 and 2024 was $22.5 million and $25.5 million, respectively, a decrease of $3.0 million, or 12%.

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$6,189	$8,737	$(2,548)	(29)%
Avenue	541	967	(426)	(44)%
Checkpoint[2]	9,315	10,004	(689)	(7)%
Journey	6,288	5,590	698	12%
Mustang	139	200	(61)	(31)%
Total stock-based compensation expense - selling, general and administrative	$22,472	25,498	$(3,026)	(12)%

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica.

Note 2: Checkpoint expenses are for the five-month period ending May 30, 2025, due to the deconsolidation of Checkpoint on May 30, 2025 related to the Sun Pharma transaction (see Note 3, Asset Purchase and Merger Agreements, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).

The decrease in stock-based compensation expense included in selling, general and administrative expense for the year ended December 31, 2025 is primarily attributable to Long-Term Incentive Plan vesting that occurred in July 2025, decreasing Fortress’ expense by $2.5 million, or 29%.

We expect selling, general and administrative expenses to remain flat or increase in 2026.

Loss Recovery

Journey recorded a loss recovery benefit to income of $4.6 million in connection with the recovery of funds related to a previously disclosed cybersecurity incident in September 2021. Journey received the $4.6 million in cash in December 2024. There was no comparable benefit recorded in 2025.

Asset Impairment

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Asset impairment	$—	$3,692	$(3,692)	(100)%

For the year ended December 31, 2024, Mustang recorded an asset impairment of $3.7 million, of which approximately $2.7 million was attributable to Mustang’s assessment of the recoverability of the asset group consisting of leasehold improvements and associated right-of-use asset, and $1.0 million related to property, plant and equipment held for sale at December 31, 2024, and subsequently sold in 2025. There was no comparable expense in 2025.

Other Expense

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Other expense
Interest income	$2,485	$2,683	$(198)	(7)%
Interest expense and financing fee	(10,106)	(13,527)	3,421	(25)%
Loss on common stock warrant liabilities	(398)	(638)	240	(38)%
Gain from deconsolidation of subsidiary	27,127	—	27,127	100%
Other income	17,578	1,318	16,260	1234%
Total other income (expense)	$36,686	(10,164)	$46,850	(461)%

Total other income (expense) increased $46.9 million, or 461%, from expense of $10.2 million for the year ended December 31, 2024 to income of $36.7 million for the year ended December 31, 2025. As a result of the merger of Checkpoint with Sun Pharma, we deconsolidated Checkpoint in May 2025, and recognized a gain from deconsolidation of approximately $27.1 million during the year ended December 31, 2025 (see Note 3, Asset Purchase and Merger Agreements, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). We also recognized an increase in the fair value of Urica’s equity interest in Crystalys of $15.1 million and reversed the liability associated with the repurchase obligation of $2.6 million during the year ended December 31, 2025 (see Note 3, Asset Purchase and Merger Agreements, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). These gains were partially offset by interest expense and financing fee expenses related to Fortress’ debt outstanding with Oaktree and Journey’s debt outstanding with SWK Funding LLC (“SWK”). The $3.4 million, or 25%, decrease in interest expense and financing fees is attributable to a loss on extinguishment of debt of $3.6 million recognized in the year ended December 31, 2024 related to the Company’s 2024 extinguishment of its prior 2020 facility with Oaktree.

Attributable to Non-Controlling Interests

The loss attributable to non-controlling interests decreased $35.1 million, or 47%, from $74.9 million for the year ended December 31, 2025 to $39.7 million for the year ended December 31, 2025 primarily due to the sale of Checkpoint in May 2025.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2025, we had an accumulated deficit of $734.1 million primarily as a result of research and development expenses, purchases of in-process research and development and selling, general and administrative expenses.

We fund our operations through cash on hand, debt issuances, third-party financings, asset sales, and the sale of subsidiaries and partner companies. At December 31, 2025, we had cash and cash equivalents of $79.4 million of which $35.2 million relates to Fortress and the private subsidiaries (primarily funded by Fortress), $17.3 million relates to Mustang, $24.1 million relates to JMC and $2.9 million relates to Avenue. Restricted cash relates to office leases and totals $1.2 million.

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

Stock Offerings and At-The-Market Share Issuances

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of December 31, 2025, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

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

During the year ended December 31, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 per share for gross proceeds of approximately $1.0 million under the Company’s at-the-market offering program.

Journey

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “Journey 2022 S-3”), which was declared effective on January 26, 2023. The Journey 2022 S-3 covered the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey entered into a sales agreement relating to the sale of shares of Journey’s common stock in an at-the-market offering (the “Journey ATM Sales Agreement”). In accordance with the terms of the Journey ATM Sales Agreement, Journey was able to offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time.

In August 2025, Journey entered into a new At Market Issuance Sales Agreement (the “Journey 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC (each, an “Agent” and together, the “Agents”). In accordance with the terms of the Journey 2025 ATM Sales Agreement, Journey may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal. As of December 31, 2025, 750,000 shares of Journey common stock were issued and sold under the Journey 2025 ATM Sales Agreement.

For the year ended December 31, 2025, Journey issued and sold approximately 2.6 million shares of common stock for net proceeds of $16.4 million under both the Journey ATM Sales Agreement and the Journey 2025 ATM Sales Agreement.

On January 15, 2026, Journey filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “Journey 2026 Shelf”), which was declared effective by the Securities and Exchange Commission on January 21, 2026. This shelf registration statement covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. The Journey 2026 Shelf replaces the Journey 2022 S-3. Sales under the Journey 2025 ATM Sales Agreement after the effective date will occur under the 2026 Shelf.

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

In May 2025, Checkpoint was sold to Sun Pharma in a transaction that resulted in the Company receiving $28.0 million in cash proceeds (see Note 3, Asset Purchase and Merger Agreements, in the Notes to the Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).

Mustang

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of December 31, 2025, approximately $34.2 million of the Mustang 2024 S-3 remained available for sales of securities, subject to General Instruction I.B.6. of Form S-3. The ability of Mustang to register new offers and sales of securities under the Mustang 2024 S-3 expires on June 12, 2027.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the year ended December 31, 2025, Mustang issued approximately 0.1 million shares of common stock at an average price of $11.55 per share for net proceeds of $0.6 million under the Mustang ATM, after deducting aggregate fees of approximately $27,000.

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants (the “Series C-2 Warrants”) to purchase up to 2,657,807 shares of common stock. Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and expired when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 Warrants expire five years from Warrant Stockholder Approval and the Series C-2 Warrants expire twenty-four months from Warrant Stockholder Approval. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds from the exercise of the Warrants, was approximately $6.9 million.

In July 2025, the remaining approximately 0.5 million of the Pre-Funded Warrants and approximately 2.4 million of the Series C-2 Warrants were exercised. In connection with these exercises, Mustang received approximately $7.1 million in proceeds and issued approximately 2.9 million shares of its common stock. As of December 31, 2025, all of the Series C-1 Warrants and 284,452 of the Series C-2 Warrants remain outstanding.

Avenue

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. Avenue filed a replacement shelf registration on Form S-3 on December 4, 2024 (the “Avenue Replacement Shelf”), under the Securities Act of 1933, as amended, which was later withdrawn. However, effective as of July 18, 2025, Avenue was formally delisted from Nasdaq with Nasdaq’s filing on that date of a Form 25 with the SEC; Avenue is therefore ineligible to use Form S-3 and unable to use the Avenue 2021 S-3 or the Avenue Replacement Shelf. On December 15, 2025, Avenue filed a Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-279125), which Post-Effective Amendment was declared effective on December 16, 2025.

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue was then able to offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offers and sales of the shares were to be made pursuant the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the year ended December 31, 2025, Avenue issued 0.9 million shares through the Avenue ATM for net proceeds of $2.1 million. Avenue is no longer able to utilize the Avenue ATM as a result of the delisting of its stock from trading on Nasdaq.

Debt

Oaktree Facility

On July 25, 2024, Fortress entered into the $50.0 million senior secured credit agreement (the “2024 Oaktree Agreement”) with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). On December 12, 2025, Fortress entered into the First Amendment to the 2024 Oaktree Agreement (“the “Oaktree First Amendment”), which provided for, among other things, an extension of the maturity date to June 30, 2028, and an adjustment to the minimum net sales covenant. On February 22, 2026, Fortress entered into the Second Amendment to the 2024 Oaktree Agreement (the “Oaktree Second Amendment,” and together with the Oaktree First Amendment and the 2024 Oaktree Agreement, the “New Oaktree Agreement”). The Company borrowed $35.0 million under the 2024 Oaktree Agreement on the Closing Date (the “2024 Oaktree Note”) and is eligible to draw up to an additional $15.0 million at the lenders’ discretion to support future business development activities. The 2024 Oaktree Note replaced the Company’s prior 2020 facility with Oaktree, with respect to which the remaining $50.0 million balance was repaid in full. Under the terms of the New Oaktree Agreement, as amended, the loans have a 41-month interest-only period with a maturity date of June 30, 2028, and bear interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 7.625% (subject to a 2.50% SOFR floor and a 5.75% SOFR cap). At December 31, 2025, the interest rate applicable to the 2024 Oaktree Note was 11.6%. The Company is required to make quarterly interest-only payments until the maturity date, except 12.5% of the then-outstanding principal balance of the loans is due on September 30, 2027, 12.5% of the principal balance of the loans is due on December 30, 2027, 37.5% of the principal balance of the loans is due on March 31, 2028, with the remaining principal amount due on the maturity date.

The Company may voluntarily prepay, in whole or in part, the amounts due under the New Oaktree Agreement at any time subject to a prepayment fee. Upon the receipt of proceeds from the sale of Checkpoint (see Note 3), the Company made payments to Oaktree comprised of: $5.5 million in principal, $0.1 million in interest, and $0.3 million in Yield Protection Premium (as defined in the New Oaktree Agreement). The New Oaktree Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the New Oaktree Agreement contains certain financial covenants, including, (i) a requirement that the Company maintain a minimum liquidity of $7.0 million, which may be reduced or increased as described in the New Oaktree Agreement, and (ii) that product net sales of Journey meet a consolidated minimum net sales amount of $60.0 million as of the last day of the fiscal quarter ending December 31, 2025, $65.0 million as of the last day of the fiscal quarter ending March 31, 2026, $70.0 million as of the last day of the fiscal quarter ending June 30, 2026, $75.0 million as of the last day of the fiscal quarter ending September 30, 2026, and $80.0 million as of the fiscal quarter ending December 31, 2026 and the last day of each fiscal quarter thereafter, subject to certain exclusions. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company with respect to the Minimum Net Sales Test. The Minimum Net Sales Test covenant does not apply any time the outstanding principal balance of the Loan is less than or equal to $10.0 million. Under the Oaktree Second Amendment, in the event that the outstanding principal balance of the loan is less than or equal to $15.0 million and Fortress receives the distribution of proceeds from Cyprium following the closing of the sale of the PRV by Cyprium pursuant to the PRV APA, the minimum liquidity required will be lowered to $2.0 million and the Minimum Net Sales Test will no longer apply.

The New Oaktree Agreement, contains events of default that are customary for financings of this type, in certain circumstances subject to customary cure periods. In addition, the Company is also required to (i) raise cash proceeds from the sale of common stock, or receive monetizations or distributions, by the end of each calendar year prior to the maturity date, in an aggregate amount equal to the greater of $20 million or 50% of an amount set forth in an annual budget delivered to the lenders and (ii) maintain a specified minimum equity stake in Journey. The capital raise and minimum stake covenants and financial covenants will not apply if (i) the outstanding principal balance of the loan is less than or equal to $10 million or (ii) the outstanding principal balance of the loan is less than or equal to $15.0 million and Fortress receives the distribution of proceeds from Cyprium following the closing of the sale of the PRV by Cyprium pursuant to the PRV APA. Following an event of default and any cure period, if applicable, Oaktree will have the right upon notice to accelerate all amounts outstanding under the New Oaktree Agreement, in addition to other remedies available to the lenders as secured creditors of the Company.

In connection with the New Oaktree Agreement, the Company granted a security interest in favor of Oaktree, for the benefit of the lenders, in substantially all of the Company’s assets, subject to customary exceptions, as collateral securing the Company’s obligations under the New Oaktree Agreement.

SWK Facility

On December 27, 2023 (the “SWK Closing Date”), Journey entered into a Credit Agreement with SWK. The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the SWK Closing Date, Journey drew $15 million. On June 26, 2024, Journey drew the remaining $5.0 million under the Credit Facility. On July 9, 2024, Journey entered into an Amendment to the Credit Agreement with SWK. This amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added was contractually required to be drawn upon FDA approval of Emrosi, subject to Journey receiving approval on or before June 30, 2025. Journey received FDA approval for Emrosi on November 4, 2024 and drew on the remaining $5.0 million on November 25, 2024. On September 25, 2025, Journey entered into the Third Amendment to the SWK Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, extends the maturity date of Journey’s existing SWK Credit Facility from December 27, 2027 to June 27, 2028. Term loans under the SWK Credit facility bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments began in February 2024 and are paid quarterly. Beginning in February 2027, the Company is required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to $2.5 million per quarter, or 10% of the principal amount of funded Term Loans, with any remaining principal balance due on the maturity date.

Asset Sales

On February 22, 2026, Cyprium entered into a definitive asset purchase agreement to sell its PRV (the “PRV APA”) for gross proceeds of $205 million upon the closing of the transaction.  Cyprium is obligated to pay 20% of the PRV APA proceeds to the Eunice Kennedy Shriver National Institute of Child Health and Human Development, an institute of the National Institutes of Health. The PRV APA contains customary representations, warranties, covenants and indemnification provisions, in each case subject to certain limitations. On March 30, 2026, the Company and Cyprium announced the closing of the PRV APA transaction.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	Change
Total cash (used in)/provided by:
Operating activities	$(65,777)	$(80,191)	$14,414
Investing activities	10,121	(15,000)	25,121
Financing activities	77,442	70,641	6,801
Net increase (decrease) in cash and cash equivalents and restricted cash	$21,786	$(24,550)	$46,336

Operating Activities

Net cash used in operating activities decreased by $14.4 million from the year ended December 31, 2024 to the year ended December 31, 2025. The decrease is primarily attributable to the decrease in net loss of $87.9 million, offset by the $27.1 million gain on deconsolidation recognized related to Checkpoint, and the $15.1 million increase in the fair value of investment, as well as the $17.0 million increase resulting from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 of $15.0 million increased $25.1 million to $10.1 million provided by investing activities for the year ended December 31, 2025. The change is due to Journey’s payment of the $15 million milestone paid to DRL in December 2024 triggered by the FDA approval of Emrosi, coupled with the net cash increase of $9.0 million related to the sale of Checkpoint to Sun Pharma in May 2025, and Mustang’s $1.2 million proceeds from the sale of its held-for-sale assets related to the exit of its manufacturing facility in the year ended 2025.

Financing Activities

Net cash provided by financing activities increased $6.8 million from the year ended December 31, 2024 to the year ended December 31, 2025. The increase is attributable to an increase in proceeds from partner companies’ equity offerings and warrant exercises of $12.0 million and the decrease in the payments made to Oaktree of $45.4 million, partially offset by decreased proceeds from the issuance of common stock for equity offerings of the Company in the current period of $17.4 million and the decrease in proceeds from long-term debt of $33.8 million.

Components of cash flows from publicly-traded partner companies are:

	For the Year Ended December 31, 2025
($ in thousands)	Fortress[1]	Avenue	Checkpoint[2]	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$6,915	$(1,833)	$(53,154)	$(12,441)	$(5,264)	$(65,777)
Investing activities	8,956	—	—	—	1,165	10,121
Financing activities	(2,714)	2,094	47,310	16,226	14,526	77,442
Net increase (decrease) in cash and cash equivalents and restricted cash	$13,157	$261	$(5,844)	$3,785	$10,427	$21,786

	For the Year Ended December 31, 2024
($ in thousands)	Fortress[1]	Avenue	Checkpoint	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(19,527)	$(9,026)	$(31,101)	$(9,127)	$(11,410)	$(80,191)
Investing activities	—	—	—	(15,000)	—	(15,000)
Financing activities	(231)	9,837	32,777	16,993	11,265	70,641
Net increase (decrease) in cash and cash equivalents and restricted cash	$(19,758)	$811	$1,676	$(7,134)	$(145)	$(24,550)

Note 1: Includes Fortress and non-public subsidiaries.

Note 2: Checkpoint cash flows are for the five-month period ending May 2025, due to the deconsolidation of Checkpoint as of May 2025 related to the Sun Pharma transaction (see Note 3 to the consolidated financial statements).

Contractual Obligations

Our short-term and long-term contractual obligations as of December 31, 2025 include:

●	Contractual payments related to our long-term debt (see Note 9, Debt and Interest, to our Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K);
●	obligations under our leases (see Note 14, Commitments and Contingencies, to our Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K); and

●	obligations under license agreements (see Note 7, License Agreements, to our Consolidated Financial Statements included in “Part II, Item 8, Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure

Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

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

Exhibit
Number	Exhibit Title
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

4.10

Form of Warrant issued to certain affiliates of Oaktree Fund Administration, LLC on December 12, 2025 (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-292154) filed with the SEC on December 16, 2025).

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

Exhibit
Number	Exhibit Title
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

Exhibit
Number	Exhibit Title
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

10.21

Credit Agreement entered into by and among Fortress Biotech, Inc., the lenders from time to time party thereto, and Oaktree Fund Administration, LLC on July 25, 2024 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-282384) filed with the SEC on September 27, 2024).

10.22

First Amendment to Credit Agreement entered into by and among Fortress Biotech, Inc., the lenders from time to time party thereto, and Oaktree Fund Administration, LLC on December 12, 2025 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-292154) filed with the SEC on December 16, 2025).

10.23

Asset Purchase Agreement, dated as of July 15, 2024, between Urica Therapeutics, Inc. and Crystalys Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file No. 001-35366) filed with the SEC on November 14, 2024).***

10.24

Royalty Agreement, dated as of July 15, 2024, between Urica Therapeutics, Inc. and Crystalys Therapeutics, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file No. 001-35366) filed with the SEC on November 14, 2024).***

10.25

Agreement and Plan of Merger, dated as of March 9, 2025, by and among Checkpoint Therapeutics, Inc., Sun Pharmaceutical Industries, Inc. and Snoopy Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on March 10, 2025).

10.26

Royalty Agreement, dated as of March 9, 2025, by and among Checkpoint Therapeutics, Inc., Sun Pharmaceutical Industries, Inc., and Fortress Biotech, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with the SEC on March 10, 2025).

19.1

Fortress Biotech, Inc. and Subsidiaries Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 31, 2025.

21.1	Subsidiaries of the Registrant.*

23.1	Consent Independent Registered Accounting Firm (KPMG LLP, New York, NY). *

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit
Number	Exhibit Title

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Clawback Policy of Fortress Biotech, Inc. (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (file No. 001-35366) filed with the SEC on March 28, 2024).

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fortress Biotech, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of Investment in Crystalys

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company recorded the estimated fair value of its equity investment in Crystalys Therapeutics, Inc. (Crystalys) using an option pricing model backsolve method and level 3 inputs. Inputs used in calculating the fair value include risk free rate of return, volatility, and a discount for lack of marketability. The increase in the estimated fair value for the year ended December 31, 2025 was $15.1 million and is recorded as other income in the Consolidated Statement of Operations.

We identified the evaluation of the estimated fair value of the investment in Crystalys as a critical audit matter. Specifically, challenging and complex auditor judgment, including the involvement of valuation professionals with specialized skills and knowledge, was required in evaluating the estimated fair value of the investment in Crystalys due to the degree of subjectivity associated with the estimate, including the volatility assumption used in the valuation.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the estimated fair value of the investment in Crystalys by:

• developing an independent expectation of the expected volatility assumption based on publicly available market information for guideline public companies

• developing an independent estimate of the fair value of the investment in Crystalys using certain independently developed assumptions and comparing to the estimated fair value of the investment in Crystalys recorded by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 31, 2026

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$79,381	$57,263
Accounts receivable, net	29,783	10,231
Inventory	9,624	14,431
Other receivables - related party	158	171
Prepaid expenses and other current assets	4,895	7,110
Assets held for sale	—	1,165
Total current assets	123,841	90,371

Property, plant and equipment, net	2,519	3,260
Operating lease right-of-use asset, net	12,302	13,861
Restricted cash	1,220	1,552
Equity investments, at fair value	17,660	2,585
Intangible assets, net	27,605	31,863
Other assets	401	731
Total assets	$185,548	$144,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$47,125	$65,501
Income taxes payable	356	932
Common stock warrant liabilities	1	214
Operating lease liabilities, short-term	2,127	2,623
Partner company installment payments - licenses, short-term	—	625
Other current liabilities	135	1,504
Total current liabilities	49,744	71,399

Notes payable, long-term, net	52,417	57,962
Operating lease liabilities, long-term	12,672	14,750
Partner company redeemable perpetual preferred liability	7,085	—
Other long-term liabilities	1,447	1,756
Total liabilities	123,365	145,867

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 31,364,094 and 27,908,839 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	31	28
Additional paid-in-capital	783,891	763,573
Accumulated deficit	(734,052)	(740,867)
Total stockholders' equity attributed to the Company	49,873	22,737

Non-controlling interests	12,310	(24,381)
Total stockholders' equity (deficit)	62,183	(1,644)
Total liabilities and stockholders' equity (deficit)	$185,548	$144,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue
Product revenue, net	$61,239	$55,134
Collaboration revenue	—	1,500
Revenue - related party	—	41
Other revenue	2,023	1,000
Net revenue	63,262	57,675

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	20,924	20,879
Amortization of acquired intangible assets	4,258	3,424
Research and development	11,901	56,629
Research and development - licenses acquired	—	252
Selling, general and administrative	96,400	87,731
Loss recovery	—	(4,553)
Asset impairment	—	3,692
Total operating expenses	133,483	168,054
Loss from operations	(70,221)	(110,379)

Other income (expense)
Interest income	2,485	2,683
Interest expense and financing fee	(10,106)	(13,527)
Loss on common stock warrant liabilities	(398)	(638)
Gain from deconsolidation of subsidiary	27,127	—
Other income	17,578	1,318
Total other income (expense)	36,686	(10,164)
Loss before income tax expense	(33,535)	(120,543)

Income tax expense (benefit)	(620)	312
Net loss	(32,915)	(120,855)

Attributable to non-controlling interests	39,730	74,858
Net income (loss) attributable to Fortress	$6,815	$(45,997)

Preferred A dividends declared and paid and/or cumulated, and Fortress' share of subsidiary deemed dividends	(8,697)	(9,893)
Net loss attributable to common stockholders	$(1,882)	$(55,890)

Net loss per common share attributable to common stockholders - basic & diluted	$(0.07)	$(2.69)

Weighted average common shares outstanding - basic & diluted	27,901,889	20,784,334

The accompanying notes are an integral part of these Consolidated Financial Statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except for share and per share amounts)

For the Year Ended December 31, 2025

					Additional			Total
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders'
($ in thousands except for share amounts)	Shares		Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2024	3,427,138	$3	27,908,839	$28	$763,573	$(740,867)	$(24,381)	$(1,644)
Stock-based compensation expense	—	—	—	—	28,739	—	—	28,739
Issuance of common stock related to equity plans	—	—	1,384,287	1	(1)	—	—	—
Issuance of common stock under ESPP	—	—	69,071	—	87	—	—	87
Exchange of partner company preferred shares	—	—	—	—	(265)	—	—	(265)
Warrant issued in conjunction with debt	—	—	—	—	1,314	—	—	1,314
Issuance of common stock for at-the-market offering, net	—	—	539,563	—	1,008	—	—	1,008
Partner companies’ offerings, net and warrant exercises	—	—	—	—	61,274	—	—	61,274
Partner companies' at-the-market offering, net	—	—	—	—	19,052	—	—	19,052
Issuance of common stock under partner company’s ESPP	—	—	—	—	217	—	—	217
Partner company’s dividends declared and paid	—	—	—	—	(664)	—	—	(664)
Exercise of warrants for cash	—	—	1,574,699	2	2,645	—	—	2,647
Shares withheld related to net settlement of warrants	—	—	(112,365)	—	—	—	—	—
Reclass to liabilities for partner company perpetual preferred	—	—	—	—	(7,085)	—	—	(7,085)
Partner company's exercise of options for cash	—	—	—	—	349	—	—	349
Deconsolidation of subsidiary non-controlling interests	—	—	—	—	—	—	(9,931)	(9,931)
Changes in non-controlling interest in subsidiaries	—	—	—	—	(86,352)	—	86,352	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	(39,730)	(39,730)
Net income attributable to common stockholders	—	—	—	—	—	6,815	—	6,815
Balance at December 31, 2025	3,427,138	$3	31,364,094	$31	$783,891	$(734,052)	$12,310	$62,183

The accompanying notes are an integral part of these Consolidated Financial Statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

($ in thousands except for share and per share amounts)

For the Year Ended December 31, 2024

					Additional			Total
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders'
($ in thousands except for share amounts)	Shares		Shares	Amount	Capital	Deficit	Interests	Equity
Balance at December 31, 2023	3,427,138	$3	15,093,053	$15	$717,396	$(694,870)	$(20,957)	$1,587
Stock-based compensation expense	—	—	—	—	32,619	—	—	32,619
Issuance of common stock related to equity plans	—	—	582,323	1	(1)	—	—	—
Issuance of common stock under ESPP	—	—	69,482	—	99	—	—	99
Issuance of stock for equity offerings, net	—	—	8,006,058	8	17,396	—	—	17,404
Warrant issued in conjunction with debt	—	—	—	—	1,104	—	—	1,104
Issuance of common stock for at-the-market offering, net	—	—	1,957,331	2	3,732	—	—	3,734
Common shares issued for dividend on partner company's convertible preferred shares	—	—	64,747	—	114	—	—	114
Common shares issued for exchange of partner company's convertible preferred shares	—	—	2,028,345	2	3,406	—	—	3,408
Warrants issued in conjunction with exchange of partner company's convertible preferred shares	—	—	—	—	341	—	—	341
Preferred A dividends declared and paid	—	—	—	—	(4,016)	—	—	(4,016)
Partner companies’ offerings, net	—	—		—	28,852	—	—	28,852
Partner companies' at-the-market offering, net	—	—	—	—	12,037	—	—	12,037
Issuance of common stock under partner company’s ESPP	—	—	—	—	257	—	—	257
Partner company’s dividends declared and paid	—	—	—	—	(694)	—	—	(694)
Exercise of warrants for cash	—	—	107,500	—	181	—	—	181
Exercise of partner company options and warrants for cash, net	—	—	—	—	22,184	—	—	22,184
Changes in non-controlling interest in subsidiaries	—	—	—	—	(71,434)	—	71,434	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(74,858)	(74,858)
Net loss attributable to common stockholders	—	—	—	—	—	(45,997)	—	(45,997)
Balance at December 31, 2024	3,427,138	$3	27,908,839	$28	$763,573	$(740,867)	$(24,381)	$(1,644)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(32,915)	$(120,855)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expense	403	1,040
Loss on disposal of property and equipment	—	29
Bad debt (recovery) expense	(211)	516
Amortization of debt discount	1,404	2,054
Accretion of partner company convertible preferred shares	—	(737)
Gain on termination of partner company lease	(394)	—
Loss on extinguishment of debt	—	2,457
Amortization of acquired intangible assets	4,258	3,424
Settlement of partner company payables	(2,104)	—
Reduction in the carrying amount of operating lease right-of-use assets	1,943	2,846
Stock-based compensation expense	28,739	32,619
Change in fair value of investment	(15,075)	—
Common shares issued for dividend on partner company's convertible preferred shares	—	114
Change in fair value of partner companies' warrant liabilities	398	487
Research and development - licenses acquired, expense	—	250
Gain from deconsolidation of subsidiary	(27,127)	—
Asset impairment loss	—	3,692
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(19,341)	4,475
Inventory	4,807	(4,225)
Other receivables - related party	13	(4)
Prepaid expenses and other current assets	1,546	(624)
Other assets	330	968
Accounts payable and accrued expenses	(7,971)	(6,390)
Income taxes payable	(576)	89
Lease liabilities	(2,226)	(3,620)
Other liabilities	(1,678)	1,204
Net cash used in operating activities	(65,777)	(80,191)

Cash Flows from Investing Activities:
Acquired intangible assets	—	(15,000)
Proceeds from sale of property and equipment	1,165	—
Net cash increase upon deconsolidation of subsidiary	8,956	—
Net cash provided by (used in) investing activities	10,121	(15,000)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from Financing Activities:
Payment of Series A perpetual preferred stock dividends	$—	$(4,016)
Proceeds from issuance of common stock for public offering, net	—	17,404
Proceeds from issuance of common stock for at-the-market offering, net	1,008	3,734
Proceeds from issuance of common stock under ESPP	87	101
Exercise of warrants for cash	2,647	181
Proceeds from partner companies' ESPP	217	257
Partner company’s dividends declared and paid	(664)	(694)
Partner company’s redemption of preferred shares	(265)	—
Proceeds from partner companies' equity offerings and warrant exercises, net	61,621	49,669
Proceeds from partner companies' at-the-market offering, net	19,052	12,037
Proceeds from exercise of partner company's options, net	—	207
Repayment of Oaktree Note and debt issuance costs	(5,561)	(51,000)
Repayment of partner company installment payments - licenses	(625)	(1,250)
Stock and warrants issued for exchange of partner company preferred shares	—	341
Proceeds from long-term debt, net	(75)	33,720
Proceeds from partner company's long-term debt, net	—	9,950
Net cash provided by financing activities	77,442	70,641
Net increase (decrease) in cash and cash equivalents and restricted cash	21,786	(24,550)
Cash and cash equivalents and restricted cash at beginning of period	58,815	83,365
Cash and cash equivalents and restricted cash at end of period	$80,601	$58,815

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,386	$7,159
Cash paid for income taxes	$49	$120

Supplemental disclosure of non-cash financing and investing activities:
Exchange of partner company convertible preferred shares for common shares	$—	$3,408
Fair value of assets received by partner company in repurchase transaction	$—	$2,209
Fair value of supplies received by partner company expensed to research and development	$—	$2,509
Partner company accounts receivable write-off related to repurchase transaction	$—	$(6,967)
Partner company accounts payable write-off related to repurchase transaction	$—	$3,644
Partner company's deferred purchase consideration	$—	$(1,295)
Warrants issued in conjunction with debt	$1,314	$1,104
Unpaid debt offering cost	$—	$118
Unpaid research and development licenses acquired	$—	$250
Lease Liabilities arising from obtaining right-of-use assets	$457	$188

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur losses from operations for the next several years as it continues to develop and commercialize its existing and new product candidates. The Company is also required to comply with the financial covenants in its loan agreement as described in Note 9. Current cash and cash equivalents of $35.2 million for Fortress and private subsidiaries primarily funded by Fortress (“Parent Entity”) are considered sufficient to fund the Parent Entity’s operations for at least 12 months following the date of filing of the Company’s Annual Report on 10-K. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies and other assets, including the PRV discussed in Note 20, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

Collaboration Revenue

The Company’s collaboration revenue includes contingent milestone-based payments contractually owed to the Company under collaboration agreements that the Company recognizes as income when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is typically when the milestone is achieved.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2025 and 2024, consisted of cash and certificates of deposit in institutions in the United States. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are currently adequately protected against credit risk. At times, portions of the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) limits, though the Company customarily invests a significant portion of its cash in Insured Cash Sweep (“ICS”) accounts to maximize FDIC insurance coverage across its holdings. As of December 31, 2025, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts. The Company’s cash equivalents and investments may comprise money market funds that are invested in U.S. Treasury obligations, corporate debt securities, U.S. Treasury obligations and government agency securities.

Property and Equipment

Computer equipment, furniture and fixtures and machinery and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the respective leases.

Assets Held for Sale

Assets held for sale represent assets that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of December 31, 2024, there were $1.2 million of lab and cell processing equipment, furniture and fixtures and computer equipment that were recorded as assets held for sale. The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale were part of Mustang’s repurchase of assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) (see Note 3). In February 2025, Mustang completed the sale of these assets.

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

During the ordinary course of business, the Company has entered into certain licenses and asset purchase agreements. Potential milestone payments for achieving sales targets or regulatory development milestones are recorded when it is probable of achievement. Upon a milestone being achieved, the milestone payment will be capitalized and amortized over the remaining useful life for approved products and expensed for milestones prior to the U.S. Food and Drug Administration (“FDA”) approval. Royalty payments for approved products are recorded as cost of goods sold as sales are recognized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite useful lives, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable (a “triggering event”). Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the long-lived asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. During the year ended December 31, 2024, Mustang recorded an asset impairment charge of $3.7 million (see Note 5). During the year ended December 31, 2025 there were no asset impairments.

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of December 31, 2025 and 2024, the Company had $1.2 million and $1.6 million, respectively, of restricted cash representing pledges to secure letters of credit in connection with certain office leases and, in 2024, an undertaking posted by Cyprium to secure potential damages in an injunctive proceeding.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows as of the dates presented:

	December 31,
	2025	2024
Cash and cash equivalents	$79,381	$57,263
Restricted cash	1,220	1,552
Total cash and cash equivalents and restricted cash	$80,601	$58,815

Inventories

The Company’s inventory consists of raw materials, work-in-process and finished goods supporting Journey’s sales of dermatology products. Inventories are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. The Company’s inventory reserves were $1.0 million and $0.5 million at December 31, 2025 and 2024, respectively.

Investment in Equity Securities

The Company invests in certain entities over which it holds significant influence but not control. Generally, such investments would be accounted for using the equity method of accounting. However, for those investments for which the Company has elected the fair value option, the Company measures such investments at fair value on the Consolidated Balance Sheet with subsequent changes in fair value recognized in other (income) expense, net on the Company’s Consolidated Statement of Operations. The Company elected the fair value option for certain investments that would otherwise have been accounted for using the equity method because the Company believes that fair value measurement provides more relevant information for users of its financial statements and is consistent with the Company’s investment strategy.

Accounts Receivable, Net

The Company’s accounts receivable consists of amounts due from customers to Journey related to dermatological product sales and have payment terms. For certain customers, the accounts receivable for the customer are net of prompt payment or specialty pharmacy discounts. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company has historically not experienced significant credit losses. The allowance for doubtful accounts was $0.2 million and $0.6 million at December 31, 2025 and 2024, respectively.

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

Warrants

The Company and its subsidiaries have issued freestanding warrants to purchase shares of common stock in connection with financing activities (see Note 13) and accounts for them in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period in which they are outstanding. Any resulting gain or loss related to the change in the fair value of the warrant liability is recognized in change in fair value of warrant liabilities (see Note 6), a component of other income (loss), in the Consolidated Statements of Operations.

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

The Company recorded the related issue costs and value ascribed to the warrants as a debt discount of the 2024 Oaktree Note (see Note 9). The discount is being amortized utilizing the effective interest method over the term of the 2024 Oaktree Note, which was approximately 16.38% at December 31, 2025 and was 15.39% at December 31, 2024.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, as of December 31, 2025 and December 31, 2024, the Company has recorded a liability related to an uncertain tax position of $0.2 million and $0.9 million, respectively. The 2022 through 2024 tax years are the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. As of December 31, 2025 and December 31, 2024, the Company accrued interest related to uncertain tax positions of $0.1 million and $0.2 million, respectively. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Net Loss Per Common Share

Basic net loss per share attributed to common stockholders is calculated by dividing the net loss attributed to Fortress, less the Series A Preferred Dividend declared and paid and/or cumulated, and Fortress’ share of subsidiary deemed dividends, by the weighted-average number of shares of Common Stock outstanding during the period, not including unvested restricted stock and other potentially dilutive securities, such as warrants, stock options, restricted stock units, and restricted stock. For diluted net loss per share attributed to common stockholders, restricted stock and other potentially dilutive securities are included in the denominator using the treasury stock method, if dilutive. The impact of these items is anti-dilutive during periods of net loss.

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

Subsidiary Class A preferred shares and Class A common shares, if issued, are included in the ownership calculation on a 1:1 basis consistent with how the relevant contractual agreements provide for the allocation and distribution of earnings. These shares, if any, are convertible at Fortress’ election on a 1:1 basis into common stock (with adjustments for stock splits, if any) and upon conversion would have the same voting rights as the common stock. Only Class A preferred stock and Class A common stock held by Fortress have majority voting rights, which rights would terminate upon conversion into common stock. The Company allocates the subsidiaries’ net loss/income to the non-controlling interest on a quarterly basis, and the calculation of non-controlling interest ownership percentage is determined as the average of the prior quarter and the current quarter’s non-controlling ownership interest.

The Company continually assesses whether changes to existing relationships or future transactions may result in the consolidation or deconsolidation of subsidiaries and/or partner companies.

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for all periods presented.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during its fiscal year ending December 31, 2025, on a prospective basis for annual periods, as permitted by the standard. Adoption of ASU 2023-09 resulted in expanded income tax disclosures, including a more disaggregated reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate. The Company’s enhanced income tax disclosures required by ASU 2023-09 are presented in Note 17 to the Consolidated Financial Statements.

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

3. Asset Purchase and Merger Agreements

Avenue

Sale of Baergic

In November 2025, Avenue announced the acquisition of its subsidiary Baergic by Axsome. Under the terms of the stock purchase agreement, Baergic shareholders received a $0.3 million upfront payment (less transaction expenses incurred by Avenue) and are eligible to receive as contingent consideration: (i) milestone payments of up to $2.5 million upon the occurrence of certain development and regulatory events for the first indication for AXS-17 (formerly known as BAER-101) and $1.5 million for each indication thereafter, (ii) up to $79 million in potential sales-based commercial milestones, and (iii) a tiered mid-to-high single-digit royalty on potential global net sales of AXS-17. For all subsequent payments payable under the agreement, Avenue expects to enter into a payment agreement with a paying agent, and Avenue expects to receive approximately 74% of all future payments and royalties payable under the agreement. As a result of the Axsome transaction, Avenue deconsolidated Baergic as of November 5, 2025 and recognized a gain of $0.2 million on the deconsolidation of Baergic, including the portion of the upfront payment related to the reimbursement of transaction expenses, within general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2025.

Agreements with InvaGen

In November 2018, Avenue entered into a Stock Purchase and Merger Agreement (the “Avenue SPMA”) with InvaGen Pharmaceuticals Inc. In November 2021, Avenue delivered InvaGen notice of termination of the Avenue SPMA and, in July 2022, Avenue entered into a Share Repurchase Agreement (the “Avenue SRA”) with InvaGen which closed in October 2022. In connection with the closing of the Avenue SRA, Avenue repurchased all shares of common stock of Avenue held by InvaGen, and all of the rights retained by InvaGen pursuant to the Stockholders Agreement entered into by and among Avenue, InvaGen and Fortress on November 12, 2018 were terminated. Under the Avenue SRA, Avenue agreed to pay InvaGen seven and a half percent (7.5%) of the proceeds from future financings, up to $4 million, which the Company accounts for as a derivative.  Due to the uncertainty related to future financings, the estimated fair value of the derivative is not material. The Company recognizes changes in fair value within general and administrative expenses in the consolidated statement of operations. In connection with funds raised in 2025 and 2024 (see Note 13), Avenue made payments totaling $0.2 million and $0.7 million, respectively, to InvaGen. Approximately $1.4 million in aggregate has been paid to InvaGen under the Share Repurchase Agreement as of December 31, 2025.

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

On April 23, 2025, Checkpoint filed a definitive proxy statement relating to the Merger Agreement and established May 28, 2025 as the date for a special meeting of Checkpoint stockholders to vote on the Merger. Following the approval of the Merger by requisite majorities of holders of Checkpoint shares at the special meeting, the transaction closed on May 30, 2025. As a result of the Merger, the Company deconsolidated Checkpoint as of May 2025 and accounted for the deconsolidation as a sale of a business. The Company received $25.1 million in cash proceeds from the sale in June 2025, and an additional $2.9 million in cash proceeds in July 2025. After the effect of the deconsolidation of Checkpoint’s net liabilities of $10.8 million and non-controlling interests of $9.9 million, the Company recorded a $27.1 million gain on deconsolidation of Checkpoint in the accompanying Consolidated Statements of Operations. The Company considers the sale of Checkpoint to be consistent with its ongoing strategy to opportunistically monetize investments in biopharma companies and assets, and therefore concluded that the sale did not represent a strategic shift that would be accounted for as a discontinued operation.

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

Parent (directly or through its affiliates) is obligated to use, and to obligate its licensees to use, certain specified commercially reasonable efforts to (i) file a marketing authorization application for cosibelimab with the EMA within 12 months of the Closing Date or, to the extent any feedback or communications from, or expectations or requirements of, the EMA (including additional trial requirements) make it impracticable or inadvisable to file such marketing authorization application within such time period, as promptly thereafter as practicable, and (ii) achieve the Primary Milestone (as defined in the CVR Agreement) in its then-maximum value as promptly as practicable (including timely filing any appeals and curing any deficiencies identified in a relevant marketing authorization application by the relevant regulatory authority). Parent’s obligations to use such commercially reasonable efforts terminates on the earlier of (a) the Milestone Deadline Date and (b) the achievement of the Milestone. There can be no assurance that the Milestone will be achieved on or before the Milestone Deadline Date, or that any Milestone Payments will be made. The Company is treating the CVR as contingent consideration that would not be recognized until the achievement of the specified milestones. As of December 31, 2025, the specified milestones have not been met, and the Company has not recorded any value associated with the CVR.

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

Royalty Agreement

Concurrently with the execution of the Merger Agreement, Checkpoint entered into a Royalty Agreement (the “Royalty Agreement”) with Parent and Fortress pursuant to which Fortress will receive a royalty interest right based on worldwide net sales of certain products of Checkpoint and Parent. The royalty interest right represents the right to receive quarterly cash payments of 2.5% of net sales of such products during the royalty period set forth in the Royalty Agreement. No royalty revenue was recognized for the year ended December 31, 2025.

Transition Services Agreement

Pursuant to the Merger Agreement, as of the Effective Time, Checkpoint and Fortress entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, from and after the Effective Time, Fortress would provide Checkpoint with certain transition services as set forth in the Transition Services Agreement, for the period of time and in exchange for the compensation set forth therein. The Transition Services Agreement expired on September 15, 2025.

Mustang

Agreements with uBriGene (Boston) Biosciences, Inc. (“uBriGene”)

In May 2023, Mustang agreed to sell its Worcester, Massachusetts cell-processing facility assets to uBriGene under an Asset Purchase Agreement, as later amended. The sale closed on July 28, 2023, for $6.0 million in cash, and Mustang recorded a gain of $1.4 million in connection with the equipment and facility assets transferred (excluding the facility lease) and recorded $0.3 million of the base consideration as deferred income that would have been recognized upon transfer of the facility lease. Mustang and uBriGene submitted a voluntary joint notice to the U.S. Committee on Foreign Investment in the United States (“CFIUS”). Following CFIUS’s review, Mustang, together with uBriGene and CFIUS, entered into a National Security Agreement (“NSA”) on May 13, 2024, requiring Mustang and uBriGene to terminate all related agreements and abandon the original transaction. The NSA also obligated uBriGene to sell or otherwise dispose of the equipment assets purchased within 180 days after the execution of the NSA.

In June 2024, Mustang entered into a new Asset Purchase Agreement with uBriGene to repurchase the previously transferred equipment assets and supplies for total consideration of approximately $4.7 million. Mustang agreed to pay uBriGene a total purchase price of $1.4 million consisting of (i) an upfront payment of $0.1 million due and (ii) $1.3 million due twelve (12) months after the closing date (the “Deferred Amount”). In the event that on the date the Deferred Amount is payable, Mustang has net assets below $20 million, Mustang may, upon written notice to uBriGene, elect to delay its payment obligation by an additional six (6) months, and the Deferred Amount will accrue interest at a rate of 5% per annum beginning on that date twelve months after closing and until the Deferred Amount is paid in full.

The $4.7 million purchase consideration was allocated to the repurchased equipment and supplies based on a relative fair value basis. Mustang used a third-party to perform a valuation of the repurchase equipment, which resulted in fair value less costs to sell of approximately $2.2 million. The remaining $2.5 million was allocated to the supplies repurchased and were expensed to research and development expense, as Mustang determined that there was no alternative future use. The repurchased equipment was classified as held for sale at the acquisition date. In February 2025, Mustang completed the sale of these assets (see Note 5).

Cyprium

Agreement with Sentynl

In 2021, Cyprium entered into a development and asset purchase agreement (the “Sentynl APA”) with Sentynl, a U.S.-based specialty pharmaceutical company owned by the Zydus Group. Under the Sentynl APA, Sentynl provided $8.0 million of upfront development funding for Cyprium’s CUTX-101 program, with Cyprium remaining in control of development of such program; upon approval of the NDA for CUTX-101 by the FDA, Cyprium would be obligated to assign the NDA and certain other assets pertaining to the CUTX-101 program to Sentynl, after which point Sentynl would commercialize the drug and owe Cyprium royalties and regulatory and sales milestones.

The Sentynl APA contained an alternative “Approval Deadline Transfer” mechanism pursuant to which, in the event that CUTX-101 NDA approval had not been obtained by September 30, 2023, then Sentynl could elect, during the subsequent 45-day period, to assume control over development of CUTX-101 by effecting a Closing under the Sentynl APA. Cyprium received notice of Sentynl’s election to effect the Approval Deadline Transfer during such 45-day period, and the Closing of such transfer occurred in December 2023. The Approval Deadline Transfer obligated Sentynl to pay Cyprium $4.5 million in connection with the Closing. There were no further obligations required by Cyprium in regards to the $4.5 million.

Following such Closing, Sentynl was obligated to use commercially reasonable efforts to develop and commercialize CUTX-101, including the funding of the same. Additionally, Cyprium remains eligible to receive up to $128 million in aggregate sales milestones under the Agreement, and royalties on net sales of CUTX-101 as follows: (i) 3% of annual net sales up to $75 million; (ii) 8.75% of annual net sales between $75 million and $100 million; and (iii) 12.5% of annual net sales in excess of $100 million.

In December 2024, the NDA for CUTX-101 was accepted by the FDA. The NDA, which has been granted Priority Review, had an assigned Prescription Drug User Fee Act (“PDUFA”) target action date of September 30, 2025. Cyprium received a milestone payment of $1.5 million from Sentynl that was due upon NDA acceptance, which was recorded as collaboration revenue by Fortress in its Consolidated Statements of Operations for the year ended December 31, 2024.

In October 2025 the Company and Cyprium announced that the FDA had issued a CRL related to the CUTX-101 NDA. On November 25, 2025, Sentynl notified Cyprium that Sentynl had resubmitted the NDA for CUTX-101 to the FDA. On December 15, 2025 the Company and Cyprium announced that the NDA resubmission was accepted by the FDA and the PDUFA target action date of January 14, 2026 was assigned. On January 13, 2026, the Company announced the FDA approved ZYCUBO (also referred to as CUTX-101) for the treatment of Menkes disease in pediatric patients. A Rare Pediatric Disease PRV was issued in connection with FDA approval and, pursuant to the transaction with Sentynl, was transferred to Cyprium and subsequently sold for $205 million (see Note 20).

Urica

Agreement with Crystalys Therapeutics, Inc (“Crystalys”)

On July 15, 2024, Urica entered into an asset purchase agreement (the “APA”), royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys Therapeutics, Inc. (“Crystalys”). Crystalys is a Delaware corporation incorporated in 2022 and seeded by life sciences institutional investors. Under the Transaction Documents, Urica sold the rights to its URAT1 inhibitor product candidate, dotinurad, which is in development for the treatment of gout, together with related intellectual property, licenses and agreements, to Crystalys. In return, Crystalys issued to Urica shares of its common stock equal to 35% of Crystalys’ outstanding equity. The Company recognized the equity held in Crystalys (see Note 6) within other assets in the Company’s Consolidated Balance Sheet based on its initial estimated fair value at the inception of the APA, which was nominal. Urica’s equity position cannot be reduced below 15% of Crystalys’ fully-diluted equity capitalization until Crystalys raises $150 million from the sale of equity securities. At December 31, 2025, Urica held approximately 15% of the fully-diluted equity of Crystalys, and remains eligible for anti-dilution protection.

The Company has the right to appoint a voting director to Crystalys’ board of directors. The Company’s board rights and ownership percentage resulted in the Company concluding that the equity method of accounting applies, however, the Company elected the fair value option for the Crystalys investment.

The Transaction Documents also granted Urica a secured three percent (3%) royalty on future net sales of dotinurad to be paid by Crystalys. Crystalys is obliged to use commercially reasonable efforts to develop and commercialize dotinurad. The royalties represent variable consideration that is constrained and therefore no amounts of royalties were recognized as income for the years ended December 31, 2025 and 2024.

The APA gave Urica the right, but not the obligation, to repurchase the sold assets for a repurchase price not to exceed $6.4 million plus accrued interest; the repurchase option would expire upon the consummation by Crystalys of a qualified financing of at least $120 million by July 15, 2026. Urica recorded a liability for the $0.6 million received from Crystalys under the terms of the APA, which was being accreted up to the repurchase price over the term of the repurchase option, and the Company was not recognizing an asset for its ownership interest received in Crystalys until the expiration of the repurchase option. For the years ended December 31, 2025 and 2024, Urica recorded $1.3 million and $0.7 million, respectively, of accretion of the repurchase option price, which was recorded in interest expense and financing fee in the Consolidated Statement of Operations.

In September 2025, Crystalys announced it had sold equity securities in a Series A financing to support the advancement of global Phase 3 clinical studies evaluating dotinurad for the treatment of gout. With the closing of this Series A financing, the repurchase option expired and Urica reversed the related $2.6 million liability related to the repurchase option, which was recognized as other income in the Company’s Consolidated Statement of Operations.

4. Inventory

Inventory consisted of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Finished goods	$7,389	$11,381
Work-in-process	174	367
Raw materials	3,057	3,196
Inventory at cost	10,620	14,944
Inventory reserve	(996)	(513)
Total inventories	$9,624	$14,431

5. Property and Equipment

Fortress’ property and equipment consisted of the following:

	Useful Life	December 31,	December 31,
($ in thousands)	(Years)	2025	2024
Computer equipment	3	$595	$595
Furniture and fixtures	5	1,017	1,017
Leasehold improvements	15	5,470	13,175
Buildings	40	581	581
Total property and equipment		7,663	15,368
Impairment - Leasehold Improvements		(2,176)	(2,176)
Less: Accumulated depreciation		(2,968)	(9,932)
Property and equipment, net		$2,519	$3,260

Fortress’ depreciation expense for the years ended December 31, 2025 and 2024 was $0.4 million and $1.0 million, respectively, and was recorded in research and development, and selling, general and administrative expense in the Consolidated Statements of Operations.

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

In February 2025, Mustang terminated the lease of its manufacturing facility. The remaining lease liability of approximately $0.8 million was reversed, and the remaining leasehold improvements of approximately $0.3 million and right of use assets of approximately $0.1 million were written off, resulting in a net gain of $0.4 million recorded in research and development expense in the Consolidated Statement of Operations for the year ended December 31, 2025.

6. Fair Value Measurements

Fair Value of Crystalys

Urica valued its equity investment in Crystalys using an option pricing model backsolve method and level 3 inputs. The fair value of its investment in Crystalys increased after Crystalys announced a Series A financing and to recognize additional shares received pursuant to its anti-dilution rights under the APA, resulting in an increase in estimated fair value of $15.1 million which was recorded as other income in the Consolidated Statement of Operations for the year ended December 31, 2025. The following inputs were utilized to derive the value: risk free rate of return: 3.61%; volatility: 80%; and a discount for lack of marketability: 31.6%. There are significant judgments and estimates inherent in the determination of the fair value, such as those regarding the selection of comparable companies used in estimating volatility, and the probability of possible future events. Such estimates involve inherent uncertainties and the application of significant judgment. Changes in judgements could have a material impact on our results of operation. The $15.1 million represents the cumulative unrealized gain since acquisition of the investment. The Company has not recorded any impairment losses through December 31, 2025.

Fair Value of Aevitas

The Company valued its retained investment in Aevitas, which is accounted for as an equity method investment for which the Company elected the fair value option, and estimated the fair value using level 3 inputs to be $2.6 million. The Company has not recognized any gains, losses, or impairments on the investment in 2025, 2024, or on a cumulative basis.

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

Warrants
($ in thousands)	liabilities
Balance at December 31, 2023	$886
Change in fair value of common stock warrants - Avenue	(170)
Change in fair value of common stock warrants - Checkpoint	73
Change in fair value of placement agent warrants - Urica	(24)
Exercise of common stock warrants - Avenue	(400)
Exchange of common stock warrants - Urica	(151)
Balance at December 31, 2024	214
Change in fair value of common stock warrants - Avenue	(15)
Change in fair value of common stock warrants - Checkpoint	108
Deconsolidation of Checkpoint	(306)
Balance at December 31, 2025	$1

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

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	May 31,	December 31,
Checkpoint Warrants	2025	2024
Stock price	$4.10	$5.41
Risk-free interest rate	3.9%	4.3%
Expected dividend yield	—	—
Expected term in years	2.5	3.0
Expected volatility	131.9%	111.1%

Avenue

Avenue has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. Avenue’s outstanding warrants to purchase common stock were originally issued in October 2022 (the “October 2022 Warrants”). The October 2022 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. In connection with the Avenue January 2023 registered direct offering in January 2023, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $116.25, which was the offering price for the Avenue registered direct offering in January 2023. The Black-Scholes model was used to value the October 2022 Warrants as of December 31, 2025 and 2024. At December 31, 2025 and December 31, 2024, the liability associated with the October 2022 Warrants was approximately $1,000 and $16,000, respectively.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Avenue warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	December 31,	December 31
	2025	2024
Stock price	$ 0.68	$ 2.00
Risk-free interest rate	3.75%	4.27%
Expected dividend yield	—	—
Expected term in years	1.8	2.8
Expected volatility	151%	155%

7. License Agreements

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility and have no alternate use. The purchase price of the licenses acquired is classified as research and development-licenses acquired in the Company’s Consolidated Statements of Operations and for the years ended December 31, 2025 and 2024, expense recognized was nil and $0.3 million, respectively.

Journey

Emrosi

In June 2021, Journey entered a license, collaboration, and assignment agreement (the “Emrosi Agreement”) to obtain global rights for the development and commercialization of Emrosi (Minocycline Hydrochloride Extended-Release Capsules, 40mg), formerly known as DFD-29, for the treatment of rosacea with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets, namely in Armenia, Azerbaijan, Belarus, Brazil, Georgia, India Kazakhstan, Kyrgyzstan, Moldova, the People’s Republic of China (“PRC”), Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the terms and conditions of the Emrosi Agreement, Journey paid $10.0 million. In April 2024, Journey made a $3.0 million milestone payment to DRL, recorded in research and development expenses on the Consolidated Statement of Operations, based on FDA acceptance of the NDA for Emrosi, and in December of 2024 Journey made a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA marketing approval of Emrosi, which was capitalized as an acquired intangible asset. Upon the $15.0 million milestone payment, all assets related to Emrosi, including the NDA, regulatory documentation and intellectual property, transferred to Journey. Pursuant to the Emrosi Agreement, Journey may be required to make additional contingent regulatory and commercial milestone payments to DRL, totaling up to $150.0 million. Journey is required to pay royalties ranging from ten percent to fourteen percent on net sales of Emrosi, subject to a 50% reduction in the event that a generic competitor launches in an applicable country where Journey markets and sells Emrosi.

Qbrexza

In March 2021, Journey executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). Pursuant to the terms of the Qbrexza APA, Journey acquired the rights to Qbrexza (glycopyrronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Journey paid an upfront fee of $12.5 million to Dermira. In addition, Journey is obligated to pay Dermira up to $144 million in the aggregate upon the achievement of certain net sales milestones. The royalty structure for the Qbrexza APA is tiered with royalties for the first two years ranging approximately 40% to 30%. Thereafter for a period of eight years royalties are approximately 12% to 19%. Royalty amounts are subject to certain reductions in the event there is a loss of exclusivity.

In August 2023, Journey entered into a license agreement (the “New License Agreement”) with Maruho Co. Ltd. (“Maruho”), whereby Journey agreed to grant an exclusive license to Maruho to develop and commercialize Qbrexza for the treatment of primary axillary hyperhidrosis, in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza in Japan and the amendment to the royalty payments associated with the Japanese license, Maruho paid $19.0 million to Journey as a non-refundable upfront payment. Prior to the date of the New License Agreement, Journey and Maruho were party to an existing exclusive amended and restated license agreement (the “First A&R License Agreement”), under which Maruho acquired exclusive license rights to Qbrexza in Japan. In connection with Journey’s entry into the New License Agreement, Journey and Maruho also entered into the Second Amended and Restated Exclusive License Agreement (the “Second A&R License Agreement”), which supersedes the First A&R License Agreement. The Second A&R License Agreement contains modifications that remove Maruho’s obligation to pay Journey royalties on its net sales of Rapifort (the Japanese equivalent of Qbrexza) in Japan for sales occurring after October 1, 2023 and removes Maruho’s obligation to pay $10 million to Journey in the event that Maruho achieves net sales of at least ¥4 billion (yen) of Rapifort during a single fiscal year. All other remaining potential milestone payment obligations, which aggregate to $45 million, remain in full force and effect.

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

Amzeeq and Zilxi

In January 2022, Journey entered into an Asset Purchase Agreement (the “Vyne APA”) with Vyne Therapeutics, Inc. (“Vyne”) to acquire two FDA approved products, Amzeeq (minocycline) topical foam, 4%, and Zilxi (minocycline) topical foam, 1.5%, for an upfront payment of $20.0 million and an additional $5.0 million payment on the one-year anniversary of the closing of the Vyne APA. The Vyne APA also provides for contingent net sales milestone payments: in the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, Journey will be required to make a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, in that year only, per product, totaling up to $450 million.

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

On November 11, 2024, Cutia received marketing approval for topical 4% minocycline foam from the National Medical Products Administration of the PRC. The approval triggered a $1.0 million milestone payment to Journey. The $1.0 million milestone payment was recorded as a component of other revenue on the approval date of November 11, 2024, in the Consolidated Statements of Operations. Journey received the cash payment from Cutia of $1.0 million on January 2, 2025. During 2025, Journey began supplying Cutia with finished licensed products for Cutia’s commercial use and earning a royalty on net sales of Amzeeq made by Cutia. Journey recognized $0.6 million in Other revenue associated with royalties and the supply of Amzeeq to Cutia for the year ended December 31, 2025.

Avenue

In February 2023, Avenue entered into a license agreement with AnnJi Pharmaceutical Co. Ltd. ("AnnJi"), whereby Avenue obtained an exclusive license (the "AnnJi License Agreement") from AnnJi to the intellectual property rights pertaining to the molecule known as JM17, which activates Nrf1 and Nrf2, enhances androgen receptor degradation and underlies AJ201, a clinical product candidate currently in a Phase 1b/2a clinical trial in the U.S. for the treatment of SBMA, also known as Kennedy's Disease. Under the AnnJi License Agreement, in exchange for exclusive rights to the intellectual property underlying the AJ201 product candidates, Avenue paid $3.0 million, issued $1.2 million in shares of Avenue stock in two tranches, and agreed to make additional payments including: reimbursement of payments up to $10.8 million in connection with the product’s Phase 1b/2a clinical trial, up to $14.5 million in connection with certain development milestones pertaining to the first indication in the U.S., up to $27.5 million in connection with certain drug development milestones pertaining to additional indications and development outside the U.S., up to $165 million upon the achievement of certain net sales milestones ranging from $75 million to $750 million in annual net sales, and royalty payments based on a percentage of net sales ranging from mid-single digits to the low-double digits, which were subject to potential diminution in certain circumstances. On March 3, 2025, Avenue received a notice of AnnJi’s intent to terminate the AnnJi License Agreement, in which AnnJi asserted several bases for its right to terminate the AnnJi License Agreement.

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

AnnJi agreed to make payments to Avenue of $1.6 million net of 20% tax withholding, with $0.8 million collected by Avenue in May 2025 and $0.8 million collected by Avenue in July 2025. The $1.6 million, less the $0.2 million as consideration for legal expenses, was recognized as other revenue as the performance obligations related to rights transferred to AnnJi were satisfied during the year ended December 31, 2025. Additionally, Avenue will be eligible to receive from AnnJi:

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

Partner Companies and Subsidiaries

The Company’s partner companies and subsidiaries have also entered into other various license agreements with research institutions and medical centers. These license agreements include upfront payments which were expensed and various development milestone payments due upon achievement of various milestones which in the aggregate are approximately $69.5 million. The license agreements also have sales-based milestone payments that total approximately $117.4 million. The agreements also include royalty payments on any future sales.

8. Intangible Assets

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of intangible assets as of December 31, 2025 and 2024, respectively:

	Estimated Useful	December 31,	December 31,
($ in thousands)	Lives (Years)	2025	2024
Intangible assets – product licenses	3 to 15	$52,925	$52,925
Accumulated amortization		(22,177)	(17,919)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$27,605	$31,863

The Company’s amortization expense for the years ended December 31, 2025 and 2024 was approximately $4.3 million and $3.4 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s Consolidated Statements of Operations.

In the fourth quarter of 2024, the FDA approved Journey’s Emrosi for the treatment of inflammatory lesions of rosacea in adults. The approval triggered a $15.0 million milestone payment to DRL, which Journey capitalized as an acquired intangible asset.

The future amortization of these intangible assets is as follows:

Total
For the years ended: ($ in thousands)	Amortization
2026	3,470
2027	2,775
2028	2,596
2029	2,596
2030	2,596
Thereafter	9,631
Sub-total	$23,664
Asset not yet placed in service	3,941
Total	$27,605

9. Debt and Interest

Debt

Total debt consists of the following:

	December 31,	December 31,	Interest rate at
($ in thousands)	2025	2024	December 31, 2025	Maturity
2024 Oaktree Note	$29,789	$35,350	11.6%	June 2028
SWK Term Loan	25,000	25,000	14.1%	June 2028
Less: Discount on notes payable	(2,372)	(2,388)
Total notes payable, long term, net	$52,417	$57,962

As of December 31, 2025, the carrying value of the notes payable approximates their fair value as the interest rate is variable and approximates the market rate for loans with similar terms and risk characteristics.

2024 Oaktree Note

On July 25, 2024, Fortress entered into the $50.0 million senior secured credit agreement (the “2024 Oaktree Agreement”) with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). On December 12, 2025, Fortress entered into the First Amendment to the 2024 Oaktree Agreement (the “First Oaktree Amendment”), which provided for, among other things, an extension of the maturity date to June 30, 2028, and an adjustment to the minimum net sales covenant. The First Amendment was accounted for as a modification and did not have a material impact on the financial statements. On February 22, 2026, the Company entered in the Second Amendment to the 2024 Oaktree Agreement (the “Second Oaktree Amendment” and, together with the 2024 Oaktree Agreement and the First Oaktree Amendment, the “New Oaktree Agreement”), which provided for, among other things, the elimination of certain financial covenants once Fortress has received the distribution of proceeds from Cyprium following the closing of the sale of Cyprium’s priority review voucher and the outstanding principal balance of the Oaktree loan is less than or equal to $15.0 million (see Note 20).

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

Under the terms of the New Oaktree Agreement, as amended, the loans have a 41-month interest-only period with a maturity date of June 30, 2028, and bear interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 7.625% (subject to a 2.50% SOFR floor and a 5.75% SOFR cap). At December 31, 2025, the interest rate applicable to the 2024 Oaktree Note was 11.6%. The Company is required to make quarterly interest-only payments until the maturity date, except 12.5% of the then-outstanding principal balance of the loans is due on September 30, 2027, 12.5% of the principal balance of the loans is due on December 30, 2027, 37.5% of the principal balance of the loans is due on March 31, 2028, with the remaining principal amount due on the maturity date.

The Company may voluntarily prepay, in whole or in part, the amounts due under the New Oaktree Agreement, as amended, at any time subject to a prepayment fee. Subject to prior written notice by the Company, to repay any amounts due prior to the maturity date, the Company must pay the sum of (A) the aggregate principal amount of the Loans being prepaid, (B) any accrued but unpaid interest on the principal amount of the Loans being prepaid, (C) any applicable Yield Protection Premium (as defined in the New Oaktree Agreement) and (D) if applicable, other unpaid amounts then due and owing pursuant to the New Oaktree Agreement and the other loan documents (such aggregate amount, the “Prepayment Price”); provided that each partial prepayment of the principal amount of the Loans shall be in an aggregate amount of at least $5.0 million and integral multiples of $1.0 million in excess thereof. The Company is required to make mandatory prepayments of the Loans with net cash proceeds from (i) certain casualty events, (ii) certain monetization events, including, among other things, certain asset sales and the sale(s) of priority review vouchers by certain subsidiaries of the Company, and the receipt by the Company of any dividend or other distributions in cash from any of its subsidiaries in excess of $5.0 million other than in connection with certain monetization events, (iii) debt issuances that are not permitted, and (iv) failure to comply with certain covenants. The lenders may elect to receive warrants to purchase common stock of the Company as an alternative to cash prepayments in some situations where a mandatory prepayment would otherwise be required. Due to the receipt of proceeds from the sale of Checkpoint (see Note 3), the Company made payments to Oaktree comprised of: $5.5 million in principal, $0.1 million in interest, and $0.3 million in Yield Protection Premium.

The New Oaktree Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the New Oaktree Agreement contains certain financial covenants, including, (i) a requirement that the Company maintain a minimum liquidity of $7.0 million, which may be reduced or increased as described in the New Oaktree Agreement (“the “Liquidity Requirement”), and (ii) that product net sales of Journey meet a consolidated minimum net sales amount on a trailing 12-month basis, tested quarterly, which may be reduced or increased as described in the Oaktree Amendment (the “Minimum Net Sales Test”), subject to certain exclusions. The minimum net sales amount for December 31, 2025 is $60 million and will increase by $5.0 million each subsequent quarter, provided that the minimum net sales amount will in no event exceed $80.0 million. Both the Minimum Net Sales Test and the Liquidity Requirement will be reduced to $0 while the outstanding principal balance is less than or equal to $10.0 million. The Liquidity Requirement decreases to $5.0 million while the outstanding principal balance is between $10.0 million and $25.0 million. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company with respect to the Minimum Net Sales Test.

The New Oaktree Agreement, as amended, contains events of default that are customary for financings of this type, in certain circumstances subject to customary cure periods. In addition, the Company is also required to (i) raise cash proceeds from the sale of common stock, or receive monetizations or distributions, by the end of each calendar year prior to the maturity date, in an aggregate amount equal to the greater of $20 million or 50% of an amount set forth in an annual budget delivered to the lenders (the “Capital Raise Test”) and (ii) maintain a specified minimum equity stake in Journey (“the “Minimum JMC Stake Covenant”). These capital raise and minimum stake covenants and financial covenants, will not apply if the outstanding principal balance of the loan is less than or equal to $10 million. Following an event of default and any cure period, if applicable, Oaktree will have the right upon notice to accelerate all amounts outstanding under the New Oaktree Agreement, in addition to other remedies available to the lenders as secured creditors of the Company.

Pursuant to the terms of the Second Oaktree Amendment, certain financial covenants were amended such that in the event that the outstanding principal balance under the 2024 Oaktree Note is less than or equal to $15.0 million and the Company receives the distribution of proceeds from Cyprium following the closing of the sale of the PRV by Cyprium pursuant to the PRV APA (the “2026 Cyprium Monetization Event”), the Liquidity Requirement will be $2.0 million, and the Minimum Net Sales Test, Capital Raise Test, and Minimum JMC Stake Covenant will no longer apply.

Under the New Oaktree Agreement, as amended, the Company granted a security interest in favor of Oaktree, for the benefit of the lenders, in substantially all of the Company’s assets, subject to customary exceptions, as collateral securing the Company’s obligations under the New Oaktree Agreement.

In connection with the 2024 Oaktree Agreement, as amended, the Company granted equity classified warrants to the lenders to purchase up to 506,390 shares of the Company’s common stock at a purchase price of $2.0735 per share (the “Warrants”), later reduced to $1.65 per share. The Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions. The exercise price of the Warrants will also be adjusted if, while the Warrants are outstanding, the Company engages in any transaction involving the issuance or sale of shares of Common Stock or equivalent securities at an effective price per share less than the exercise price of the Warrant then in effect (such lower price, the “Base Share Price”). In such case, the exercise price of the Warrants will be reduced to equal the Base Share Price. In connection with the financing consummated by the Company in September 2024, the Warrants had their exercise price reduced to $1.65 per share. The Warrants are exercisable from July 25, 2024 and will expire on July 25, 2031 and may be net exercised for no cash payment at the holder’s election. The Company filed a registration statement to register the resale of the shares of Company’s common stock issuable upon exercise of the Warrants (see Note 13). The fair value of the warrants were estimated using the Black-Scholes model and level 3 inputs, resulting in an estimated fair value of $1.1 million, which is recorded as a discount on the note payable.

In connection with the Oaktree Amendment Fortress issued equity classified warrants to Oaktree and certain of its affiliates to purchase up to 0.6 million shares of Common Stock at a purchase price of $2.62 per share (the “2025 Warrants”) with similar rights and terms as the Warrants (see Note 13). The fair value of the warrants were estimated using the Black-Scholes model and level 3 inputs, resulting in an estimated fair value of $1.3 million, which is recorded as a discount on the note payable.

The Company has filed registration statements to register the resale of shares of the Company’s common stock issuable upon exercise of the Warrants and the 2025 Warrants. In the year ended December 31, 2025, Oaktree elected a cashless exercise of 253,195 warrants, and as a result the Company issued 140,830 common shares to Oaktree.

The Company was in compliance with all applicable financial covenants under the New Oaktree Agreement, as amended, as of December 31, 2025.

2020 Oaktree Note

On July 25, 2024, the Company’s $50.0 million outstanding balance of the senior secured credit agreement with Oaktree (the “Prior Oaktree Agreement”) and the debt thereunder, (the “2020 Oaktree Note”) was terminated upon receipt by Oaktree of a payoff amount of $51.4 million from the Company comprised of principal, interest and the applicable final payment amount. The payoff of the 2020 Oaktree Note was treated as a debt extinguishment, as the 2024 Oaktree Note originated from a fund group different from the Prior Oaktree Agreement. The Company recorded a loss on extinguishment of debt of approximately $3.6 million, representing unamortized debt issuance costs and inclusive of a $1.0 million prepayment fee; the loss on extinguishment was recorded to interest expense in the Consolidated Statement of Operations for the year ended December 31, 2024.

SWK Term Loan

On December 27, 2023 (the “SWK Closing Date”), Journey entered into the credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”). The SWK Credit Agreement provides for a term loan facility (the “SWK Credit Facility”) in the original principal amount of up to $20.0 million. On the SWK Closing Date, Journey drew $15.0 million. On June 26, 2024, Journey drew the remaining $5.0 million under the SWK Credit Facility. On July 9, 2024, Journey entered into an amendment to the SWK Credit Agreement with SWK, which increased the original principal amount of the SWK Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to Journey receiving approval on or before June 30, 2025. Journey drew on the remaining $5.0 million relating to the FDA approval of Emrosi on November 25, 2024.

Pursuant to the terms under the SWK Credit Facility, as amended, repayments of principal were to commence in February 2026 in an amount equal to $1.9 million per quarter, or 7.5%, of the principal amount of funded Term Loans, with any remaining principal balance due on the maturity date. Term loans under the SWK Credit facility accrue interest, which is payable quarterly in arrears, and bear interest at a rate per annum equal to the three-month term SOFR (subject to SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly.

On September 25, 2025, Journey entered into the Third Amendment to the SWK Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, extends the maturity date of Journey’s existing SWK Credit Facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the SWK Credit Agreement, by lowering the applicable revenue threshold, measured based on the twelve months ended December 31, 2025, from $70.0 million to $60.0 million. Journey satisfied the $60.0 million Revenue-Based Payment provision as of December 31, 2025. Accordingly, the interest-only period under the SWK Credit Facility was extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026. Thereafter, Journey will be required to make quarterly principal payments equal to $2.5 million per quarter, or 10.0%, of the outstanding principal amount of the funded SWK Credit Facility, with any remaining principal balance due on the maturity date.

Journey may at any time prepay the outstanding principal balance of the Term Loans in whole or in part. Upon repayment in full of the Term Loans, Journey will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, Journey paid an origination fee of $0.2 million on the SWK Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. Journey is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense in the Consolidated Statement of Operations. The effective interest rate on the SWK Term Loan as of December 31, 2025 was 14.1%.

The SWK Credit Agreement also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of December 31, 2025, Journey was in compliance with the financial covenants under the SWK Credit Agreement.

IDB Letters of Credit

The Company has letters of credit (“LOC”) with one of its commercial banks, IDB Bank (“IDB”), of approximately $1.2 million and $1.6 million as of December 31, 2025 and 2024, respectively, securing rent deposits for lease facilities and an undertaking posted by Cyprium relating to an injunctive proceeding. The Company’s LOC’s are secured by cash, which is included in restricted cash on the Company’s Consolidated Balance Sheet. Interest paid on the letters of credit is 2% per annum.

Urica 8% Cumulative Convertible Class B Preferred Offering

Urica had previously closed private offerings of its 8% Cumulative Convertible Class B Preferred Stock (the “Urica Preferred Stock”), at a price of $25.00 per share (“Subscription Price”) pursuant to which it sold a total of 135,494 shares of Preferred Stock for net proceeds of $2.9 million. A non-cash contingent warrant value of $0.1 million had also been recorded in debt discount.

Dividends on the Urica Preferred Stock were payable monthly by Fortress in shares of Fortress Common Stock based upon a 7.5% discount to the average trading price over the 10-day period preceding the dividend payment date. Dividends were recorded as interest expense. For the year ended December 31, 2024, the Company recorded expense of $0.1 million associated with the Urica dividends paid on the outstanding Urica Preferred Stock. On June 27, 2024, as neither a qualified financing nor a sale of Urica had occurred, Fortress elected to exchange the outstanding shares of Urica Preferred Stock, which had been recorded as a liability, into 2,028,345 shares of Fortress common stock.

Ximino Settlement

In August 2024, Journey executed a settlement agreement (the “Settlement Agreement”) to settle the $3.0 million of license installment payments Journey owed to Sun Pharmaceutical Industries, Inc. (“Sun”) associated with the Ximino asset purchase agreement. Pursuant to the Settlement Agreement, Journey agreed to settle the total outstanding obligation owed to Sun for a total of $1.9 million, payable in three installments: 1) $0.6 million upon execution of the Settlement Agreement, 2) $0.6 million on December 1, 2024, and 3) $0.6 million on January 15, 2025. Journey accounted for the settlement of the license installment payment as a $1.1 million gain on extinguishment of debt in the Consolidated Statements of Operations for the year ended December 31, 2024.

Interest Expense

The following table shows the details of interest expense for all debt arrangements during the periods presented. Interest expense includes contractual interest and amortization of the debt discount and amortization of fees represents fees associated with loan transaction costs, amortized over the life of the loan:

	Year Ended December 31,
	2025			2024
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	$4,156	$931	$5,087	$1,954	323	2,277
2020 Oaktree Note[1]	—	—	—	6,803	1,219	8,022
Partner company convertible preferred shares	—	—	—	(290)	90	(200)
Partner company notes payable	3,232	466	3,698	2,385	307	2,692
Partner company contingent call option accretion[2]	1,283	—	1,283	716	—	716
Other	38	—	38	20	—	20
Total Interest Expense and Financing Fee	$8,709	$1,397	$10,106	$11,588	$1,939	$13,527

Note 1:	Includes loss on extinguishment of debt of $3.6 million related to the payoff of the 2020 Oaktree Note on July 25, 2024.

Note 2:Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3).

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Accounts payable	$14,238	$31,636
Accrued expenses:
Professional fees	1,055	3,147
Salaries, bonus and related benefits	7,880	6,596
Research and development	277	8,509
Accrued royalties payable	1,805	1,374
Accrued coupon and rebates	16,547	6,200
Return reserve	2,177	3,124
Other[1]	3,146	4,915
Total accounts payable and accrued expenses	$47,125	$65,501

Note 1: Other as of December 31, 2025 and 2024 includes approximately $1.3 million of accrued consideration for the Mustang Asset Purchase Agreement with uBriGene, see Note 3.

11. Non-Controlling Interests

On May 30, 2025, Checkpoint ceased to be a controlled Fortress entity and as such is no longer consolidated (see Note 3). On November 5, 2025, Baergic ceased to be a controlled Avenue entity and as such is no longer consolidated by Avenue.

The Company’s ownership interest in its consolidated subsidiaries in 2025 was similar to 2024, except for Journey, which decreased from 44.5% to 36.3% due to dilution from the issuance of equity securities (see Note 13).

12. Net Loss per Common Share

Basic net income or loss per share attributed to common stockholders is calculated by dividing the net income or loss attributed to Fortress, less the Series A Preferred dividends and subsidiary deemed dividends, by the weighted-average number of shares of Common Stock outstanding during the period, not including unvested restricted stock and other potentially dilutive securities. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, restricted stock units, and restricted stock using the treasury stock method, if dilutive. The impact of these items is anti-dilutive during periods of net loss.

The Series A Preferred dividends included in the net loss per share calculation include dividends paid as well as dividends cumulated (but undeclared) (see Note 13). For the years ended December 31, 2025 and 2024, the effect on the net loss per share calculation from Series A Preferred dividends was $8.0 million and $8.0 million, respectively, and subsidiary deemed dividends were $0.7 million and $1.9 million, respectively.

The following potentially dilutive securities would be excluded from the computation of net loss per common share as of the dates presented if the Company was in a net loss position:

	December 31,
	2025	2024
Warrants to purchase Common Stock	13,431,502	14,406,201
Options to purchase Common Stock	—	558,896
Unvested Restricted Stock and deferred Restricted Stock	856,760	1,900,630
Unvested Restricted Stock units and deferred Restricted Stock units	2,984,988	2,513,830
Total Potentially Dilutive Securities	17,273,250	19,379,557

13. Stockholders’ Equity

Common Stock

Fortress’ Certificate of Incorporation, as amended, authorizes the Company to issue 200,000,000 shares of $0.001 par value Common Stock of which 31,364,094 and 27,908,839 shares of Common Stock were outstanding as of December 31, 2025 and 2024, respectively.

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

Series A Cumulative Redeemable Perpetual Preferred Stock

On October 26, 2017, the Company designated 5,000,000 shares of $0.001 par value preferred stock as Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”). As of December 31, 2025 and 2024, 3,427,138 shares of Series A Preferred Stock were issued and outstanding.

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

On July 5, 2024, Fortress announced that the Company’s Board of Directors had decided to pause the monthly dividend of $0.1953125 per share of the Series A Preferred Stock. In accordance with the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock will continue to accrue and cumulate until such dividends are authorized or declared. The pausing of these dividends will defer approximately $0.7 million in cash dividend payments each month. The Board intends to revisit its decision regarding the monthly dividend regularly and will assess the profitability and cash flow of the Company to determine whether and when the pause should be lifted. The Company recorded approximately nil and $4.0 million of dividends in Additional Paid in Capital on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. At December 31, 2025, the Company had total undeclared dividends of approximately $12.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on December 31, 2025. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the Consolidated Balance Sheets but are reflected in the net loss attributable to common shareholders (see Note 12).

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

Optional Redemption

The Series A Preferred Stock may be redeemed in whole or in part (at the Company’s option) any time on or after December 15, 2022, upon not less than 30 days nor more than 60 days’ written notice by mail prior to the date fixed for redemption thereof, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. During the year ended December 31, 2025, no Series A Preferred Stock shares were redeemed.

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

Stock-Based Compensation

As of December 31, 2025, the Company had three equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended, the Coronado Biosciences, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Plans”) and the Fortress Biotech, Inc. Long Term Incentive Plan, as amended (the “LTIP”). In the years ended December 31, 2025 and 2024, the Company’s Board of Directors and stockholders approved increases of nil and 11.0 million shares, respectively, to the Plans, bringing the aggregate total of authorized shares available under the Plans to 13.1 million shares. A total of 4.7 million shares have been granted under the Plans, net of cancellations, and 8.4 million shares remained available for issuance as of December 31, 2025.

Certain partner companies have their own equity compensation plan under which shares are granted to eligible employees, directors and consultants in the form of restricted stock, stock options, and other types of grants of stock of the respective partner company’s common stock. The table below provides a summary of those plans as of December 31, 2025:

Partner		Shares	Shares available at
Company	Stock Plan	Authorized	December 31, 2025
Avenue	Avenue Therapeutics, Inc. 2015 Stock Plan	5,070,223	4,575,906
Cellvation	Cellvation Inc. 2016 Incentive Plan	2,000,000	300,000
Cyprium	Cyprium Therapeutics, Inc. 2017 Stock Plan	2,000,000	675,000
Helocyte	DiaVax Biosciences, Inc. 2015 Incentive Plan	2,000,000	341,667
Journey	Journey Medical Corporation 2015 Stock Plan	10,642,857	1,895,803
Mustang	Mustang Bio, Inc. 2016 Incentive Plan	2,514,666	2,506,958
Oncogenuity	FBIO Acquisition Corp. VII 2017 Incentive Plan	2,000,000	1,200,000
Urica	FBIO Acquisition Corp. VIII 2017 Incentive Plan	4,000,000	198,638

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

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs, restricted stock and restricted stock unit awards for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Fortress:
Employee and non-employee awards	$6,908	$9,026
Executive awards	652	1,047

Partner Companies:
Avenue	665	1,236
Checkpoint	14,097	15,252
Mustang	129	(450)
Journey	6,288	6,098
Other	—	410
Total stock-based compensation expense	$28,739	$32,619

	Year Ended December 31,
($ in thousands)	2025	2024
Research and development	$6,267	$7,121
Selling, general and administrative	22,472	25,498
Total stock-based compensation expense	$28,739	$32,619

Options

The following table summarizes Fortress stock option activities, excluding activities related to partner companies:

				Weighted average
			Total	remaining
		Weighted average	weighted average	contractual life
	Number of shares	exercise price	intrinsic value	(years)
Options vested and expected to vest at December 31, 2024	558,896	$2.32	$186,300	6.02
Forfeited	(540,000)	1.68	—	—
Expired	(18,896)	20.55	—	—
Options vested and expected to vest at December 31, 2025	—	$—	$—	—
Options vested and exercisable at December 31, 2025	—	$—	$—	—

During the years ended December 31, 2025 and 2024, there were no exercises of Fortress stock options.

As of December 31, 2025, Fortress had no unrecognized stock-based compensation expense related to Fortress stock options. As of December 31, 2024, Fortress had $0.4 million of unrecognized stock-based compensation expense related to Fortress stock options, which was expected to be recognized over a weighted-average period of 3.2 years.

As of December 31, 2025 and 2024, on a consolidated basis, the Company had $1.3 million and $1.0 million, respectively, of unrecognized stock-based compensation expense related to stock options of Fortress and subsidiaries, which is expected to be recognized over a weighted-average period of 1.4 years and 2.1 years, respectively.

Restricted Stock

Consolidated stock-based compensation expense from restricted stock awards and restricted stock units for the years ended December 31, 2025 and 2024 was $27.0 million and $30.9 million, respectively. Restricted stock awards and restricted stock unit awards are expensed under the straight-line method over the vesting period. Expense for awards with performance-based vesting criteria are measured and recorded if and when it becomes probable that the milestone will be achieved.

During 2025, the Company granted 1.2 million restricted shares of its Common Stock to executives and directors of the Company and 0.8 million restricted stock units to employees and non-employees of the Company. The fair value of the restricted stock awards issued during 2025 of $2.4 million and the fair value of the restricted stock unit awards issued during 2025 of $2.3 million were valued on the grant date using the Company’s stock price as of the grant date. The 2025 restricted stock awards and restricted stock unit awards vest upon both the passage of time as well as meeting certain performance criteria.

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

The following table summarizes Fortress’ restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2024	4,414,724	$12.87
Restricted stock granted	1,204,360	2.03
Restricted stock vested	(2,248,494)	17.55
Restricted stock units granted	842,500	2.74
Restricted stock units forfeited	(6,098)	—
Restricted stock units vested	(365,244)	22.45
Unvested balance at December 31, 2025	3,841,748	$3.62

As of December 31, 2025, Fortress had unrecognized stock-based compensation expense related to all unvested Fortress restricted stock and Fortress restricted stock unit awards of $5.9 million and $5.4 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years and 3.1 years, respectively. As of December 31, 2024, on a consolidated basis, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock and restricted stock unit awards of Fortress and subsidiaries of $4.2 million and $4.8 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 0.8 years and 3.4 years, respectively. These amounts does not include restricted stock units which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

Deferred Compensation Plan

On March 12, 2015, the Company’s Compensation Committee approved the Deferred Compensation Plan allowing all non-employee directors the opportunity to defer all or a portion of their fees or compensation, including restricted stock and restricted stock units. During the years ended December 31, 2025 and 2024, certain non-employee directors elected to defer an aggregate of approximately 0.2 million and 25,000 restricted stock awards, respectively, under this plan.

Employee Stock Purchase Plan

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of December 31, 2025, 0.2 million shares have been purchased and 0.9 million shares are available for future sale under the Company’s ESPP. The Company recognized share-based compensation expense of approximately $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2024	14,406,201	$2.15	$2,933,774	4.46
Issued	600,000	2.62	—	—
Exercised	(1,574,699)	1.67	—	—
Outstanding as of December 31, 2025	13,431,502	$2.21	$—	3.55
Exercisable as of December 31, 2025	13,431,502	$2.21	$—	3.55

In connection with the First Amendment to the 2024 Oaktree Note (see Note 9), the Company issued warrants to Oaktree and certain of its affiliates to purchase up to approximately 0.6 million shares of Common Stock at a purchase price of $2.62 per share (the “2025 Oaktree Warrants”).

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

The Company evaluated the accounting treatment of the 2025 Oaktree Warrants and the 2024 Oaktree Warrants and determined that the aforementioned warrants should be classified in stockholders’ equity. As such, the Company used a Black-Scholes model to value the Oaktree Warrants, utilizing the following inputs to determine a value of $1.3 million and $1.1 million, respectively:

	2025 Oaktree	2024 Oaktree
Oaktree Warrants	Warrants	Warrants
Exercise price	$2.62	$1.65
Volatility	87.8%	90.5%
Expected life in years	5.6	7.0
Risk-free rate	3.8%	4.2%
Dividend yield	—	—

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

The Company filed registration statement No. 333-292154 on Form S-1 to register the resale of the shares of Common Stock issuable upon exercise of the 2025 Oaktree Warrants, which was declared effective by the SEC on December 17, 2025. The Company had filed registration statement No. 333-282384 on Form S-1 to register the resale of the shares of Common Stock issuable upon exercise of the 2024 Oaktree Warrants and the additional Oaktree Warrants, which had been declared effective by the SEC on October 7, 2024.

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

On January 1, 2025 and 2024, the Compensation Committee granted 454,163 and 216,465 shares each to Dr. Rosenwald and Mr. Weiss, respectively. Each of these four equity grants, made in accordance with the LTIP, represent 1% of total outstanding shares of the Company as of the dates of such grants. Restricted shares granted under the LTIP vest upon (i)(A) the Company achieving a specified increase in market capitalization since the grant date and (B) the participant remaining in service with the Company until (or being involuntarily terminated prior to) July 16, 2025, or (ii) a change in control of the Company, provided the eligible participant remains in service with the Company until the date of such transaction. If the restricted shares have not vested in accordance with the preceding sentence, they will be subject to a repurchase option by the Company at a nominal price for 90 days following the earlier of July 16, 2025 or the participant’s voluntary separation from service with the Company. The fair value of each grant on the grant date was approximately $0.9 million for the 2025 grant and $0.7 million for the 2024 grant. For the year ended December 31, 2025 and 2024, the Company recorded stock compensation expense related to LTIP grants of approximately $5.4 million and $6.7 million, respectively, on the Consolidated Statement of Operations. As of December 31, 2025, Fortress had no unrecognized stock-based compensation expense related to LTIP grants.

Capital Raises

2024 Shelf

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of December 31, 2025, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notices. As a result, the Company is no longer eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

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

Common Stock At the Market Offering

For the year ended December 31, 2025, the Company issued approximately 0.5 million shares of common stock at an average price of $1.94 per share for net proceeds of $1.0 million under the Company’s at-the-market offering program. For the year ended December 31, 2024, the Company issued approximately 2.0 million shares of common stock at an average price of $1.98 per share for net proceeds of $3.8 million after deducting aggregate fees of $0.1 million. The at-the-market offering program is currently suspended as a result of the Company’s current ineligibility to use Form S-3 registration statements.

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

In a separate concurrent private placement, Dr. Rosenwald, the Company’s Chairman, President and Chief Executive Officer, purchased 763,359 shares of common stock at a price of $1.84 per share, which represented the consolidated closing bid price of the Company’s common stock on the Nasdaq Capital Market on September 19, 2024, and warrants to purchase up to 763,359 shares of common stock, purchased at a price of $0.125 per warrant (the “Concurrent Private Placement Warrants”). The Concurrent Private Placement Warrants have an exercise price of $1.84 per share, are exercisable commencing six months from the date of issuance, and will expire five and one-half years following the date of issue. Net proceeds to Fortress from the September 2024 registered direct offering and the concurrent private placements, after deducting the placement agent’s fees and other offering expenses and assuming no exercises of the Private Placement Warrants or the Concurrent Private Placement Warrants, were approximately $7.3 million. At December 31, 2025, 3,764,194 Private Placement Warrants and all of the Concurrent Private Placement Warrants remain outstanding.

The Company filed a registration statement (No. 333-282384) on Form S-1 to register the resale of the shares of Common Stock issuable upon exercise of the Private Placement Warrants and the Concurrent Private Placement Warrants, which was declared effective by the SEC on October 7, 2024.

In connection with the financing consummated by the Company in September 2024, the 5,885,000 warrants issued in the November 2023 equity offering (the “November 2023 Warrants”) had their exercise price reduced to $1.65 per share. The November 2023 Warrants contained a one-time exercise price adjustment provision that reduced the exercise price upon the next equity financing at a price lower than the exercise price at issuance which was $1.70 per share. At December 31, 2025, 4,609,130 of the November 2023 Warrants remain outstanding.

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

Journey 2022 Shelf Registration Statement and At the Market Offerings

On December 30, 2022, Journey filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the SEC on January 26, 2023 (the Journey 2022 S-3”). The Journey 2022 S-3 covered the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. In connection with the Journey 2022 S-3, Journey has entered into the At Market Issuance Sales Agreement with B. Riley (the “Journey ATM”), relating to shares of the Journey’s common stock. In accordance with the terms of the Journey ATM, Journey had the ability to offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as Journey’s agent or principal.

In August 2025, Journey executed a new At Market Issuance Sales Agreement (the “Journey 2025 ATM”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC (each, an “Agent” and together, the “Agents”) and terminated the Journey ATM Sales Agreement. In accordance with the terms of the Journey 2025 ATM, Journey may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal. As of December 31, 2025, 750,000 shares of Journey common stock were issued and sold under the Journey 2025 ATM Sales Agreement.

For the year ended December 31, 2025, Journey issued and sold approximately 2.6 million shares of common stock at an average price of $6.53 per share for net proceeds of $16.4 million under the Journey ATM after deducting aggregate fees of $0.5 million. For the year ended December 31, 2024, Journey issued approximately 1.6 million shares of common stock at an average price of $5.19 per share for net proceeds of $7.9 million under the Journey ATM after deducting aggregate fees of $0.2 million.

On January 15, 2026, Journey filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “Journey 2026 S-3”), which was declared effective by the Securities and Exchange Commission on January 21, 2026. This shelf registration statement covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of Journey’s common stock, preferred stock, debt securities, warrants, and units. The Journey 2026 S-3 replaces the Journey 2022 S-3. Sales under the Journey 2025 ATM Sales Agreement after the effective date will occur under the Journey 2026 S-3.

Checkpoint Registered Direct Offerings and Warrant Exercises

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

In July 2024, Checkpoint closed on a registered direct offering (the “Checkpoint July 2024 Registered Direct Offering”) for the issuance and sale of an aggregate of 1,230,000 shares of its common stock at a purchase price of $2.05 per share. In addition, the offering included 4,623,659 shares of common stock in the form of pre-funded warrants at a price of $2.0499. In a concurrent private placement, Checkpoint issued and sold common warrants (the “Checkpoint July 2024 Common Stock Warrants”) to purchase up to 5,853,659 shares of common stock. The Checkpoint July 2024 Common Stock Warrants had an exercise price of $2.05 per share, were exercisable after requisite approval of Checkpoint’s stockholders, and had a term of exercise of five years from the issuance date. Checkpoint also issued the placement agent warrants to purchase up to 351,220 shares of common stock with an exercise price of $2.5625 per share. The total net proceeds from the Checkpoint July 2024 Registered Direct Offering, after deducting placement agent’s fees and other offering expenses, were approximately $11.0 million. The shares of common stock and the shares underlying the pre-funded warrants were sold in a registered offering under the Checkpoint 2023 S-3.

In January 2024, Checkpoint closed on a registered direct offering (the “Checkpoint January 2024 Registered Direct Offering”) for the issuance and sale of 1,275,000 shares of its common stock at a purchase price of $1.805 per share. In addition, the offering included pre-funded warrants to purchase 6,481,233 shares of common stock , which were sold at a price of $1.8049. In a concurrent private placement, Checkpoint issued and sold common warrants (the “Checkpoint January 2024 Common Warrants”) to purchase up to 7,756,233 shares of Checkpoint common stock. The Checkpoint January 2024 Common Warrants were exercisable immediately upon issuance and expired five years following the issuance date and had an exercise price of $1.68 per share. Checkpoint also issued the placement agent warrants to purchase up to 465,374 shares of common stock with an exercise price of $2.2563 per share. Net proceeds to Checkpoint from the Checkpoint January 2024 Registered Direct Offering were $12.6 million after deducting commissions and other transaction costs. The offer and sale of the shares of common stock and the shares underlying the pre-funded warrants were registered for sale under the Checkpoint 2023 S-3.

Pursuant to the Company’s Founders Agreement with Checkpoint (see Note 16), Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2025 warrant exercises noted above. Accordingly, Checkpoint issued 18,500 shares of common stock to Fortress in the five months ended May 31, 2025. Pursuant to the Support Agreement between Fortress, Checkpoint and Sun Pharma, Fortress waived its right to receive any equity fee with respect to any equity issuances by Checkpoint (including those resulting from warrant exercise) that are effected subsequent to May 30, 2025, the date on which the Merger Agreement was executed (see Note 3).

Mustang 2021 Shelf Registration Statement and At-the-Market Offering

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of December 31, 2025, approximately $34.2 million of the Mustang 2024 S-3 remained available for sales of securities, subject to General Instruction I.B.6. of Form S-3. The ability of Mustang to register new offers and sales of securities under the Mustang 2024 S-3 expires on June 12, 2027.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the year ended December 31, 2025, Mustang issued approximately 0.1 million shares of common stock at an average price of $11.55 per share for net proceeds of $0.6 million under the Mustang ATM, after deducting aggregate fees of approximately $27,000. During the year ended December 31, 2024, Mustang issued approximately 0.1 million shares of common stock at an average price of $18.78 per share for net proceeds of $2.5 million under the Mustang ATM, after deducting aggregate fees of approximately $0.1 million.

Mustang Registered Direct and Equity Offerings, Warrant Inducement and Private Placement

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock (the “Pre-Funded Warrant Shares), (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants (the “Series C-2 Warrants”) to purchase up to 2,657,807 shares of common stock. Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and expired when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 Warrants expire five years from Warrant Stockholder Approval and the Series C-2 Warrants expire twenty-four months from Warrant Stockholder Approval. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds from the exercise of the Warrants, was approximately $6.8 million.

In July 2025, the remaining approximately 0.5 million of the Pre-Funded Warrants and approximately 2.4 million of the Series C-2 Warrants were exercised. In connection with these exercises, Mustang received approximately $7.1 million in proceeds and issued approximately 2.9 million shares of its common stock. As of December 31, 2025, all of the Series C-1 Warrants and 284,452 of the Series C-2 Warrants remain outstanding.

In October 2024, Mustang entered into a definitive agreement for the exercise of certain existing warrants to purchase an aggregate of 337,552 shares of its common stock having an exercise price of $11.85 per share, originally issued in May 2024. The issuance or resale of the shares of common stock issuable upon exercise of the existing warrants are registered pursuant to an effective registration statement filed by Mustang on Form S-1 (File No. 333-278006). The net proceeds to Mustang from the exercise of the existing warrants were approximately $3.6 million, after deducting placement agent fees and offering expenses of $0.4 million.

In consideration for the immediate exercise of the existing warrants for cash, Mustang issued two new series of unregistered warrants to purchase up to an aggregate of 675,104 shares of common stock on Warrant Stockholder Approval. The new warrants have an exercise price of $13.50 per share and will be exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon exercise of the new warrants (the “Stockholder Approval”). One of the new series of warrants to purchase 337,552 shares of common stock has a term of five years from the Stockholder Approval, and the other new series of warrants to purchase 337,552 shares of common stock has a term of twelve months from the Stockholder Approval.

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

Pursuant to the terms of the Second Amended and Restated Founders Agreement, Mustang owes to Fortress 2.5% of the aggregate number of shares of Mustang common stock issued in the offerings noted above. Accordingly, Mustang issued 127,140 common shares and 23,450 common shares to Fortress for the years ended December 31, 2025 and December 31, 2024, respectively.

Avenue 2021 Shelf Registration Statement and At-the-Market Offering

In December 2021, Avenue filed a shelf registration statement (File No. 333-261520) on Form S-3 (the “Avenue 2021 S-3”), which was declared effective on December 10, 2021. Avenue filed a replacement shelf registration on Form S-3 on December 4, 2024 (the "Avenue Replacement Shelf"), under the Securities Act of 1933, as amended, which was later withdrawn. However, effective as of July 18, 2025, Avenue was formally delisted from Nasdaq with Nasdaq's filing on that date of a Form 25 with the SEC; Avenue is therefore ineligible to use Form S-3 and unable to use the Avenue 2021 S-3 or the Avenue Replacement Shelf. On December 15, 2025, Avenue filed a Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-279125), which Post-Effective Amendment was declared effective on December 16, 2025.

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue may offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offer and sale of the shares will be made pursuant to a base prospectus forming a part of the Avenue 2021 S-3, and the related prospectus supplement dated May 10, 2024. During the year ended December 31, 2025, Avenue issued 0.9 million shares through the Avenue ATM for net proceeds of $2.1 million. During the year ended December 31, 2024, Avenue issued 0.6 million shares through the Avenue ATM for net proceeds of $1.6 million

Avenue 2024 Warrant Exercises and Private Placement

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

The fair value of the Series A Warrants and Series B Warrants was allocated between the January 2023 Warrants and the November 2023 Warrants on a weighted basis, with approximately $0.6 million allocated to the January 2023 Warrants and recorded to loss on common stock warrant liabilities in the Consolidated Statement of Operations, and the approximately $4.3 million allocated to the November 2023 Warrants deemed to be a dividend.

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

Pursuant to the Founders Agreement, Avenue issued to Fortress 2.5% of the aggregate number of shares of Avenue common stock issued in the offerings noted above. Accordingly, Avenue issued 23,474 common shares and 43,772 common shares to Fortress for the years ended December 31, 2025 and December 31, 2024, respectively.

14. Commitments and Contingencies

Leases

The Company’s lease portfolio includes leases for our corporate headquarters and office spaces. Most of the Company’s lease liabilities result from the lease of its New York City, NY office, which expires in 2031. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases.

For the year ended December 31, 2024, Mustang identified triggering events that required an impairment of the asset group consisting of its right-of-use asset and associated leasehold improvements, and the impairment loss was allocated to leasehold improvements and the right-of-use assets based on the relative carrying amounts of the assets (see Note 5), with $0.4 million of the impairment allocated to the right-of-use asset group. In February 2025, Mustang concurrently exited the lease of its manufacturing facility in Worcester, Massachusetts, relocating its corporate headquarters to 95 Sawyer Road, Waltham, Massachusetts, and divested certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million. In connection with the lease termination, Mustang recorded a net gain on lease termination of $0.4 million recorded in research and development expenses on the Consolidated Statement of Operations.

At December 31, 2025, the Company had operating lease liabilities of $14.8 million and right of use assets of $12.3 million, which are included in the Company’s Consolidated Balance Sheet.

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease term. Rent expense for the years ended December 31, 2025 and 2024 was $1.2 million and $1.5 million, respectively. The components of lease cost are as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Operating lease cost	$2,918	$2,758
Shared lease costs	(2,174)	(2,100)
Variable lease cost	413	865
Total lease expense	$1,157	$1,523

The following tables summarize quantitative information about the Company’s operating leases:

	Year Ended December 31,
($ in thousands)	2025	2024
Operating cash flows from operating leases	$(3,197)	$(3,647)
Right-of-use assets exchanged for new operating lease liabilities	$457	$188
Weighted-average remaining lease term – operating leases (years)	3.4	3.8
Weighted-average discount rate – operating leases	6.2%	6.3%

Future Lease
($ in thousands)	Liability
Year ended December 31, 2026	2,986
Year ended December 31, 2027	3,188
Year ended December 31, 2028	3,220
Year ended December 31, 2029	3,054
Other	5,114
Total operating lease liabilities	17,562
Less: present value discount	(2,763)
Net operating lease liabilities, short-term and long-term	$14,799

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

15. Employee Benefit Plan

On January 1, 2008, the Company adopted a defined contribution 401(k) plan which allows employees to contribute up to a percentage of their compensation, subject to IRS limitations and provides for a discretionary Company match up to a maximum of 4% of employee compensation. For the years ended December 31, 2025 and 2024, the Company paid a matching contribution of $0.7 million and $0.8 million, respectively.

16. Related Party Transactions

Founders Agreement and Management Services Agreement

The Company has entered into Founders Agreements with each of the Fortress partner companies and subsidiaries listed in the table below. Pursuant to each Founders Agreement, in exchange for the time and capital expended in the formation of each partner company/subsidiary and the identification of specific assets the acquisition of which result in the formation of a viable emerging growth life science company, Fortress will loan each such partner company/subsidiary an amount representing the up-front fee required to acquire assets. Each Founders Agreement has a term of 15 years, which upon expiration automatically renews for successive one-year periods unless terminated by the Company or upon a Change in Control (as defined in the Founders Agreement) occurs. In connection with each Founders Agreement the Company received a number of Class A Preferred shares.

The Class A Preferred Stock (such stock, the “Founders Stock”) is identical to common stock other than as to voting rights, conversion rights and the Payment-in-Kind (“PIK”) Dividend right (as described below). Each share of Founders Stock is entitled to vote the number of votes that is equal to one and one-tenth (1.1) times a fraction, the numerator of which is the sum of (A) the shares of outstanding common stock and (B) the whole shares of common stock into which the shares of outstanding Founders Stock are convertible and the denominator of which is the number of shares of outstanding Founders Stock. Thus, the Founders Stock will at all times constitute a voting majority. Each share of Founders Stock is convertible, at the holder’s option, into one fully paid and nonassessable share of common stock of such partner company/subsidiary, subject to certain adjustments.

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

The following table summarizes, by subsidiary, the PIK dividends, annual equity fees, and equity fees recorded by the Company in accordance with the terms of the Founders Agreements, Exchange Agreements and the partner companies’/subsidiaries’ certificates of incorporation for the years ended December 31, 2025 and 2024 ($ in thousands):

	PIK Dividend	Year Ended December 31,
Partner company	Date	2025	2024
Avenue	January 1	130	410
Cellvation	October 31	7	10
Checkpoint[1]	January 1	53	8,633
Cyprium	January 1	299	291
Helocyte	January 1	40	39
Mustang	January 1	667	940
Oncogenuity	May 8	9	9
Urica	November 25	87	514
Fortress		(1,292)	(10,846)
Total		$—	$—

Note 1:

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

The following table summarizes, by partner company/subsidiary, the effective date of the MSA and the annual consulting fee payable by the partner company/subsidiary to Fortress in quarterly installments ($ in thousands):

Partner Company/Subsidiary	Effective Date	2025	2024
Avenue[1]	February 17, 2015	$500	250
Cellvation	October 31, 2016	500	500
Checkpoint[2]	March 17, 2015	208	500
Cyprium	March 13, 2017	500	500
Helocyte	March 20, 2015	500	500
Mustang	March 13, 2015	500	500
Oncogenuity	February 10, 2017	500	500
Urica	November 7, 2017	500	500
Fortress		(3,708)	(3,750)
Consolidated (Income)/Expense		$—	$—

Note 1:	Avenue’s MSA fee for 2024 was subject to a Subscription and Forgiveness Agreement signed in November 2024.
Note 2:	Due to the deconsolidation of Checkpoint in May 2025 related to the Sun Pharma transaction (see Note 3), Checkpoint no longer has this obligation to the Company.

Fees and Stock Grants Received by Fortress

Fees recorded in connection with Fortress’ agreements with its subsidiaries and partner companies are eliminated in consolidation. These include management services fees, issuance of common shares of partner companies in connection with third party raises and annual stock dividend or issuances on the anniversary date of respective Founders Agreements.

Shared Services Agreement with TGTX

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Executive Chairman and Interim Chief Executive Officer of TGTX is also the Company’s Executive Vice Chairman, Strategic Development. Under the terms of the Agreement, TGTX reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX related projects. In connection with the shared services agreement, for the years ended December 31, 2025 and 2024, the Company invoiced TGTX $0.8 million and $0.9 million, respectively. At December 31, 2025, there was approximately $39,000 due from TGTX related to this arrangement.

Desk Share Agreement with TGTX

The Desk Share Agreement between the Company and TGTX, as amended, requires TGTX to pay 65% of the average annual rent for the Company’s New York, NY office space. Additionally, the Company has reserved the right to execute desk share agreements with other third parties and those arrangements will affect the cost of the lease actually borne by the Company. Each initial Desk Share Agreement has a term of five years. In connection with the Company’s Desk Share Agreement with TGTX for the New York, NY office space, for the years ended December 31, 2025 and 2024, the Company had paid $2.7 million and $2.9 million in rent, respectively, and invoiced TGTX approximately $1.8 million and $1.7 million respectively, for their prorated share of the rent base. At December 31, 2025, there were no amounts due from TGTX related to this arrangement.

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

Board Services Agreement

In December 2016, Checkpoint entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement with Checkpoint to Hawkins BioVentures, LLC, also owned by Michael Weiss. For the years ended December 31, 2025 and 2024, Checkpoint recognized approximately $0.2 million and $0.2 million in expenses related to the advisory agreement, including approximately $0.2 million and $0.1 million in expenses related to annual equity incentive grants. As of May 2025, Checkpoint was deconsolidated due to the sale to Sun Pharma (see Note 3).

In January 2017, Mustang entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC, owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the years ended December 31, 2025 and 2024, Mustang recognized approximately $60,000 and $60,000 in expenses related to the advisory agreement, respectively.

Shared Services Agreement with Journey

In November 2021, Journey and the Company entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. The Company’s Executive Chairman and Chief Executive Officer is the Executive Chairman of Journey. Under the terms of the arrangement, Journey reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey-related projects. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey. For the year ended December 31, 2025 and 2024, the Company’s employees have provided services to Journey totaling approximately $43,000 and $38,000, respectively. At December 31, 2025, approximately $0.5 million is due from Journey, primarily related to reimbursable expenses incurred by Fortress on behalf of Journey.

Cyprium 9.375% Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold shares of its 9.375% Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”); as of December 31, 2025, there are 320,000 shares of Cyprium PPS outstanding, including 36,600 shares held by Fortress. The Cyprium PPS is fully and unconditionally guaranteed by Fortress.

Pursuant to the terms of the Cyprium PPS, holders of record are entitled to receive a monthly cash dividend of $0.19531 per share, or $2.34375 per share on an annual basis. The Cyprium PPS is required to be redeemed in cash upon the first bona fide, arm’s-length sale of a Priority Review Voucher (a “PPS PRV Sale”) issued by the FDA in connection with the approval of CUTX-101. Upon a PPS PRV Sale, each share of Cyprium PPS is automatically redeemed for an amount equal to twice the $25.00 liquidation preference, plus accumulated and unpaid dividends to, but excluding, the redemption date. Beginning 24 months after issuance, holders had the right to elect an exchange of the Cyprium PPS, with settlement at Fortress’ election in cash or Fortress’ Series A Preferred Stock. A mandatory exchange, also settleable at Fortress’ election in cash or Fortress’ Series A Preferred Stock, was initially scheduled to occur on September 30, 2024. In September 2024, Cyprium offered holders the opportunity to waive enforcement of, and extend the mandatory exchange date to March 31, 2026, and therefore remain eligible to receive the redemption price upon a PPS PRV Sale, and waive the optional exchange right (the “PPS Extension”). Holders of 283,400 shares of Cyprium PPS opted into the PPS Extension.

For the purposes of the consolidated financial statements as of December 31, 2025, the Company recorded an immaterial out of period adjustment to account for the Cyprium PPS as a financing obligation and recorded the carrying amount in the consolidated balance sheets as partner company perpetual preferred liability.

In addition, the Company concluded that the redemption feature associated with a PPS PRV Sale required bifurcation as an embedded derivative, with remeasurement to fair value at each reporting date. The fair value of the embedded derivative was not material in any period presented. As of December 31, 2025, although the NDA for CUTX-101 had been resubmitted and assigned a new PDUFA date of January 14, 2026, following the October 2024 Complete Response Letter, significant uncertainty remained regarding whether approval would be obtained, whether a PRV would be issued, and whether a PPS PRV Sale could be executed on a timely basis on agreeable terms prior to the March 31, 2026 mandatory exchange date. As a result, the fair value of the embedded derivative remained immaterial as of December 31, 2025.

In February 2026, the Company, Cyprium and an undisclosed buyer entered into a definitive agreement to sell Cyprium’s PRV for $205 million (see Note 20) and the Cyprium PPS was automatically redeemed in accordance with its terms for an amount equal to twice the $25.00 liquidation preference, pursuant to the terms of the Cyprium PPS, plus accumulated and unpaid dividends to, but excluding, the redemption date. In March 2026, Cyprium paid $14.2 million to redeem the outstanding Cyprium PPS, which included accumulated and unpaid dividends, and subsequently the sale of the PRV also closed.

17. Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The components of the income tax provision are as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Current
Federal	$—	$3
State	(498)	140
Deferred
Federal	(99)	136
State	(23)	33
Total	$(620)	$312

For the years ended December 31, 2025 and 2024, income tax expense (benefit) was ($0.6) million and $0.3 million, respectively, resulting in an effective income tax rate of 1.9% and -0.2%. The income tax benefit in 2025 is primarily driven by uncovered deferred tax liabilities related to investments in subsidiaries, state income taxes and state uncertain tax positions, and interest that rolled off and accrued related to a prior-year uncertain tax position.

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards (“NOL”) in the accompanying Consolidated Financial Statements and has established a valuation allowance of $294.1 million against its net deferred tax assets. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The significant components of the Company’s deferred taxes consist of the following:

	As of December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$201,473	$232,740
Amortization of license fees	17,303	29,421
Amortization of in-process R&D	180	242
Stock compensation	6,398	12,773
Lease liability	3,534	4,763
Accruals and reserves	4,228	3,676
Tax credits	34,127	40,623
Startup costs	10	30
Unrealized gain/loss on investments	64	48
Section 174 R&D expenditure capitalization	22,937	53,510
State taxes	27	(70)
Business interest limitation	4,046	4,154
Reserve on Sales Return, Discount and Bad Debt	4,636	2,714
Total deferred tax assets	298,963	384,624
Less: valuation allowance	(294,081)	(377,965)
Net deferred tax assets	$4,882	$6,659

Deferred tax liabilities:
Debt issuance costs	—	(42)
Right of use asset	(2,937)	(3,800)
Basis in subsidiary	(1,998)	(3,219)
Other	(227)	—
Total deferred tax liabilities, net	$(280)	$(402)

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. As a result, the 2025 rate reconciliation is presented in accordance with the new disclosure requirements, while the 2024 reconciliation continues to be presented under the disclosure requirements in effect for that period.

A reconciliation of income tax computed at the federal statutory rate to the provision for income taxes pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025, was as follows:

	Year Ended December 31,
	2025
($ in thousands)	Amount	Percentage
U.S. federal statutory tax rate	$(7,020)	21.0%
State and local income taxes, net of federal income tax effect[1]	1,525	(4.6)%
Tax credits	(325)	1.0%
Change in valuation allowance	(75,103)	224.7%
Non-deductible items:
Share-based compensation	5,206	(15.6)%
Transaction costs	3,106	(9.3)%
Other	(191)	0.6%
Changes in unrecognized tax benefits	(2,073)	6.2%
Other Adjustments:
Sale of subsidiaries[2]	75,159	(224.8)%
Sale of IP	(1,515)	4.5%
Other	611	(1.8)%
Provision for income taxes and effective income tax rate	$(620)	1.9%

Note 1:	During the year ended December 31, 2025, state taxes in New York, New York City, Massachusetts, and Florida comprised greater than 50% of the tax effect in this category.
Note 2:

The Sale of Subsidiaries is mostly driven by the write-off of Checkpoint’s tax attributes and other deferred tax assets due to the sale of the subsidiary in 2025. There is an offsetting impact within the Change in Valuation Allowance as the deferred tax assets maintain a full valuation allowance.

A reconciliation of the statutory tax rates and the effective tax rates for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
Percentage of pre-tax income:
U.S. federal statutory income tax rate	21.0%
State taxes, net of federal benefit	4.2%
Credits	1.8%
Non-deductible items	(0.5)%
Provision to return	(3.7)%
Stock based compensation shortfall	(0.4)%
Change in state rate	(8.2)%
Change in valuation allowance	(9.6)%
Change in subsidiary basis	(1.0)%
Adjustment for warrants	(0.1)%
Section 162(m) compensation disallowance	(3.5)%
Other	(0.2)%
Effective income tax rate	(0.2)%

The Company files a consolidated income tax return with subsidiaries in which the Company has an 80% or greater ownership interest. Subsidiaries and partner companies in which the Company does not have an 80% or more ownership are not included in the Company’s consolidated income tax group and file their own separate income tax return. As a result, certain corporate entities included in these financial statements are not able to combine or offset their taxable income or losses with other entities’ tax attributes.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Realization of the deferred tax assets is substantially dependent on the Company’s ability to generate sufficient taxable income within certain future periods. Management has considered the Company’s history of cumulative tax and book losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of December 31, 2025 and 2024. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance decreased by a net $83.9 million during the current year.

The Company has incurred net operating losses (“NOLs”) since inception. At December 31, 2025, the Company had federal NOLs of $659.4 million, which will begin to expire in the year 2032, state NOLs of $1,130.7 million, which will begin to expire in 2026, and federal income tax credits of $30.1 million and state income tax credits of $5.1 million, which will begin to expire in 2028. Approximately $496.1 million of the federal NOLs and $24.2 million of the state NOLs can be carried forward indefinitely. Under the provisions of Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOLs and income tax credits carryforwards to offset future tax liabilities. It appears the Company underwent previous ownership changes potentially limiting its use of tax attributes. The Company has recorded a full valuation allowance on all of its deferred tax assets, as it believes that it is more likely than not that the deferred tax assets will not be realized regardless of whether an “ownership change” has occurred.

In accordance with the provisions related to accounting for uncertainty in income taxes, the Company recognizes the benefit of tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority.  The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Year Ended December 31,
($ in thousands)	2025
Balance at December 31, 2024	$3,200
Reductions for lapse in statute of limitations	(2,233)
Balance at December 31, 2025	$967

For the year ended December 31, 2025, the Company has $1.0 million of unrecognized tax benefits. If the $1.0 million of unrecognized tax benefits is recognized, approximately $0.2 million would affect the effective tax rate. At this time, the estimate of the range of the reasonably possible outcomes cannot be made.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. The Company has accrued for $0.1 million and approximately $0.2 million of such interest as of December 31, 2025 and 2024, respectively. No penalties have been accrued for. The NOLs from tax years 2012 through 2024 remain open to examination (and adjustment) by the Internal Revenue Service and state taxing authorities. In addition, due to net operating losses, all federal tax years dating back to 2012 remain open for the assessment of income taxes. The expiration of the statute of limitations for state income and franchise tax returns varies by state.

On July 4, 2025, President Donald J. Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to interest limitation rules, and expanded aggregation requirements for compensation deductibility limits. In accordance with ASC 740, the Company recognized the effects of the new tax law in the period enacted. As a result, the Company immediately expensed current-year domestic research and experimental expenditures and elected to continue amortizing its existing domestic capitalized research and experimental expenditures over their remaining useful lives. Urica Therapeutics, Inc. and Cyprium Therapeutics, Inc., however, elected to accelerate amortization of the previously unamortized costs over one-year and two-year periods, respectively. Due to the Company having a full valuation allowance, there were no impacts to the effective tax rate.

Income taxes paid (net of refunds received) by jurisdiction, pursuant to the disclosure requirements of ASU 2023-09, were as follows:

Year Ended December 31,
($ in thousands)	2025
Federal	$1
State
Texas	45
Other	3
Total net payments	$49

18. Segment Information

The Company’s reportable segments for operating income (loss) for the years ending December 31, 2025 and 2024 consist of the following:

Year Ended December 31, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Product revenue, net	$61,239	$—	$—	$—	$—	$61,239
Other revenue	619	1,404	—	—	—	2,023
Net revenue	61,858	1,404	—	—	—	63,262

Cost of goods - (excluding amortization of acquired intangible assets)	20,924	—	—	—	—	20,924
Amortization of acquired intangible assets	4,258	—	—	—	—	4,258
Research and development	480	1,037	10,775	(1,516)	1,125	11,901
Selling, general and administrative	44,368	3,450	27,263	3,948	17,371	96,400
Total operating expenses	70,030	4,487	38,038	2,432	18,496	133,483
Loss from operations	(8,172)	(3,083)	(38,038)	(2,432)	(18,496)	(70,221)

Interest income	589	121	90	511	1,174	2,485
Interest expense and financing fee	(3,698)	—	—	—	(6,408)	(10,106)
Gain (loss) on common stock warrant liabilities	—	15	(108)	—	(305)	(398)
Gain from deconsolidation of subsidiary	—	—	—	—	27,127	27,127
Other expense	(90)	—	(3)	—	17,671	17,578
Total other income (expense)	(3,199)	136	(21)	511	39,259	36,686
Income (loss) before income tax expense	(11,371)	(2,947)	(38,059)	(1,921)	20,763	(33,535)
Income tax expense (benefit)	60	—	—	—	(680)	(620)
Segment net income (loss)	$(11,431)	$(2,947)	$(38,059)	$(1,921)	$21,443	$(32,915)
Attributable to non-controlling interests						39,730
Net income attributable to Fortress						$6,815

Intersegment activity[3]:
Research and development	$—	$326	$—	$523	$(849)	$—
Selling, general and administrative	$—	$304	$261	$644	$(1,209)	$—
Other Significant Items:
Change in fair value of equity method investment accounted for at fair value within other income	$—	$—	$—	$—	$15,075	$15,075
Segment assets	$94,589	$2,931	$—	$17,593	$70,435	$185,548
Stock-based compensation - Research & development	$—	$124	$4,782	$(10)	$1,371	$6,267
Stock-based compensation - Selling, general and administrative	$6,288	$541	$9,315	$139	$6,189	$22,472

Note 1: Checkpoint results through May 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).

Note 2: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 3:	Intersegment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress, see Note 16.

Year Ended December 31, 2024	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$55,134	$—	$—	$—	$—	$55,134
Collaboration revenue	—	—	—	—	1,500	1,500
Revenue - related party	—	—	41	—	—	41
Other revenue	1,000	—	—	—	—	1,000
Net revenue	56,134	—	41	—	1,500	57,675

Cost of goods - (excluding amortization of acquired intangible assets)	20,879	—	—	—	—	20,879
Amortization of acquired intangible assets	3,424	—	—	—	—	3,424
Research and development	9,857	6,645	36,152	8,418	(4,443)	56,629
Research and development - licenses acquired	—	—	—	—	252	252
Selling, general and administrative	40,204	4,638	20,063	4,135	18,691	87,731
Loss recovery	(4,553)	—	—	—	—	(4,553)
Asset impairment	—	—	—	3,692	—	3,692
Total operating expenses	69,811	11,283	56,215	16,245	14,500	168,054
Loss from operations	(13,677)	(11,283)	(56,174)	(16,245)	(13,000)	(110,379)

Interest income	757	176	11	184	1,555	2,683
Interest expense and financing fee	(2,700)	—	—	(5)	(10,822)	(13,527)
Gain (loss) on common stock warrant liabilities	1,125	(589)	(73)	—	(1,101)	(638)
Other income (expense)	(116)	—	(4)	314	1,124	1,318
Total other income (expense)	(934)	(413)	(66)	493	(9,244)	(10,164)
Loss before income tax expense	(14,611)	(11,696)	(56,240)	(15,752)	(22,244)	(120,543)
Income tax expense	61	—	—	—	251	312
Segment net loss	$(14,672)	$(11,696)	$(56,240)	$(15,752)	$(22,495)	$(120,855)
Attributable to non-controlling interests						74,858
Net loss attributable to Fortress						$(45,997)

Intersegment activity[2]:
Research and development	$—	$329	$7,638	$861	$(8,828)	$—
Selling, general and administrative	$—	$331	$1,495	$579	$(2,405)	$—
Other Significant Items:
Depreciation expense	$—	$—	$—	$671	$369	$1,040
Additions to intangible assets	$15,000	$—	$—	$—	$—	$15,000
Segment assets	$80,241	$2,672	$7,471	$9,308	$44,531	$144,223
Stock-based compensation - Research & development	$508	$269	$5,248	$(650)	$1,746	$7,121
Stock-based compensation - Selling, general and administrative	$5,590	$967	$10,004	$200	$8,737	$25,498

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress: Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2:	Intersegment activity consists of PIK Dividends and MSA and equity fees paid by the subsidiaries to Fortress, see Note 16.

19. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenues

All of Journey’s product revenues are recorded in the U.S. The Company’s collaboration revenue for the year ended December 31, 2024 is from Cyprium’s agreement with Sentynl (see Note 3). The Company’s revenue - related party for the year ended December 31, 2024 was from Checkpoint’s collaborations with TGTX.

The table below summarizes the Company’s revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Emrosi	$14,745	$—
Qbrexza	25,014	25,114
Accutane	12,882	19,407
Foam franchise products (Amzeeq & Zilxi)	5,859	6,652
Other / legacy product revenue	2,739	3,961
Collaboration revenue	—	1,500
Revenue – related party	—	41
Other revenue	2,023	1,000
Total net revenue	$63,262	$57,675

Other revenue for the year ended December 31, 2025, consists of $0.6 million recognized by Journey related to the Cutia Agreement (see Note 7) and $1.4 million recognized by Avenue related to the AnnJi license termination and program transfer (see Note 7). Other revenue for the year ended December 31, 2024, reflects a $1.0 million milestone payment from Cutia triggered by the marketing approval Cutia received in the fourth quarter of 2024 for topical 4% minocycline foam in China (see Note 7).

Significant Customers

For the years ended December 31, 2025 and 2024, none of Journey’s Dermatology Products customers individually accounted for more than 10.0% of its total gross product revenue.

For the year ended December 31, 2025, none of Journey’s Dermatology Products customers accounted for more than 10% of its total accounts receivable balance.  For the year ended December 31, 2024, one of Journey’s Dermatology Products customers accounted for more than 10% of its total accounts receivable balance at 10.3%.

20. Subsequent Events

CUTX-101 Product Approval, PRV Sale, and Cyprium PPS Redemption - Cyprium

On January 13, 2026, the FDA approved ZYCUBO (formerly known as CUTX-101) for the treatment of Menkes disease in pediatric patients. A PRV was issued in connection with the FDA approval and was transferred to Cyprium (see Note 3).

On February 22, 2026, Cyprium entered into a definitive asset purchase agreement to sell its PRV (the “PRV APA”) for gross proceeds of $205 million upon the closing of the transaction.  Cyprium is obligated to pay 20% of the PRV APA proceeds to the Eunice Kennedy Shriver National Institute of Child Health and Human Development, an institute of the National Institutes of Health. The PRV APA contains customary representations, warranties, covenants and indemnification provisions, in each case subject to certain limitations.

On March 30, 2026, the Company and Cyprium announced the closing of the PRV APA transaction. The Company is currently evaluating the tax effect of the sale and whether it will be able to realize any of its net operating loss carryforwards. In connection with the PRV APA, the Cyprium PPS was automatically redeemed in accordance with its terms for an amount equal to twice the $25.00 liquidation preference, pursuant to the terms of the Cyprium PPS, plus accumulated and unpaid dividends to, but excluding, the redemption date.

New York, NY Sublease - Fortress

On February 10, 2026, the Company entered into a sublease agreement for all of its leased square footage, approximately 23,000 square feet, of its New York, NY office leased by the Company pursuant to a lease between the Company and Sage Realty Corporation (“Landlord”).  The sublease, subject to Landlord approval, will commence on April 1, 2026, and expires on August 31, 2031.  The Company will receive approximately $11.8 million in base rent payments over the term of the sublease.

ATX-04 License from Duke University – Avenue

On February 18, 2026, Avenue entered into a license agreement with Duke University (“Duke”), whereby Avenue obtained an exclusive worldwide license (the "ATX-04 License") from Duke to certain patents and know-how pertaining to clenbuterol for the treatment of lysosomal storage diseases. ATX-04 is a selective β2-adrenergic agonist with human proof-of-concept data demonstrating improved muscle function and enhanced response to enzyme replacement therapy. Under the ATX-04 License, Avenue agreed to make an upfront payment and reimburse certain patent expenses to Duke and has an obligation to make development, regulatory, and commercial milestone payments upon the achievement of certain milestones. In addition, Avenue is obligated to pay a tiered low single-digit royalty on future net sales of ATX-04. Avenue intends to advance ATX-04 through a late-stage clinical development program leveraging existing human safety and efficacy data, with an initial focus on treating Pompe disease as an adjunct to enzyme replacement therapy.

Second Amendment to the 2024 Oaktree Agreement – Fortress

On February 22, 2026, the Company, as borrower, entered into the Second Amendment to the 2024 Oaktree Agreement (the “Second Amendment”). Pursuant to the terms of the Second Amendment, certain financial covenants were amended such that in the event that the outstanding principal balance under the 2024 Oaktree Agreement is less than or equal to $15.0 million and the Company receives the distribution of proceeds from Cyprium following the closing of the sale of the PRV by Cyprium pursuant to the PRV APA (the “2026 Cyprium Monetization Event”), the minimum liquidity required will be $2.0 million (the “Minimum Liquidity Amount”), the Minimum Net Sales Covenant (whereby the product net sales of JMC must meet a consolidated minimum net sales amount on a trailing twelve-month basis, tested quarterly, as defined in the 2024 Oaktree Agreement) will no longer apply, the Capital Raise Covenant (whereby the Company must have received certain minimum amounts through capital raises or monetizations in each year, as defined in the New Oaktree Agreement) will no longer apply, and the Minimum JMC Stake Covenant (whereby the Company must maintain certain levels of ownership in JMC, as defined in the New Oaktree Agreement) will no longer apply.

Each of the above-described covenants, namely, the Minimum Liquidity Amount, the Minimum Net Sales Covenant, the Capital Raise Covenant and the Minimum JMC Stake Covenant will no longer apply in the event the outstanding principal balance under the 2024 Oaktree Agreement is less than or equal to $10.0 million. Failure by the Company to comply with the financial covenants will result in an event of default, subject to certain cure rights of the Company with respect to the described covenants.

In addition, the Second Amendment also obligates the Company to cause Cyprium to repay any amounts that the Company advanced to Cyprium pursuant to the Second Amended and Restated Future Advance Promissory Note issued by Cyprium in favor of the Company in connection with a 2026 Cyprium Monetization Event and to make a mandatory prepayment of the amount owed under the New Oaktree Agreement in an aggregate principal amount of $10.0 million (the “Cyprium Monetization Prepayment”), together with accrued interest and the Yield Protection Premium (as defined in the New Oaktree Agreement) subject to applicable fees and conditions as described in the New Oaktree Agreement.

On March 30, 2026, the Company made aggregate prepayments on the loan under the New Oaktree Agreement, including the Cyprium Monetization Prepayment, that reduced the outstanding principal balance to $15.0 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress Biotech, Inc.

March 31, 2026	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lindsay A. Rosenwald, M.D.	Chairman of the Board of Directors, President and Chief	March 31, 2026
Lindsay A. Rosenwald, M.D.	Executive Officer (Principal Executive Officer)

/s/ David Jin	Chief Financial Officer	March 31, 2026
David Jin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael S. Weiss	Executive Vice Chairman, Strategic Development and	March 31, 2026
Michael S. Weiss	Director

/s/ Jimmie Harvey, Jr., M.D.	Director	March 31, 2026
Jimmie Harvey, Jr., M.D.

/s/ Malcolm Hoenlein	Director	March 31, 2026
Malcolm Hoenlein

/s/ Dov Klein	Director	March 31, 2026
Dov Klein

/s/ J. Jay Lobell	Director	March 31, 2026
J. Jay Lobell

/s/ Kevin L. Lorenz, J.D.	Director	March 31, 2026
Kevin Lorenz

92