Form 10-Q
period 2026-03-31
Fortress Biotech, Inc.
filed 2026-05-14
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of May 11, 2026
Common Stock, $0.001 par value	33,219,072
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$255,841	$79,381
Accounts receivable, net	24,992	29,783
Inventory	9,292	9,624
Other receivables - related party	516	158
Prepaid expenses and other current assets	4,839	4,895
Total current assets	295,480	123,841

Property, plant and equipment, net	2,426	2,519
Operating lease right-of-use asset, net	11,822	12,302
Restricted cash	1,220	1,220
Equity investments, at fair value	18,707	17,660
Intangible assets, net	26,479	27,605
Other assets	740	401
Total assets	$356,874	$185,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$92,986	$47,125
Income taxes payable	5,418	356
Common stock warrant liabilities	—	1
Operating lease liabilities, short-term	2,221	2,127
Partner company notes payable, short-term	2,500	—
Other current liabilities	268	135
Total current liabilities	103,393	49,744

Notes payable, long-term, net	36,878	52,417
Operating lease liabilities, long-term	12,028	12,672
Partner company redeemable perpetual preferred liability	—	7,085
Other long-term liabilities	2,201	1,447
Total liabilities	154,500	123,365

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 33,186,671 and 31,364,094 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	33	31
Additional paid-in-capital	785,851	783,891
Accumulated deficit	(623,679)	(734,052)
Total stockholders' equity attributed to the Company	162,208	49,873

Non-controlling interests	40,166	12,310
Total stockholders' equity	202,374	62,183
Total liabilities and stockholders' equity	$356,874	$185,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Product revenue, net	$15,921	$13,139
Other revenue	117	—
Net revenue	16,038	13,139

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	6,218	4,790
Amortization of acquired intangible assets	1,126	1,065
Research and development	540	3,938
Selling, general and administrative	15,893	25,663
Total operating expenses	23,777	35,456
Loss from operations	(7,739)	(22,317)

Other income (expense)
Interest income	570	490
Interest expense and financing fee	(3,368)	(2,805)
Gain on sale of priority review voucher, net of expenses	158,873	—
Change in fair value of partner company derivative liability	(7,085)	—
Gain (loss) on common stock warrant liabilities	1	(47)
Other income (expense)	1,042	(12)
Total other income (expense)	150,033	(2,374)
Income (loss) before income tax expense	142,294	(24,691)

Income tax expense	5,132	—
Net income (loss)	137,162	(24,691)

Attributable to non-controlling interests	(26,789)	14,107
Net income (loss) attributable to Fortress	$110,373	$(10,584)

Preferred A dividends declared and paid and/or cumulated, and Fortress' share of subsidiary deemed dividends	(2,008)	(2,131)
Net income (loss) attributable to common stockholders	$108,365	$(12,715)

Net income (loss) per common share attributable to common stockholders - basic	$3.44	$(0.48)
Net income (loss) per common share attributable to common stockholders - diluted	$2.82	$(0.48)

Weighted average common shares outstanding - basic	31,540,595	26,450,218
Weighted average common shares outstanding - diluted	38,412,716	26,450,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended March 31, 2026

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2025	3,427,138	$3	31,364,094	$31	$783,891	$(734,052)	$12,310	$62,183
Stock-based compensation expense	—	—	—	—	1,756	—	—	1,756
Issuance of common stock related to equity plans	—	—	1,128,281	1	(1)	—	—	—
Exchange of partner company preferred shares	—	—	—	—	(165)	—	—	(165)
Issuance of common stock under partner company’s ESPP	—	—	—	—	148	—	—	148
Exercise of warrants	—	—	694,296	1	1,217	—	—	1,218
Partner company’s exercise of options for cash	—	—	—	—	72	—	—	72
Non-controlling interest in partner companies	—	—	—	—	(1,067)	—	1,067	—
Attributable to non-controlling interest	—	—	—	—	—	—	26,789	26,789
Attributable to common stockholders	—	—	—	—	—	110,373	—	110,373
Balance as of March 31, 2026	3,427,138	$3	33,186,671	$33	$785,851	$(623,679)	$40,166	$202,374

For the Three Months Ended March 31, 2025

	Series A						Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2024	3,427,138	$3	27,908,839	$28	$763,573	$(740,867)	$(24,381)	$(1,644)
Stock-based compensation expense	—	—	—	—	6,289	—	—	6,289
Issuance of common stock related to equity plans	—	—	1,096,564	1	(1)	—	—	—
Exchange of partner company preferred shares	—	—	—	—	(150)	—	—	(150)
Issuance of common stock for at-the-market offering, net	—	—	539,563	1	1,008	—	—	1,009
Partner companies' offerings, net + warrant exercises	—	—	—	—	44,908	—	—	44,908
Partner companies' at-the-market offering, net	—	—	—	—	6,740	—	—	6,740
Issuance of common stock under partner company’s ESPP	—	—	—	—	99	—	—	99
Partner company’s dividends declared and paid	—	—	—	—	(166)	—	—	(166)
Partner company’s exercise of options for cash	—	—	—	—	75	—	—	75
Exercise of warrants for cash	—	—	10,000	—	17	—	—	17
Non-controlling interest in partner companies	—	—	—	—	(48,724)	—	48,724	—
Attributable to non-controlling interest	—	—	—	—	—	—	(14,107)	(14,107)
Attributable to common stockholders	—	—	—	—	—	(10,584)	—	(10,584)
Balance as of March 31, 2025	3,427,138	$3	29,554,966	$30	$773,668	$(751,451)	$10,236	$32,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$137,162	$(24,691)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation expense	93	126
Bad debt expense	30	195
Amortization of debt discount	1,455	295
Gain on termination of partner company lease	—	(394)
Amortization of acquired intangible assets	1,126	1,065
Settlement of partner company payables	(76)	(701)
Reduction in the carrying amount of operating lease right-of-use assets	480	485
Stock-based compensation expense	1,756	6,289
Change in fair value of investment	(1,047)	—
Change in fair value of partner company derivative liability	7,085	—
Change in fair value of partner companies' warrant liabilities	(1)	47
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	4,761	(7,989)
Inventory	332	1,935
Other receivables - related party	(358)	(138)
Prepaid expenses and other current assets	56	2,376
Other assets	(339)	265
Accounts payable and accrued expenses	45,937	1,251
Income taxes payable	5,062	20
Lease liabilities	(550)	(589)
Other long-term liabilities	887	590
Net cash provided by (used in) operating activities	203,851	(19,563)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	1,165
Net cash provided by investing activities	—	1,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Financing Activities:
Proceeds from issuance of common stock for at-the-market offering, net	$—	$1,009
Proceeds from issuance of common stock under ESPP	—	99
Exercise of warrants for cash	1,218	17
Proceeds from partner companies' ESPP	148	—
Partner company’s dividends declared and paid	—	(166)
Exchange of partner company preferred shares	(165)	(150)
Redemption of partner company preferred shares	(14,170)	—
Proceeds from partner companies' equity offerings and warrant exercises, net	—	45,218
Proceeds from partner companies' at-the-market offering, net	—	6,740
Proceeds from exercise of partner company's options, net	72	—
Repayment of Oaktree Note and debt issuance costs	(14,494)	—
Repayment of partner company installment payments - licenses	—	(625)
Net cash provided by (used in) financing activities	(27,391)	52,142
Net increase in cash and cash equivalents and restricted cash	176,460	33,744
Cash and cash equivalents and restricted cash at beginning of period	80,601	58,815
Cash and cash equivalents and restricted cash at end of period	$257,061	$92,559

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,759	$3,324

Supplemental disclosure of non-cash financing and investing activities:
Unpaid partner company’s offering cost	$—	$235

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

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Journey Medical Corporation (Nasdaq: DERM, “Journey”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTC: ATXI, “Avenue”), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), LemmaTx, Inc. (“LemmaTx”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”). Checkpoint Therapeutics, Inc. (“Checkpoint”), previously a partner company, was acquired by Sun Pharma in May 2025. Baergic Bio, Inc. (“Baergic”), previously a subsidiary of Avenue, was acquired by Axsome in November 2025.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur losses from operations for the next several years as it continues to develop and commercialize its existing and new product candidates. The Company is also required to comply with the financial covenants in its loan agreements as described in Note 9. Current cash and cash equivalents as of March 31, 2026 of $209.9 million for Fortress and private subsidiaries primarily funded by Fortress (“Parent Entity”) are considered sufficient to fund the Parent Entity’s operations for at least 12 months following the date of filing of this Quarterly Report on Form 10-Q. However, the Company may need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year for each of Avenue, Mustang and Journey. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”), from which the Company derived the balance sheet data at December 31, 2025, as well as Mustang’s Form 10-K, filed with the SEC on March 19, 2026, Avenue’s Form 10-K, filed with the SEC on March 30, 2026, and Journey’s Form 10-K, filed with the SEC on March 26, 2026.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company’s significant estimates include, but are not limited to provisions for coupons, chargebacks, wholesaler fees, specialty pharmacy discounts, managed care rebates, product returns, inventory realization, valuation of intangible assets, useful lives assigned to long-lived assets and amortizable intangible assets, fair value of equity investments, stock options and warrants, stock-based compensation, common stock issued to acquire licenses, accrued expenses and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of March 31, 2026 and December 31, 2025, the Company had $1.2 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows as of the dates presented:

	March 31,
	2026	2025
Cash and cash equivalents	$255,841	$91,339
Restricted cash	1,220	1,220
Total cash and cash equivalents and restricted cash	$257,061	$92,559

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2025 Form 10-K.

Recently Issued Accounting Pronouncements

As of March 31, 2026, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2025 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

3. Asset Purchase and Merger Agreements

Cyprium Agreement with Sentynl

Cyprium is party to a development and asset purchase agreement with Sentynl, pursuant to which Sentynl assumed control of the development and commercialization of CUTX-101 (now marketed as ZYCUBO) in December 2023. In connection with such assumption by Sentynl, Cyprium received a $4.5 million payment and was no longer responsible for development activities. Cyprium is eligible to receive up to $128 million in aggregate sales-based milestone payments, as well as tiered royalties on net sales ranging from 3% to 12.5%.

Royalty revenue is recognized as the underlying sales occur in accordance with the sales- or usage-based royalty exception under ASC 606. For the three months ended March 31, 2026, Cyprium recognized $0.1 million in royalty revenue related to net sales of ZYCUBO.

In January 2026, the U.S. Food and Drug Administration (“FDA”) approved ZYCUBO for the treatment of Menkes disease in pediatric patients. In connection with the approval, a Rare Pediatric Disease priority review voucher (“PRV”) was issued and transferred to Cyprium.

In February 2026, Cyprium entered into an asset purchase agreement to sell the PRV (the “PRV APA”) for gross proceeds of $205 million. The transaction closed on March 30, 2026. In connection with the closing of the PRV sale, Cyprium is obligated to remit 20% of the gross proceeds, or $41 million, to the Eunice Kennedy Shriver National Institute of Child Health and Human Development (“NIH”) and 2.5% of gross proceeds, or $5.1 million, to a third-party pursuant to an agreement. These amounts are included in accrued expenses at March 31, 2026 (see Note 10). In addition, Cyprium is obligated to pay the third-party 4.0% of all royalty and milestone payments received in excess of an aggregate of $25.0 million, inclusive of certain specified prior payments.

In connection with the closing of the PRV sale, Cyprium’s preferred stock was automatically redeemed in accordance with its terms (see Note 15).

Checkpoint Transaction

In March 2025, the Company’s then-subsidiary Checkpoint entered into a merger agreement with Sun Pharma. The merger transaction under such agreement closed on May 30, 2025, resulting in the deconsolidation of Checkpoint. The Company received total cash proceeds of $28.0 million and recognized a gain on deconsolidation of $27.1 million after derecognizing Checkpoint’s net liabilities and noncontrolling interests. The Company determined that the transaction did not represent a strategic shift and therefore was not accounted for as a discontinued operation.

Pursuant to the merger, former Checkpoint shareholders received $4.10 in cash and one non-tradable contingent value right (“CVR”) per share. The CVRs entitle holders to contingent cash payments of up to $0.70 upon the achievement of specified regulatory milestones related to cosibelimab approval in certain European markets within defined time periods.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounted for the CVR as variable consideration that is constrained until the underlying milestones are achieved. As of March 31, 2026, no milestones have been met and no amounts have been recognized.

In connection with the transaction, Fortress is entitled to receive royalties equal to 2.5% of worldwide net sales of certain products under a royalty agreement with Sun Pharma. No royalty revenue was recognized during the three months ended March 31, 2026.

The Company also entered into a transition services agreement with Checkpoint, which ended in September 2025.

Urica Agreement with Crystalys Therapeutics, Inc. (“Crystalys”)

In July 2024, Urica entered into an asset purchase agreement and related agreements with Crystalys, pursuant to which Urica sold the rights to its dotinurad program and related intellectual property. In consideration, Urica received equity representing approximately 35% of Crystalys’ outstanding shares, subject to anti-dilution protections, with a minimum ownership of 15% until certain financing thresholds are met. Anti-dilution shares valued at $1.0 million were received in the three months ended March 31, 2026 (see Note 6). At March 31, 2026, Urica held approximately 15% of Crystalys’ fully diluted equity. The investment is accounted for under the equity method, for which the Company elected the fair value option.

The Company has the right to appoint a director to Crystalys’ board of directors. Urica is also entitled to a 3% secured royalty on future net sales of dotinurad; such royalties are considered variable consideration and are constrained, and no revenue has been recognized.

The agreements included a repurchase option allowing Urica to reacquire the assets for up to $6.4 million plus accrued interest. Prior to the expiration of this repurchase option, amounts received were recorded as a liability and accreted to the repurchase price, with accretion recognized as interest expense. For the quarter ended March 31, 2025, accretion of $0.7 million was included in interest expense and financing fees in the condensed consolidated statement of operations. In September 2025, upon the closing of Crystalys’ Series A financing, the repurchase option expired and the Company reversed the related $2.6 million liability, recognizing the amount as other income for the year ended December 31, 2025.

Avenue

Under a share repurchase agreement between Avenue and InvaGen Pharmaceuticals, Inc. (“InvaGen”) under which Avenue repurchased all of InvaGen’s shares in Avenue, Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the net proceeds of future financings, up to $4.0 million, which Avenue accounts for as a derivative. Due to the uncertainty related to future financings, the estimated fair value of the derivative is not material. Avenue recognizes changes in fair value within general and administrative expenses in the statement of operations. In connection with equity financings, in the three months ended March 31, 2025, Avenue made payments totaling $0.2 million to InvaGen. No such payments were owed or made for the quarter ended March 31, 2026. Approximately $1.4 million in aggregate has been paid by Avenue to InvaGen under the share repurchase agreement through March 31, 2026.

4. Inventory

	March 31,	December 31,
($ in thousands)	2026	2025
Finished goods	$6,830	$7,389
Work-in-process	584	174
Raw materials	4,258	3,057
Inventory at cost	11,672	10,620
Inventory reserve	(2,380)	(996)
Total inventories	$9,292	$9,624

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5. Property and Equipment

	Useful Life	March 31,	December 31,
($ in thousands)	(Years)	2026	2025
Computer equipment	3	$595	$595
Furniture and fixtures	5	392	1,017
Leasehold improvements	15	5,470	5,470
Buildings	40	581	581
Total property and equipment		7,038	7,663
Impairment - Leasehold Improvements		(2,176)	(2,176)
Less: Accumulated depreciation		(2,436)	(2,968)
Property and equipment, net		$2,426	$2,519

Fortress' depreciation expense for the three months ended March 31, 2026 and 2025 was approximately $0.1 million and $0.1 million, respectively. Fortress’ depreciation expense is recorded in both research and development expense and selling, general and administrative expense in the condensed consolidated statement of operations.

6. Fair Value Measurements

Urica’s Equity Investment in Crystalys

Urica values its equity investment in Crystalys using a valuation technique based on significant unobservable inputs (Level 3 in the fair value hierarchy), including an option pricing model backsolve method. As of March 31, 2026, there were no changes in valuation methodology or significant assumptions from those used at December 31, 2025.

During the three months ended March 31, 2026, Urica received approximately 2.3 million additional shares in Crystalys pursuant to anti-dilution provisions, resulting in a $1.0 million increase in the carrying value of the investment. As of March 31, 2026, the total fair value of the Crystalys investment was $16.1 million. No impairments or other adjustments to fair value were recorded during the period. There are significant judgments and estimates inherent in the determination of the fair value, such as those regarding the selection of comparable companies used in estimating volatility, and the probability of possible future events. Such estimates involve inherent uncertainties and the application of significant judgment. Changes in judgements could have a material impact on our results of operations.

Fair Value of Aevitas

The Company valued its retained investment in Aevitas, which is accounted for as an equity method investment for which the Company elected the fair value option, and estimated the fair value using level 3 inputs to be $2.6 million. The Company has not recognized any gains, losses, or impairments on the investment in 2026, 2025, or on a cumulative basis.

Common Stock Warrant Liabilities

Warrant
($ in thousands)	liabilities
Balance at December 31, 2024	$214
Change in fair value of common stock warrants - Avenue	(15)
Change in fair value of common stock warrants - Checkpoint	108
Deconsolidation of Checkpoint	(306)
Balance at December 31, 2025	1
Change in fair value of common stock warrants - Avenue	(1)
Balance at March 31, 2026	$—

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

Avenue has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. Avenue’s outstanding warrants to purchase common stock were originally issued in October 2022 (the “October 2022 Warrants”). The October 2022 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. In connection with the Avenue January 2023 registered direct offering in January 2023, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $116.25, which was the offering price for the Avenue registered direct offering in January 2023. The Black-Scholes model was used to value the October 2022 Warrants and at March 31, 2026 and December 31, 2025 the liability associated with the October 2022 Warrants was nil and $1,000, respectively.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Avenue warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	March 31,	December 31,
	2026	2025
Stock price	$ 0.29	$ 0.68
Risk-free interest rate	3.73%	3.75%
Expected dividend yield	—	—
Expected term in years	1.5	1.8
Expected volatility	187%	151%

Partner Company Derivative Liability

The partner company derivative liability associated with Cyprium’s 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”) increased in fair value by $7.1 million during the three months ended March 31, 2026. The increase in fair value was due to the settlement of the derivative in connection with the redemption of the Cyprium PPS (Level 1) and the liability was extinguished in connection with the redemption of the PPS (see Note 15).

As of March 31, 2026, no transfers occurred between Level 1, Level 2, and Level 3 instruments.

7. Intangible Assets, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of the Journey intangible assets for the periods presented:

	Estimated Useful	March 31,	December 31,
($ in thousands)	Lives (Years)	2026	2025
Intangible assets – product licenses	3 to 15	$52,925	$52,925
Accumulated amortization		(23,303)	(22,177)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$26,479	$27,605

For the three months ended March 31, 2026 and 2025, Journey’s amortization expense related to its product licenses was $1.1 million and $1.1 million, respectively.

In December 2025, Journey received FDA approval for the anti-itch product acquired in 2020. Prior to FDA approval, the anti-itch product had been presented as an intangible asset not yet placed in service totaling $3.9 million. Journey began amortizing the anti-itch intangible asset in January 2026.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The future amortization of intangible assets is as follows:

Total
For the years ended: ($ in thousands)	Amortization
Remainder of 2026	$2,906
2027	3,338
2028	3,159
2029	3,159
2030	3,159
Thereafter	10,758
Total	$26,479

8. License Agreements

Avenue

License for clenbuterol (“ATX-04”)

In February 2026, Avenue entered into a license agreement with Duke University (“Duke”), pursuant to which Avenue obtained an exclusive worldwide license (the "ATX-04 License") from Duke to certain patents and know-how pertaining to ATX-04, a selective β2-adrenergic agonist for Pompe disease, for the treatment of lysosomal storage diseases.

Under the ATX-04 License, Avenue made an upfront payment to Duke and has an obligation to make development, regulatory, and commercial milestone payments upon the achievement of certain milestones. In addition, Avenue is obligated to pay a tiered low single-digit royalty on future net sales of ATX-04.

Beginning with calendar year 2028 and until first regulatory approval, Avenue is obligated to make minimum annual royalty payments. In the event the ATX-04 License is terminated, minimum royalty obligations will cease, and Avenue will only be responsible for amounts due up to the termination date.

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility and have no alternate use. For the three months ended March 31, 2026, there was a nominal amount of expense recognized by Avenue for the ATX-04 License.

AnnJi Pharmaceutical Co. Ltd. (“AnnJi”) License Termination

In April 2025, Avenue and AnnJi entered into a License Termination and Program Transfer Agreement, pursuant to which the prior license agreement for AJ201 was terminated, the parties dismissed all pending dispute resolution proceedings and provided mutual releases of claims, and Avenue transferred all rights to the program back to AnnJi. Avenue also agreed to a 48-month non-compete in specified territories.

In connection with the termination, Avenue repurchased shares previously issued to AnnJi for nominal consideration and paid $0.2 million for legal expense reimbursement, which was accounted for as consideration payable to a customer and reduced revenue recognized.

AnnJi agreed to pay Avenue $1.6 million (net of withholding taxes), which was recognized as revenue upon transfer of the underlying rights during the quarter ending June 30, 2025.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue is also eligible to receive (i) up to $5.0 million in development and regulatory milestones, (ii) up to $17.0 million in commercial milestones, (iii) royalties of 1.75% on net sales of AJ201, subject to reduction in certain circumstances, and (iv) a share of sublicensing income, subject to specified caps and minimums. These amounts represent variable consideration and are constrained until the achievement of the specified milestones.

Journey

Journey holds global rights to Emrosi™ (Minocycline Hydrochloride Modified Release Capsules, 40 mg) pursuant to a license agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”), under which Journey has made upfront and milestone payments, including $15.0 million upon FDA approval in November 2024, at which time the licensed assets were assigned to Journey. Journey may be required to make additional regulatory and commercial milestone payments of up to $150.0 million and pays royalties ranging from 10% to 14% on net sales, subject to reduction in certain circumstances.

In 2022, Journey acquired Amzeeq® and Zilxi® from Vyne Therapeutics, Inc., including contingent sales-based milestone payments of up to $450.0 million. As part of the transaction, Journey assumed a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”), under which Cutia has rights to commercialize the products in Greater China and Journey supplies finished product and earns low single-digit royalties on net sales.

In August 2025, Journey commenced commercial supply of product to Cutia and recognized $40,000 of other revenue for the three months ended March 31, 2026 related to product sales.

9. Debt and Interest

Debt

Total debt consists of the following:

	March 31, 2026			December 31, 2025
	Fortress	Journey	Total	Fortress	Journey	Total
($ in thousands)	2024 Oaktree Note	SWK Term Loan	Notes Payable	2024 Oaktree Note	SWK Term Loan	Notes Payable
Notes payable, short-term	$—	$2,500	$2,500	$—	$—	$—
Notes payable, long-term	15,000	22,500	37,500	29,494	25,000	54,494
Total Notes Payable	15,000	25,000	40,000	29,494	25,000	54,494
Plus: Yield Protection Premium/Exit fee	150	1,250	1,400	295	1,250	1,545
Less: Debt discount	(1,145)	(877)	(2,022)	(2,649)	(973)	(3,622)
Total Notes Payable, net	$14,005	$25,373	$39,378	$27,140	$25,277	$52,417

As of March 31, 2026, the carrying value of the notes payable approximates their fair value as the interest rates are variable and approximate the market rates for loans with similar terms and risk characteristics.

2024 Oaktree Note

In July 2024, the Company entered into a $50.0 million senior secured credit agreement (the “2024 Oaktree Agreement”), as amended (the “New Oaktree Agreement”). The Company borrowed $35.0 million at closing and may draw up to an additional $15.0 million, subject to lender approval. The loans bear interest at a rate equal to the three-month SOFR plus 7.625% (subject to a 2.50% floor and 5.75% cap), have an interest-only period through maturity, and mature on June 30, 2028. At March 31, 2026, the interest rate applicable to the 2024 Oaktree Note was 11.3%. The Company is required to make quarterly interest-only payments until the maturity date, except 12.5% of the then-outstanding principal balance of the loans is due on September 30, 2027, 12.5% of the principal balance of the loans is due on December 31, 2027, 37.5% of the principal balance of the loans is due on March 31, 2028, with the remaining principal amount due on the maturity date.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The New Oaktree Agreement contained customary affirmative and negative covenants and financial covenants, including minimum liquidity, minimum net sales, capital raise requirements, and minimum ownership thresholds, each subject to specified thresholds and conditions. The Company’s obligations are secured by substantially all of its assets.

In February 2026, the Company entered into the Second Amendment to the New Oaktree Agreement, which modified certain financial covenants. Upon the occurrence of a Cyprium monetization event related to the sale of the PRV and if the outstanding principal balance is less than or equal to $15.0 million, the minimum liquidity requirement is reduced to $2.0 million and the minimum net sales, capital raise, and minimum ownership of Journey covenants are eliminated. These covenants are no longer applicable if the outstanding principal balance is less than or equal to $10.0 million.

The Second Amendment also required the Company to apply proceeds from a Cyprium monetization event to repay amounts advanced to Cyprium and to make a mandatory prepayment of $10.0 million, plus accrued interest and applicable fees, under the credit agreement.

During the three months ended March 31, 2026, the Company made aggregate prepayments on the loan, including the required monetization-related prepayment, reducing the outstanding principal balance to $15.0 million. As a result, the minimum liquidity requirement was reduced to $2.0 million, and the minimum net sales, capital raise, and minimum stake in Journey covenants are no longer applicable.

The Company was in compliance with all applicable financial covenants under the New Oaktree Agreement as of March 31, 2026.

SWK Term Loan

In December 2023, Journey entered into a Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”). The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date of the facility, Journey drew $15.0 million. In June 2024, Journey drew the remaining $5.0 million under the Credit Facility. In July 2024, Journey entered into an amendment (the “First Amendment”) to the Credit Agreement with SWK. The First Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the First Amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to Journey receiving approval on or before June 30, 2025. Journey received FDA approval for Emrosi in November 2024 and drew on the remaining $5.0 million.

Term loans under the Credit Facility (“SWK Term Loans”) accrue interest, which is payable quarterly in arrears, and bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly.

In September 2025, Journey entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, extends the maturity date of Journey’s existing Credit Facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the Credit Agreement, by lowering the applicable revenue threshold, measured based on the twelve months ended December 31, 2025, from $70.0 million to $60.0 million. Journey satisfied the $60.0 million Revenue-Based Payment provision as of December 31, 2025. Accordingly, the interest-only period under the Credit Facility was extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026. Thereafter, Journey will make quarterly principal payments equal to $2.5 million per quarter, or 10.0%, of the outstanding principal amount of the funded SWK Term Loans, with any remaining principal balance due on the maturity date.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Journey may at any time prepay the outstanding principal balance of the SWK Term Loans in whole or in part. Upon repayment in full of the SWK Term Loans, Journey will pay an exit fee equal to 5% of the original principal amount of the SWK Term Loans. Additionally, Journey paid an origination fee of $0.2 million on the closing date of the Credit Facility and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. Journey is accreting the carrying value of the SWK Term Loans to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the SWK Term Loans as of March 31, 2026 was 14.1%.

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of March 31, 2026, Journey was in compliance with the financial covenants under the Credit Facility.

Interest Expense

Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan. The following table shows the components of interest expense for all debt arrangements during the periods presented:

	Three Months Ended March 31,
	2026			2025
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree Note	$833	$1,506	$2,339	$1,046	193	1,239
Partner company notes payable	797	95	892	789	102	891
Partner company contingent call option accretion[1]	—	—	—	677	—	677
Other	137	—	137	(2)	—	(2)
Total Interest Expense and Financing Fee	$1,767	$1,601	$3,368	$2,510	$295	$2,805

Note 1: Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3), which expired in 2025.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2026	2025
Accounts payable	$14,139	$14,238
Accrued expenses:
Professional fees[1]	6,971	1,055
Salaries, bonus and related benefits	7,381	7,880
Research and development	355	277
Accrued royalties payable	1,863	1,805
Accrued coupons and rebates	14,770	16,547
Return reserve	2,508	2,177
Cyprium payment owed to NIH[2]	41,000	—
Other[3]	3,999	3,146
Total accounts payable and accrued expenses	$92,986	$47,125

Note 1:

On March 30, 2026, Cyprium closed a sale of its PRV (the “PRV APA”) for gross proceeds of $205 million. Cyprium is obligated to pay 2.5% of the PRV APA proceeds, or $5.1 million, to a third-party pursuant to an agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2:

Cyprium is obligated to pay 20% of the PRV APA proceeds, or $41 million, to the Eunice Kennedy Shriver National Institute of Child Health and Human Development, an institute of the National Institutes of Health (“NIH”).

Note 3:

Includes approximately $1.3 million of accrued consideration for Mustang, including approximately $50,000 of accrued interest, related to Mustang’s obligation to repurchase assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) in 2024. The asset repurchase consisted of purchase consideration of an upfront payment of $0.1 million, and a deferred amount of approximately $1.3 million due twelve months after closing; however, Mustang can elect to delay its payment obligation for the deferred amount for additional six-month periods, upon written notice to uBriGene, if Mustang’s net assets are below $20 million. Additionally, beginning in June 2025, the deferred amount began accruing interest at a rate of 5% per annum. In December 2025, Mustang’s net assets were below $20 million, and it elected to delay the payment.

11. Non-Controlling Interests

The Company’s ownership interests in its consolidated subsidiaries at March 31, 2026 was similar to December 31, 2025, with the exception of increases at the public subsidiaries that pay a Payment-in-Kind (“PIK”) dividend to Fortress (see Note 15): Avenue increased 3.1%, and Mustang increased 4.0%. Cyprium increased 6.5% due to the conversion of a portion of the intercompany note payable balance into equity during the quarter ended March 31, 2026 (see Note 15).

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

For the three months ended March 31, 2026 and 2025, the effect on the net income (loss) per share calculation from Series A Preferred dividends (paid and cumulated but undeclared) (see Note 13) was $2.0 million and $2.0 million, respectively, and partner company preferred and deemed dividends were nil and $0.1 million, respectively.

The following potentially dilutive securities were excluded from the computation of net income (loss) per common share for the periods presented because their effect would have been anti-dilutive:

	March 31,
	2026	2025
Warrants to purchase Common Stock	8,280,725	14,396,201
Options to purchase Common Stock	—	18,896
Unvested Restricted Stock and deferred Restricted Stock	638,659	3,093,923
Unvested Restricted Stock units and deferred Restricted Stock units	1,506,455	2,436,705
Total	10,425,839	19,945,725

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2026	2025
Net income (loss) attributable to common stockholders	$108,365	$(12,715)
Weighted average common shares outstanding - basic	31,540,595	26,450,218
Dilutive effect of potential common shares	6,872,121	—
Weighted average common shares outstanding - diluted	38,412,716	26,450,218

Net income (loss) per common share attributable to common stockholders - basic	$3.44	$(0.48)
Net income (loss) per common share attributable to common stockholders - diluted	$2.82	$(0.48)

13. Stockholders’ Equity

9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividends

In July 2024, Fortress announced that the Company’s Board of Directors had paused the monthly dividend of $0.1953125 per share of the Company’s 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”). In accordance with the terms of the Series A Preferred Stock, dividends on the Series A Preferred Stock will continue to accrue and cumulate until such dividends are authorized or declared. The Board intends to revisit its decision regarding the monthly dividend regularly and will assess the profitability and cash flow of the Company to determine whether and when the pause should be lifted.

During the three months ended March 31, 2026, no dividends were declared by the Board of Directors. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets but are reflected in the net income (loss) attributable to common stockholders (see Note 12). As of March 31, 2026, the Company has total undeclared dividends of approximately $14.0 million, including the cumulated (but undeclared) dividends due to Series A Preferred shareholders for the three months ended March 31, 2026 and 2025 of $2.0 million and $2.0 million, respectively.

Stock-based Compensation

As of March 31, 2026, the Company had the following equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). As of March 31, 2026, approximately 7.3 million shares are available for issuance under the 2013 Plan, and approximately 0.9 million shares are available for issuance under the ESPP.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the stock-based compensation expense from employee stock purchase programs and restricted Common Stock awards and warrants for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Fortress:
Employee and non-employee awards	$543	$2,607
Executive awards	133	180

Partner Companies:
Avenue	61	185
Checkpoint	—	1,956
Mustang	22	38
Journey	989	1,323
Other	8	—
Total stock-based compensation expense	$1,756	$6,289

	Three Months Ended March 31,
($ in thousands)	2026	2025
Research and development	$23	$1,342
Selling, general and administrative	1,733	4,946
Total stock-based compensation expense	$1,756	$6,289

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries and partner companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2025	3,841,748	$3.62
Restricted stock granted	1,087,458	3.22
Restricted stock vested	(37,037)	17.55
Restricted stock units vested	(129,409)	22.45
Unvested balance at March 31, 2026	4,762,760	$2.91

As of March 31, 2026 and 2025, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $8.8 million and $8.3 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 5.0 years and 2.1 years, respectively.

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

During the three months ended March 31, 2026 and 2025, the Compensation Committee granted 475,424 shares and 454,163 shares, respectively, to each of Dr. Rosenwald and Mr. Weiss under the Company’s Long-Term Incentive Plan (“LTIP”). Each grant represented approximately 1% of the Company’s total outstanding shares as of the respective grant dates.

The restricted shares vest upon the earlier of: (i) (A) the Company achieving a specified increase in market capitalization from the grant date and (B) the participant’s continued service through, or involuntary termination prior to, July 16, 2035 (for the 2026 grant) or July 16, 2025 (for the 2025 grant); or (ii) a change in control of the Company, provided the participant remains in service through the date of such transaction.

Unvested shares are subject to repurchase by the Company at a nominal price for a period of 90 days following the earlier of (i) the applicable service date described above or (ii) the participant’s voluntary termination of service.

The grant date fair value of these awards was approximately $1.5 million for the 2026 grants and $0.9 million for the 2025 grants. For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense related to LTIP grants of approximately $12,000 and $2.5 million, respectively, in its unaudited condensed consolidated statements of operations.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress subsidiaries and partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2025	13,431,502	$2.21	$—	3.55
Exercised	(694,296)	1.74	—	—
Outstanding as of March 31, 2026	12,737,206	$2.24	$9,227,711	3.30

During the three months ended March 31, 2026, 694,296 warrants were exercised for gross proceeds of $1.2 million. As of March 31, 2026, Fortress had no unrecognized stock-based compensation expense related to warrants.

Capital Raises

2024 Shelf

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of March 31, 2026, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company will regain eligibility to use the 2024 Shelf on the date it files its next Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

Because the Company is not currently eligible to use Form S-3 due to the failure to pay dividends on the Series A Preferred Stock, on April 1, 2025 the Company filed a post-effective amendment to certain prior Form S-3 registration statements to continue the registration of certain previously issued warrants. This post-effective amendment was declared effective by the SEC on April 2, 2025.

At the Market Offering

During the three months ended March 31, 2026, the Company did not issue any shares under the Company’s at-the-market offering program. During the three months ended March 31, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 for net proceeds of $1.0 million under the Company’s at-the-market offering program. The at-the-market offering program is currently suspended as a result of the Company’s current ineligibility to use Form S-3 registration statements.

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

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2025 warrant exercises noted above. Accordingly, Checkpoint issued 18,500 shares of common stock to Fortress in the three months ended March 31, 2025.

Avenue At the Market Offering

In May 2024, Avenue entered into an At-the-Market Offering Agreement (the “Avenue ATM”) under which Avenue was able to offer and sell, from time to time at its sole discretion, up to $3.9 million of shares of its common stock. The offers and sales of the shares were made pursuant to Avenue’s Form S-3 registration statement declared effective in 2021, and the related prospectus supplement dated May 10, 2024. During the three months ended March 31, 2025, Avenue issued 0.9 million shares through the Avenue ATM for net proceeds of $2.1 million. Avenue is no longer able to utilize the Avenue ATM as a result of the delisting of its stock from trading on the Nasdaq effective July 18, 2025.

Pursuant to the Company’s Founders Agreement with Avenue, Avenue issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, Avenue issued 23,474 shares of common stock to Fortress for the three months ended March 31, 2025.

Mustang 2024 Shelf Registration Statement and At-the-Market Offering (the “Mustang ATM”)

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of March 31, 2026, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the three months ended March 31, 2026, Mustang did not issue any shares in connection with its ATM agreement. For the three months ended March 31, 2025, Mustang issued approximately 54,000 shares through the Mustang ATM for net proceeds of approximately $0.6 million.

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

Pursuant to the Company’s Founders Agreement with Mustang, Mustang issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the equity offering and ATM sales noted above. Accordingly, Mustang issued 67,806 shares of common stock to Fortress for the three months ended March 31, 2025.

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

In August 2025, Journey executed a new At Market Issuance Sales Agreement (the “Journey 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC (each, an “Agent” and together, the “Agents”) replacing the previous December 30, 2022 At Market Issuance Sales Agreement with B. Riley. In accordance with the terms of the Journey 2025 ATM Sales Agreement, Journey may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal.

On January 15, 2026, Journey filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “Journey 2026 S-3”), which was declared effective by the SEC on January 21, 2026. This shelf registration statement covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of its common stock, preferred stock, debt securities, warrants, and units. The Journey 2026 S-3 replaces the Journey 2022 S-3. Sales under the Journey 2025 Sales Agreement since the effective date are made under the Journey 2026 S-3.

During the three months ended March 31, 2026, Journey did not issue any shares in connection with its ATM agreement. For the three months ended March 31, 2025, Journey issued approximately 0.8 million shares under the Journey 2025 ATM Sales Agreement for gross proceeds of approximately $4.1 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

14. Commitments and Contingencies

Leases

New York, NY Sublease - Fortress

On February 10, 2026, the Company entered into a sublease agreement with a third party to sublease all of its leased office space in New York, NY, consisting of approximately 23,000 square feet, under its existing lease with Sage Realty Corporation (the “Landlord”). The Company obtained the Landlord’s consent to the sublease, and the sublease commenced on March 15, 2026. The sublease expires on August 31, 2031.

Pursuant to the sublease agreement, the Company expects to receive approximately $11.9 million in aggregate base rent payments over the term of the sublease. The Company remains primarily liable for the obligations under the original lease.

For the three months ended March 31, 2026, the Company continued to recognize lease expense under the original lease agreement and recognized sublease income from the sublease commencement date of March 15, 2026. Sublease income is recognized on a straight-line basis over the sublease term. The Company has elected to present sublease income as a reduction of lease expense within the condensed consolidated statement of operations.

Lease Termination – Mustang

In February 2025, Mustang concurrently exited the lease of its manufacturing facility in Worcester, Massachusetts, relocating its corporate headquarters to 95 Sawyer Road, Waltham, Massachusetts, and divested certain fixed assets including furniture and equipment to AbbVie Bioresearch Center, Inc. for $1.0 million. In connection with the lease termination, Mustang recorded a net gain on lease termination of $0.4 million recorded in research and development expenses on the condensed consolidated statement of operations.

During the three months ended March 31, 2026 and 2025, the Company recorded the following as lease costs for the periods presented:

	Three Months Ended March 31,

($ in thousands)	2026	2025
Lease Cost
Operating lease cost	$714	$748
Shared lease costs	(535)	(533)
Variable lease cost	75	189
Sublease income	(91)	—
Total lease expense	$163	$404

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Operating cash flows from operating leases	$(782)	$(852)
Weighted-average remaining lease term – operating leases (years)	3.2	3.7
Weighted-average discount rate – operating leases	6.2%	6.1%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Future Lease
($ in thousands)	Liability
Nine months ended December 31, 2026	2,267
Year ended December 31, 2027	3,125
Year ended December 31, 2028	3,220
Year ended December 31, 2029	3,054
Year ended December 31, 2030	3,056
Other	2,058
Total operating lease liabilities	16,780
Less: present value discount	(2,531)
Net operating lease liabilities, short-term and long-term	$14,249

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

15. Related Party Transactions

Founders Agreement

The Company has entered into Founders Agreements and, in some cases, exchange agreements with certain of its subsidiaries and partner companies as described in the 2025 Form 10-K. The following table summarizes, by partner company/subsidiary, the effective date of the Founders Agreements and Payment-in-Kind (“PIK”) dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, exchange agreements, and the subsidiaries' or partner companies’ certificates of incorporation:

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Partner Company/Subsidiary	Effective Date [1]	capitalization	Issued
Avenue	February 17, 2015	2.5%	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Checkpoint	March 17, 2015	—%[2]	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Helocyte	March 20, 2015	2.5%	Common Stock
LemmaTx	February 11, 2026 [3]	2.5%	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
Oncogenuity	April 22, 2020 [3]	2.5%	Common Stock
Urica	November 7, 2017 [3]	2.5%	Common Stock

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

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies/subsidiaries as described in the 2025 Form 10-K. The following table summarizes the effective date of each MSA and the annual consulting fee payable by the partner company/subsidiary to the Company in quarterly installments:

Partner Company/Subsidiary	Effective Date	Annual MSA Fee (Income)/Expense
Avenue	February 17, 2015	$500
Cellvation	October 31, 2016	500
Checkpoint[1]	March 17, 2015	—
Cyprium	March 13, 2017	500
Helocyte	March 20, 2015	500
LemmaTx[2]	February 11, 2026	442
Mustang	March 13, 2015	500
Oncogenuity	February 10, 2017	500
Urica	November 7, 2017	500
Fortress		(3,942)
Consolidated (Income)/Expense		$—

Note 1:Checkpoint was acquired by Sun Pharma in May 2025 (see Note 3).

Note 2:Lemma’s MSA fee for the year ended December 31, 2026 is pro-rated for its 2026 effective date of its MSA.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Shared Services Agreement with TG Therapeutics, Inc. (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the agreement, TGTX reimbursed the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX-related projects. In connection with the shared services agreement, for the three months ended March 31, 2025, the Company invoiced TGTX $0.1 million related to this arrangement. There was no amount invoiced to TGTX under this arrangement for the three months ended March 31, 2026.

Desk Share Agreement with TGTX

The Desk Share Agreement between the Company and TGTX, as amended, required TGTX to pay 65% of the average annual rent for the Company’s New York, NY office space. In connection with the Company’s Desk Share Agreement with TGTX for the New York, NY office space, for the three months ended March 31, 2025, the Company had paid $0.7 million in rent, and invoiced TGTX approximately $0.5 million for their prorated share of the rent base.

On March 15, 2026, the Company and TGTX entered into an amendment to the Desk Share Agreement agreeing to an equal allocation of the costs associated with the New York, NY lease during the term of the sublease (see Note 14) to the extent the costs are not reimbursed or otherwise paid by the subtenant under the sublease agreement. In connection with the amended desk share agreement, for the three months ended March 31, 2026, the Company recognized $0.7 million in lease costs, recorded in selling, general and administrative expense in the condensed consolidated statement of operations, and $0.7 million in capitalized sublease costs, recorded to other assets on the Company’s condensed consolidated balance sheet. The Company invoiced TGTX approximately $0.8 million for its proportionate share of these lease costs. At March 31, 2026, there was $0.5 million due from TGTX related to the amended desk share agreement, recorded to other receivables – related party on the Company’s condensed consolidated balance sheet at March 31, 2026.

Cyprium Debt Conversion Agreement and Promissory Note Payoff

On January 26, 2026, the Company entered into a Debt Conversion Agreement with Cyprium, whereby the Company agreed to convert $5.0 million of a total of $11.7 million owed by Cyprium under a promissory note, as amended, into approximately 2.5 million newly issued common shares of Cyprium. In March 2026, subsequent to the closing of the PRV sale (see Note 3), Cyprium made payments to the Company of the outstanding balances under the intercompany note, including accrued interest, and accrued expenses owed to the Company.

Board Services Agreement

In December 2016, Checkpoint entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement with Checkpoint to Hawkins BioVentures, LLC, also owned by Michael Weiss. For the three months ended March 31, 2025, Checkpoint recognized $32,000 in expense related to the advisory agreement, including $17,000 in expenses related to annual equity incentive grants. As Checkpoint was deconsolidated in May 2025 (see Note 3) there was no comparative expense in the three months ended March 31, 2026.

In January 2017, Mustang entered into an advisory agreement effective January 1, 2017 with Caribe to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended March 31, 2026 and 2025, Mustang recognized approximately $15,000 and $15,000, respectively, in expenses related to the advisory agreement.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Shared Services Agreement with Journey

On November 12, 2021, Journey and the Company entered into an arrangement to share the cost of certain employees. The Company’s Executive Chairman and Chief Executive Officer is also the Executive Chairman of Journey. Under the terms of the arrangement, Journey reimburses the Company for the salary and benefit costs associated with these employees based upon actual hours worked on Journey-related projects following the completion of its initial public offering in November 2021. In addition, Journey reimburses the Company for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of Journey.

For the three months ended March 31, 2026 and 2025, the Company’s employees have provided services to Journey totaling approximately $13,000 and $12,000, respectively. At March 31, 2026, the Company’s total related party receivable due from Journey was $0.5 million, and primarily relates to reimbursable expenses incurred by Fortress on behalf of Journey.

Cyprium 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock Dividend Obligation

Pursuant to a private placement in August 2020, Cyprium sold 320,000 shares of Cyprium PPS. The Cyprium PPS was fully and unconditionally guaranteed by Fortress.

Pursuant to the terms of the Cyprium PPS, holders of record were entitled to receive a monthly cash dividend of $0.19531 per share, or $2.34375 per share on an annual basis. The Cyprium PPS was required to be redeemed in cash upon the first bona fide, arm’s-length sale of a Priority Review Voucher (a “PPS PRV Sale”) issued by the FDA in connection with the approval of CUTX-101. Upon a PPS PRV Sale, each share of Cyprium PPS would automatically be redeemed for an amount equal to twice the $25.00 liquidation preference, plus accumulated and unpaid dividends to, but excluding, the redemption date. Beginning 24 months after issuance, holders had the right to elect an exchange of the Cyprium PPS, with settlement at Fortress’ election in cash or Fortress’ Series A Preferred Stock. A mandatory exchange, also settleable at Fortress’ election in cash or Fortress’ Series A Preferred Stock, occurred on September 30, 2024 for any investors who did not opt to waive such mandatory exchange mechanism. Specifically, in September 2024, Cyprium offered holders the opportunity to waive enforcement of, and extend the mandatory exchange date to March 31, 2026, and therefore remain eligible to receive the redemption price upon a PPS PRV Sale, and waive the optional exchange right (the “PPS Extension”). Holders of 283,400 shares of Cyprium PPS opted into the PPS Extension.

The Company accounted for the Cyprium PPS as a financing obligation and recorded the carrying amount in the consolidated balance sheets as partner company perpetual preferred liability of $7.1 million as of December 31, 2025.

In addition, the Company concluded that the redemption feature associated with a PPS PRV Sale required bifurcation as an embedded derivative (partner company derivative liability), with remeasurement to fair value at each reporting date. The fair value of the embedded derivative was not material historically. As of December 31, 2025, although the NDA for CUTX-101 had been resubmitted and assigned a new PDUFA date of January 14, 2026, following the October 2024 Complete Response Letter, significant uncertainty remained regarding whether approval would be obtained, whether a PRV would be issued, and whether a PPS PRV Sale could be executed on a timely basis on agreeable terms prior to the March 31, 2026 mandatory exchange date. As a result, the fair value of the partner company derivative liability remained immaterial as of December 31, 2025.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2026, the Company, Cyprium and an undisclosed buyer entered into a definitive agreement to sell Cyprium’s PRV for $205 million. Cyprium recorded the increase in the fair value of the partner company derivative liability of $7.1 million. The Cyprium PPS was automatically redeemed for an amount equal to twice the $25.00 liquidation preference, pursuant to the terms of the Cyprium PPS, in the amount of $14.2 million which was comprised of the $7.1 million partner company perpetual preferred liability and the $7.1 million partner company derivative liability. In March 2026, the sale of the PRV closed (see Note 3).

16. Segment Information

The Company’s reportable segments for operating income (loss) for the three months ended March 31, 2026 and 2025 consist of the following ($ in thousands):

Three Months Ended March 31, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Product revenue, net	$15,921	$—	$—	$—	$15,921
Other revenue	40	—	—	77	117
Net revenue	15,961	—	—	77	16,038

Cost of goods - (excluding amortization of acquired intangible assets)	6,218	—	—	—	6,218
Amortization of acquired intangible assets	1,126	—	—	—	1,126
Research and development	—	200	178	162	540
Selling, general and administrative	10,109	514	880	4,390	15,893
Total operating expenses	17,453	714	1,058	4,552	23,777
Loss from operations	(1,492)	(714)	(1,058)	(4,475)	(7,739)

Interest income	157	18	103	292	570
Interest expense and financing fee	(892)	—	—	(2,476)	(3,368)
Gain on sale of priority review voucher, net of expenses	—	—	—	158,873	158,873
Change in fair value of partner company derivative liability	—	—	—	(7,085)	(7,085)
Gain (loss) on common stock warrant liabilities	—	1	—	—	1
Other income (expense)	(3)	—	—	1,045	1,042
Total other income (expense)	(738)	19	103	150,649	150,033
Income (loss) before income tax expense	(2,230)	(695)	(955)	146,174	142,294

Income tax expense	—	—	—	5,132	5,132
Segment net income (loss)	$(2,230)	$(695)	$(955)	$141,042	$137,162
Attributable to non-controlling interests					(26,789)
Net income attributable to Fortress					$110,373

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Intersegment activity[2]:
Research and development	$—	$63	$63	$(126)	$—
Selling, general and administrative	$—	$63	$63	$(126)	$—
Other Significant Items:
Change in fair value of equity method investment accounted for at fair value within other income	$—	$—	$—	$1,046	$1,046
Segment assets	$91,534	$2,468	$16,582	$246,290	$356,874
Stock-based compensation - Research & development	$—	$14	$—	$9	$23
Stock-based compensation - Selling, general and administrative	$989	$47	$22	$675	$1,733

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.
Note 2:	Segment activity consists of MSA fees paid by the subsidiaries to Fortress (see Note 15).

Three Months Ended March 31, 2025	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Product revenue, net	$13,139	$—	$—	$—	$—	$13,139

Cost of goods - (excluding amortization of acquired intangible assets)	4,790	—	—	—	—	4,790
Amortization of acquired intangible assets	1,065	—	—	—	—	1,065
Research and development	39	411	3,788	(964)	664	3,938
Selling, general and administrative	10,569	1,494	7,361	1,217	5,022	25,663
Total operating expenses	16,463	1,905	11,149	253	5,686	35,456
Loss from operations	(3,324)	(1,905)	(11,149)	(253)	(5,686)	(22,317)

Interest income	149	32	1	100	208	490
Interest expense and financing fee	(891)	—	—	—	(1,914)	(2,805)
Gain (loss) on common stock warrant liabilities	—	15	(62)	—	—	(47)
Other expense	(7)	—	(2)	—	(3)	(12)
Total other income (expense)	(749)	47	(63)	100	(1,709)	(2,374)
Segment net loss	$(4,073)	$(1,858)	$(11,212)	$(153)	$(7,395)	$(24,691)
Attributable to non-controlling interests						14,107
Net loss attributable to Fortress						$(10,584)

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2025	Journey	Avenue	Checkpoint	Mustang	Fortress[1]	Consolidated
Intersegment activity[2]:
Research and development	$—	$63	$—	$63	$(125)	$—
Selling, general and administrative	$—	$117	$178	$279	$(573)	$—
Other Significant Items:
Segment assets	$84,963	$3,593	$34,165	$14,909	$40,440	$178,071
Stock-based compensation - Research & development	$—	$40	$689	$(11)	$625	$1,343
Stock-based compensation - Selling, general and administrative	$1,323	$145	$1,267	$50	$2,161	$4,946

Note 1: Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Note 2:	Segment activity consists of MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

17. Revenues from Contracts and Significant Customers

Disaggregation of Total Revenue

Journey has the following actively marketed products: Emrosi, Qbrexza, Amzeeq, Zilxi, Accutane, Exelderm, Targadox, and Luxamend. All of Journey’s product revenues are recorded in the U.S. Other revenue for the three months ended March 31, 2026 consists of $40,000 recognized by Journey related to the Cutia Agreement (see Note 8) and royalty revenue of $77,000 recognized by Cyprium related to the agreement with Sentynl (see Note 3).

The table below summarizes the Company’s net revenue for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Emrosi	$6,252	$2,070
Qbrexza	5,028	5,161
Accutane	3,314	3,655
Foam franchise products (Amzeeq & Zilxi)	1,050	1,526
Other / legacy product revenue	277	727
Other revenue	117	—
Total net revenue	$16,038	$13,139

Significant Customers

For the three month periods ending March 31, 2026 and 2025, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At March 31, 2026 and December 31, 2025, none of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance.

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

Income tax expense for the three months ended March 31, 2026 and 2025 is based on the estimated annual effective tax rate, and includes discrete tax impact primarily driven by 2026 federal and state income taxes related to the gain on sale of the PRV. For the three months ended March 31, 2026, the Company is recognizing an income tax expense of $5.1 million on a pre-tax income of $142.3 million, resulting in an effective tax rate of 3.6%. The Company expects a net deferred tax asset with a full valuation allowance and a 3.8% estimated annual effective tax rate for 2026. For the three months ended March 31, 2025, the Company recognized no income tax expense resulting in an effective tax rate of 0%.

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

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Journey Medical Corporation (Nasdaq: DERM, “Journey”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTCID: ATXI, “Avenue”), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), LemmaTx, Inc. (“LemmaTx”), Oncogenuity, Inc. (“Oncogenuity”) and Urica Therapeutics, Inc. (“Urica”). Checkpoint Therapeutics, Inc. (“Checkpoint”), previously a partner company of ours, was acquired by Sun Pharma in May 2025. Baergic Bio, Inc. (“Baergic”), previously a subsidiary of Avenue, was acquired by Axsome in November 2025.

Recent Events

Revenue Portfolio

●	For the three months ended March 31, 2026 and 2025, net revenue was $16.0 million and $13.1 million, respectively, and is primarily related to the sale of Journey’s marketed products.
●	For the three months ended March 31, 2026, net revenue included $0.1 million in royalties related to Journey’s supply of Amzeeq to Cutia Therapeutics (HK) Limited (“Cutia”) and Cyprium’s royalty revenue from ZYCUBO.

Emrosi (Minocycline Hydrochloride Modified Release Capsules, 40 mg, also known as DFD-29, for the treatment of rosacea)

●	In April 2026, our partner company Journey announced that approximately 85% of all commercial lives in the United States have access to Emrosi™ (Minocycline Hydrochloride Modified Release Capsules, 10 mg immediate release and 30 mg extended release) after contracting with a third major group purchasing organization.
●	In November 2024, Journey announced that the FDA approved Emrosi for the treatment of inflammatory lesions of rosacea in adults, and Journey subsequently launched Emrosi in March 2025.
●	Emrosi was developed for the treatment of rosacea at our partner company, Journey, in collaboration with Dr. Reddy’s Laboratories Ltd.

Commercial and Approved Products

ZYCUBO (copper histidinate for Menkes disease, formerly known as CUTX-101)

●	On January 13, 2026, we announced the FDA approved ZYCUBO (copper histidinate, also referred to as CUTX-101) for the treatment of Menkes disease in pediatric patients. A priority review voucher (“PRV”) was issued in connection with FDA approval and, pursuant to the transaction with Sentynl, was transferred to Cyprium. On February 22, 2026, Cyprium entered into a definitive asset purchase agreement pursuant to which Cyprium agreed to sell the PRV for $205 million, which was paid upon the closing of the sale as announced on March 30, 2026.
●	Previously, in October 2025, Cyprium announced that the FDA had issued a complete response letter (“CRL”) to Sentynl for CUTX-101 (copper histidinate for Menkes disease). The CRL noted cGMP deficiencies had been observed at the facility where CUTX-101 is manufactured and did not cite any other approvability concerns, nor did it identify any deficiencies in CUTX-101’s efficacy and safety data. In December 2025, we announced the FDA accepted the resubmission of the NDA for CUTX-101 as a Class 1 resubmission with a new PDUFA target action date of January 14, 2026.
●	Cyprium is eligible to receive up to $128 million in aggregate sales milestones and royalties on net sales of ZYCUBO ranging from 3% to 12.5% on tiered annual net sales. For the quarter ending March 31, 2026, Cyprium recognized $0.1 million in royalty revenue on net sales of ZYCUBO.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

UNLOXCYT™ (cosibelimab-ipdl, anti-PD-L1 antibody)

●	In May 2025, our partner company, Checkpoint, was acquired by Sun Pharma for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval of Checkpoint’s principal drug product candidate. Fortress received $28.0 million and is eligible for a 2.5% royalty on net sales of UNLOXCYT as well as up to $4.8 million upon achievement of the contingent value right.
●	On December 13, 2024, Checkpoint received approval from the FDA for UNLOXCYT (cosibelimab-ipdl), for the treatment of metastatic or locally advanced cutaneous squamous cell carcinoma (“cSCC”) in adults who are not candidates for curative surgery or radiation.
●	Cosibelimab was sourced by Fortress and developed at Checkpoint, which was acquired by Sun Pharma in May 2025.

Late Stage Product Candidates

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $135 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which, together with the upfront payment, would total up to approximately $182 million.
●	There are two ongoing global Phase 3 pivotal studies of CAEL-101 (also known as anselamimab) for Mayo Stage IIIa and Mayo Stage IIIb amyloid light-chain amyloidosis (“AL amyloidosis”), known as Cardiac Amyloid Reaching for Extended Survival (“CARES”) (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	On July 16, 2025, AstraZeneca announced an update from its Cardiac Amyloid Reaching for the CARES Phase 3 clinical program showing that anselamimab did not achieve statistical significance for the primary endpoint compared to placebo in patients with Mayo stages IIIa and IIIb AL amyloidosis. The primary endpoint was defined as a hierarchical combination of time to all-cause mortality (“ACM”) and frequency of cardiovascular hospitalizations (“CVH”). All patients in the clinical program received background standard of care for plasma cell dyscrasia. AstraZeneca stated that anselamimab showed highly clinically meaningful improvement in time to ACM and frequency of CVH in a prespecified subgroup of patients, compared to placebo (although AstraZeneca did not further characterize this subgroup). AstraZeneca also reported that anselamimab was well tolerated, with the majority of events balanced between the anselamimab treatment arm and the placebo arm. AstraZeneca has disclosed that regulatory applications for approval are under review in Japan and by the European Medicines Agency.
●	CAEL-101 was sourced by Fortress and was developed by Caelum (founded by Fortress) until the acquisition by AstraZeneca of Caelum in October 2021.

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In October 2025, Urica announced that Crystalys Therapeutics, Inc. (“Crystalys”), in which Urica maintains an equity position, announced a $205 million Series A financing to support the advancement of global Phase 3 clinical studies evaluating dotinurad for the treatment of gout.
●	Also in October 2025, Urica announced the first patients were dosed in two randomized, double-blind, multicenter global Phase 3 trials, (ClinicalTrials.gov identifiers: the RUBY study (NCT07089875) and the TOPAZ study (NCT07089888)) evaluating dotinurad, a next-generation, once daily oral, URAT1 inhibitor with potential for best-in-class safety and efficacy for the treatment of gout.
●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys. Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica transferred substantially all intellectual property rights in dotinurad to Crystalys. In return, Crystalys issued to Urica shares of its common stock, including certain anti-dilution provisions through the raise of $150 million in equity securities, and also granted Urica a secured 3% royalty on future net sales of dotinurad.
●	Dotinurad was approved in Japan in 2020 and has also obtained regulatory approval in China, Philippines and Thailand.
●	Dotinurad was sourced by Fortress and was in development at our Urica subsidiary until the asset was acquired by Crystalys in July 2024.

Triplex (cytomegalovirus vaccine and immunotherapy)

●	Triplex, a potential vaccine and immunotherapy for prevention and control of cytomegalovirus (“CMV”), is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in mid 2026. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to a placebo, and thus, potentially reduce related mortality and morbidity (NCT05099965).
●	In January 2025, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 clinical trial to evaluate Triplex when administered to human leukocyte antigen (“HLA”) matched related stem cell donors to reduce CMV events in patients undergoing hematopoietic stem cell transplantation (“HSCT”). The trial is funded by a grant from the National Cancer Institute (“NCI”) (NCT06059391).

●	Triplex is currently also the subject of multiple other ongoing clinical trials, including: a Phase 1/2 trial for CMV control in pediatric recipients of HSCT (NCT03354728); a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 CAR T cell therapy for the treatment of non-Hodgkin lymphoma (NCT05432635); a Phase 2 trial for safety and effectiveness in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant (NCT02506933); a Phase 1 trial of Triplex in combination with CAR T cell therapy for adults with non-Hodgkin lymphoma (NCT05801913); and a Phase 1 trial of Triplex in combination with an allogeneic anti-CD19-CAR CMV-specific T cell therapy for adults with high-risk acute lymphoblastic leukemia (NCT06735690).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

Early Stage Product Candidates

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In November 2024, Mustang announced that the FDA granted Orphan Drug Designation to Mustang for MB-108, a HSV-1 oncolytic virus, for the treatment of malignant glioma. In July 2025, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-101 for the treatment of recurrent diffuse and anaplastic astrocytoma (astrocytomas) and glioblastoma.
●	In March 2024, data from the Phase 1 trial evaluating MB-101 IL13Rα2-targeted CAR T-cells in high-grade glioma were published in Nature Medicine. MB-101 was well tolerated, and 50% of patients achieved stable disease or better, with two partial responses and two complete responses in high grade glioma patients. The two patients who achieved complete response both had high levels of intratumoral CD3+ T-cells pre-therapy (i.e., “hot” tumors), and their responses lasted 7.5 and 66+ months, respectively. In the cohort with dual intratumoral (ICT)/intraventricular (ICV) delivery and an optimized manufacturing process there was a ~70% improvement in median overall survival (10.2 months) compared to the expected survival rate of six months in this patient population.
●	Mustang is currently exploring with COH an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the third quarter of 2026.
●	MB-101, MB-108, and MB-109 are currently in development at our partner company, Mustang.

ATX-04 (selective β2-adrenergic agonist for Pompe disease)

●	In February 2026, Avenue entered into a license agreement with Duke University, whereby Avenue obtained an exclusive worldwide license from Duke to certain patents and know-how pertaining to ATX-04 for the treatment of lysosomal storage diseases.
●	Avenue intends to advance ATX-04 through a late-stage clinical development program leveraging existing human safety and efficacy data, with an initial focus on treating Pompe disease as an adjunct to enzyme replacement therapy.
●	ATX-04 is currently in development at our partner company, Avenue.

FB-606 (sarcolemmal membrane stabilizer for Duchenne Muscular Dystrophy)

●	In February 2026, Fortress contributed internally developed intellectual property for FB-606 to LemmaTx, a majority-owned and controlled subsidiary of Fortress, to advance the development of FB-606 as a potential membrane stabilizer for patients with Duchenne muscular dystrophy (“DMD”).
●	FB-606 was sourced by Fortress and is currently in development at our subsidiary company, LemmaTx.

Other Product Candidates

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In March 2025, Avenue received a “notice of intent to terminate” letter from AnnJi, the licensor of AJ201, with respect to the license agreement under which Avenue was granted rights to the product candidate.
●	In April 2025, Avenue and AnnJi entered into a License Termination and Program Transfer Agreement, pursuant to which the license agreement and related agreements were terminated and the program was returned to AnnJi, with AnnJi paying $1.6 million net of withholding to Avenue. Avenue is eligible to receive milestone payments, royalties on AJ201, and sublicensing revenue from AnnJi.
●	AJ201 was sourced by Fortress and was previously in development at our partner company, Avenue.

BAER-101 (GABAA α2/3 positive allosteric modulator)

●	In November 2025, Avenue announced it had entered into an agreement for Baergic to be acquired by Axsome, including the global rights to BAER-101 (also known as AZD7325), a novel oral GABAA α2,3 subtype-selective receptor positive allosteric modulator (“PAM”). BAER-101 was originally licensed by Baergic from AstraZeneca AB and will be referred to as AXS-17 by Axsome going forward. Axsome intends to evaluate AXS-17 as a potential treatment for epilepsy.
●	Avenue is eligible to receive approximately 74% of all future payments and royalties payable to the former stockholders of Baergic including development and commercial milestones and a tiered mid-to-high single-digit royalty on potential global net sales of AXS-17.
●	BAER-101 was sourced by Fortress and was in development at Baergic, a majority-owned subsidiary of Avenue, until its sale to Axsome in November 2025.

General Corporate

●	In February 2026, Fortress entered into a sublease agreement for all of its leased office space in New York, NY expiring in August 2031 concurrent with the base lease. Under the sublease agreement the Company expects to receive approximately $11.9 million in aggregate base rent payments over the term of the sublease. For the quarter ended March 31, 2026, the Company recognized sublease income of $0.1 million. The Company remains primarily liable for the obligations under the original lease.
●	In February 2026, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement dated July 15, 2024 (the “2024 Oaktree Agreement”) by and among Fortress Biotech, Inc., the lenders from time to time party thereto, and Oaktree Fund Administration, LLC (“Oaktree”) whereby certain financial covenants and their applicable thresholds were modified.
●	In March 2026, the Company and Cyprium announced the closing of the sale of Cyprium’s PRV for $205 million in gross proceeds. In connection with the sale of the PRV, the Company made payments to Oaktree comprising: $14.5 million in principal and $0.1 million in Yield Protection Premium. At March 31, 2026, the outstanding principal balance of the 2024 Oaktree Note was $15.0 million.
●	In the quarter ended March 31, 2026, the Company received gross proceeds of $1.2 million from warrant exercises.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2025.

Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies”, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (x) the market value of our shares held by non-affiliates is less than $250 million or (y) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we chose to present only the two most recent fiscal years of audited financial statements in the 2025 Form 10-K, have reduced disclosure obligations regarding executive compensation and utilize certain other accommodations available to smaller reporting companies.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements include the results of the Company’s subsidiaries for which it has voting control but does not own 100% of the outstanding equity of the subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, but retains voting control, the Company records net income (loss) attributable to non-controlling interests in its consolidated statements of operations and presents non-controlling interests as a component of stockholders’ equity on its consolidated balance sheets. All intercompany income and/or expense items are eliminated entirely in consolidation prior to the allocation of net gain/loss attributable to non-controlling interest, which is based on ownership interests as calculated quarterly for each subsidiary.

The following table summarizes the Company’s ownership of the issued and outstanding common and preferred shares in certain consolidated Fortress subsidiaries as of the date indicated:

March 31,
Partner Company/Subsidiary	2026
Avenue (OTCID: ATXI)	13.4%
Cellvation	80.0%
Checkpoint[1]	—%
Cyprium	80.4%
Helocyte	83.8%
Journey (Nasdaq: DERM)	36.1%
LemmaTx	100.0%
Mustang (Nasdaq: MBIO)	8.0%
Oncogenuity	73.9%
Urica	70.4%

Note 1:Checkpoint was acquired in May 2025 by Sun Pharma.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$15,921	$13,139	$2,782	21%
Other revenue	117	—	117	100%
Net revenue	16,038	13,139	2,899	22%

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	6,218	4,790	1,428	30%
Amortization of acquired intangible assets	1,126	1,065	61	6%
Research and development	540	3,938	(3,398)	(86)%
Selling, general and administrative	15,893	25,663	(9,770)	(38)%
Total operating expenses	23,777	35,456	(11,679)	(33)%
Loss from operations	(7,739)	(22,317)	14,578	(65)%

Other income (expense)
Interest income	570	490	80	16%
Interest expense and financing fee	(3,368)	(2,805)	(563)	20%
Gain on sale of priority review voucher, net of expenses	158,873	—	158,873	100%
Change in fair value of partner company derivative liability	(7,085)	—	(7,085)	100%
Loss on common stock warrant liabilities	1	(47)	48	(102)%
Other income (expense)	1,042	(12)	1,054	(8,783)%
Total other income (expense)	150,033	(2,374)	152,407	(6,420)%
Income (loss) before income tax expense	142,294	(24,691)	166,985	(676)%

Income tax expense (benefit)	5,132	—	5,132	100%
Net income (loss)	137,162	(24,691)	161,853	(656)%

Attributable to non-controlling interests	(26,789)	14,107	(40,896)	(290)%
Net income (loss) attributable to Fortress	$110,373	$(10,584)	$120,957	(1,143)%

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$15,921	$13,139	$2,782	21%
Other revenue	117	—	117	100%
Net revenue	$16,038	13,139	$2,899	22%

For the three months ended March 31, 2026 we generated $15.9 million of net product revenue related to the sale of Journey’s branded and generic products as compared to $13.1 million for the three months ended March 31, 2025. The $2.8 million, or 21%, increase is primarily driven by sales of Emrosi in the first quarter of 2026 of $6.3 million compared to $2.1 million in the first quarter of 2025. Journey launched Emrosi in the first quarter of 2025. This is partially offset by a decrease in sales of Accutane of $0.3 million, the foam franchise products of $0.5 million, and Journey’s legacy products of $0.5 million due to continued competitive pressures.

Other revenue for the three months ended March 31, 2026 of $0.1 million consists of sales-based royalties recognized by Cyprium related to Sentynl’s net sales of ZYCUBO, and revenue recognized by Journey related to sales-based royalties on Cutia’s net sales of Amzeeq.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$6,218	$4,790	$1,428	30%

We incurred $6.2 million and $4.8 million of costs of goods sold in connection with the sale of Journey’s branded and generic products for the three months ended March 31, 2026 and 2025, respectively. Cost of goods sold increased by $1.4 million, or 30%, related to product sales mix, driven primarily by a $1.3 million non-cash charge related to inventory acquired in the 2021 Qbrexza asset acquisition as well as an increase in royalty expense driven by the incremental net revenue recognized for Emrosi during the first quarter of 2026 as compared to the first quarter of 2025.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased less than $0.1 million, or 6%, to $1.1 million for the three months ended March 31, 2026, from $1.1 million for the three months ended March 31, 2025, driven by the start of amortization on the anti-itch acquired intangible asset during the first quarter of 2026, offset by the completion of amortization on the Accutane intangible asset during the first quarter of 2026.

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

For the three months ended March 31, 2026 and 2025, R&D expenses were approximately $0.5 million and $3.9 million, respectively, a decrease of $3.4 million, or 86%. The table below provides a summary of research and development by entity, for the periods presented:

	Three Months Ended
	March 31,		Change
($ in thousands)	2026	2025	$	%
Research & development
Fortress[1]	$162	$664	$(502)	(76)%
Avenue	200	411	(211)	(51)%
Checkpoint[2]	—	3,788	(3,788)	(100)%
Journey	—	39	(39)	(100)%
Mustang	178	(964)	1,142	(118)%
Total research & development expense	$540	$3,938	$(3,398)	(86)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

R&D expense at Checkpoint decreased $3.8 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The increase in R&D expenses of $1.1 million, or 118%, at Mustang is attributed to actions taken in 2025, including $0.7 million in one-time savings from the settlement of aged payables and the $0.4 million gain recognized on the termination of the Worcester facility lease during the first quarter of 2025, which did not recur to similarly offset R&D expense in 2026. The decrease at Fortress in R&D expenses of $0.5 million, or 76%, is primarily related to the decrease in stock-based compensation expense of $0.6 million due to the vesting of grants under the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”) in 2025, offset by $0.1 million increase in product development costs. R&D expense at Avenue decreased $0.2 million, or 51%, due to a $0.1 million decrease in personnel-related costs, and a $0.1 million decrease due to one-time costs incurred related to the return of the AJ201 license to AnnJi in 2025.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - research & development
Fortress[1]	$9	$625	$(616)	(99)%
Avenue	14	40	(26)	(65)%
Checkpoint[2]	—	689	(689)	(100)%
Mustang	—	(11)	11	(100)%
Total stock-based compensation expense - research and development	$23	$1,343	$(1,320)	(98)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation of $1.3 million, or 98%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is attributed to the decrease at Checkpoint of $0.7 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease in stock compensation at Fortress of $0.6 million, or 99%, is due to vesting of grants under the LTIP in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Three Months Ended
	March 31,		Change
($ in thousands)	2026	2025	$	%
Selling, general & administrative
Fortress[1]	$4,390	$5,022	$(632)	(13)%
Avenue	514	1,494	(980)	(66)%
Checkpoint[2]	—	7,361	(7,361)	(100)%
Journey	10,109	10,569	(460)	(4)%
Mustang	880	1,217	(337)	(28)%
Total selling, general & administrative expense	$15,893	$25,663	$(9,770)	(38)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the three months ended March 31, 2026, the decrease in selling, general and administrative expenses of $9.8 million, or 38%, is primarily attributable to the decrease of $7.4 million, or 100%, at Checkpoint due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Avenue of $1.0 million, or 66%, was primarily due to a decrease of $0.8 million in legal expenses incurred in connection with the AnnJi license termination in 2025 (see Note 8 to the unaudited condensed consolidated financial statements), a $0.1 million decrease in professional fees, and a $0.1 million decrease in personnel-related costs. The decrease at Journey of $0.5 million, or 4%, is due to a reduction in Emrosi launch costs from the prior year quarter. The decrease at Mustang of $0.3 million, or 28%, is primarily attributed to a $0.2 million decrease in non-cash stock-based compensation expenses, primarily related to the equity fee to Fortress, and a $0.1 million decrease in outside service costs, primarily related to financing activity that occurred in the first quarter of 2025. The decrease of $0.6 million, or 13%, at Fortress is due to decreased stock compensation expense related to the vesting of grants under the LTIP in 2025 of $1.5 million offset by an increase of $0.3 million in personnel-related expenses and legal fees incurred at Cyprium of $0.4 million.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$675	$2,161	$(1,486)	(69)%
Avenue	47	145	(98)	(68)%
Checkpoint[2]	—	1,267	(1,267)	(100)%
Journey	989	1,323	(334)	(25)%
Mustang	22	50	(28)	(56)%
Total stock-based compensation expense - selling, general and administrative	$1,733	4,946	$(3,213)	(65)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation of $3.2 million, or 65%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily attributed to the decrease at Checkpoint of $1.3 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma, and the decrease at Fortress of $1.5 million, or 69%, due to the vesting of grants under the LTIP in 2025.

Other income (expense)

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Other expense
Interest income	$570	$490	$80	16%
Interest expense and financing fee	(3,368)	(2,805)	(563)	20%
Gain on sale of priority review voucher, net of expenses	158,873	—	158,873	100%
Change in fair value of partner company derivative liability	(7,085)	—	(7,085)	100%
Loss on common stock warrant liabilities	1	(47)	48	(102)%
Other income (expense)	1,042	(12)	1,054	(8,783)%
Total other income (expense)	$150,033	(2,374)	$152,407	(6,420)%

Total other income (expense) increased $152.4 million, or 6,420%, from expense of $2.4 million for the three months ended March 31, 2025 to income of $150.0 million for the three months ended March 31, 2026. As a result of Cyprium’s sale of its PRV in March 2026 for $205 million, Cyprium recorded a gain of approximately $158.9 million (see Note 3 to the unaudited condensed consolidated financial statements), and recognized the fair value increase of the embedded derivative liability of $7.1 million associated with the Cyprium perpetual preferred stock redemption due to the PRV sale. We also recognized an increase in the fair value of Urica’s equity interest in Crystalys of $1.0 million due to Urica’s receipt of additional anti-dilution shares (see Note 3 to the unaudited condensed consolidated financial statements). These gains were partially offset by interest expense and financing fee expenses related to Fortress’

debt outstanding with Oaktree and Journey’s debt outstanding with SWK Funding LLC. The $0.6 million, or 20%, increase in interest expense and financing fees is attributable to an additional payment made to Oaktree for the Cyprium PRV sale monetization event.

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2026, we had an accumulated deficit of $623.7 million, primarily as a result of R&D expenses, and selling, general and administrative expenses.

We fund our operations through cash on hand, the sale of debt and equity securities, third-party financings, out-licensing of drug product and drug product candidates and the sale of subsidiaries and partner companies. At March 31, 2026, we had cash and cash equivalents of $255.8 million, of which $209.9 million relates to Fortress and private subsidiaries primarily funded by Fortress, $16.3 million relates to Mustang, $27.2 million relates to Journey, and $2.4 million relates to Avenue. Restricted cash at March 31, 2026, was $1.2 million, which relates to pledges to secure letters of credit in connection with certain office leases held by Fortress.

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

Stock Offerings and At-The-Market Share Issuances

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of March 31, 2026, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its next Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

Because the Company is not currently eligible to use Form S-3 due to the failure to pay dividends on the Series A Preferred Stock, on April 1, 2025 the Company filed a post-effective amendment to certain prior Form S-3 registration statements to continue the registration of the offer and sale of shares underlying certain previously issued warrants. This post-effective amendment was declared effective by the SEC on April 2, 2025.

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

On January 15, 2026, Journey filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “Journey 2026 S-3”), which was declared effective by the SEC on January 21, 2026. This shelf registration statement covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of its common stock, preferred stock, debt securities, warrants, and units. The Journey

2026 S-3 replaces the Journey 2022 S-3. Sales under the 2025 Sales Agreement after the effective date are made under the Journey 2026 S-3.

Mustang

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of March 31, 2026, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

Cash Flows

Components of cash flows from publicly-traded partner companies comprise:

	For the Three Months Ended March 31, 2026
($ in thousands)	Fortress[1]	Avenue	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$202,388	$(438)	$2,909	$(1,008)	$203,851
Investing activities	—	—	—	—	—
Financing activities	(27,611)	—	220	—	(27,391)
Net increase (decrease) in cash and cash equivalents and restricted cash	$174,777	$(438)	$3,129	$(1,008)	$176,460

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

	For the Three Months Ended March 31, 2025
($ in thousands)	Fortress[1]	Avenue	Checkpoint[2]	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$(2,470)	$(1,186)	$(11,686)	$(2,832)	$(1,389)	$(19,563)
Investing activities	—	—	—	—	1,165	1,165
Financing activities	711	2,094	38,124	3,597	7,616	52,142
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,759)	$908	$26,438	$765	$7,392	$33,744

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The following table summarizes our consolidated cash flows during the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change
Total cash (used in)/provided by:
Operating activities	$203,851	$(19,563)	$223,414
Investing activities	—	1,165	(1,165)
Financing activities	(27,391)	52,142	(79,533)
Net increase (decrease) in cash and cash equivalents and restricted cash	$176,460	$33,744	$142,716

Operating Activities

Net cash provided by operating activities increased $223.4 million from the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase is due to net income of $137.2 million for the three months ended March 31, 2026 as compared to the net loss of $24.7 million for the same period in 2025, and an increase of $58.1 million resulting from changes in operating assets and liabilities led by the increase in accounts payable and accrued expenses of $44.7 million due primarily to the accrual of $41 million owed to the NIH by Cyprium as a result of the PRV sale (see Note 3 to the unaudited condensed consolidated financial statements).

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 decreased by $1.2 million, due to Mustang’s $1.2 million proceeds from the sale of its held-for-sale assets related to the exit of its manufacturing facility in the prior-year quarter.

Financing Activities

Net cash provided by financing activities was $52.1 million for the three months ended March 31, 2025, compared to net cash used in financing activities of $27.4 million for the three months ended March 31, 2026, a decrease of $79.5 million. The decrease is attributable to a decrease in proceeds from partner companies’ equity offerings and option and warrant exercises of $52.0 million, an increase in the payments made to Oaktree of $14.5 million, and an increase of $14.2 million in payments made for the redemption of partner company preferred shares, and a decrease in proceeds from ATM offerings of $1.0 million.

Contractual Obligations

We enter into contracts in the normal course of business with licensors, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties for the procurement of various products and services, including without limitation biopharmaceutical development, biologic assay development, commercialization, clinical and preclinical development, clinical trials management, pharmacovigilance and manufacturing and supply. These contracts typically do not contain minimum purchase commitments (although they may) and are generally terminable by us for convenience. Payments due upon termination or cancelation/delay consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation; in certain cases, our contractual arrangements with CROs and CMOs include cancelation and/or delay fees and penalties.

During the three months ended March 31, 2026, there were no material changes in our contractual obligations and commitments, except our lease obligation, as described in our 2025 Form 10-K. On February 10, 2026, the Company became party to a sublease agreement with a third party to sublease all of its leased office space in New York, NY, consisting of approximately 23,000 square feet, under its existing lease with Sage Realty Corporation (the “Landlord”). The Company obtained the Landlord’s consent to the sublease, and the sublease commenced on March 15, 2026. The sublease expires on August 31, 2031.

Pursuant to the sublease agreement, the Company expects to receive approximately $11.9 million in aggregate base rent payments over the term of the sublease. The Company remains primarily liable for the obligations under the original lease.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2026, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended March 31, 2026. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings and other actions not deemed material, that are expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

Potential changes may include, among others: (i) modifications to standards, procedures or timelines for the review, clearance, approval or post-market oversight of drugs; (ii) changes to policies on real-world evidence, accelerated approval, emergency use authorizations, and clinical trial requirements; (iii) reforms or restrictions affecting drug pricing, reimbursement levels, coverage decisions and formulary placement for products paid for by federal healthcare programs; (iv) increased or decreased enforcement of laws and regulations relating to manufacturing, promotion, fraud, abuse, data integrity, privacy and cybersecurity; (v) changes in federal funding priorities for biomedical research and public health programs that may impact key customers, collaborators and research partners; and (vi) trade, tariff and supply-chain measures that could affect our access to critical materials, components, contract manufacturers, or international markets.

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

At March 31, 2026, the total amount of debt outstanding, net of the debt discount, was $39.4 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

On July 25, 2024, we, as borrower, entered into a $50.0 million senior secured credit agreement (the “2024 Oaktree Agreement”) with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). On December 12, 2025, we entered into the First Amendment to the 2024 Oaktree Agreement (“the “Oaktree First Amendment”), which provided for, among other things, an extension of the maturity date to June 30, 2028, and an adjustment to the minimum net sales covenant. On February 22, 2026, Fortress entered into the Second Amendment to the 2024 Oaktree Agreement (the “Oaktree Second Amendment, together with the Oaktree First Amendment and the 2024 Oaktree Agreement, the “New Oaktree Agreement”). We borrowed $35.0 million under the 2024 Oaktree Agreement on the date of the agreement (the “2024 Oaktree Note”) and are eligible to draw up to an additional $15.0 million with the lenders’ consent. The New Oaktree Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the New Oaktree Agreement contains certain financial covenants, including, (i) a requirement that we maintain a minimum liquidity of $7.0 million, lowered to $2.0 million following the closing of the sale of the PRV by Cyprium. Failure by the Company to comply with the financial covenants will result in an event of default.

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

We continue to generate operating losses in all periods including losses from operations of approximately $7.7 million and $22.3 million for the three months ended March 31, 2026 and 2025, respectively and $70.2 million and $110.4 million for the years ended December 31, 2025 and 2024, respectively. At March 31, 2026, we had an accumulated deficit of approximately $623.7 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain revenue. To date: (i) Journey generates revenue from product sales (and in some cases royalties); (ii) Cyprium receives royalty payments from sales of ZYCUBO; and (iii) Fortress is eligible to receive royalty payments from sales of UNLOXCYT. Aside from these sources, we have not generated any sales revenue from our development stage products, and we do not know when, or if, we will generate any sales revenue from such development-stage products. Our ability to do so depends on a number of factors, including, but not limited to, our ability to:

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

Our operations have consumed substantial amounts of cash since inception. During the three months ended March 31, 2026 and 2025, we incurred R&D expenses of approximately $0.5 million and $3.9 million, respectively, and during the years ended December 31, 2025 and 2024, we incurred R&D expenses of approximately $11.9 million and $56.9 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

We have paused dividend payments on our Series A Preferred Stock and may not be able to resume payment of dividends on our Series A Preferred Stock in the future if, inter alia, we have insufficient cash or available “surplus” as defined under Delaware law to make such dividend payments.

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

We have historically relied in part on sales of our Common Stock to fund our operations. For example, we raised an aggregate of approximately $36.6 million in net proceeds in fiscal years 2023 and 2024 and $1.0 million in net proceeds through the sale of shares of our Common Stock in offerings made under a Form S-3 “shelf” registration statement and $2.6 million from warrant exercises in fiscal year 2025. For the three months ended March 31, 2026 we raised $1.2 million in net proceeds from warrant exercises. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to file any new shelf registration statements due to non-payment of dividends on our Series A Preferred Stock since July 5, 2024 and because we have not resumed payment of dividends on our Series A Preferred Stock or paid all accumulated dividends, we have lost the ability to use our currently effective “shelf” registration statement on Form S-3. Accordingly, we are only able to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to be a more expensive method of raising additional capital and may be more dilutive to our stockholders relative to using a Form S-3 shelf registration statement.

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

Over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process any regulatory submissions we submit in a timely manner, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Additionally, we have agreed in the past, and may agree in the future, to act as guarantor in connection with equity or debt raises by our subsidiaries and partner companies, pursuant to which we may become obligated either to pay what could be a significant amount of cash or issue what could be a significant number of shares of Common Stock or Preferred Stock if certain events occur or do not occur, which could lead to a depletion of resources or dilution to our Common Stock, or both.

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

We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger biopharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors may have access to greater financial resources than we do and/or may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of
March 31, 2026, we had an accumulated deficit of approximately $623.7 million, and as of December 31, 2025 and 2024, we had an accumulated deficit of approximately $734.1 million and $740.9 million, respectively. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

During the three months ended March 31, 2026, no dividends were declared by the Board of Directors. At March 31, 2026, the Company had total undeclared dividends of approximately $14.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on March 31, 2026.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.9	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (file No. 001-35366) filed with SEC on June 25, 2024).

10.1	Asset Purchase Agreement, dated February 22, 2026, between Cyprium Therapeutics, Inc. and buyer.(*)(***)

10.2	Second Amendment to Credit Agreement, dated as of February 22, 2026, by and among Fortress Biotech, Inc., the lenders from time to time thereto, and Oaktree Fund Administration, LLC.(*)

31.1	Certification of Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

101.INS	Inline XBRL Instance Document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

**Furnished herewith.

*** Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2026	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 14, 2026	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)