Form 10-Q
period 2026-06-30
Fortress Biotech, Inc.
filed 2026-08-13
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of August 10, 2026
Common Stock, $0.001 par value	33,350,993
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

Risks Inherent in Drug Development

●	Many of our product candidates are in early development stages and are subject to time- and cost-intensive regulation and clinical testing, which may result in the identification of safety or efficacy concerns. As a result, our product candidates may never be successfully developed or commercialized.
●	Our competitors may develop treatments for our products’ target indications, which could limit our product candidates’ commercial opportunity and profitability.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We have a history of operating losses and expect such losses to continue in the future.
●	We have funded our operations in part through the assumption of debt, and our applicable lending agreements may restrict our operations. Further, the occurrence of any default event under an applicable loan document could adversely affect our business.
●	Our research and development (“R&D”) programs will require substantial additional capital, which we may be unable to raise as needed and which may impede our R&D programs, commercialization efforts, or planned acquisitions.
●	Our board of directors has paused payments of dividends on our preferred stock, and there can be no assurance that monthly dividend payments will be resumed in a timely manner, or at all.
●	If we raise additional capital by issuing equity, equity-linked securities or securities convertible into or exercisable for equity securities, our existing stockholders will be diluted.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation (“Journey”)

●	Our operating income derives primarily from the sale of our partner company Journey’s dermatology products, particularly Emrosi, Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, Exelderm, Luxamend, and Eurax. Any issues relating to the manufacture, sale, utilization, or reimbursement of Journey’s products (including products liability claims) could significantly impact our operating results.
●	A significant portion of Journey’s sales derive from products that are without patent protection and/or are or may become subject to third party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse effect on our operating income. Four of Journey’s marketed products, Emrosi, Qbrexza, Amzeeq and Zilxi, currently have patent protection. Five of Journey’s marketed products, Accutane, Targadox, Exelderm, Eurax, and Luxamend, do not have patent protection or otherwise are not eligible for patent protection. With respect to Journey products that are covered by valid claims of issued patents, such patents may be subject to invalidation, which would harm our operating income.
●	Continued sales and coverage, including formulary inclusion without the need for a prior authorization or step edit therapy, of our products for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government payors. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy, and, accordingly, significant uncertainty exists as to the reimbursement status of current and newly approved therapeutics.
●	The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Risks Pertaining to Our Business Strategy, Structure and Organization

●	We have entered, and will likely in the future enter, into certain collaborations or divestitures which may cause a reduction in our business’ size and scope, market share and opportunities in certain markets, or our ability to compete in certain markets and therapeutic categories.

●	We and our subsidiaries and partner companies have also entered into, and intend in the future to enter into, arrangements under which we and/or they have agreed to contingent dispositions of such companies and/or their assets. The failure to consummate any such transaction may impair the value of such companies and/or assets, and we may not be able to identify or execute alternative arrangements on favorable terms, if at all. The consummation of any such arrangements with respect to certain product candidates may also result in our eligibility to receive a lower portion of sales (if any) of resulting approved products than if we had developed and commercialized such products ourselves.
●	Our growth and success depend on our acquiring or in-licensing products or product candidates and integrating such products into our businesses.
●	We may act as, and are likely to continue acting as, guarantor and/or indemnitor of certain obligations of our subsidiaries and partner companies, which could require us to pay substantial amounts in certain circumstances.

Risks Pertaining to Reliance on Third Parties

●	We rely heavily on third parties for several aspects of our operations, including manufacturing and developing product candidates, conducting clinical trials, and producing commercial product supply. Such reliance on third parties reduces our ability to control every aspect of the drug development process and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.
●	We or our licensors may be subject to costly and time-consuming litigation for infringement of third-party intellectual property rights or to enforce our or our licensors’ patents.
●	Any dispute with licensors may affect our ability to develop or commercialize our product candidates.

Risks Pertaining to Generic Competition and Paragraph IV Litigation

●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“PTO”). Such challenges may subject us to costly and time-consuming litigation and/or PTO proceedings.
●	As a result of the loss of any patent protection from such litigation or PTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of product sales in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Pertaining to the Commercialization of Product Candidates, if Approved

●	If our product candidates, if approved, are not broadly accepted by the healthcare community, the revenues from any such products are likely to be limited.
●	We may not obtain the desired product labels or intended uses for product promotion, or favorable scheduling classifications desirable to successfully promote our products.
●	Even if a product candidate is approved, it may be subject to various post-marketing requirements, including studies or clinical trials, the results of which could cause such products to later be withdrawn from the market.
●	Any successful products liability claim related to any of our current or future product candidates may cause us to incur substantial liability and limit the commercialization of such products.

Risks Pertaining to Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.

General and Other Risks

●	We have previously failed to satisfy certain continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), and if we again are unable to meet the continued listing requirements and/or regain compliance with such rules, our Common Stock and Preferred Stock may be subject to delisting from The Nasdaq Capital Market. The delisting of our Securities from the Nasdaq may decrease the market liquidity and market price of our Common Stock and Preferred Stock.

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$196,576	$79,381
Accounts receivable, net	36,246	29,783
Inventory	8,156	9,624
Other receivables - related party	506	158
Prepaid expenses and other current assets	4,022	4,895
Total current assets	245,506	123,841

Property and equipment, net	2,412	2,519
Operating lease right-of-use asset, net	11,357	12,302
Restricted cash	1,220	1,220
Equity investments, at fair value	29,451	17,660
Intangible assets, net	25,510	27,605
Other assets	1,259	401
Total assets	$316,715	$185,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$49,325	$47,125
Income taxes payable	5,179	356
Common stock warrant liabilities	—	1
Operating lease liabilities, short-term	2,246	2,127
Partner company notes payable, short-term	5,000	—
Other current liabilities	268	135
Total current liabilities	62,018	49,744

Notes payable, long-term, net	34,602	52,417
Operating lease liabilities, long-term	11,468	12,672
Partner company redeemable perpetual preferred liability	—	7,085
Other long-term liabilities	2,541	1,447
Total liabilities	110,629	123,365

Commitments and contingencies (Note 14)

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 33,311,012 and 31,364,094 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	33	31
Additional paid-in-capital	788,251	783,891
Accumulated deficit	(624,147)	(734,052)
Total stockholders' equity attributed to the Company	164,140	49,873

Non-controlling interests	41,946	12,310
Total stockholders' equity	206,086	62,183
Total liabilities and stockholders' equity	$316,715	$185,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$17,839	$15,009	$33,760	$28,148
Other revenue	879	1,404	996	1,404
Net revenue	18,718	16,413	34,756	29,552

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	6,143	4,939	12,361	9,729
Amortization of acquired intangible assets	969	1,064	2,095	2,129
Research and development	805	8,126	1,345	12,060
Selling, general and administrative	20,807	38,757	36,699	64,424
Total operating expenses	28,724	52,886	52,500	88,342
Loss from operations	(10,006)	(36,473)	(17,744)	(58,790)

Other income (expense)
Interest income	1,581	622	2,151	1,112
Interest expense and financing fee	(1,476)	(2,518)	(4,845)	(5,324)
Gain on sale of priority review voucher, net of expenses	—	—	158,873	—
Change in fair value of partner company derivative liability	—	—	(7,085)	—
Gain (loss) on common stock warrant liabilities	—	(350)	1	(397)
Gain from deconsolidation of subsidiary	82	27,127	82	27,127
Other income (expense)	10,741	(62)	11,783	(73)
Total other income	10,928	24,819	160,960	22,445
Income (loss) before income tax expense	922	(11,654)	143,216	(36,345)

Income tax expense	320	—	5,452	—
Net income (loss)	602	(11,654)	137,764	(36,345)

Attributable to non-controlling interests	(1,070)	27,140	(27,859)	41,247
Net income (loss) attributable to Fortress	$(468)	$15,486	$109,905	$4,902

Preferred A dividends cumulated, and Fortress' share of subsidiary deemed dividends	(2,008)	(2,131)	(4,016)	(4,261)
Net income (loss) attributable to common stockholders	$(2,476)	$13,355	$105,889	$640

Net income (loss) per common share attributable to common stockholders - basic	$(0.08)	$0.50	$3.34	$0.02
Net income (loss) per common share attributable to common stockholders - diluted	$(0.08)	$0.45	$2.86	$0.02

Weighted average common shares outstanding - basic	31,791,173	26,879,380	31,666,585	26,679,106
Weighted average common shares outstanding - diluted	31,791,173	29,824,182	37,011,700	29,182,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended June 30, 2026

	Series A Perpetual				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of March 31, 2026	3,427,138	$3	33,186,671	$33	$785,851	$(623,679)	$40,166	$202,374
Stock-based compensation expense	—	—	—	—	2,878	—	—	2,878
Issuance of common stock related to equity plans	—	—	90,254	—	—	—	—	—
Issuance of common stock under ESPP	—	—	34,087	—	74	—	—	74
Partner company’s exercise of options for cash	—	—	—	—	158	—	—	158
Non-controlling interest in partner companies	—	—	—	—	(710)	—	710	—
Attributable to non-controlling interests	—	—	—	—	—	—	1,070	1,070
Net loss attributable to Fortress	—	—	—	—	—	(468)	—	(468)
Balance as of June 30, 2026	3,427,138	$3	33,311,012	$33	$788,251	$(624,147)	$41,946	$206,086

For the Three Months Ended June 30, 2025

	Series A Perpetual							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of March 31, 2025	3,427,138	$3	29,554,966	$30	$773,668	$(751,451)	$10,236	$32,486
Stock-based compensation expense	—	—	—	—	16,793	—	—	16,793
Issuance of common stock related to equity plans	—	—	75,083	—	—	—	—	—
Issuance of common stock under ESPP	—	—	35,546	—	43	—	—	43
Redemption of partner company preferred shares	—	—	—	—	(115)	—	—	(115)
Partner companies' offerings, net and warrant exercises	—	—	—	—	9,186	—	—	9,186
Partner company’s dividends declared and paid	—	—	—	—	(166)	—	—	(166)
Partner company’s exercise of options for cash	—	—	—	—	165	—	—	165
Exercise of warrants for cash	—	—	87,200	—	576	—	—	576
Deconsolidation of subsidiary non-controlling interests	—	—	—	—	—	—	(9,931)	(9,931)
Non-controlling interest in partner companies	—	—	—	—	(20,294)	—	20,294	—
Attributable to non-controlling interests	—	—	—	—	—	—	(27,140)	(27,140)
Net income attributable to Fortress	—	—	—	—	—	15,486	—	15,486
Balance as of June 30, 2025	3,427,138	$3	29,752,795	$30	$779,856	$(735,965)	$(6,541)	$37,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Six Months Ended June 30, 2026

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2025	3,427,138	$3	31,364,094	$31	$783,891	$(734,052)	$12,310	$62,183
Stock-based compensation expense	—	—	—	—	4,634	—	—	4,634
Issuance of common stock related to equity plans	—	—	1,218,535	1	(1)	—	—	—
Issuance of common stock under ESPP	—	—	34,087	—	74	—	—	74
Exchange of partner company preferred shares	—	—	—	—	(165)	—	—	(165)
Issuance of common stock under partner company’s ESPP	—	—	—	—	148	—	—	148
Exercise of warrants	—	—	694,296	1	1,217	—	—	1,218
Partner company’s exercise of options for cash	—	—	—	—	230	—	—	230
Non-controlling interest in partner companies	—	—	—	—	(1,777)	—	1,777	—
Attributable to non-controlling interests	—	—	—	—	—	—	27,859	27,859
Net income attributable to Fortress	—	—	—	—	—	109,905	—	109,905
Balance as of June 30, 2026	3,427,138	$3	33,311,012	$33	$788,251	$(624,147)	$41,946	$206,086

For the Six Months Ended June 30, 2025

	Series A							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2024	3,427,138	$3	27,908,839	$28	$763,573	$(740,867)	$(24,381)	$(1,644)
Stock-based compensation expense	—	—	—	—	23,082	—	—	23,082
Issuance of common stock related to equity plans	—	—	1,171,647	1	(1)	—	—	—
Issuance of common stock under ESPP	—	—	35,546	—	43	—	—	43
Redemption of partner company preferred shares	—	—	—	—	(265)	—	—	(265)
Issuance of common stock for at-the-market offering, net	—	—	539,563	1	1,008	—	—	1,009
Partner companies' offerings, net and warrant exercises	—	—	—	—	54,094	—	—	54,094
Partner companies' at-the-market offering, net	—	—	—	—	6,740	—	—	6,740
Issuance of common stock under partner company’s ESPP	—	—	—	—	99	—	—	99
Partner company’s dividends declared and paid	—	—	—	—	(332)	—	—	(332)
Exercise of warrants for cash	—	—	97,200	—	593	—	—	593
Partner company’s exercise of options for cash	—	—	—	—	240	—	—	240
Deconsolidation of subsidiary non-controlling interests	—	—	—	—	—	—	(9,931)	(9,931)
Non-controlling interest in partner companies	—	—	—	—	(69,018)	—	69,018	—
Attributable to non-controlling interests	—	—	—	—	—	—	(41,247)	(41,247)
Net income attributable to Fortress	—	—	—	—	—	4,902	—	4,902
Balance as of June 30, 2025	3,427,138	$3	29,752,795	$30	$779,856	$(735,965)	$(6,541)	$37,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$137,764	$(36,345)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation expense	187	218
Bad debt expense (recovery)	19	(246)
Amortization of debt discount	1,678	746
Gain on termination of partner company lease	—	(394)
Amortization of acquired intangible assets	2,095	2,129
Settlement of partner company payables	(109)	(796)
Reduction in the carrying amount of operating lease right-of-use assets	945	971
Stock-based compensation expense	4,634	23,082
Change in fair value of investment	(11,791)	—
Change in fair value of partner company derivative liability	7,085	—
Change in fair value of partner companies' warrant liabilities	(1)	397
Gain from deconsolidation of subsidiary	(82)	(27,127)
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(6,482)	(5,167)
Inventory	1,468	1,579
Other receivables - related party	(348)	(387)
Prepaid expenses and other current assets	1,014	2,355
Other assets	(776)	292
Accounts payable and accrued expenses	2,309	(7,821)
Income taxes payable	4,823	52
Lease liabilities	(1,085)	(1,125)
Other current and long-term liabilities	1,227	464
Net cash provided by (used in) operating activities	144,574	(47,123)

Cash Flows from Investing Activities:
Purchase of property and equipment	(79)	—
Proceeds from sale of property and equipment	—	1,165
Net cash increase upon deconsolidation of subsidiary	—	6,086
Net cash (used in) provided by investing activities	(79)	7,251

Cash Flows from Financing Activities:
Proceeds from issuance of common stock for at-the-market offering, net	—	1,008
Proceeds from issuance of common stock under ESPP	74	43
Exercise of warrants for cash	1,218	593
Proceeds from partner company's ESPP	148	99
Partner company’s dividends declared and paid	—	(332)
Exchange of partner company preferred shares	(165)	(265)
Redemption of partner company preferred shares	(14,170)	—
Proceeds from partner companies' equity offerings and warrant exercises, net	—	54,334
Proceeds from partner companies' at-the-market offering, net	(141)	6,740
Proceeds from exercise of partner company's options, net	230	—
Repayment of Oaktree Note and debt issuance costs	(14,494)	(4,932)
Repayment of partner company installment payments - licenses	—	(625)
Net cash provided by (used in) financing activities	(27,300)	56,663
Net increase in cash and cash equivalents and restricted cash	117,195	16,791
Cash and cash equivalents and restricted cash at beginning of period	80,601	58,815
Cash and cash equivalents and restricted cash at end of period	$197,796	$75,606

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,967	$3,928
Cash paid for income taxes	$147	$49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holdings and dividend and royalty income. Fortress works in concert with its extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. The Company has executed arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center, Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, Dr. Reddy’s Laboratories, Ltd., and Sun Pharmaceutical Industries Limited (“Sun Pharma”).

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur losses from operations for the next several years as it continues to develop and commercialize its existing and new product candidates. The Company is also required to comply with the financial covenants in its loan agreements as described in Note 9. Current cash and cash equivalents as of June 30, 2026 of $153.8 million for Fortress and private subsidiaries primarily funded by Fortress (“Parent Entity”) are considered sufficient to fund the Parent Entity’s operations for at least 12 months following the date of filing of this Quarterly Report on Form 10-Q. However, the Company may need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of June 30, 2026 and December 31, 2025, the Company had $1.2 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows as of the dates presented:

	June 30,
	2026	2025
Cash and cash equivalents	$196,576	$74,386
Restricted cash	1,220	1,220
Total cash and cash equivalents and restricted cash	$197,796	$75,606

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2025 Form 10-K, other than the following:

Contingent Consideration

The Company accounts for rights to contingent consideration received in connection with the disposal of a business as contingencies that are not recognized before realization. Sales-based contingent consideration is recognized when the underlying qualifying sales have occurred, the Company has an enforceable right to payment, and the amount is realized or realizable and determinable. Amounts recognized are presented as other income because they represent additional consideration from the disposal.

Recently Issued Accounting Pronouncements

As of June 30, 2026, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2025 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

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

Royalty revenue is recognized as the underlying sales occur in accordance with the sales- or usage-based royalty exception under ASC 606. For the three and six months ended June 30, 2026, Cyprium recognized $0.2 million and $0.3 million, respectively, in royalty revenue related to net sales of ZYCUBO.

In January 2026, the U.S. Food and Drug Administration (“FDA”) approved ZYCUBO for the treatment of Menkes disease in pediatric patients. In connection with the approval, a Rare Pediatric Disease priority review voucher (“PRV”) was issued and transferred to Cyprium.

In February 2026, Cyprium entered into an asset purchase agreement to sell the PRV (the “PRV APA”) for gross proceeds of $205 million. The transaction closed on March 30, 2026. In connection with the closing of the PRV sale, Cyprium was obligated to remit 20% of the gross proceeds, or $41 million, to the Eunice Kennedy Shriver National Institute of Child Health and Human Development (“NIH”) and 2.5% of gross proceeds, or $5.1 million, to a third-party pursuant to an agreement. In addition, Cyprium is obligated to pay the third-party 4.0% of all royalty and milestone payments received in excess of an aggregate of $25.0 million, inclusive of certain specified prior payments.

In connection with the closing of the PRV sale, Cyprium’s preferred stock was automatically redeemed in accordance with its terms (see Note 15).

In July 2026, the board of directors of Cyprium declared a cash dividend of approximately $118.6 million to its shareholders. Based on the Company’s ownership interest in Cyprium, approximately $95.4 million of the dividend is payable to Fortress with the remaining amount payable to noncontrolling shareholders of Cyprium.

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

Pursuant to the merger, former Checkpoint shareholders received $4.10 in cash and one non-tradable contingent value right (“CVR”) per share. The CVRs entitle holders to contingent cash payments of up to $0.70 upon the achievement of specified regulatory milestones related to the approval of Checkpoint’s UNLOXCYT (cosibelimab-ipdl) product in certain European markets within defined time periods.

The Company accounted for the CVR as variable consideration that is constrained until the underlying milestones are achieved. As of June 30, 2026, no milestones have been met and no amounts have been recognized.

In connection with the transaction, Fortress is entitled to receive royalties equal to 2.5% of worldwide net sales of certain products under a royalty agreement with Sun Pharma, and during the three and six months ended June 30, 2026, the Company recognized $0.1 million and $0.1 million, respectively, of contingent consideration income based on net sales occurring during those periods. Such amounts are presented within other income in the condensed consolidated statement of operations.

The Company also entered into a transition services agreement with Checkpoint, which ended in September 2025.

Urica Agreement with Crystalys Therapeutics, Inc. (“Crystalys”)

In July 2024, Urica entered into an asset purchase agreement and related agreements with Crystalys, pursuant to which Urica sold the rights to its dotinurad program and related intellectual property. In consideration, Urica received equity representing approximately 35% of Crystalys’ outstanding shares, subject to anti-dilution protections, with a minimum ownership of 15% until certain financing thresholds are met. The investment is accounted for under the equity method, for which the Company elected the fair value option. Anti-dilution shares valued at $3.2 million were received in the six months ended June 30, 2026 and the anti-dilution right was extinguished. Urica also recognized an unrealized gain of $8.6 million due to an increase in the fair value of Urica’s investment based on pricing established in Crystalys’ arm’s-length equity financing completed in July 2026 (see Note 6). At June 30, 2026, Urica held approximately 12% of Crystalys’ fully diluted equity.

The Company has the right to appoint a director to Crystalys’ board of directors. Urica is also entitled to a 3% secured royalty on future net sales of dotinurad; such royalties are considered variable consideration and are constrained, and no revenue has been recognized.

The agreements included a repurchase option allowing Urica to reacquire the assets for up to $6.4 million plus accrued interest. Prior to the expiration of this repurchase option, amounts received were recorded as a liability and accreted to the repurchase price, with accretion recognized as interest expense. For the three and six months ended June 30, 2025, accretion of $(0.1) million and $0.6 million was included in interest expense and financing fees in the condensed consolidated statement of operations. In September 2025, upon the closing of Crystalys’ Series A financing, the repurchase option expired and the Company reversed the related $2.6 million liability, recognizing the amount as other income for the year ended December 31, 2025.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

Under a share repurchase agreement between Avenue and InvaGen Pharmaceuticals, Inc. (“InvaGen”) under which Avenue repurchased all of InvaGen’s shares in Avenue, Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the net proceeds of future financings, up to $4.0 million, which Avenue accounts for as a derivative. Due to the uncertainty related to future financings, the estimated fair value of the derivative is not material. Avenue recognizes changes in fair value within general and administrative expenses in the statement of operations. In connection with equity financings, in the three and six months ended June 30, 2025, Avenue made payments totaling nil and $0.2 million, respectively, to InvaGen. No such payments were owed or made for the three and six months ended June 30, 2026. Approximately $1.4 million in aggregate has been paid by Avenue to InvaGen under the share repurchase agreement through June 30, 2026.

4. Inventory

	June 30,	December 31,
($ in thousands)	2026	2025
Finished goods	$7,280	$7,389
Work-in-process	—	174
Raw materials	3,470	3,057
Inventory at cost	10,750	10,620
Inventory reserve	(2,594)	(996)
Total inventory	$8,156	$9,624

5. Property and Equipment

	Useful Life	June 30,	December 31,
($ in thousands)	(Years)	2026	2025
Computer equipment	3	$595	$595
Furniture and fixtures	5	432	1,017
Leasehold improvements	3 - 15	5,510	5,470
Buildings	40	581	581
Total property and equipment		7,118	7,663
Impairment - Leasehold Improvements		(2,176)	(2,176)
Less: Accumulated depreciation		(2,530)	(2,968)
Property and equipment, net		$2,412	$2,519

Fortress' depreciation expense for the three months ended June 30, 2026 and 2025 was approximately $0.1 million and $0.1 million, respectively. Fortress' depreciation expense for the six months ended June 30, 2026 and 2025 was approximately $0.2 million and $0.2 million, respectively.

Fortress’ depreciation expense is recorded in both research and development expense and selling, general and administrative expense in the condensed consolidated statement of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6. Fair Value Measurements

Urica’s Equity Investment in Crystalys

Urica values its equity investment in Crystalys using an option pricing model backsolve method and level 3 inputs. During the three and six months ended June 30, 2026, the Company recognized $10.7 million and $11.8 million, respectively, of other income in the unaudited condensed consolidated statement of operations related to additional shares received pursuant to the anti-dilution provisions and changes in the estimated fair value of the investment due to Crystalys’ Series B financing. The following inputs were utilized to derive the value: risk free rate of return: 4.24%; volatility: 80%; and a discount for lack of marketability: 30.3%. There are significant judgments and estimates inherent in the determination of the fair value, such as those regarding the selection of comparable companies used in estimating volatility, and the probability of possible future events. Such estimates involve inherent uncertainties and the application of significant judgment. Changes in judgments could have a material impact on our results of operations.

At June 30, 2026, the total fair value of Urica’s investment in Crystalys was approximately $26.9 million,which also represents the cumulative unrealized gain since acquisition of the investment.

Fair Value of Aevitas

The Company valued its retained investment in Aevitas, which is accounted for as an equity method investment for which the Company elected the fair value option, and estimated the fair value using level 3 inputs to be $2.6 million. The Company has not recognized any gains, losses, or impairments on the investment in 2026, 2025, or on a cumulative basis.

Common Stock Warrant Liabilities

Warrant
($ in thousands)	liabilities
Balance at December 31, 2024	$214
Change in fair value of common stock warrants - Avenue	(15)
Change in fair value of common stock warrants - Checkpoint	108
Deconsolidation of Checkpoint	(306)
Balance at December 31, 2025	1
Change in fair value of common stock warrants - Avenue	(1)
Balance at June 30, 2026	$—

Avenue

Avenue has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. Avenue’s outstanding warrants to purchase common stock were originally issued in October 2022 (the “October 2022 Warrants”). The October 2022 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside of its control. In connection with the Avenue January 2023 registered direct offering in January 2023, the down-round price protection feature was triggered and the exercise price for the October 2022 Warrants was permanently adjusted to $116.25, which was the offering price for the Avenue registered direct offering in January 2023. The Black-Scholes model was used to value the October 2022 Warrants and at June 30, 2026 and December 31, 2025 the liability associated with the October 2022 Warrants was nil and $1,000, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Avenue warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	June 30,	December 31,
	2026	2025
Stock price	$ 0.28	$ 0.68
Risk-free interest rate	3.70%	3.75%
Expected dividend yield	—	—
Expected term in years	1.3	1.8
Expected volatility	206%	151%

Partner Company Derivative Liability

The partner company derivative liability associated with Cyprium’s 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”) increased in fair value by $7.1 million during the three months ended March 31, 2026. The increase in fair value was due to the settlement of the derivative in connection with the redemption of the Cyprium PPS (Level 1) and the liability was extinguished in connection with the redemption of the PPS (see Note 15) during the three months ended March 31, 2026.

As of June 30, 2026, no transfers occurred between Level 1, Level 2, and Level 3 instruments.

7. Intangible Assets, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of the Journey intangible assets for the periods presented:

	Estimated Useful	June 30,	December 31,
($ in thousands)	Lives (Years)	2026	2025
Intangible assets – product licenses	3 to 15	$52,925	$52,925
Accumulated amortization		(24,272)	(22,177)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$25,510	$27,605

For the three months ended June 30, 2026 and 2025, Journey’s amortization expense related to its product licenses was $1.0 million and $1.1 million, respectively, and for the six months ended June 30, 2026 and 2025, Journey’s amortization expense related to its product licenses was $2.1 million and $2.1 million, respectively.

In December 2025, Journey received FDA approval for Eurax, an anti-itch product acquired in 2020. Prior to FDA approval, the anti-itch product had been presented as an intangible asset not yet placed in service totaling $3.9 million. Journey began amortizing Eurax in January 2026.

The future amortization of intangible assets is as follows:

Total
For the years ended: ($ in thousands)	Amortization
Remainder of 2026	$1,938
2027	3,338
2028	3,159
2029	3,159
2030	3,159
Thereafter	10,757
Total	$25,510

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

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility and have no alternate use. For the six months ended June 30, 2026, there was a nominal amount of expense recognized by Avenue for the ATX-04 License.

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

AnnJi paid Avenue $1.6 million (net of withholding taxes), which was recognized as revenue upon transfer of the underlying rights during the quarter ending June 30, 2025. Avenue recognized $1.4 million as other revenue during the quarter ended June 30, 2025, representing the consideration for the transfer of rights less the consideration for legal expenses.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Journey

Journey holds global rights to Emrosi (Minocycline Hydrochloride Modified Release Capsules, 40 mg) pursuant to a license agreement with Dr. Reddy’s Laboratories, Ltd., under which Journey has made upfront and milestone payments, including $15.0 million upon FDA approval in November 2024, at which time the licensed assets were assigned to Journey. Journey may be required to make additional regulatory and commercial milestone payments of up to $150.0 million and pays royalties ranging from 10% to 14% on net sales, subject to reduction in certain circumstances.

In 2022, Journey acquired Amzeeq and Zilxi from Vyne Therapeutics, Inc., including contingent sales-based milestone payments of up to $450.0 million. As part of the transaction, Journey assumed a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”), under which Cutia has rights to commercialize the products in Greater China and Journey supplies finished product and earns low single-digit royalties on net sales.

In August 2025, Journey commenced commercial supply of product to Cutia and recognized $0.7 million and nil, respectively, of other revenue for the six months ended June 30, 2026 and 2025, related to product sales.

9. Debt and Interest

Debt

Total debt consists of the following:

	June 30, 2026			December 31, 2025
	Fortress	Journey	Total	Fortress	Journey	Total
($ in thousands)	2024 Oaktree Note	SWK Term Loan	Notes Payable	2024 Oaktree Note	SWK Term Loan	Notes Payable
Notes payable, short-term	$—	$5,000	$5,000	$—	$—	$—
Notes payable, long-term	15,000	20,000	35,000	29,494	25,000	54,494
Total notes payable	15,000	25,000	40,000	29,494	25,000	54,494
Plus: yield protection premium/exit fee	150	1,250	1,400	295	1,250	1,545
Less: Debt discount	(1,020)	(778)	(1,798)	(2,649)	(973)	(3,622)
Total notes payable, net	$14,130	$25,472	$39,602	$27,140	$25,277	$52,417

As of June 30, 2026, the carrying value of the notes payable approximates their fair value as the interest rates are variable and approximate the market rates for loans with similar terms and risk characteristics.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

2024 Oaktree Note

In July 2024, the Company entered into a $50.0 million senior secured credit agreement (the “2024 Oaktree Agreement”), as amended (the “New Oaktree Agreement”). The Company borrowed $35.0 million at closing and may draw up to an additional $15.0 million, subject to lender approval. The loans bear interest at a rate equal to the three-month SOFR plus 7.625% (subject to a 2.50% floor and 5.75% cap), have an interest-only period through maturity, and mature on June 30, 2028. At June 30, 2026, the interest rate applicable to the 2024 Oaktree Note was 11.3%. The Company is required to make quarterly interest-only payments until the maturity date, except 12.5% of the then-outstanding principal balance of the loans is due on September 30, 2027, 12.5% of the principal balance of the loans is due on December 31, 2027, 37.5% of the principal balance of the loans is due on March 31, 2028, with the remaining principal amount due on the maturity date.

The New Oaktree Agreement contained customary affirmative and negative covenants and financial covenants, including minimum liquidity, minimum net sales, capital raise requirements, and minimum ownership thresholds, each subject to specified thresholds and conditions. The Company’s obligations are secured by substantially all of its assets.

In February 2026, the Company entered into the Second Amendment to the New Oaktree Agreement, which modified certain financial covenants. Upon the occurrence of a Cyprium monetization event related to the sale of the PRV and if the outstanding principal balance is less than or equal to $15.0 million, the minimum liquidity requirement is reduced to $2.0 million and the minimum net sales, capital raise, and minimum ownership of Journey covenants are eliminated. The minimum liquidity requirement is no longer applicable if the outstanding principal balance is less than or equal to $10.0 million.

The Second Amendment also required the Company to apply proceeds from a Cyprium monetization event to repay amounts advanced to Cyprium and to make a mandatory prepayment of $10.0 million, plus accrued interest and applicable fees, under the credit agreement.

In March 2026, the Company made aggregate prepayments on the loan, including the required monetization-related prepayment, reducing the outstanding principal balance to $15.0 million. As a result, the minimum liquidity requirement was reduced to $2.0 million, and the minimum net sales, capital raise, and minimum stake in Journey covenants are no longer applicable.

The Company was in compliance with all applicable financial covenants under the New Oaktree Agreement as of June 30, 2026.

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

Term loans under the Credit Facility (“SWK Term Loans”) accrue interest, which is payable quarterly in arrears, and bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. The effective interest rate on the SWK Term Loans as of June 30, 2026 was 14.09%.

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

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of June 30, 2026, Journey was in compliance with the financial covenants under the Credit Facility.

Interest Expense

Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan. The following table shows the components of interest expense for all debt arrangements during the periods presented:

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree note	$429	$124	$553	$1,330	320	1,650
Partner company notes payable	807	100	907	813	124	937
Partner company contingent call option accretion[1]	—	—	—	(71)	—	(71)
Other	16	—	16	2	—	2
Total interest expense and financing fee	$1,252	$224	$1,476	$2,074	$444	$2,518

Note 1: Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3), which expired in 2025.

	Six Months Ended June 30,
	2026			2025
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree note	$1,262	$1,630	$2,892	$2,376	$513	$2,889
Partner company convertible preferred shares	—	—	—	—	—	—
Partner company notes payable	1,603	195	1,798	1,603	225	1,828
Partner company contingent call option accretion[1]	—	—	—	606	—	606
Other	155	—	155	1	—	1
Total interest expense and financing fee	$3,020	$1,825	$4,845	$4,586	$738	$5,324

Note 1: Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3), which expired in 2025.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2026	2025
Accounts payable	$11,856	$14,238
Accrued expenses:
Professional fees	1,471	1,055
Salaries, bonus and related benefits	7,329	7,880
Research and development	428	277
Accrued partner company royalties payable	2,065	1,805
Accrued partner company coupons and rebates	19,697	16,547
Partner company return reserve	2,930	2,177
Other[1]	3,549	3,146
Total accounts payable and accrued expenses	$49,325	$47,125

Note 1:

Includes approximately $1.4 million of accrued consideration for Mustang, including approximately $0.1 million of accrued interest, related to Mustang’s obligation to repurchase assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) in 2024. The asset repurchase consisted of purchase consideration of an upfront payment of $0.1 million, and a deferred amount of approximately $1.3 million due twelve months after closing; however, Mustang can elect to delay its payment obligation for the deferred amount for additional six-month periods, upon written notice to uBriGene, if Mustang’s net assets are below $20 million. Additionally, beginning in June 2025, the deferred amount began accruing interest at a rate of 5% per annum. In June 2026, Mustang’s net assets were below $20 million, and it elected to delay the payment.

11. Non-Controlling Interests

The Company’s ownership interests in its consolidated subsidiaries at June 30, 2026 was similar to December 31, 2025, with the exception of increases at the public subsidiaries that pay an annual Payment-in-Kind (“PIK”) dividend to Fortress (see Note 15): Avenue increased 3.1%, and Mustang increased 4.0%. Cyprium increased 6.5% due to the conversion of a portion of the intercompany note payable balance into equity during the six months ended June 30, 2026 (see Note 15).

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

For the three months ended June 30, 2026 and 2025, the effect on the net income (loss) per share calculation from Series A Preferred dividends (cumulated but undeclared) (see Note 13) was $2.0 million and $2.0 million, respectively, and partner company preferred and deemed dividends were nil and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, the effect on the net income (loss) per share calculation from Series A Preferred dividends (cumulated but undeclared) (see Note 13) was $4.0 million and $4.0 million, respectively, and partner company preferred and deemed dividends were nil and $0.2 million, respectively.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following potentially dilutive securities were excluded from the computation of net income (loss) per common share for the periods presented because their effect would have been anti-dilutive:

	June 30,
	2026	2025
Warrants to purchase Common Stock	5,951,817	14,309,001
Options to purchase Common Stock	—	18,896
Unvested Restricted Stock and deferred Restricted Stock	1,461,637	3,094,187
Unvested Restricted Stock units and deferred Restricted Stock units	1,911,224	2,655,703
Total	9,324,678	20,077,787

The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(2,476)	$13,355	$105,889	$640
Weighted average common shares outstanding - basic	31,791,173	26,879,380	31,666,585	26,679,106
Dilutive effect of potential common shares	—	2,944,802	5,345,115	2,502,927
Weighted average common shares outstanding - diluted	31,791,173	29,824,182	37,011,700	29,182,033

Net income (loss) per common share attributable to common stockholders - basic	$(0.08)	$0.50	$3.34	$0.02
Net income (loss) per common share attributable to common stockholders - diluted	$(0.08)	$0.45	$2.86	$0.02

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

During the six months ended June 30, 2026, no dividends were declared by the Board of Directors. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets but are reflected in the net income (loss) attributable to common stockholders (see Note 12). As of June 30, 2026, the Company has total undeclared dividends of approximately $16.0 million, including the cumulated (but undeclared) dividends due to Series A Preferred shareholders for the three months ended June 30, 2026 and 2025 of $2.0 million and $2.0 million, respectively, and for the six months ended June 30, 2026 and 2025 of $4.0 million and $4.0 million, respectively.

Stock-based Compensation

As of June 30, 2026, the Company had the following equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”). As of June 30, 2026, approximately 7.0 million shares are available for issuance under the 2013 Plan, and approximately 0.9 million shares are available for issuance under the ESPP.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the stock-based compensation expense from employee stock purchase programs and restricted Common Stock awards and warrants for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Fortress:
Employee and non-employee awards	$1,225	$2,916	$1,768	$5,523
Executive awards	134	180	267	360

Partner Companies:
Avenue	61	175	122	360
Checkpoint	—	12,141	—	14,097
Mustang	21	45	43	83
Journey	1,437	1,336	2,426	2,659
Other	—	—	8	—
Total stock-based compensation expense	$2,878	$16,793	$4,634	$23,082

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Research and development	$35	$4,751	$60	$6,093
Selling, general and administrative	2,843	12,042	4,574	16,989
Total stock-based compensation expense	$2,878	$16,793	$4,634	$23,082

Included in stock-based compensation expense for the three months ended June 30, 2026 is a modification charge of approximately $0.6 million recognized in connection with the modification of certain outstanding equity awards to permit continued vesting.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries and partner companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2025	3,841,748	$3.62
Restricted stock granted	1,087,458	3.22
Restricted stock vested	(37,037)	17.33
Restricted stock units granted	425,000	3.16
Restricted stock units forfeited	(150,000)	1.72
Restricted stock units vested	(219,877)	18.27
Unvested balance at June 30, 2026	4,947,292	$2.80

As of June 30, 2026 and 2025, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $8.6 million and $6.3 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 4.9 years and 2.8 years, respectively.

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

During the six months ended June 30, 2026 and 2025, the Compensation Committee granted 475,424 shares and 454,163 shares, respectively, to each of Dr. Rosenwald and Mr. Weiss under the Company’s LTIP. Each grant represented approximately 1% of the Company’s total outstanding shares as of the respective grant dates.

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

The grant date fair value of these awards was approximately $1.5 million for the 2026 grants and $0.9 million for the 2025 grants. For the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to LTIP grants of approximately $0.1 million and $2.5 million, respectively, and for the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation of $0.1 million and $5.0 million, respectively, in its unaudited condensed consolidated statements of operations.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress subsidiaries and partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2025	13,431,502	$2.21	$—	3.55
Exercised	(694,296)	1.76	—	—
Outstanding as of June 30, 2026	12,737,206	$2.24	$11,737,518	3.05
Exercisable as of June 30, 2026	12,737,206	$2.24	$11,737,518	3.05

During the six months ended June 30, 2026, 694,296 warrants were exercised for gross proceeds of $1.2 million. As of June 30, 2026, Fortress had no unrecognized stock-based compensation expense related to warrants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Capital Raises

2024 Shelf

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of June 30, 2026, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its next Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

Because the Company is not currently eligible to use Form S-3 due to the failure to pay dividends on the Series A Preferred Stock, on April 1, 2025 the Company filed a post-effective amendment to certain prior Form S-3 registration statements to continue the registration of certain previously issued warrants. This post-effective amendment was declared effective by the SEC on April 2, 2025.

At the Market Offering

During the six months ended June 30, 2026, the Company did not issue any shares under the Company’s at-the-market offering program. During the six months ended June 30, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 for net proceeds of $1.0 million under the Company’s at-the-market offering program. The at-the-market offering program is currently suspended as a result of the Company’s current ineligibility to use Form S-3 registration statements.

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

Pursuant to the Company’s Founders Agreement with Checkpoint, Checkpoint issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the January 2025 warrant exercises noted above. Accordingly, Checkpoint issued 18,500 shares of common stock to Fortress in the five months ended May 31, 2025. Pursuant to the Support Agreement among Fortress, Checkpoint and Sun Pharma (see Note 3), Fortress waived its right to receive any equity fee with respect to any equity issuances by Checkpoint (including those resulting from warrant exercises) that were effected subsequent to March 9, 2025, the date on which the Merger Agreement was executed.

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

Pursuant to the Company’s Founders Agreement with Avenue, Avenue issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, Avenue issued 23,474 shares of common stock to Fortress for the six months ended June 30, 2025.

Mustang 2024 Shelf Registration Statement and At-the-Market Offering

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of June 30, 2026, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the six months ended June 30, 2026, Mustang did not issue any shares in connection with its ATM agreement. For the six months ended June 30, 2025, Mustang issued approximately 54,000 shares through the Mustang ATM for net proceeds of approximately $0.6 million.

Mustang February 2025 Equity Offering

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock, (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants (the “Series C-2 Warrants”) to purchase up to 2,657,807 shares of common stock. Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and expired when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 Warrants expire five years from the date of stockholder approval and the Series C-2 Warrants expire twenty-four months from the date of stock-holder approval. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds from the exercise of the Warrants, was approximately $6.8 million.

Pursuant to the Company’s Founders Agreement with Mustang, Mustang issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the equity offering and ATM sales noted above. Accordingly, Mustang issued 67,806 shares of common stock to Fortress for the six months ended June 30, 2025.

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

In August 2025, Journey executed a new At Market Issuance Sales Agreement (the “Journey 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC (each, an “Agent” and together, the “Agents”) replacing the previous December 30, 2022 At Market Issuance Sales Agreement with B. Riley (the “Journey 2022 ATM Sales Agreement”). In accordance with the terms of the Journey 2025 ATM Sales Agreement, Journey may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal.

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

During the six months ended June 30, 2026, Journey did not issue any shares in connection with its ATM agreement. For the six months ended June 30, 2025, Journey issued approximately 0.8 million shares under the Journey 2022 ATM Sales Agreement for gross proceeds of approximately $4.1 million.

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

For the six months ended June 30, 2026, the Company continued to recognize lease expense under the original lease agreement and recognized sublease income from the sublease commencement date of March 15, 2026. Sublease income is recognized on a straight-line basis over the sublease term. The Company has elected to present sublease income as a reduction of lease expense within the condensed consolidated statement of operations.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

During the three and six months ended June 30, 2026 and 2025, the Company recorded the following as lease costs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

($ in thousands)	2026	2025	2026	2025
Lease Cost
Operating lease cost	$707	$728	$1,421	$1,476
Shared lease costs	(422)	(525)	(957)	(1,059)
Variable lease cost	67	76	142	265
Sublease income	(544)	—	(634)	—
Total lease expense	$(192)	$279	$(28)	$682

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Operating cash flows from operating leases	$(1,559)	$(1,629)
Weighted-average remaining lease term – operating leases (years)	3.1	3.6
Weighted-average discount rate – operating leases	6.2%	6.1%

Future Lease
($ in thousands)	Liability
Remainder of 2026	$1,493
Year ended December 31, 2027	3,127
Year ended December 31, 2028	3,235
Year ended December 31, 2029	3,063
Year ended December 31, 2030	3,056
Other	2,058
Total operating lease liabilities	16,032
Less: present value discount	(2,318)
Net operating lease liabilities, short-term and long-term	$13,714

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

15. Related Party Transactions

Founders Agreement

The Company has entered into Founders Agreements and, in some cases, exchange agreements, with certain of its subsidiaries and partner companies as described in the 2025 Form 10-K. The following table summarizes, by partner company/subsidiary, the effective date of the Founders Agreements and Payment-in-Kind (“PIK”) dividend or equity fee payable to the Company in accordance with the terms of the Founders Agreements, exchange agreements, and the subsidiaries' or partner companies’ certificates of incorporation:

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies/subsidiaries as described in the 2025 Form 10-K. The following table summarizes the effective date of each MSA and the annual consulting fee payable by the partner company/subsidiary to the Company in quarterly installments:

Partner Company/Subsidiary	Effective Date	Annual MSA Fee (Income)/Expense
Avenue	February 17, 2015	$500
Cellvation	October 31, 2016	500
Checkpoint[1]	March 17, 2015	0
Cyprium	March 13, 2017	500
Helocyte	March 20, 2015	500
LemmaTx[2]	February 11, 2026	442
Mustang	March 13, 2015	500
Oncogenuity	February 10, 2017	500
Urica	November 7, 2017	500
Fortress		(3,942)
Consolidated (Income)/Expense		$—

Note 1:Checkpoint was acquired by Sun Pharma in May 2025 (see Note 3).

Note 2:LemmaTx’s MSA fee for the year ended December 31, 2026 is pro-rated for the 2026 effective date of its MSA.

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

Shared Services Agreement with TG Therapeutics, Inc. (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the agreement, TGTX reimbursed the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX-related projects. In connection with the shared services agreement, for the three and six months ended June 30, 2025, the Company invoiced TGTX $0.4 million and $0.5 million, respectively, related to this arrangement. There was no amount invoiced to TGTX under this arrangement in 2026.

Desk Share Agreement with TGTX

The Desk Share Agreement between the Company and TGTX, as amended, required TGTX to pay 65% of the average annual rent for the Company’s New York, NY office space. For the three and six months ended June 30, 2025, the Company had recognized $0.7 million and $1.4 million, respectively, in lease costs, recorded in selling, general and administrative expense in the condensed consolidated statement of operations, and invoiced TGTX approximately $0.5 million and $0.9 million, respectively, for TGTX’s prorated share of the rent base.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On March 15, 2026, the Company and TGTX entered into an amendment to the Desk Share Agreement agreeing to an equal allocation of the costs associated with the New York, NY lease during the term of the sublease (see Note 14) to the extent the costs are not reimbursed or otherwise paid by the subtenant under the sublease agreement. For the three and six months ended June 30, 2026, the Company recognized $0.7 million and $1.4 million, respectively, in lease costs, recorded in selling, general and administrative expense in the condensed consolidated statement of operations, and nil and $0.7 million in capitalized sublease costs, recorded to other assets on the Company’s condensed consolidated balance sheet. In connection with the amended desk share agreement, for the three and six months ended June 30, 2026, the Company invoiced TGTX approximately $0.4 million and $1.1 million, respectively, for TGTX’s proportionate share of these lease costs. At June 30, 2026, there was $0.5 million due from TGTX related to the amended desk share agreement, recorded to other receivables – related party on the Company’s condensed consolidated balance sheet.

Cyprium Debt Conversion Agreement and Promissory Note Payoff

On January 26, 2026, the Company entered into a Debt Conversion Agreement with Cyprium, whereby the Company agreed to convert $5.0 million of a total of $11.7 million owed by Cyprium under a promissory note, as amended, into approximately 2.5 million newly issued common shares of Cyprium. In March 2026, subsequent to the closing of the PRV sale (see Note 3), Cyprium made payments to the Company of the outstanding balances under the intercompany note, including accrued interest and accrued expenses owed to the Company.

Board Services Agreement

In December 2016, Checkpoint entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement with Checkpoint to Hawkins BioVentures, LLC, also owned by Michael Weiss. For the five months ended May 31, 2025, Checkpoint recognized $0.2 million, in expense related to the advisory agreement, including expenses related to annual equity incentive grants. As Checkpoint was deconsolidated in May 2025 (see Note 3) there was no comparative expense in 2026.

In January 2017, Mustang entered into an advisory agreement effective January 1, 2017 with Caribe to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended June 30, 2026 and 2025, Mustang recognized approximately $15,000 and $15,000, respectively, in expenses related to the advisory agreement, and for the six months ended June 30, 2026 and 2025, Mustang recognized approximately $30,000 and $30,000, respectively, in expense related to the advisory agreement.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended June 30, 2026 and 2025, the Company’s employees have provided services to Journey totaling approximately $12,000 and $10,000, respectively. For the six months ended June 30, 2026 and 2025, the Company’s employees have provided services to Journey totaling approximately $25,000 and $22,000, respectively. At June 30, 2026, the Company’s total related party receivable due from Journey was $0.4 million, and primarily relates to reimbursable expenses incurred by Fortress on behalf of Journey.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

16. Segment Information

The Company’s reportable segments for operating income (loss) for the three and six months ended June 30, 2026 and 2025 consist of the following ($ in thousands):

Three Months Ended June 30, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Product revenue, net	$17,839	$—	$—	$—	$17,839
Other revenue	671	—	—	208	879
Net revenue	18,510	—	—	208	18,718

Cost of goods	6,143	—	—	—	6,143
Intangible assets amortization	969	—	—	—	969
Research and development	54	247	224	280	805
Selling, general and administrative	10,888	460	946	8,513	20,807
Total operating expenses	18,054	707	1,170	8,793	28,724
Income (loss) from operations	456	(707)	(1,170)	(8,585)	(10,006)

Interest income	154	17	98	1,312	1,581
Interest expense and financing fee	(906)	—	—	(570)	(1,476)
Gain from deconsolidation of subsidiary	—	—	—	82	82
Other income (expense)	(1)	—	—	10,742	10,741
Total other income (expense)	(753)	17	98	11,566	10,928
Income (loss) before income tax expense	(297)	(690)	(1,072)	2,981	922

Income tax expense	15	—	—	305	320
Segment net income (loss)	$(312)	$(690)	$(1,072)	$2,676	$602
Attributable to non-controlling interests					(1,070)
Net loss attributable to Fortress					$(468)

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.

Three Months Ended June 30, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Intersegment activity[2]:
Research and development	$—	$63	$63	$(125)	$—
Selling, general and administrative	$—	$63	$63	$(125)	$—

Other Significant Items:
Change in fair value of equity method investment accounted for at fair value within other income	$—	$—	$—	$10,745	$10,745
Segment assets	$98,356	$1,976	$15,613	$200,770	$316,715
Stock-based compensation - Research & development	$—	$15	$—	$20	$35
Stock-based compensation - Selling, general and administrative	$1,437	$46	$21	$1,339	$2,843

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.
Note 2:	Segment activity consists of MSA fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended June 30, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Product revenue, net	$15,009	$—	$—	$—	$—	$15,009
Other revenue	—	1,404	—	—	—	1,404
Net revenue	15,009	1,404	—	—	—	16,413

Cost of goods	4,939	—	—	—	—	4,939
Intangible assets amortization	1,064	—	—	—	—	1,064
Research and development	—	192	6,986	98	850	8,126
Selling, general and administrative	11,942	915	19,902	787	5,211	38,757
Total operating expenses	17,945	1,107	26,888	885	6,061	52,886
Income (loss) from operations	(2,936)	297	(26,888)	(885)	(6,061)	(36,473)

Interest income	138	31	89	123	241	622
Interest expense and financing fee	(937)	—	—	—	(1,581)	(2,518)
Gain (loss) on common stock warrant liabilities	—	1	(46)	—	(305)	(350)
Gain from deconsolidation of subsidiary	—	—	—	—	27,127	27,127
Other expense	(61)	—	(1)	—	—	(62)
Total other income (expense)	(860)	32	42	123	25,482	24,819
Segment net income (loss)	$(3,796)	$329	$(26,846)	$(762)	$19,421	$(11,654)
Net loss attributable to NCI						27,140
Net income attributable to Fortress						$15,486

Note 1:	Checkpoint results for two months ended May 31, 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).
Note 2:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.

Three Months Ended June 30, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Intersegment activity[3]:
Research and development	$—	$63	$—	$63	$(125)	$—
Selling, general and administrative	$—	$63	$83	$63	$(208)	$—

Other Significant Items:
Segment assets	$81,158	$4,161	$—	$13,046	$61,529	$159,895
Stock-based compensation - Research & development	$—	$31	$4,093	$—	$627	$4,751
Stock-based compensation - Selling, general and administrative	$1,336	$144	$8,048	$45	$2,469	$12,042

Note 1:	Checkpoint results for two months ended May 31, 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).
Note 2:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.
Note 3:	Segment activity consists of MSA fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Product revenue, net	$33,760	$—	$—	$—	$33,760
Other revenue	711	—	—	285	996
Net revenue	34,471	—	—	285	34,756

Cost of goods - (excluding amortization of acquired intangible assets)	12,361	—	—	—	12,361
Amortization of acquired intangible assets	2,095	—	—	—	2,095
Research and development	54	447	402	442	1,345
Selling, general and administrative	20,997	974	1,826	12,902	36,699
Total operating expenses	35,507	1,421	2,228	13,344	52,500
Loss from operations	(1,036)	(1,421)	(2,228)	(13,059)	(17,744)

Interest income	311	35	201	1,604	2,151
Interest expense and financing fee	(1,798)	—	—	(3,047)	(4,845)
Gain on sale of priority review voucher, net of expenses	—	—	—	158,873	158,873
Change in fair value of partner company derivative liability	—	—	—	(7,085)	(7,085)
Gain (loss) on common stock warrant liabilities	—	1	—	—	1
Gain from deconsolidation of subsidiary	—	—	—	82	82
Other income (expense)	(4)	—	—	11,787	11,783
Total other income (expense)	(1,491)	36	201	162,214	160,960
Income (loss) before income tax expense	(2,527)	(1,385)	(2,027)	149,155	143,216

Income tax expense	15	—	—	5,437	5,452
Segment net income (loss)	$(2,542)	$(1,385)	$(2,027)	$143,718	$137,764
Attributable to non-controlling interests					(27,859)
Net income attributable to Fortress					$109,905

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.

Six Months Ended June 30, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Intersegment activity[2]:
Research and development	$—	$125	$125	$(250)	$—
Selling, general and administrative	$—	$125	$125	$(250)	$—
Other Significant Items:
Change in fair value of equity method investment accounted for at fair value within other income	$—	$—	$—	$11,791	$11,791
Segment assets	$98,356	$1,976	$15,613	$200,770	$316,715
Stock-based compensation - Research & development	$—	$29	$—	$31	$60
Stock-based compensation - Selling, general and administrative	$2,426	$93	$43	$2,012	$4,574

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.
Note 2:	Segment activity consists of MSA fees paid by the subsidiaries to Fortress (see Note 15).

Six Months Ended June 30, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Product revenue, net	$28,148	$—	$—	$—	$—	$28,148
Other revenue	—	1,404	—	—	—	1,404
Net revenue	28,148	1,404	—	—	—	29,552

Cost of goods	9,729	—	—	—	—	9,729
Intangible assets amortization	2,129	—	—	—	—	2,129
Research and development	39	603	10,775	(866)	1,509	12,060
Selling, general and administrative	22,511	2,408	27,263	2,004	10,238	64,424
Total operating expenses	34,408	3,011	38,038	1,138	11,747	88,342
Loss from operations	(6,260)	(1,607)	(38,038)	(1,138)	(11,747)	(58,790)

Interest income	287	62	90	223	450	1,112
Interest expense and financing fee	(1,828)	—	—	—	(3,496)	(5,324)
Gain (loss) on common stock warrant liabilities	—	16	(108)	—	(305)	(397)
Gain from deconsolidation of subsidiary	—	—	—	—	27,127	27,127
Other expense	(68)	—	(3)	—	(2)	(73)
Total other income (expense)	(1,609)	78	(21)	223	23,774	22,445
Segment net income (loss)	$(7,869)	$(1,529)	$(38,059)	$(915)	$12,027	$(36,345)
Net loss attributable to NCI						41,247
Net income attributable to Fortress						$4,902

Note 1:	Checkpoint results for five months ended May 31, 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).
Note 2:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.

Six Months Ended June 30, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Intersegment activity[3]:
Research and development	$—	$125	$—	$125	$(250)	$—
Selling, general and administrative	$—	$179	$261	$341	$(573)	$—
Other Significant Items:
Segment assets	$81,158	$4,161	$—	$13,046	$61,529	$159,895
Stock-based compensation - Research & development	$—	$71	$4,782	$(11)	$1,251	$6,093
Stock-based compensation - Selling, general and administrative	$2,659	$289	$9,315	$94	$4,632	$16,989

Note 1:	Checkpoint results for five months ended May 31, 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).
Note 2:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.
Note 3:	Segment activity consists of MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

17. Revenues from Contracts and Significant Customers

Disaggregation of Net Revenue

Journey has the following actively marketed products: Emrosi, Qbrexza, Amzeeq, Zilxi, Accutane, Exelderm, Targadox, Luxamend, and Eurax. All of Journey’s product revenues are recorded in the U.S.

The table below summarizes the Company’s net revenue for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Emrosi	$8,074	$2,795	$14,326	$4,865
Qbrexza	5,114	6,949	10,142	12,110
Accutane	3,358	3,395	6,672	7,050
Foam franchise products (Amzeeq & Zilxi)	941	1,135	1,991	2,661
Other / legacy product revenue	232	735	509	1,462
Eurax	120	—	120	—
Other revenue	879	1,404	996	1,404
Total net revenue	$18,718	$16,413	$34,756	$29,552

Other revenue for the three months ended June 30, 2026 consists of $0.7 million recognized by Journey related to the Cutia Agreement (see Note 8), including $36,000 recognized in royalties on sales of Amzeeq by Cutia, and royalty revenue of $0.2 million recognized by Cyprium related to sales of ZYCUBO (see Note 3).

Other revenue for the six months ended June 30, 2026 consisted of $0.7 million recognized by Journey related to the Cutia Agreement (see Note 8), including $0.1 million recognized in royalties on sales of Amzeeq by Cutia, and royalty revenue of $0.3 million recognized by Cyprium related sales of ZYCUBO (see Note 3).

Other revenue for the three and six months ended June 30, 2025 consisted of revenue recognized by Avenue related to the AJ201 license termination and program transfer (see Note 8).

Significant Customers

For the three and six months ended June 30, 2026 and 2025, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At June 30, 2026 and December 31, 2025, none of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance.

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

Income tax expense for the three and six months ended June 30, 2026 and 2025 is based on the estimated annual effective tax rate, and includes discrete tax impact primarily driven by 2026 federal and state income taxes related to the gain on sale of the PRV. For the three months ended June 30, 2026, the Company is recognizing income tax expense of $0.3 million on a pre-tax income of $0.9 million, resulting in an effective tax rate of 36.3%. The effective rate for the three months ended June 30, 2026 varies from the annual estimated effective tax rate for 2026 due to low quarterly pre-tax losses relative to the expected full year pre-tax book income, driven by the gain on sale of PRV recognized in the three months ended March 31, 2026. For the six months ended June 30, 2026, the Company is recognizing income tax expense of $5.5 million on pre-tax income of $143.2 million, resulting in an effective tax rate of 3.8%. The Company expects a net deferred tax asset with a full valuation allowance and a 3.9% estimated annual effective tax rate for 2026. For the three and six months ended June 30, 2025, the Company recognized no income tax expense resulting in an effective tax rate of 0%.

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

Overview

Fortress Biotech, Inc. (“Fortress” or the “Company”) is a biopharmaceutical company focused on acquiring and advancing assets to enhance long-term value for shareholders through product revenue, equity holdings and dividend and royalty income. Fortress works in concert with its extensive network of key opinion leaders to identify and evaluate promising products and product candidates for potential acquisition. We have executed such arrangements in partnership with some of the world’s foremost universities, research institutes and pharmaceutical companies, including City of Hope National Medical Center (“COH” or “City of Hope”), Dana-Farber Cancer Institute, Nationwide Children’s Hospital, Columbia University, the University of Pennsylvania, AstraZeneca plc, Dr. Reddy’s Laboratories, Ltd. (“DRL”), and Sun Pharmaceutical Industries Limited (“Sun Pharma”).

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

Recent Events

Revenue Portfolio

●	For the three months ended June 30, 2026 and 2025, net revenue was $18.7 million and $16.4 million, respectively, and is primarily related to the sale of Journey’s marketed products.
●	For the three months ended June 30, 2026, net revenue included $0.7 million related to Journey’s supply of Amzeeq to Cutia Therapeutics (HK) Limited (“Cutia”), and $0.2 million in Cyprium’s royalty revenue from ZYCUBO. Other revenue for the three months ended June 30, 2025 consists of revenue recognized by Avenue related to the AJ201 license termination and program transfer.
●	For the six months ended June 30, 2026 and 2025, net revenue was $34.8 million and $29.6 million, respectively, and is primarily related to the sale of Journey’s marketed products.
●	For the six months ended June 30, 2026, net revenue included $0.7 million in royalties related to Journey’s supply of Amzeeq to Cutia, and $0.3 million in Cyprium’s royalty revenue from sales of ZYCUBO. Other revenue for the six months ended June 30, 2025 consists of revenue recognized by Avenue related to the AJ201 license termination and program transfer.

Emrosi (Minocycline Hydrochloride Modified Release Capsules, 40 mg, also known as DFD-29, for the treatment of rosacea)

●	In April 2026, our partner company Journey announced that approximately 85% of all commercial lives in the United States have access to Emrosi (Minocycline Hydrochloride Modified Release Capsules, 10mg immediate release and 30mg extended release) after contracting with a third major group purchasing organization.
●	In November 2024, Journey announced that the FDA approved Emrosi for the treatment of inflammatory lesions of rosacea in adults, and Journey subsequently launched Emrosi in March 2025.
●	Emrosi was developed for the treatment of rosacea at our partner company, Journey, in collaboration with DRL.

Commercial and Approved Products

ZYCUBO (copper histidinate for Menkes disease, formerly known as CUTX-101)

●	On January 13, 2026, we announced the FDA approved ZYCUBO (copper histidinate, also referred to as CUTX-101) for the treatment of Menkes disease in pediatric patients. A priority review voucher (“PRV”) was issued in connection with FDA approval and, pursuant to the transaction with Sentynl, was transferred to Cyprium. On February 22, 2026, Cyprium entered into a definitive asset purchase agreement pursuant to which Cyprium agreed to sell the PRV for $205 million, which was paid upon the closing of the sale as announced on March 30, 2026.
●	Cyprium is eligible to receive up to $128 million in aggregate sales milestones and tiered royalties on net sales of ZYCUBO ranging from 3% to 12.5% on annual net sales. For the six months ended June 30, 2026, Cyprium recognized $0.3 million in royalty revenue on net sales of ZYCUBO.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

UNLOXCYT (cosibelimab-ipdl, anti-PD-L1 antibody)

●	In May 2025, our partner company, Checkpoint, was acquired by Sun Pharma for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval of Checkpoint’s principal drug product candidate. Fortress received $28.0 million, and is eligible to receive up to $4.8 million upon achievement of the milestone provided for in the contingent value right.
●	Sun Pharma pays Fortress a 2.5% royalty on net sales of UNLOXCYT. For the six months ended June 30, 2026, Fortress recognized $0.1 million in royalty income on net sales of UNLOXCYT.
●	On December 13, 2024, Checkpoint received approval from the FDA for UNLOXCYT (cosibelimab-ipdl), for the treatment of metastatic or locally advanced cutaneous squamous cell carcinoma in adults who are not candidates for curative surgery or radiation.
●	Cosibelimab was sourced by Fortress and developed at Checkpoint, which was acquired by Sun Pharma in May 2025.

Late Stage Product Candidates

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress for an upfront payment of approximately $135 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which, together with the upfront payment, would total up to approximately $182 million.
●	There are two ongoing global Phase 3 pivotal studies of CAEL-101 (also known as anselamimab) for Mayo Stage IIIa and Mayo Stage IIIb amyloid light-chain amyloidosis (“AL amyloidosis”), known as Cardiac Amyloid Reaching for Extended Survival (“CARES”) (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	On July 16, 2025, AstraZeneca announced an update from its CARES Phase 3 clinical program showing that anselamimab did not achieve statistical significance for the primary endpoint compared to placebo in patients with Mayo stages IIIa and IIIb AL amyloidosis. The primary endpoint was defined as a hierarchical combination of time to all-cause mortality (“ACM”) and frequency of cardiovascular hospitalizations (“CVH”). All patients in the clinical program received background standard of care for plasma cell dyscrasia. AstraZeneca stated that anselamimab showed highly clinically meaningful improvement in time to ACM and frequency of CVH in a prespecified subgroup of patients, compared to placebo (although AstraZeneca did not further characterize this subgroup). AstraZeneca also reported that anselamimab was well tolerated, with the majority of events balanced between the anselamimab treatment arm and the placebo arm. AstraZeneca has disclosed that regulatory applications for approval are under review in Japan and by the European Medicines Agency.
●	CAEL-101 was sourced by Fortress and was developed by Caelum (founded by Fortress) until the acquisition by AstraZeneca of Caelum in October 2021.

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In July 2026, Urica announced that Crystalys Therapeutics, Inc. (“Crystalys”), in which Urica maintains an equity position, closed a $130 million Series B financing to support the late-stage global clinical development and commercialization preparation of dotinurad. After the Series B financing, Urica holds approximately 10% of Crystalys’ outstanding equity.
●	In May 2026, Crystalys announced the first patients were dosed in a randomized, double-blind, placebo-controlled, multicenter Phase 2 trial (ClinicalTrials.gov identifier: the AMETHYST study (NCT07535034)), evaluating dotinurad for the treatment of gout in participants who are intolerant to xanthine oxidase inhibitors or have failed uricase treatment.
●	In October 2025, Urica announced that Crystalys closed a $205 million Series A financing to support the advancement of global Phase 3 clinical studies evaluating dotinurad for the treatment of gout.
●	Also in October 2025, Urica announced the first patients were dosed in two randomized, double-blind, multicenter global Phase 3 trials (ClinicalTrials.gov identifiers: the RUBY study (NCT07089875) and the TOPAZ study (NCT07089888)) evaluating dotinurad for the treatment of gout.
●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys. Crystalys is a Delaware corporation founded in 2023 and seeded by leading life sciences institutional investors. Under the Transaction Documents, Urica transferred substantially all intellectual property rights in dotinurad to Crystalys. In return, Crystalys issued to Urica shares of its common stock, granted certain anti-dilution rights, and also granted Urica a secured 3% royalty on future net sales of dotinurad.
●	Dotinurad was approved in Japan in 2020 and has also obtained regulatory approval in China, Philippines and Thailand.
●	Dotinurad was sourced by Fortress and was in development at our Urica subsidiary until the asset was acquired by Crystalys in July 2024.

Triplex (cytomegalovirus vaccine and immunotherapy)

●	Triplex, a potential vaccine and immunotherapy for prevention and control of cytomegalovirus (“CMV”), is currently being studied in a Phase 2 clinical trial for adults co-infected with HIV and CMV that is now fully enrolled with topline data anticipated in late 2026. The study will also evaluate whether this intervention might reduce chronic inflammation and immune activation, as compared to a placebo, and thus, potentially reduce related mortality and morbidity (NCT05099965).
●	In January 2025, we announced that the first patient was dosed in a multi-center, placebo-controlled, randomized Phase 2 clinical trial to evaluate Triplex when administered to human leukocyte antigen matched related stem cell donors to reduce CMV events in patients undergoing hematopoietic stem cell transplantation (“HSCT”). The trial is funded by a grant from the National Cancer Institute (“NCI”) (NCT06059391).

●	Triplex is currently also the subject of multiple other ongoing clinical trials, including: a Phase 1/2 trial for CMV control in pediatric recipients of HSCT (NCT03354728); a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 CAR T cell therapy for the treatment of non-Hodgkin lymphoma (NCT05432635); a Phase 2 trial for safety and effectiveness in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant (NCT02506933); a Phase 1 trial of Triplex in combination with CAR T cell therapy for adults with non-Hodgkin lymphoma (NCT05801913); and a Phase 1 trial of Triplex in combination with an allogeneic anti-CD19-CAR CMV-specific T cell therapy for adults with high-risk acute lymphoblastic leukemia (NCT06735690).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

Early Stage Product Candidates

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In November 2024, Mustang announced that the FDA granted Orphan Drug Designation to Mustang for MB-108, an HSV-1 oncolytic virus, for the treatment of malignant glioma. In July 2025, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-101 for the treatment of recurrent diffuse and anaplastic astrocytoma (astrocytomas) and glioblastoma.
●	In March 2024, data from the Phase 1 trial evaluating MB-101 IL13Rα2-targeted CAR T-cells in high-grade glioma were published in Nature Medicine. MB-101 was well tolerated, and 50% of patients achieved stable disease or better, with two partial responses and two complete responses in high grade glioma patients. The two patients who achieved complete response both had high levels of intratumoral CD3+ T-cells pre-therapy (i.e., “hot” tumors), and their responses lasted 7.5 and 66+ months, respectively. In the cohort with dual intratumoral (ICT)/intraventricular (ICV) delivery and an optimized manufacturing process there was a ~70% improvement in median overall survival (10.2 months) compared to the expected survival rate of six months in this patient population.
●	Mustang is currently exploring with COH an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the fourth quarter of 2026.
●	MB-101, MB-108, and MB-109 are currently in development at our partner company, Mustang.

ATX-04 (selective β2-adrenergic agonist for Pompe disease)

●	In February 2026, Avenue entered into a license agreement with Duke University, whereby Avenue obtained an exclusive worldwide license from Duke to certain patents and know-how pertaining to ATX-04 for the treatment of lysosomal storage diseases.
●	Avenue intends to advance ATX-04 through a late-stage clinical development program leveraging existing human safety and efficacy data, with an initial focus on treating Pompe disease as an adjunct to enzyme replacement therapy.
●	ATX-04 is currently in development at our partner company, Avenue.

FB-606 (sarcolemmal membrane stabilizer for Duchenne Muscular Dystrophy)

●	In February 2026, Fortress contributed internally developed intellectual property for FB-606 to LemmaTx, a controlled subsidiary of Fortress, to advance the development of FB-606 as a potential membrane stabilizer for patients with Duchenne muscular dystrophy.
●	FB-606 was sourced by Fortress and is currently in development at our subsidiary company, LemmaTx.

Other Product Candidates

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In April 2025, Avenue and AnnJi entered into a License Termination and Program Transfer Agreement, pursuant to which the license agreement and related agreements were terminated and the program was returned to AnnJi, with AnnJi paying $1.6 million net of withholding to Avenue. Avenue is eligible to receive milestone payments, royalties on AJ201, and sublicensing revenue from AnnJi.
●	AJ201 was sourced by Fortress and was previously in development at our partner company, Avenue.

BAER-101 (GABAA α2/3 positive allosteric modulator)

●	In November 2025, Avenue announced it had entered into an agreement for Baergic to be acquired by Axsome, including the global rights to BAER-101 (also known as AZD7325), a novel oral GABAA α2,3 subtype-selective receptor positive allosteric modulator. BAER-101 was originally licensed by Baergic from AstraZeneca AB and will be referred to as AXS-17 by Axsome going forward. Axsome intends to evaluate AXS-17 as a potential treatment for epilepsy.
●	Avenue is eligible to receive approximately 74% of all future payments and royalties payable to the former stockholders of Baergic including development and commercial milestones and a tiered mid-to-high single-digit royalty on potential global net sales of AXS-17.
●	BAER-101 was sourced by Fortress and was in development at Baergic, a majority-owned subsidiary of Avenue, until its sale to Axsome in November 2025.

General Corporate

●	In March 2026, the Company and Cyprium announced the closing of the sale of Cyprium’s PRV for $205 million in gross proceeds. In connection with the sale of the PRV, the Company made payments to Oaktree comprising: $14.5 million in principal and $0.1 million in Yield Protection Premium. At June 30, 2026, the outstanding principal balance of the 2024 Oaktree Note was $15.0 million.
●	For the six months ended June 30, 2026, the Company received gross proceeds of $1.2 million from warrant exercises.
●	In February 2026, Fortress entered into a sublease agreement for all of its leased office space in New York, NY expiring in August 2031 concurrent with the base lease. Under the sublease agreement the Company expects to receive approximately $11.9 million in aggregate base rent payments over the term of the sublease. For the three and six months ended June 30, 2026, the Company recognized sublease income of $0.5 million and $0.6 million, respectively. The Company remains primarily liable for the obligations under the original lease.
●	In February 2026, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement dated July 25, 2024 (the “2024 Oaktree Agreement”) by and among Fortress Biotech, Inc., the lenders from time to time party thereto, and Oaktree Fund Administration, LLC (“Oaktree”) whereby certain financial covenants and their applicable thresholds were modified.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2025 other than the following:

Contingent Consideration

The Company accounts for rights to contingent consideration received in connection with the disposal of a business as contingencies that are not recognized before realization. Sales-based contingent consideration is recognized when the underlying qualifying sales have occurred, the Company has an enforceable right to payment, and the amount is realized or realizable and determinable. Amounts recognized are presented as other income because they represent additional consideration from the disposal.

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

The following table summarizes the Company’s ownership of the issued and outstanding common and preferred shares in certain consolidated Fortress subsidiaries as of the date indicated:

June 30,
Partner Company/Subsidiary	2026
Avenue (OTCID: ATXI)	13.4%
Cellvation	80.0%
Checkpoint[1]	—%
Cyprium	80.4%
Helocyte	83.8%
Journey (Nasdaq: DERM)	35.7%
LemmaTx	100.0%
Mustang (Nasdaq: MBIO)	8.0%
Oncogenuity	74.4%
Urica	70.4%

Note 1:Checkpoint was acquired in May 2025 by Sun Pharma.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$17,839	$15,009	$2,830	19%
Other revenue	879	1,404	(525)	(37)%
Net revenue	18,718	16,413	2,305	14%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	6,143	4,939	1,204	24%
Amortization of acquired intangible assets	969	1,064	(95)	(9)%
Research and development	805	8,126	(7,321)	(90)%
Selling, general and administrative	20,807	38,757	(17,950)	(46)%
Total operating expenses	28,724	52,886	(24,162)	(46)%
Loss from operations	(10,006)	(36,473)	26,467	(73)%

Other income (expense)
Interest income	1,581	622	959	154%
Interest expense and financing fee	(1,476)	(2,518)	1,042	41%
Loss on common stock warrant liabilities	—	(350)	350	100%
Gain from deconsolidation of subsidiary	82	27,127	(27,045)	(100)%
Other income (expense)	10,741	(62)	10,803	17,424%
Total other income	10,928	24,819	(13,891)	(56)%
Income (loss) before income tax expense	922	(11,654)	12,576	108%

Income tax expense	320	—	320	100%
Net income (loss)	602	(11,654)	12,256	105%

Attributable to non-controlling interests	(1,070)	27,140	(28,210)	(104)%
Net income (loss) attributable to Fortress	$(468)	$15,486	$(15,954)	(103)%

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$17,839	$15,009	$2,830	19%
Other revenue	879	1,404	(525)	(37)%
Net revenue	$18,718	$16,413	$2,305	14%

For the three months ended June 30, 2026, we generated $17.8 million of net product revenue related to the sale of Journey’s branded and generic products as compared to $15.0 million for the three months ended June 30, 2025. The $2.8 million, or 19%, increase is primarily driven by sales of Emrosi in the second quarter of 2026 of $8.1 million compared to $2.8 million in the second quarter of 2025. Journey launched Emrosi in the first quarter of 2025. This is partially offset by a decrease in sales of Qbrexza of $1.8 million primarily due to coverage mix and a decrease in sales of Journey’s legacy products of $0.5 million due to continued generic competition.

Other revenue for the three months ended June 30, 2026 of $0.9 million consists of revenue of $0.7 million recognized by Journey related to the supply of Amzeeq to Cutia as well as sales-based royalties on Cutia’s net sales of Amzeeq, and royalties recognized by Cyprium on net sales of ZYCUBO of $0.2 million. Other revenue for the three months ended June 30, 2025 of $1.4 million consists of revenue recognized by Avenue related to the AJ201 license termination and program transfer.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$6,143	$4,939	$1,204	24%

We incurred $6.1 million and $4.9 million of costs of goods sold in connection with the sale of Journey’s branded and generic products for the three months ended June 30, 2026 and 2025, respectively. Cost of goods sold increased by $1.2 million, or 24%, driven primarily by the supply of Amzeeq to Cutia as well as an increase in royalty expense driven by the incremental net revenue recognized for Emrosi during the second quarter of 2026 as compared to the second quarter of 2025.

Amortization of acquired intangible assets

Amortization of acquired intangible assets decreased $0.1 million, or 9%, to $1.0 million for the three months ended June 30, 2026, from $1.1 million for the three months ended June 30, 2025, driven by the start of amortization on the Eurax acquired intangible asset during the first quarter of 2026, offset by the completion of amortization on the Accutane intangible asset during the first quarter of 2026.

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

For the three months ended June 30, 2026 and 2025, R&D expenses were approximately $0.8 million and $8.1 million, respectively, a decrease of $7.3 million, or 90%. The table below provides a summary of research and development by entity, for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Research & development
Fortress[1]	$280	$850	$(570)	(67)%
Avenue	247	192	55	29%
Checkpoint[2]	—	6,986	(6,986)	(100)%
JMC	54	—	54	100%
Mustang	224	98	126	129%
Total research and development expense	$805	$8,126	$(7,321)	(90)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

R&D expense at Checkpoint decreased $7.0 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Fortress in R&D expenses of $0.6 million, or 67%, is primarily related to the decrease in stock-based compensation expense of $0.6 million due to the vesting of grants under the Fortress Biotech, Inc. Long Term Incentive Plan (“LTIP”) in 2025. The increase in R&D expenses of $0.1 million, or 129%, at Mustang is attributed to the settlement of aged payables in 2025 and an increase in personnel-related expenses in the three months ended June 30, 2026.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - research & development
Fortress[1]	$20	$627	$(607)	(97)%
Avenue	15	31	(16)	(51)%
Checkpoint[2]	—	4,093	(4,093)	(100)%
Total stock-based compensation expense - research and development	$35	$4,751	$(4,716)	(99)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation recorded in R&D expense of $4.7 million, or 99%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 is attributed to the decrease at Checkpoint of $4.1 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease in stock compensation at Fortress of $0.6 million, or 97%, is due to vesting of grants under the LTIP in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Selling, general & administrative
Fortress[1]	$8,513	$5,211	$3,302	63%
Avenue	460	915	(455)	(50)%
Checkpoint[2]	—	19,902	(19,902)	(100)%
JMC	10,888	11,942	(1,054)	(9)%
Mustang	946	787	159	20%
Total selling, general & administrative expense	$20,807	$38,757	$(17,950)	(46)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the three months ended June 30, 2026, the decrease in selling, general and administrative expenses of $18.0 million, or 46%, is primarily attributable to the decrease of $19.9 million, or 100%, at Checkpoint due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Journey of $1.1 million, or 9%, is due to a reduction in Emrosi launch costs from the prior year quarter. The decrease at Avenue of $0.5 million, or 50%, was primarily due to a $0.3 million decrease in personnel-related costs and a $0.1 million decrease in professional fees. The increase of $3.3 million, or 63%, at Fortress is due to an increase of $3.1 million in personnel-related expenses and professional fees incurred at Cyprium and an increase of $0.2 million at LemmaTx. The increase at Mustang of $0.2 million, or 20%, is primarily attributed to a $0.2 million increase in personnel-related expenses.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$1,339	$2,469	$(1,130)	(46)%
Avenue	46	144	(98)	(68)%
Checkpoint[2]	—	8,048	(8,048)	(100)%
JMC	1,437	1,336	101	8%
Mustang	21	45	(24)	(53)%
Total stock-based compensation expense - selling, general and administrative	$2,843	$12,042	$(9,199)	(76)%
Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation recorded in selling, general and administrative expenses of $9.2 million, or 76%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, is primarily attributed to the decrease at Checkpoint of $8.0 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma, and the decrease at Fortress of $1.1 million, or 46%, due to the vesting of grants under the LTIP in 2025.

Other income (expense)

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Other income (expense)
Interest income	$1,581	$622	$959	154%
Interest expense and financing fee	(1,476)	(2,518)	1,042	41%
Gain (loss) on common stock warrant liabilities	—	(350)	350	100%
Gain from deconsolidation of subsidiary	82	27,127	(27,045)	(100)%
Other income	10,741	(62)	10,803	17,424%
Total other income	$10,928	$24,819	$(13,891)	(56)%

Total other income decreased $13.9 million, or 56%, from $24.8 million for the three months ended June 30, 2025 to $10.9 million for the three months ended June 30, 2026. Included in income for the three months ended June 30, 2026 is an increase in the fair value of Urica’s investment in Crystalys of $10.7 million, and $0.1 million in UNLOXCYT royalties recognized by Fortress as royalty income (contingent consideration). Included in income for the three months ended June 30, 2025 is the gain on deconsolidation of subsidiary of $27.1 million recognized as a result of the sale of Checkpoint to Sun Pharma in May 2025 (see Note 3 to the unaudited condensed consolidated financial statements).

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$33,760	$28,148	$5,612	20%
Other revenue	996	1,404	(408)	(29)%
Net revenue	34,756	29,552	5,204	18%

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	12,361	9,729	2,632	27%
Amortization of acquired intangible assets	2,095	2,129	(34)	(2)%
Research and development	1,345	12,060	(10,715)	(89)%
Selling, general and administrative	36,699	64,424	(27,725)	(43)%
Total operating expenses	52,500	88,342	(35,842)	(41)%
Loss from operations	(17,744)	(58,790)	41,046	70%

Other income (expense)
Interest income	2,151	1,112	1,039	93%
Interest expense and financing fee	(4,845)	(5,324)	479	9%
Gain on sale of priority review voucher, net of expenses	158,873	—	158,873	100%
Change in fair value of partner company derivative liability	(7,085)	—	(7,085)	100%
Gain (loss) on common stock warrant liabilities	1	(397)	398	100%
Gain from deconsolidation of subsidiary	82	27,127	(27,045)	(100)%
Other income (expense)	11,783	(73)	11,856	16,241%
Total other income	160,960	22,445	138,515	617%
Income (loss) before income tax expense	143,216	(36,345)	179,561	494%

Income tax expense	5,452	—	5,452	100%
Net income (loss)	137,764	(36,345)	174,109	479%

Attributable to non-controlling interests	(27,859)	41,247	(69,106)	(168)%
Net income attributable to Fortress	$109,905	$4,902	$105,003	2,142%

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$33,760	$28,148	$5,612	20%
Other revenue	996	1,404	(408)	(29)%
Net revenue	$34,756	$29,552	$5,204	18%

For the six months ended June 30, 2026 we generated $33.8 million of net product revenue related to the sale of Journey’s branded and generic products as compared to $28.1 million for the six months ended June 30, 2025. The $5.6 million, or 20%, increase is primarily driven by sales of Emrosi in the first half of 2026 of $14.3 million compared to $4.9 million in the first half of 2025. Journey launched Emrosi in the first quarter of 2025. This is partially offset by a decrease in sales of Qbrexza of $2.0 million primarily due to coverage mix and a decrease in sales of Journey’s legacy products of $1.0 million due to continued generic competition.

Other revenue for the six months ended June 30, 2026 of $1.0 million consists of $0.7 million recognized by Journey for the supply of Amzeeq to Cutia as well as sales-based royalties on Cutia’s net sales of Amzeeq, in each case pursuant to the Cutia Agreement, and royalties recognized by Cyprium on net sales of ZYCUBO of $0.3 million. Other revenue for the six months ended June 30, 2025 consists of revenue recognized by Avenue related to the AJ201 license termination and program transfer.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$12,361	$9,729	$2,632	27%

We incurred $12.4 million and $9.7 million of costs of goods sold in connection with the sale of Journey’s branded and generic products for the six months ended June 30, 2026 and 2025, respectively. Cost of goods sold increased by $2.6 million, or 27%, related to product sales mix, driven primarily by a $1.3 million non-cash charge related to inventory acquired in the 2021 Qbrexza acquisition as well as an increase in royalty expense driven by the incremental net revenue recognized for Emrosi.

Amortization of acquired intangible assets

Amortization of acquired intangible assets decreased by $34,000, or 2%, to $2.1 million for the six months ended June 30, 2026, from $2.1 million for the six months ended June 30, 2025, driven by the start of amortization on the Eurax acquired intangible asset during the first quarter of 2026, offset by the completion of amortization on the Accutane intangible asset during the first quarter of 2026.

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

For the six months ended June 30, 2026 and 2025, R&D expenses were approximately $1.3 million and $12.1 million, respectively, a decrease of $10.7 million, or 89%. The table below provides a summary of research and development by entity, for the periods presented:

	Six Months Ended
	June 30,		Change
($ in thousands)	2026	2025	$	%
Research & development
Fortress[1]	$442	$1,509	$(1,067)	(71)%
Avenue	447	603	(156)	(26)%
Checkpoint[2]	—	10,775	(10,775)	(100)%
Journey	54	39	15	38%
Mustang	402	(866)	1,268	146%
Total research & development expense	$1,345	$12,060	$(10,715)	(89)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

R&D expense at Checkpoint decreased $10.8 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Fortress in R&D expenses of $1.1 million, or 71%, is primarily related to the decrease in stock-based compensation expense of $1.2 million due to the vesting of grants under the LTIP in 2025, offset by $0.1 million increase in product development costs. The increase in R&D expenses of $1.3 million, or 146%, at Mustang is attributed to actions taken in 2025, including $0.8 million in one-time savings from the settlement of aged payables and the $0.4 million gain recognized on the termination of the Worcester facility lease during the first quarter of 2025, which did not reoccur to similarly offset R&D expense in 2026. R&D expense at Avenue decreased $0.2 million, or 26%, due to a $0.2 million decrease in personnel-related costs.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - research & development
Fortress[1]	$31	$1,251	$(1,220)	(98)%
Avenue	29	71	(42)	(59)%
Checkpoint[2]	—	4,782	(4,782)	(100)%
Mustang	—	(11)	11	100%
Total stock-based compensation expense - research and development	$60	$6,093	$(6,033)	(99)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation recorded in R&D expense of $6.0 million, or 99%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is attributed to the decrease at Checkpoint of $4.8 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease in stock compensation at Fortress of $1.2 million, or 98%, is due to vesting of grants under the LTIP in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Six Months Ended
	June 30,		Change
($ in thousands)	2026	2025	$	%
Selling, general & administrative
Fortress[1]	$12,902	$10,238	$2,664	26%
Avenue	974	2,408	(1,434)	(60)%
Checkpoint[2]	—	27,263	(27,263)	(100)%
Journey	20,997	22,511	(1,514)	(7)%
Mustang	1,826	2,004	(178)	(9)%
Total selling, general & administrative expense	$36,699	$64,424	$(27,725)	(43)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the six months ended June 30, 2026, the decrease in selling, general and administrative expenses of $27.7 million, or 43%, is primarily attributable to the decrease of $27.3 million, or 100%, at Checkpoint due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Journey of $1.5 million, or 7%, is due to a reduction in Emrosi launch costs from the prior period. The decrease at Avenue of $1.4 million, or 60%, was primarily due to a decrease of $0.9 million in legal expenses incurred in connection with the AJ201 license termination in 2025 (see Note 8 to the unaudited condensed consolidated financial statements), a $0.4 million decrease in personnel-related costs, and a $0.1 million decrease in professional fees. The decrease at Mustang of $0.2 million, or 9%, is primarily attributed to a $0.3 million decrease in non-cash stock-based compensation expenses, primarily related to the equity fee to Fortress, partially offset by a $0.1 million increase in personnel-related expenses. The increase of $2.7 million, or 26%, at Fortress is due to increased personnel and severance expenses of $2.1 million, Cyprium’s increased personnel-related expenses of $3.0 million and increased legal expense of $0.5 million, partially offset by decreased stock-based compensation at Fortress of $2.6 million related to fully vested LTIP grants in 2025, and decreased legal costs associated with the Checkpoint transaction in 2025.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$2,012	$4,632	$(2,620)	(57)%
Avenue	93	289	(196)	(68)%
Checkpoint[2]	—	9,315	(9,315)	(100)%
Journey	2,426	2,659	(233)	(9)%
Mustang	43	94	(51)	(54)%
Total stock-based compensation expense - selling, general and administrative	$4,574	$16,989	$(12,415)	(73)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation recorded in selling, general and administrative expenses of $12.4 million, or 73%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is primarily attributed to the decrease at Checkpoint of $9.3 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma, and the decrease at Fortress of $2.6 million, or 57%, due to the vesting of grants under the LTIP in 2025.

Other income (expense)

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Other expense
Interest income	$2,151	$1,112	$1,039	93%
Interest expense and financing fee	(4,845)	(5,324)	479	9%
Gain on sale of priority review voucher, net of expenses	158,873	—	158,873	100%
Change in fair value of partner company derivative liability	(7,085)	—	(7,085)	100%
Gain (loss) on common stock warrant liabilities	1	(397)	398	100%
Gain from deconsolidation of subsidiary	82	27,127	(27,045)	(100)%
Other income (expense)	11,783	(73)	11,856	16,241%
Total other income	$160,960	$22,445	$138,515	617%

Total other income increased $138.5 million, or 617%, from income of $22.4 million for the six months ended June 30, 2025 to income of $161.0 million for the six months ended June 30, 2026. As a result of Cyprium’s sale of its PRV in March 2026 for $205 million, Cyprium recorded a gain of approximately $158.9 million (see Note 3 to the unaudited condensed consolidated financial statements), and recognized the fair value increase of the embedded derivative liability of $7.1 million associated with the Cyprium perpetual preferred stock redemption due to the PRV sale. We also recognized an increase in the fair value of Urica’s equity interest in Crystalys of $11.8 million for the six months ended June 30, 2026 (see Note 3 to the unaudited condensed consolidated financial statements), and $0.1 million in UNLOXCYT royalties recognized by Fortress as royalty income (contingent consideration). These gains were partially offset by interest expense and financing fee expenses related to Fortress’ debt outstanding with Oaktree and Journey’s debt outstanding with SWK Funding LLC. The increase in interest income of $1.0 million is due to increased cash balances period over period.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2026, we had an accumulated deficit of $624.1 million, primarily as a result of R&D expenses, and selling, general and administrative expenses.

We fund our operations through cash on hand, the sale of debt and equity securities, third-party financings, out-licensing of drug product and drug product candidates and the sale of subsidiaries and partner companies. At June 30, 2026, we had cash and cash equivalents of $196.6 million, of which $153.8 million relates to Fortress and private subsidiaries primarily funded by Fortress, $15.1 million relates to Mustang, $25.6 million relates to Journey, and $1.9 million relates to Avenue. Restricted cash at June 30, 2026, was $1.2 million, which relates to pledges to secure letters of credit in connection with certain office leases held by Fortress.

We may require significant additional financing to fully develop and prepare regulatory filings and obtain regulatory approvals for our existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for our potential products, and sales and marketing capabilities. We have funded our operations to date primarily through the sale of equity and debt securities, third-party financings, out-licensing of drug product and drug product candidates and the sales of subsidiaries and partner companies. We believe that our current cash and cash equivalents are sufficient to fund operations for at least the twelve months following the date of filing of this Quarterly Report on Form 10-Q. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We may seek funds through equity or debt financings, joint venture or similar development collaborations, the sale of partner companies, royalty financings, or through other sources of financing. See “Item 1A. Risk Factors—Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities.”

Stock Offerings and At-The-Market Share Issuances

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of June 30, 2026, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its next Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

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

Mustang

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of June 30, 2026, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the amount of securities it can sell under its registration statements on Form S-3 in any 12-month period.

Cyprium

In July 2026, Cyprium declared a cash dividend of approximately $118.6 million, of which approximately $95.4 million was payable to Fortress.

Cash Flows

Components of cash flows from publicly-traded partner companies comprise:

	For the Six Months Ended June 30, 2026
($ in thousands)	Fortress[1]	Avenue	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$146,287	$(913)	$1,175	$(1,975)	$144,574
Investing activities	(79)	—	—	—	(79)
Financing activities	(27,537)	—	378	(141)	(27,300)
Net increase (decrease) in cash and cash equivalents and restricted cash	$118,671	$(913)	$1,553	$(2,116)	$117,195

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

	For the Six Months Ended June 30, 2025
($ in thousands)	Fortress[1]	Avenue	Checkpoint[2]	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$13,896	$(1,362)	$(53,154)	$(3,774)	$(2,729)	$(47,123)
Investing activities	6,086	—	—	—	1,165	7,251
Financing activities	(3,885)	2,094	47,310	3,762	7,382	56,663
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,097	$732	$(5,844)	$(12)	$5,818	$16,791

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The following table summarizes our consolidated cash flows during the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change
Total cash (used in)/provided by:
Operating activities	$144,574	$(47,123)	$191,697
Investing activities	(79)	7,251	(7,330)
Financing activities	(27,300)	56,663	(83,963)
Net increase (decrease) in cash and cash equivalents and restricted cash	$117,195	$16,791	$100,404

Operating Activities

Net cash provided by operating activities increased $191.7 million from the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase is due to net income of $137.8 million for the six months ended June 30, 2026 as compared to the net loss of $36.3 million for the same period in 2025, a decrease in the gain recognized on the deconsolidation of Checkpoint of $27.0 million, and a decrease of $11.9 million resulting from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $0.1 million, compared to net cash provided by investing activities for the six months ended June 30, 2025 of $7.3 million, a decrease of $7.3 million, due to the cash increase in 2025 as a result of the deconsolidation of Checkpoint, and Mustang’s $1.2 million proceeds from the sale of its held-for-sale assets related to the exit of its manufacturing facility in 2025.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $27.3 million, compared to net cash provided by financing activities for the six months ended June 30, 2025 of $56.7 million, a decrease of $84.0 million. The decrease is attributable to a decrease in proceeds from partner companies’ equity offerings and option and warrant exercises of $54.3 million, a decrease in proceeds from partner companies ATM offerings of $6.9 million, and a decrease in proceeds from Fortress ATM offerings of $1.0 million, partially offset by an increase in the payments made to Oaktree of $9.6 million, and an increase of $14.2 million in payments made for the redemption of partner company preferred shares.

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

During the six months ended June 30, 2026, there were no material changes in our contractual obligations and commitments, except our lease obligation, as described in our 2025 Form 10-K. On February 10, 2026, the Company became party to a sublease agreement with a third party to sublease all of its leased office space in New York, NY, consisting of approximately 23,000 square feet, under its existing lease with Sage Realty Corporation (the “Landlord”). The Company obtained the Landlord’s consent to the sublease, and the sublease commenced on March 15, 2026. The sublease expires on August 31, 2031.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2026, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended June 30, 2026. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings and other actions not deemed material, that are expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

At June 30, 2026, the total amount of debt outstanding, net of the debt discount, was $39.6 million. If we default on our obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, current or future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

On July 25, 2024, we, as borrower, entered into a $50.0 million senior secured credit agreement (the “2024 Oaktree Agreement”) with Oaktree Fund Administration, LLC and the lenders from time-to-time party thereto (collectively, “Oaktree”). On December 12, 2025, we entered into the First Amendment to the 2024 Oaktree Agreement (“the “Oaktree First Amendment”), which provided for, among other things, an extension of the maturity date to June 30, 2028, and an adjustment to the minimum net sales covenant. On February 22, 2026, Fortress entered into the Second Amendment to the 2024 Oaktree Agreement (the “Oaktree Second Amendment, together with the Oaktree First Amendment and the 2024 Oaktree Agreement, the “New Oaktree Agreement”). We borrowed $35.0 million under the 2024 Oaktree Agreement on the date of the agreement (the “2024 Oaktree Note”) and are eligible to draw up to an additional $15.0 million with the lenders’ consent. The New Oaktree Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the New Oaktree Agreement contains certain financial covenants, including a requirement that we maintain a minimum liquidity of $2.0 million. Failure by the Company to comply with the financial covenants will result in an event of default.

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

We continue to generate operating losses in all periods including losses from operations of approximately $17.7 million and $58.8 million for the six months ended June 30, 2026 and 2025, respectively and $70.2 million and $110.4 million for the years ended December 31, 2025 and 2024, respectively. At June 30, 2026, we had an accumulated deficit of approximately $624.1 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. During the six months ended June 30, 2026 and 2025, we incurred R&D expenses of approximately $1.3 million and $12.1 million, respectively, and during the years ended December 31, 2025 and 2024, we incurred R&D expenses of approximately $11.9 million and $56.9 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

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

We have historically relied in part on sales of our Common Stock to fund our operations. For example, we raised an aggregate of approximately $36.6 million in net proceeds in fiscal years 2023 and 2024 and $1.0 million in net proceeds through the sale of shares of our Common Stock in offerings made under a Form S-3 “shelf” registration statement and $2.6 million from warrant exercises in fiscal year 2025. For the six months ended June 30, 2026 we raised $1.2 million in net proceeds from warrant exercises. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to file any new shelf registration statements due to non-payment of dividends on our Series A Preferred Stock since July 5, 2024 and because we have not resumed payment of dividends on our Series A Preferred Stock or paid all accumulated dividends, we have lost the ability to use our currently effective “shelf” registration statement on Form S-3. Accordingly, we are only able to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to be a more expensive method of raising additional capital and may be more dilutive to our stockholders relative to using a Form S-3 shelf registration statement.

Risks Pertaining to Our Existing Revenue Stream from Journey Medical Corporation

Future revenue based on sales of our dermatology products, Qbrexza, Accutane, Amzeeq, Zilxi, Targadox, Exelderm, Luxamend, Eurax and Emrosi, may be lower than expected or lower than in previous periods.

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

A significant portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Four of our marketed products, Qbrexza, Amzeeq, Zilxi, and Emrosi, currently have patent protection. Five of our marketed products, Accutane, Targadox, Exelderm, Eurax, and Luxamend do not have patent protection or otherwise are not eligible for patent protection.

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

Any terrorist attack, other act of violence or war, including military conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. This includes military conflict between Russia and Ukraine, military conflict in the Middle East, military conflicts between the United States and Iran, and tensions across the Taiwan Strait. For instance, the United States or other countries may impose sanctions that restrict doing business in the affected countries and increased military conflict may affect third-party vendors and cause delays.

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

We depend heavily on third-party manufacturers for product supply. If our contract manufacturers cannot successfully manufacture material that conforms to applicable specifications and FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for those products. Our third-party suppliers will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA and comparable agencies and authorities in other jurisdictions to confirm such compliance. In the event that the FDA or such other authorities determine that our third-party suppliers have not complied with cGMPs or comparable regulations, the relevant clinical trials could be terminated or subjected to clinical hold until such time as we are able to obtain appropriate replacement material and/or applicable compliance, and commercial product could be unfit for sale, or if distributed, could be recalled from the market. Any delay, interruption or other issues that arise in the manufacture, testing, packaging, labeling, storage, or distribution of our products as a result of a failure of the facilities or operations of our third-party suppliers to comply with regulatory requirements, pass any regulatory agency inspection or otherwise perform under our agreements with them could significantly impair our ability to develop and commercialize our products and product candidates. In addition, several of our currently commercialized products, sold through our partner company Journey, are produced by a single manufacturer, and, although we closely monitor inventory prophylactically, disruptions to such supply arrangements could adversely affect our ability to meet product demand and therefore diminish revenues. Finally, in light of our partner company Mustang’s recent exit from its leased manufacturing facility and reduction in force in April 2024, we may increase our reliance at Mustang on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of one or more product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms, and even if we are able to establish such agreements with third-party manufacturers, reliance entails additional risks.

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

We do not expect to have the resources or capacity to engage in our own commercial manufacturing of our product candidates, if they received marketing approval, and would likely continue to be heavily dependent upon third-party manufacturers. Our dependence on third parties to manufacture and supply clinical trial materials, as well as our planned dependence on third-party manufacturers for any product candidates that may be approved, may adversely affect our ability to develop and commercialize products in a timely or cost-effective manner, or at all. In addition to the manufacturing and supply functions they provide, third-party manufacturers also play a key role in our efforts to obtain marketing approval for our product candidates, by interacting with, providing important information to, and hosting inspections by, applicable regulatory authorities. If a given contract development and manufacturing organization upon whom we rely in such a capacity is unwilling or unable to perform these activities on our behalf, the successful development and/or approval of the applicable product candidate could be delayed significantly.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of
June 30, 2026, we had an accumulated deficit of approximately $624.1 million, and as of December 31, 2025 and 2024, we had an accumulated deficit of approximately $734.1 million and $740.9 million, respectively. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

During the six months ended June 30, 2026, no dividends were declared by the Board of Directors. At June 30, 2026, the Company had total undeclared dividends of approximately $16.0 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on June 30, 2026.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

August 13, 2026	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2026	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)