Form 10-Q
period 2026-09-30
Fortress Biotech, Inc.
filed 2026-11-13
CIK 1429260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

Class of Stock	Outstanding Shares as of November 10, 2026
Common Stock, $0.001 par value	33,742,297
9.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	3,427,138

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

PART I.         FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$152,186	$79,381
Accounts receivable, net	47,387	29,783
Inventory	7,772	9,624
Other receivables - related party	54	158
Prepaid expenses and other current assets	2,964	4,895
Total current assets	210,363	123,841

Property and equipment, net	2,320	2,519
Operating lease right-of-use asset, net	11,028	12,302
Restricted cash	1,220	1,220
Equity investments, at fair value	29,452	17,660
Intangible assets, net	24,541	27,605
Other assets	1,291	401
Total assets	$280,215	$185,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$56,628	$47,125
Income taxes payable	5,119	356
Common stock warrant liabilities	—	1
Operating lease liabilities, short-term	2,513	2,127
Partner company notes payable, short-term	7,500	—
Other current liabilities	—	135
Total current liabilities	71,760	49,744

Notes payable, long-term, net	18,077	52,417
Operating lease liabilities, long-term	10,861	12,672
Partner company redeemable perpetual preferred liability	—	7,085
Other long-term liabilities	2,496	1,447
Total liabilities	103,194	123,365

Commitments and contingencies (Note 14)

Stockholders’ equity
Cumulative redeemable perpetual preferred stock, $0.001 par value, 15,000,000 authorized, 5,000,000 designated Series A shares, 3,427,138 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively, liquidation value of $25.00 per share	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 33,490,362 and 31,364,094 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	33	31
Additional paid-in-capital	789,953	783,891
Accumulated deficit	(629,992)	(734,052)
Total stockholders' equity attributed to the Company	159,997	49,873

Non-controlling interests	17,024	12,310
Total stockholders' equity	177,021	62,183
Total liabilities and stockholders' equity	$280,215	$185,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

($ in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$18,925	$17,025	$52,685	$45,173
Other revenue	234	606	1,229	2,010
Net revenue	19,159	17,631	53,914	47,183

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	5,884	5,755	18,245	15,484
Amortization of acquired intangible assets	969	1,064	3,064	3,193
Research and development	1,678	208	3,023	12,268
Selling, general and administrative	17,821	17,415	54,519	81,670
Total operating expenses	26,352	24,442	78,851	112,615
Loss from operations	(7,193)	(6,811)	(24,937)	(65,432)

Other income (expense)
Interest income	1,295	736	3,446	1,848
Interest expense and financing fee	(2,498)	(2,742)	(7,342)	(8,065)
Gain on sale of priority review voucher, net of expenses	—	—	158,873	—
Change in fair value of partner company derivative liability	—	—	(7,085)	—
Gain (loss) on common stock warrant liabilities	—	(2)	1	(399)
Gain from deconsolidation of subsidiary	104	—	186	27,127
Other income (expense)	(18)	17,672	11,764	17,599
Total other income (expense)	(1,117)	15,664	159,843	38,110
Income (loss) before income tax expense	(8,310)	8,853	134,906	(27,322)

Income tax (benefit) expense	(56)	26	5,395	196
Net income (loss)	(8,254)	8,827	129,511	(27,518)

Attributable to non-controlling interests	2,409	(2,977)	(25,451)	38,270
Net income (loss) attributable to Fortress	$(5,845)	$5,850	$104,060	$10,752

Preferred A dividends cumulated, and Fortress' share of subsidiary deemed dividends	(2,008)	(2,174)	(6,024)	(6,436)
Net income (loss) attributable to common stockholders	$(7,853)	$3,675	$98,036	$4,316

Net income (loss) per common share attributable to common stockholders - basic	$(0.23)	$0.13	$2.94	$0.16
Net income (loss) per common share attributable to common stockholders - diluted	$(0.23)	$0.11	$2.51	$0.14

Weighted average common shares outstanding - basic	33,746,832	27,244,474	33,394,537	27,075,216
Weighted average common shares outstanding - diluted	33,746,832	33,100,961	38,997,513	30,695,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Three Months Ended September 30, 2026

	Series A Perpetual				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of June 30, 2026	3,427,138	$3	33,311,012	$33	$788,251	$(624,147)	$41,946	$206,086
Stock-based compensation expense	—	—	—	—	2,149	—	—	2,149
Issuance of common stock related to equity plans	—	—	179,350	—	—	—	—	—
Issuance of common stock under partner company’s ESPP	—	—	—	—	75	—	—	75
Partner company’s dividends declared and paid	—	—	—	—	(23,199)	—	—	(23,199)
Issuance of subsidiary’s common shares for research and development expenses	—	—	—	—	107	—	—	107
Partner company’s exercise of options for cash	—	—	—	—	45	—	—	45
Issuance of subsidiary warrants for contingent liability	—	—	—	—	12	—	—	12
Non-controlling interest in partner companies	—	—	—	—	22,513	—	(22,513)	—
Attributable to non-controlling interests	—	—	—	—	—	—	(2,409)	(2,409)
Net loss attributable to Fortress	—	—	—	—	—	(5,845)	—	(5,845)
Balance as of September 30, 2026	3,427,138	$3	33,490,362	$33	$789,953	$(629,992)	$17,024	$177,021

For the Three Months Ended September 30, 2025

	Series A Perpetual				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of June 30, 2025	3,427,138	$3	29,752,775	$30	$779,856	$(735,965)	$(6,541)	$37,383
Stock-based compensation expense	—	—	—	—	3,197	—	—	3,197
Issuance of common stock related to equity plans	—	—	106,378	—	—	—	—	—
Partner company's warrant exercises	—	—	—	—	7,144	—	—	7,144
Partner company’s at-the-market offering, net	—	—	—	—	6,891	—	—	6,891
Issuance of common stock under partner company’s ESPP	—	—	—	—	118	—	—	118
Partner company’s dividends declared and paid	—	—	—	—	(166)	—	—	(166)
Partner company’s exercise of options for cash	—	—	—	—	103	—	—	103
Exercise of warrants	—	—	1,258,382	1	1,687	—	—	1,688
Shares withheld related to net settlement of warrants	—	—	(112,365)	—	—	—	—	—
Non-controlling interest in partner companies	—	—	—	—	(12,887)	—	12,887	—
Attributable to non-controlling interests	—	—	—	—	—	—	2,977	2,977
Net income attributable to Fortress	—	—	—	—	—	5,850	—	5,850
Balance as of September 30, 2025	3,427,138	$3	31,005,170	$31	$785,943	$(730,115)	$9,323	$65,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

($ in thousands except for share amounts)

For the Nine Months Ended September 30, 2026

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2025	3,427,138	$3	31,364,094	$31	$783,891	$(734,052)	$12,310	$62,183
Stock-based compensation expense	—	—	—	—	6,782	—	—	6,782
Issuance of common stock related to equity plans	—	—	1,397,885	1	(1)	—	—	—
Issuance of common stock under ESPP	—	—	34,087	—	74	—	—	74
Exchange of partner company preferred shares	—	—	—	—	(165)	—	—	(165)
Issuance of common stock under partner company’s ESPP	—	—	—	—	223	—	—	223
Partner company’s dividends declared and paid	—	—	—	—	(23,199)	—	—	(23,199)
Issuance of partner company’s common shares for research and development expenses	—	—	—	—	107	—	—	107
Exercise of warrants	—	—	694,296	1	1,217	—	—	1,218
Issuance of subsidiary warrants for contingent liability	—	—	—	—	12	—	—	12
Partner company’s exercise of options for cash	—	—	—	—	275	—	—	275
Non-controlling interest in partner companies	—	—	—	—	20,737	—	(20,737)	—
Attributable to non-controlling interests	—	—	—	—	—	—	25,451	25,451
Net income attributable to Fortress	—	—	—	—	—	104,060	—	104,060
Balance as of September 30, 2026	3,427,138	$3	33,490,362	$33	$789,953	$(629,992)	$17,024	$177,021

For the Nine Months Ended September 30, 2025

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balance as of December 31, 2024	3,427,138	$3	27,908,839	$28	$763,573	$(740,867)	$(24,381)	$(1,644)
Stock-based compensation expense	—	—	—	—	26,280	—	—	26,280
Issuance of common stock related to equity plans	—	—	1,278,005	1	(1)	—	—	—
Issuance of common stock under ESPP	—	—	35,546	—	43	—	—	43
Redemption of partner company preferred shares	—	—	—	—	(265)	—	—	(265)
Issuance of common stock for at-the-market offering, net	—	—	539,563	1	1,008	—	—	1,009
Partner companies' offerings, net and warrant exercises	—	—	—	—	61,238	—	—	61,238
Partner companies' at-the-market offering, net	—	—	—	—	13,631	—	—	13,631
Issuance of common stock under partner company’s ESPP	—	—	—	—	217	—	—	217
Partner company’s dividends declared and paid	—	—	—	—	(498)	—	—	(498)
Exercise of warrants	—	—	1,355,582	1	2,279	—	—	2,280
Shares withheld related to net settlement of warrants	—	—	(112,365)	—	—	—	—	—
Partner company’s exercise of options for cash	—	—	—	—	343	—	—	343
Deconsolidation of subsidiary non-controlling interests	—	—	—	—	—	—	(9,931)	(9,931)
Non-controlling interest in partner companies	—	—	—	—	(81,905)	—	81,905	—
Attributable to non-controlling interests	—	—	—	—	—	—	(38,270)	(38,270)
Net income attributable to Fortress	—	—	—	—	—	10,752	—	10,752
Balance as of September 30, 2025	3,427,138	$3	31,005,170	$31	$785,943	$(730,115)	$9,323	$65,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

($ in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$129,511	$(27,518)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	285	311
Bad debt expense (recovery)	78	(170)
Amortization of debt discount	1,752	1,065
Gain on termination of partner company lease	—	(394)
Loss on extinguishment of debt	1,009	—
Amortization of acquired intangible assets	3,064	3,193
Settlement of partner company payables	(109)	(1,373)
Reduction in the carrying amount of operating lease right-of-use assets	1,274	1,467
Stock-based compensation expense	6,782	26,280
Change in fair value of investment	(11,791)	(15,075)
Change in fair value of partner company derivative liability	7,085	—
Change in fair value of partner companies' warrant liabilities	(1)	399
Issuance of subsidiary common shares for research and development expense	107	—
Gain from deconsolidation of subsidiary	(186)	(27,127)
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(17,682)	(7,582)
Inventory	1,852	2,613
Other receivables - related party	104	29
Prepaid expenses and other current assets	2,258	4,099
Other assets	(890)	309
Accounts payable and accrued expenses	9,611	(10,649)
Income taxes payable	4,763	73
Lease liabilities	(1,425)	(1,674)
Other current and long-term liabilities	926	(1,509)
Net cash provided by (used in) operating activities	138,377	(53,233)

Cash Flows from Investing Activities:
Purchase of property and equipment	(86)	—
Proceeds from sale of property and equipment	—	1,165
Net cash increase upon deconsolidation of subsidiary	—	8,956
Net cash (used in) provided by investing activities	(86)	10,121

Cash Flows from Financing Activities:
Proceeds from issuance of common stock for at-the-market offering, net	—	1,008
Proceeds from issuance of common stock under ESPP	74	43
Exercise of warrants for cash	1,218	2,279
Proceeds from partner company's ESPP	223	217
Partner company’s dividends declared and paid	(23,199)	(498)
Exchange of partner company preferred shares	(165)	(265)
Redemption of partner company preferred shares	(14,170)	—
Proceeds from partner companies' equity offerings and warrant exercises, net	—	61,581
Proceeds from partner companies' at-the-market offering, net	(141)	13,631
Proceeds from exercise of partner company's options, net	275	—
Repayment of Oaktree Note and debt issuance costs	(29,601)	(5,636)
Repayment of partner company installment payments - licenses	—	(625)
Net cash provided by (used in) financing activities	(65,486)	71,735
Net increase in cash and cash equivalents and restricted cash	72,805	28,623
Cash and cash equivalents and restricted cash at beginning of period	80,601	58,815
Cash and cash equivalents and restricted cash at end of period	$153,406	$87,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,937	$5,678
Cash paid for income taxes	$164	$49

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

Our subsidiary and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Journey Medical Corporation (Nasdaq: DERM, “Journey”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTCID: ATXI, “Avenue”), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), LemmaTx, Inc. (“LemmaTx”), Oncogenuity, Inc. (“Oncogenuity”), Urica Therapeutics, Inc. (“Urica”) and FBIO Acquisition Corp. LXII (“AcqCorpLXII”). Checkpoint Therapeutics, Inc. (“Checkpoint”), previously a partner company, was acquired by Sun Pharma in May 2025. Baergic Bio, Inc. (“Baergic”), previously a subsidiary of Avenue, was acquired by Axsome in November 2025.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of equity and debt securities, from the sale of subsidiaries/partner companies, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur losses from operations for the next several years as it continues to develop and commercialize its existing and new product candidates. Current cash and cash equivalents as of September 30, 2026 of $114.1 million for Fortress and private subsidiaries primarily funded by Fortress (“Parent Entity”) are considered sufficient to fund the Parent Entity’s operations for at least 12 months following the date of filing of this Quarterly Report on Form 10-Q. However, the Company may need to raise additional funding through strategic relationships, public or private equity or debt financings, sale of partner companies, grants or other arrangements to develop and prepare regulatory filings and obtain regulatory approvals for the existing and new product candidates, fund operating losses, and, if deemed appropriate, establish or secure through third parties manufacturing for the potential products, sales and marketing capabilities. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plans and plans for expansion of its general and administrative infrastructure may be curtailed. Fortress also has the ability, subject to limitations imposed by Rule 144 of the Securities Act of 1933 and other applicable laws and regulations, to raise money from the sale of common stock of the public companies in which it has ownership positions.

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

Restricted Cash

The Company records cash held in trust or pledged to secure certain debt obligations as restricted cash. As of September 30, 2026 and December 31, 2025, the Company had $1.2 million of restricted cash representing pledges to secure letters of credit in connection with certain office leases.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows as of the dates presented:

	September 30,
($ in thousands)	2026	2025
Cash and cash equivalents	$152,186	$86,218
Restricted cash	1,220	1,220
Total cash and cash equivalents and restricted cash	$153,406	$87,438

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

Recently Issued Accounting Pronouncements

As of September 30, 2026, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2025 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures upon adoption.

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

Royalty revenue is recognized as the underlying sales occur in accordance with the sales- or usage-based royalty exception under ASC 606. For the three and nine months ended September 30, 2026, Cyprium recognized $0.2 million and $0.5 million, respectively, in royalty revenue related to net sales of ZYCUBO.

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

In July 2026, the board of directors of Cyprium declared a cash dividend of approximately $118.6 million to its shareholders. Based on the Company’s ownership interest in Cyprium, approximately $95.4 million of the dividend was paid to Fortress with the remaining amount paid to noncontrolling shareholders of Cyprium.

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

The Company accounted for the CVR as variable consideration that is constrained until the underlying milestones are achieved. As of September 30, 2026, no milestones have been met and no amounts have been recognized.

In connection with the transaction, Fortress is entitled to receive royalties equal to 2.5% of worldwide net sales of certain products under a royalty agreement with Sun Pharma, and during the three and nine months ended September 30, 2026, the Company recognized approximately $0.1 million and $0.2 million, respectively, of contingent consideration income based on net sales occurring during those periods. Such amounts are presented within the gain from deconsolidation of subsidiary in the condensed consolidated statement of operations.

The Company also entered into a transition services agreement with Checkpoint, which ended in September 2025.

Urica Agreement with Crystalys Therapeutics, Inc. (“Crystalys”)

In July 2024, Urica entered into an asset purchase agreement and related agreements with Crystalys, pursuant to which Urica sold the rights to its dotinurad program and related intellectual property. In consideration, Urica received equity representing approximately 35% of Crystalys’ outstanding shares, subject to anti-dilution protections, with a minimum ownership of 15% until certain financing thresholds are met. The investment is accounted for under the equity method, for which the Company elected the fair value option. Anti-dilution shares valued at $3.2 million were received in the nine months ended September 30, 2026 and the anti-dilution right was extinguished. Urica also recognized an unrealized gain of $8.6 million due to an increase in the fair value of Urica’s investment based on pricing established in Crystalys’ arm’s-length equity financing completed in July 2026 (see Note 6). At September 30, 2026, Urica held approximately 9% of Crystalys’ fully diluted equity.

The Company has the right to appoint a director to Crystalys’ board of directors. Urica is also entitled to a 3% secured royalty on future net sales of dotinurad; such royalties are considered variable consideration and are constrained, and no revenue has been recognized.

The agreements included a repurchase option allowing Urica to reacquire the assets for up to $6.4 million plus accrued interest. Prior to the expiration of this repurchase option, amounts received were recorded as a liability and accreted to the repurchase price, with accretion recognized as interest expense. For the three and nine months ended September 30, 2025, accretion of $0.7 million and $1.3 million was included in interest expense and financing fees in the condensed consolidated statement of operations. In September 2025, upon the closing of Crystalys’ Series A financing, the repurchase option expired and the Company reversed the related $2.6 million liability, recognizing the amount as other income for the year ended December 31, 2025.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Avenue

Under a share repurchase agreement between Avenue and InvaGen Pharmaceuticals, Inc. (“InvaGen”) under which Avenue repurchased all of InvaGen’s shares in Avenue, Avenue agreed to pay InvaGen an additional amount as a contingent fee, payable in the form of seven and a half percent (7.5%) of the net proceeds of future financings, up to $4.0 million, which Avenue accounts for as a derivative. Due to the uncertainty related to future financings, the estimated fair value of the derivative is not material. Avenue recognizes changes in fair value within general and administrative expenses in the unaudited consolidated statement of operations. In connection with equity financings, in the three and nine months ended September 30, 2025, Avenue made payments totaling nil and $0.2 million, respectively, to InvaGen. No such payments were owed or made for the comparable periods in 2026. Approximately $1.4 million in aggregate has been paid by Avenue to InvaGen under the share repurchase agreement through September 30, 2026.

4. Inventory

	September 30,	December 31,
($ in thousands)	2026	2025
Finished goods	$5,966	$7,389
Work-in-process	540	174
Raw materials	2,307	3,057
Inventory at cost	8,813	10,620
Inventory reserve	(1,041)	(996)
Total inventory	$7,772	$9,624

5. Property and Equipment

	Useful Life	September 30,	December 31,
($ in thousands)	(Years)	2026	2025
Computer equipment	3	$595	$595
Furniture and fixtures	5	437	1,017
Leasehold improvements	3 - 15	5,512	5,470
Buildings	40	581	581
Total property and equipment		7,125	7,663
Impairment - Leasehold Improvements		(2,176)	(2,176)
Less: Accumulated depreciation		(2,629)	(2,968)
Property and equipment, net		$2,320	$2,519

Fortress’ depreciation expense for the three months ended September 30, 2026 and 2025 was approximately $0.1 million and $0.1 million, respectively. Fortress’ depreciation expense for the nine months ended September 30, 2026 and 2025 was approximately $0.3 million and $0.3 million, respectively.

Fortress’ depreciation expense is recorded in both research and development expense and selling, general and administrative expense in the condensed consolidated statement of operations.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6. Fair Value Measurements

Urica’s Equity Investment in Crystalys

Urica values its equity investment in Crystalys using an option pricing model backsolve method and level 3 inputs. During the three and nine months ended September 30, 2026, the Company recognized nil and $11.8 million, respectively, of other income in the unaudited condensed consolidated statement of operations related to additional shares received pursuant to the anti-dilution provisions and changes in the estimated fair value of the investment due to Crystalys’ Series B financing. The following inputs were utilized to derive the value: risk free rate of return: 4.24%; volatility: 80%; and a discount for lack of marketability: 30.3%. There are significant judgments and estimates inherent in the determination of the fair value, such as those regarding the selection of comparable companies used in estimating volatility, and the probability of possible future events. Such estimates involve inherent uncertainties and the application of significant judgment. Changes in judgments could have a material impact on our results of operations.

At September 30, 2026, the total fair value of Urica’s investment in Crystalys was approximately $26.9 million, which also represents the cumulative unrealized gain since acquisition of the investment.

Fair Value of Aevitas

The Company valued its retained investment in Aevitas, which is accounted for as an equity method investment for which the Company elected the fair value option, and estimated the fair value using level 3 inputs to be $2.6 million. The Company has not recognized any gains, losses, or impairments on the investment in 2026, 2025, or on a cumulative basis.

Common Stock Warrant Liabilities

Warrant
($ in thousands)	liabilities
Balance at December 31, 2024	$214
Change in fair value of common stock warrants - Avenue	(15)
Change in fair value of common stock warrants - Checkpoint	108
Deconsolidation of Checkpoint	(306)
Balance at December 31, 2025	1
Change in fair value of common stock warrants - Avenue	(1)
Balance at September 30, 2026	$—

Avenue

Avenue has previously issued freestanding warrants to purchase shares of its common stock in connection with financing activities. Avenue’s outstanding warrants to purchase common stock were originally issued in October 2022 (the “October 2022 Warrants”). The October 2022 Warrants are classified as liabilities on the balance sheet as they contain terms for redemption of the underlying security that are outside the Company's control. The Black-Scholes Model is used to value the warrants classified as liabilities and the approach required Avenue to estimate inputs including expected volatility and expected term and is most significantly impacted by the volatility of the Avenue's common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop.

The fair value of the October 2022 Warrants was measured at the time of issuance and is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the consolidated statements of operations and comprehensive income (loss). Avenue will continue to re-measure the fair value of the October 2022 Warrant liabilities until exercise or expiration of the warrants on October 10, 2027.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Avenue warrant liability that are categorized within Level 3 of the fair value hierarchy was as follows:

	September 30,	December 31,
	2026	2025
Stock price	$ 0.27	$ 0.68
Risk-free interest rate	4.02%	3.75%
Expected dividend yield	—	—
Expected term in years	1.0	1.8
Expected volatility	242%	151%

Partner Company Derivative Liability

The partner company derivative liability associated with Cyprium’s 9.375% Series A Cumulative Redeemable Perpetual Preferred Stock (“Cyprium PPS”) increased in fair value by $7.1 million during the three months ended March 31, 2026. The increase in fair value was due to the settlement of the derivative in connection with the redemption of the Cyprium PPS (Level 1) and the liability was extinguished in connection with the redemption of the Cyprium PPS (see Note 15) during the three months ended March 31, 2026.

As of September 30, 2026, no transfers occurred between Level 1, Level 2, and Level 3 instruments.

7. Intangible Assets, net

The Company’s finite-lived intangible assets consist of intangible assets acquired by Journey. The table below provides a summary of the Journey intangible assets for the periods presented:

	Estimated Useful	September 30,	December 31,
($ in thousands)	Lives (Years)	2026	2025
Intangible assets – product licenses	3 to 15	$52,925	$52,925
Accumulated amortization		(25,241)	(22,177)
Accumulated Impairment loss		(3,143)	(3,143)
Net intangible assets		$24,541	$27,605

For the three months ended September 30, 2026 and 2025, Journey’s amortization expense related to its product licenses was $1.0 million and $1.1 million, respectively, and for the nine months ended September 30, 2026 and 2025, Journey’s amortization expense related to its product licenses was $3.1 million and $3.2 million, respectively.

In December 2025, Journey received FDA approval for Eurax, an anti-itch product acquired in 2020. Prior to FDA approval, the anti-itch product had been presented as an intangible asset not yet placed in service totaling $3.9 million. Journey began amortizing Eurax in January 2026.

The future amortization of intangible assets is as follows:

Total
For the years ended: ($ in thousands)	Amortization
Remainder of 2026	$969
2027	3,338
2028	3,159
2029	3,159
2030	3,159
Thereafter	10,757
Total	$24,541

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8. License Agreements

AcqCorpLXII

License for FB-607

In September 2026, AcqCorpLXII entered into a license agreement with Cedars-Sinai Medical Center (“CSMC”) and other named parties, pursuant to which AcqCorpLXII obtained an exclusive worldwide license (the “CSMC License”) to rifaximin combined with N-acetylcysteine, referred to as FB-607 or RNIB21, for the prevention, treatment, diagnosis, detection and monitoring of diseases and conditions in humans and animals, including irritable bowel syndrome with diarrhea. Upfront consideration consisted of $0.2 million in cash, 2,750,000 shares of the common stock of AcqCorpLXII valued at approximately $0.1 million, and 237,733 shares of Fortress common stock valued at $0.5 million. Subsequent to the transaction, Fortress remains the majority owner and controlling shareholder of AcqCorpLXII. The transaction was accounted for as an asset acquisition, and acquisition costs of $1.0 million, including transaction costs, were expensed as research and development during the three and nine months ended September 30, 2026.

The CSMC License provides for development and regulatory milestones of up to $25.0 million, commercial milestones of up to $35.0 million, royalties of low-to-mid single digits, and tiered sublicensing revenue payments, in each case to be paid by AcqCorpLXII to CSMC. AcqCorpLXII is also obligated to reimburse historical patent costs following equity financings exceeding $10.0 million in aggregate gross proceeds; such costs totaled approximately $0.5 million as of the license date. Separate commitments, subject to specified conditions, include future clinical study funding of up to $1.0 million.

As of September 30, 2026, no milestones had been achieved, no royalties or sublicense payments were payable, and the patent-cost reimbursement financing condition had not been satisfied.

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

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility and have no alternate use. For the nine months ended September 30, 2026, there was a nominal amount of expense recognized by Avenue for the ATX-04 License.

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

AnnJi paid Avenue $1.6 million (net of withholding taxes) for the transfer of the underlying rights under the License Termination and Program Transfer Agreement. Avenue recognized $1.4 million as other revenue in the nine months ended September 30, 2025, representing the consideration for the transfer of rights less the consideration for legal expenses.

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

In August 2025, Journey commenced commercial supply of product to Cutia and recognized approximately $42,000 and $0.8 million, and $0.6 million and $0.6 million, respectively, of other revenue for the three and nine months ended September 30, 2026 and 2025 related to product sales.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Debt and Interest

Debt

Total debt consists of the following:

	September 30, 2026	December 31, 2025
	Journey	Fortress	Journey	Total
($ in thousands)	SWK Term Loan	2024 Oaktree Note	SWK Term Loan	Notes Payable
Notes payable, short-term	$7,500	$—	$—	$—
Notes payable, long-term	17,500	29,494	25,000	54,494
Total notes payable	25,000	29,494	25,000	54,494
Plus: yield protection premium/exit fee	1,250	295	1,250	1,545
Less: Debt discount	(673)	(2,649)	(973)	(3,622)
Total notes payable, net	$25,577	$27,140	$25,277	$52,417

As of September 30, 2026, the carrying value of the notes payable approximates their fair value as the interest rates are variable and approximate the market rates for loans with similar terms and risk characteristics.

2024 Oaktree Note

On September 30, 2026, the $50.0 million senior secured credit agreement (the “2024 Oaktree Agreement”), as amended (the “New Oaktree Agreement”), was terminated upon the receipt by Oaktree Fund Administration, LLC (“Oaktree”) of a payoff amount of $15.6 million from the Company comprising principal, interest and yield protection premium. A loss on extinguishment of $1.0 million was recorded to interest expense and financing fees on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

The Company had originally entered into the New Oaktree Agreement in July 2024. The Company had borrowed $35.0 million at closing and could have drawn up to an additional $15.0 million, subject to lender approval. The loans bore interest at a rate equal to the three-month SOFR plus 7.625% (subject to a 2.50% floor and 5.75% cap), had an interest-only period through maturity, and were set to mature on June 30, 2028. At September 30, 2026, prior to pay-off, the interest rate applicable to the 2024 Oaktree Note was 11.35722%. The Company was required to make quarterly interest-only payments until the maturity date, except 12.5% of the then-outstanding principal balance of the loans was due on September 30, 2027, 12.5% of the principal balance of the loans was due on December 31, 2027, 37.5% of the principal balance of the loans was due on March 31, 2028, and the remaining principal amount was due on the maturity date.

The New Oaktree Agreement contained customary affirmative and negative covenants and financial covenants, including minimum liquidity, minimum net sales, capital raise requirements, and minimum ownership thresholds, each subject to specified thresholds and conditions. The Company’s obligations were secured by substantially all of its assets.

In February 2026, the Company had entered into the Second Amendment to the New Oaktree Agreement, which modified certain financial covenants. Upon the occurrence of a Cyprium monetization event related to the sale of the PRV and if the outstanding principal balance was less than or equal to $15.0 million, the minimum liquidity requirement was reduced to $2.0 million and the minimum net sales, capital raise, and minimum ownership of Journey covenants were eliminated. The minimum liquidity requirement was no longer applicable if the outstanding principal balance was less than or equal to $10.0 million.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Second Amendment also required the Company to apply proceeds from a Cyprium monetization event to repay amounts advanced to Cyprium and to make a mandatory prepayment of $10.0 million, plus accrued interest and applicable fees, under the New Oaktree Agreement.

In March 2026, the Company made aggregate prepayments on the loan, including the required monetization-related prepayment, reducing the outstanding principal balance to $15.0 million. As a result, the minimum liquidity requirement was reduced to $2.0 million, and the minimum net sales, capital raise, and minimum stake in Journey covenants were no longer applicable.

The Company was in compliance with all applicable financial covenants under the New Oaktree Agreement prior to its payoff on September 30, 2026.

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

Term loans under the Credit Facility (“SWK Term Loans”) accrue interest, which is payable quarterly in arrears, and bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. The effective interest rate on the SWK Term Loans as of September 30, 2026 was 14.09%.

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

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of Journey. As of September 30, 2026, Journey was in compliance with the financial covenants under the Credit Facility.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Interest Expense

Interest expense includes contractual interest, and fees include amortization of the debt discount and amortization of fees associated with loan transaction costs, amortized over the life of the loan. The following table shows the components of interest expense for all debt arrangements during the periods presented:

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree note[1]	$436	$1,126	$1,562	$904	$204	$1,108
Partner company notes payable	814	105	919	814	123	937
Partner company contingent call option accretion[2]	—	—	—	677	—	677
Other	17	—	17	20	—	20
Total interest expense and financing fee	$1,267	$1,231	$2,498	$2,415	$327	$2,742

Note 1:	Includes loss on extinguishment of $1.0 million related to the payoff of the 2024 Oaktree note on September 30, 2026.

Note 2: Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3), which expired in 2025.

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Interest	Fees	Total	Interest	Fees	Total
2024 Oaktree note[1]	$1,698	$2,756	$4,454	$3,280	$717	$3,997
Partner company notes payable	2,417	300	2,717	2,417	348	2,765
Partner company contingent call option accretion[2]	—	—	—	1,283	—	1,283
Other	171	—	171	20	—	20
Total interest expense and financing fee	$4,286	$3,056	$7,342	$7,000	$1,065	$8,065

Note 1:	Includes loss on extinguishment of $1.0 million related to the payoff of the 2024 Oaktree note on September 30, 2026.

Note 2: Relates to Urica’s optional repurchase obligation to Crystalys (see Note 3), which expired in 2025.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2026	2025
Accounts payable	$12,909	$14,238
Accrued expenses:
Professional fees	1,907	1,055
Salaries, bonus and related benefits	5,956	7,880
Research and development	1,134	277
Accrued partner company royalties payable	2,210	1,805
Accrued partner company coupons and rebates	24,510	16,547
Partner company return reserve	3,329	2,177
Other[1]	4,673	3,146
Total accounts payable and accrued expenses	$56,628	$47,125

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1:

Includes approximately $1.4 million of accrued consideration for Mustang, including approximately $0.1 million of accrued interest, related to Mustang’s obligation to repurchase assets from uBriGene (Boston) Biosciences, Inc. (“uBriGene”) in 2024. The asset repurchase consisted of purchase consideration of an upfront payment of $0.1 million, and a deferred amount of approximately $1.3 million due twelve months after closing; however, Mustang can elect to delay its payment obligation for the deferred amount for additional six-month periods, upon written notice to uBriGene, if Mustang’s net assets are below $20 million. Beginning in June 2025, the deferred amount began accruing interest at a rate of 5% per annum. In September 2026, Mustang’s net assets were below $20 million, and it elected to delay the payment.

11. Non-Controlling Interests

The Company’s ownership interests in its consolidated subsidiaries at September 30, 2026 were similar to December 31, 2025, with the exception of increases at the public subsidiaries that pay an annual Payment-in-Kind (“PIK”) dividend to Fortress (see Note 15): Avenue increased 3.1%, and Mustang increased 4.0%. Cyprium increased 6.5% due to the conversion of a portion of the intercompany note payable balance into equity during the nine months ended September 30, 2026 (see Note 15). The Company’s ownership interest in AcqCorpLXII decreased to 70.6% due to the equity issuance related to the CSMC License in the three months ended September 30, 2026 (see Note 8).

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

For the three months ended September 30, 2026 and 2025, the effect on the net income (loss) per share calculation from Series A Preferred dividends (cumulated but undeclared) (see Note 13) was $2.0 million and $2.0 million, respectively, and partner company preferred and deemed dividends were nil and $0.2 million, respectively. For the nine months ended September 30, 2026 and 2025, the effect on the net income (loss) per share calculation from Series A Preferred dividends (cumulated but undeclared) (see Note 13) was $6.0 million and $6.0 million, respectively, and partner company preferred and deemed dividends were nil and $0.4 million, respectively.

The following potentially dilutive securities were excluded from the computation of net income (loss) per common share for the periods presented because their effect would have been anti-dilutive:

	September 30,
	2026	2025
Warrants to purchase Common Stock	5,822,037	13,050,619
Options to purchase Common Stock	—	18,896
Unvested Restricted Stock and deferred Restricted Stock	239,459	2,368,386
Unvested Restricted Stock units and deferred Restricted Stock units	1,253,417	2,748,772
Total	7,314,913	18,186,673

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(7,853)	$3,675	$98,036	$4,316
Weighted average common shares outstanding - basic	33,746,832	27,244,474	33,394,537	27,075,216
Dilutive effect of potential common shares	—	5,856,487	5,602,976	3,620,780
Weighted average common shares outstanding - diluted	33,746,832	33,100,961	38,997,513	30,695,996

Net income (loss) per common share attributable to common stockholders - basic	$(0.23)	$0.13	$2.94	$0.16
Net income (loss) per common share attributable to common stockholders - diluted	$(0.23)	$0.11	$2.51	$0.14

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

During the nine months ended September 30, 2026, no dividends were declared by the Board of Directors. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets but are reflected in the net income (loss) attributable to common stockholders (see Note 12). As of September 30, 2026, the Company has total undeclared dividends of approximately $18.1 million, including the cumulated (but undeclared) dividends due to Series A Preferred shareholders for the three months ended September 30, 2026 and 2025 of $2.0 million and $2.0 million, respectively, and for the nine months ended September 30, 2026 and 2025 of $6.0 million and $6.0 million, respectively.

Stock-based Compensation

As of September 30, 2026, the Company had the following equity compensation plans: the Fortress Biotech, Inc. 2013 Stock Incentive Plan, as amended (the “2013 Plan”), the Fortress Biotech, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) and the Fortress Biotech, Inc. Long-Term Incentive Plan (“LTIP”). As of September 30, 2026, approximately 7.0 million shares are available for issuance under the 2013 Plan, and approximately 0.9 million shares are available for issuance under the ESPP.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the stock-based compensation expense from employee stock purchase programs and restricted Common Stock awards and warrants for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Fortress:
Employee and non-employee awards	$665	$990	$2,432	$6,514
Executive awards	102	167	369	527

Partner Companies:
Avenue	47	163	169	523
Checkpoint	—	—	—	14,097
Mustang	2	23	45	106
Journey	1,333	1,854	3,759	4,513
Other	—	—	8	—
Total stock-based compensation expense	$2,149	$3,197	$6,782	$26,280

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Research and development	$31	$152	$89	$6,245
Selling, general and administrative	2,118	3,045	6,693	20,035
Total stock-based compensation expense	$2,149	$3,197	$6,782	$26,280

Included in stock-based compensation expense for the nine months ended September 30, 2026 is a modification charge of approximately $0.6 million recognized in connection with the modification of certain outstanding equity awards to permit continued vesting.

Restricted Stock and Restricted Stock Units

The following table summarizes Fortress restricted stock awards and restricted stock units activities, excluding activities related to Fortress subsidiaries and partner companies:

		Weighted
		average grant
	Number of shares	price
Unvested balance at December 31, 2025	3,841,748	$3.62
Restricted stock granted	1,087,458	3.22
Restricted stock vested	(65,162)	17.27
Restricted stock vested - settlement deferred[1]	(236,611)	22.94
Restricted stock units granted	470,000	3.16
Restricted stock units forfeited	(150,000)	1.72
Restricted stock units vested	(399,221)	16.03
Restricted stock units vested - settlement deferred[1]	(752,874)	3.28
Unvested balance at September 30, 2026	3,795,338	$5.84

Note 1:	The Company offers certain executives and employees the opportunity to defer settlement of vested restricted stock and vested restricted stock units as part of our deferred compensation plan.

As of September 30, 2026 and 2025, the Company had unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards of approximately $8.0 million and $5.7 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 4.8 years and 2.9 years, respectively.

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

During the nine months ended September 30, 2026 and 2025, the Compensation Committee granted 475,424 shares and 454,163 shares, respectively, to each of Dr. Rosenwald and Mr. Weiss under the Company’s LTIP. Each grant represented approximately 1% of the Company’s total outstanding shares as of the respective grant dates.

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

The grant date fair value of these awards was approximately $1.5 million for the 2026 grants and $0.9 million for the 2025 grants. For the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense related to LTIP grants of approximately $0.1 million and $0.5 million, respectively, and for the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation of $0.2 million and $5.4 million, respectively, in its unaudited condensed consolidated statements of operations.

Warrants

The following table summarizes Fortress warrant activities, excluding activities related to Fortress subsidiaries and partner companies:

			Total weighted	Weighted average
			average	remaining
	Number of	Weighted average	intrinsic	contractual life
	shares	exercise price	value	(years)
Outstanding as of December 31, 2025	13,431,502	$2.21	$—	3.55
Exercised	(694,296)	1.74	—	—
Outstanding as of September 30, 2026	12,737,206	$2.24	$6,256,169	2.80
Exercisable as of September 30, 2026	12,737,206	$2.24	$6,256,169	2.80

During the nine months ended September 30, 2026, 694,296 warrants were exercised for gross proceeds of $1.2 million. As of September 30, 2026, Fortress had no unrecognized stock-based compensation expense related to warrants.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Capital Raises

2024 Shelf

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of September 30, 2026, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the value of the securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its next Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

Because the Company is not currently eligible to use Form S-3 due to the failure to pay dividends on the Series A Preferred Stock, on April 1, 2025 the Company filed a post-effective amendment to certain prior Form S-3 registration statements to continue the registration of certain previously issued warrants. This post-effective amendment was declared effective by the SEC on April 2, 2025.

At the Market Offering

During the nine months ended September 30, 2026, the Company did not issue any shares under the Company’s at-the-market offering program. During the nine months ended September 30, 2025, the Company issued and sold approximately 0.5 million shares at an average price of $1.94 for gross proceeds of $1.0 million under the Company’s at-the-market offering program. The at-the-market offering program is currently suspended as a result of the Company’s current ineligibility to use Form S-3 registration statements.

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

Pursuant to the Company’s Founders Agreement with Avenue, Avenue issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the offering noted above. Accordingly, Avenue issued 23,474 shares of common stock to Fortress for the nine months ended September 30, 2025.

Mustang 2024 Shelf Registration Statement on Form S-3 and At-the-Market Offering

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of September 30, 2026, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limits the amount of securities it can sell under its registration statement on Form S-3 in any 12-month period.

On May 31, 2024, Mustang entered into an At-the-Market Offering Agreement (the “Mustang ATM”) relating to the sale of shares of common stock pursuant to the Mustang 2024 S-3. During the nine months ended September 30, 2026, Mustang did not issue any shares in connection with its ATM agreement. For the nine months ended September 30, 2025, Mustang issued approximately 54,000 shares through the Mustang ATM for net proceeds of approximately $0.6 million.

Mustang February 2025 Equity Offering

In February 2025, Mustang closed on an equity offering of (i) 495,000 shares of its common stock, par value $0.0001 per share (the “Shares”), (ii) pre-funded warrants to purchase up to an aggregate of 2,162,807 shares of common stock, (iii) Series C-1 warrants (the “Series C-1 Warrants”) to purchase up to 2,657,807 shares of common stock, and (iv) Series C-2 warrants (the “Series C-2 Warrants”) to purchase up to 2,657,807 shares of common stock. Each Share or Pre-Funded Warrant was sold together with one Series C-1 Warrant to purchase one share of common stock and one Series C-2 Warrant to purchase one share of common stock. The combined public offering price for each Share and accompanying Warrants was $3.01, and the combined public offering price for each Pre-Funded Warrant and accompanying Warrants was $3.0099. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable immediately upon issuance and expired when exercised in full. Each Warrant has an exercise price of $3.01 per share and became exercisable beginning on the effective date of stockholder approval of the issuance of the Warrant Shares (the “Warrant Stockholder Approval”). The Series C-1 Warrants expire five years from the date of stockholder approval and the Series C-2 Warrants expire twenty-four months from the date of stock-holder approval. The warrants contain customary anti-dilution adjustments to the exercise price, including share splits, share dividends, rights offerings and pro rata distributions. The net proceeds of the offering, after deducting the fees and expenses of the placement agent in the transaction, and other offering expenses payable by Mustang, but excluding the net proceeds from the exercise of the Warrants, were approximately $6.8 million.

Pursuant to the Company’s Founders Agreement with Mustang, Mustang issued to Fortress 2.5% of the aggregate number of shares of common stock issued in the equity offering and ATM sales noted above. Accordingly, Mustang issued 127,140 shares of common stock to Fortress for the nine months ended September 30, 2025.

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

On January 15, 2026, Journey filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “Journey 2026 S-3”), which was declared effective by the SEC on January 21, 2026. This shelf registration statement covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of its common stock, preferred stock, debt securities, warrants, and units. The Journey 2026 S-3 replaces the Journey 2022 S-3. Sales under the Journey 2025 ATM Sales Agreement since the effective date are made under the Journey 2026 S-3.

During the nine months ended September 30, 2026, Journey did not issue any shares in connection with its ATM agreement. For the nine months ended September 30, 2025, Journey issued approximately 1.8 million shares under the Journey 2022 ATM Sales Agreement for net proceeds of approximately $10.9 million.

AcqCorpLXII Warrant Issuance

In February 2023, the Company completed a registered direct offering of common stock priced At-the-Market under Nasdaq rules pursuant to which it issued and sold 1.1 million shares of its common stock at a purchase price of $12.53 per share for approximately $13.3 million in net proceeds after deducting estimated offering expenses. This included a concurrent private placement with investors in the registered direct offering for the pro rata rights (“Rights”) to acquire securities exercisable for common stock in certain future operating subsidiaries that consummate a specified corporate development transaction within the five years following the closing of the transaction. The Company accounted for the Rights, which were liability-classified, as a contingent obligation with an immaterial fair value.

During the three months ended September 30, 2026, AcqCorpLXII entered into the CSMC license (see Note 8), triggering the issuance of the securities under the Rights. AcqCorpLXII issued warrants to purchase 347,420 shares of its common stock. The warrants are immediately exercisable, have a ten-year term and an exercise price of $0.039 per share, and permit cashless exercise.

Immediately before settlement, the Company remeasured the related contingent obligation to its fair value of approximately $12,000, recognized as a loss in other income (expense) on the condensed consolidated statement of operations. Issuance of the warrants settled the portion of the obligation attributable to AcqCorpLXII. The warrants were classified as equity at their issuance-date fair value and are not subject to subsequent fair value remeasurement.

14. Commitments and Contingencies

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the nine months ended September 30, 2026, the Company continued to recognize lease expense under the original lease agreement and recognized sublease income from the sublease commencement date of March 15, 2026. Sublease income is recognized on a straight-line basis over the sublease term. The Company has elected to present sublease income as a reduction of lease expense within the condensed consolidated statement of operations.

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

During the three and nine months ended September 30, 2026 and 2025, the Company recorded the following as lease costs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in thousands)	2026	2025	2026	2025
Lease Cost
Operating lease cost	$708	$728	$2,129	$2,205
Shared lease costs	(197)	(562)	(1,154)	(1,620)
Variable lease cost	58	75	200	339
Sublease income	(544)	—	(1,178)	—
Total lease expense	$25	$241	$(3)	$924

The following tables summarize quantitative information about the Company’s operating leases, under the adoption of ASC Topic 842, Leases:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$(2,319)	$(2,410)
Weighted-average remaining lease term – operating leases (years)	2.9	3.5
Weighted-average discount rate – operating leases	6.3%	6.1%

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Future Lease
($ in thousands)	Liability
Remainder of 2026	$826
Year ended December 31, 2027	3,250
Year ended December 31, 2028	3,235
Year ended December 31, 2029	3,063
Year ended December 31, 2030	3,056
Other	2,058
Total operating lease liabilities	15,488
Less: present value discount	(2,114)
Net operating lease liabilities, short-term and long-term	$13,374

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

Journey Vendor Dispute

During the third quarter of 2026, Journey settled a dispute with a former vendor regarding certain service-related charges which arose in the ordinary course of business. Under the terms of the settlement, Journey paid the vendor $4.1 million during the third quarter of 2026, and the parties mutually released all claims related to the dispute. Prior to the settlement, Journey had accrued $2.4 million related to the matter. The $1.7 million difference between the settlement amount and the previously accrued amount was recognized during the three months ended September 30, 2026 in selling, general and administrative expense. As of September 30, 2026, Journey had no remaining liability related to this matter.

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

		PIK Dividend as
		a % of fully
		diluted
		outstanding	Class of Stock
Partner Company/Subsidiary	Effective Date [1]	capitalization	Issued
Avenue	February 17, 2015	2.5%	Common Stock
Cellvation	October 31, 2016	2.5%	Common Stock
Checkpoint	March 17, 2015	—%[2]	Common Stock
Cyprium	March 13, 2017	2.5%	Common Stock
Helocyte	March 20, 2015	2.5%	Common Stock
LemmaTx	February 11, 2026 [3]	2.5%	Common Stock
Mustang	March 13, 2015	2.5%	Common Stock
AcqCorpLXII	September 11, 2026 [3]	2.5%	Common Stock
Oncogenuity	April 22, 2020 [3]	2.5%	Common Stock
Urica	November 7, 2017 [3]	2.5%	Common Stock

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Management Services Agreements

The Company has entered into Management Services Agreements (the “MSAs”) with certain of its partner companies/subsidiaries as described in the 2025 Form 10-K. The following table summarizes the effective date of each MSA and the annual consulting fee payable by the partner company/subsidiary to the Company in quarterly installments:

Partner Company/Subsidiary	Effective Date	Annual MSA Fee (Income)/Expense
Avenue	February 17, 2015	$500
Cellvation	October 31, 2016	500
Checkpoint[1]	March 17, 2015	—
Cyprium	March 13, 2017	500
Helocyte	March 20, 2015	500
LemmaTx[2]	February 11, 2026	442
Mustang	March 13, 2015	500
AcqCorpLXII[2]	September 11, 2026	152
Oncogenuity	February 10, 2017	500
Urica	November 7, 2017	500
Fortress		(4,094)
Consolidated (Income)/Expense		$—

Note 1:Checkpoint was acquired by Sun Pharma in May 2025 (see Note 3).

Note 2:MSA fee for the year ended December 31, 2026 is pro-rated for the 2026 effective date of the subsidiary.

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

Shared Services Agreement with TG Therapeutics, Inc. (“TGTX”)

In July 2015, TGTX and the Company entered into an arrangement to share the cost of certain research and development employees. The Company’s Executive Vice Chairman, Strategic Development, is also Executive Chairman and Chief Executive Officer of TGTX. Under the terms of the agreement, TGTX reimbursed the Company for the salary and benefit costs associated with these employees based upon actual hours worked on TGTX-related projects. In connection with the shared services agreement, for the three and nine months ended September 30, 2025, the Company invoiced TGTX $0.1 million and $0.7 million, respectively, related to this arrangement. There was no amount invoiced to TGTX under this arrangement in 2026.

Desk Share Agreement with TGTX

The Desk Share Agreement between the Company and TGTX, as amended, previously required TGTX to pay 65% of the average annual rent for the Company’s New York, NY office space. For the three and nine months ended September 30, 2025, the Company had recognized $0.7 million and $2.0 million, respectively, in lease costs, recorded in selling, general and administrative expense in the condensed consolidated statement of operations, and invoiced TGTX approximately $0.5 million and $1.4 million, respectively, for TGTX’s prorated share of the rent base.

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On March 15, 2026, the Company and TGTX entered into an amendment to the amended Desk Share Agreement providing for an equal allocation, during the term of the sublease, of the net cash costs associated with the New York, NY lease (see Note 14) calculated as rent and other lease costs paid by the Company less amounts received from the subtenant. For the three and nine months ended September 30, 2026, the Company invoiced TGTX approximately $0.1 million and $1.3 million, respectively, for TGTX’s proportionate share of these lease costs under the amended agreement, inclusive of approximately $0.4 million invoiced to TGTX under the original Desk Share Agreement for the period January 1, 2026 through March 14, 2026. Amounts invoiced to TGTX are recorded as a reduction of selling, general and administrative expense in the condensed consolidated statement of operations. At September 30, 2026, there was $0.1 million due from TGTX, inclusive of shared costs related to commercial real estate taxes and certain operating expenses, which is recorded to other receivables – related party on the Company’s condensed consolidated balance sheet.

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

Board Services Agreement

In December 2016, Checkpoint entered into an advisory agreement effective January 1, 2017 with Caribe BioAdvisors, LLC (“Caribe”), owned by Michael S. Weiss, to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. In June 2023, Mr. Weiss assigned the agreement with Checkpoint to Hawkins BioVentures, LLC, also owned by Michael Weiss. For the five months ended May 31, 2025, Checkpoint recognized $0.2 million in expense related to the advisory agreement, including expenses related to annual equity incentive grants. As Checkpoint was deconsolidated in May 2025 (see Note 3) there was no comparative expense in 2026.

In January 2017, Mustang entered into an advisory agreement effective January 1, 2017 with Caribe to provide the advisory services of Mr. Weiss as Chairman of the Board. Pursuant to the agreement, Caribe will be paid an annual cash fee of $60,000, in addition to any and all annual equity incentive grants paid to members of the board. For the three months ended September 30, 2026 and 2025, Mustang recognized approximately $15,000 and $15,000, respectively, in expenses related to the advisory agreement, and for the nine months ended September 30, 2026 and 2025, Mustang recognized approximately $45,000 and $45,000, respectively, in expense related to the advisory agreement.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2026 and 2025, the Company’s employees have provided services to Journey totaling approximately $10,000 and $9,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s employees have provided services to Journey totaling approximately $35,000 and $31,000, respectively. At September 30, 2026, the Company’s total related party receivable due from Journey was $0.8 million, and primarily relates to reimbursable expenses incurred by Fortress on behalf of Journey.

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

The Company accounted for the Cyprium PPS as a financing obligation and recorded the carrying amount in the consolidated balance sheets as partner company redeemable perpetual preferred liability of $7.1 million as of December 31, 2025.

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

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

16. Segment Information

The Company’s reportable segments for operating income (loss) for the three and nine months ended September 30, 2026 and 2025 consist of the following ($ in thousands):

Three Months Ended September 30, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Product revenue, net	$18,925	$—	$—	$—	$18,925
Other revenue	42	—	—	192	234
Net revenue	18,967	—	—	192	19,159

Cost of goods - (excluding amortization of acquired intangible assets)	5,884	—	—	—	5,884
Intangible assets amortization	969	—	—	—	969
Research and development	51	212	208	1,207	1,678
Selling, general and administrative	12,593	492	850	3,886	17,821
Total operating expenses	19,497	704	1,058	5,093	26,352
Income (loss) from operations	(530)	(704)	(1,058)	(4,901)	(7,193)

Interest income	140	13	94	1,048	1,295
Interest expense and financing fee	(919)	—	—	(1,579)	(2,498)
Gain from deconsolidation of subsidiary	—	—	—	104	104
Other expense	(6)	—	—	(12)	(18)
Total other income (expense)	(785)	13	94	(439)	(1,117)
Loss before income tax expense	(1,315)	(691)	(964)	(5,340)	(8,310)

Income tax benefit	—	—	—	(56)	(56)
Segment net loss	$(1,315)	$(691)	$(964)	$(5,284)	$(8,254)
Attributable to non-controlling interests					2,409
Net loss attributable to Fortress					$(5,845)

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including AcqCorpLXII, Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.

Three Months Ended September 30, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Intersegment activity[2]:
Research and development	$—	$63	$63	$(125)	$—
Selling, general and administrative	$—	$63	$63	$(125)	$—

Other Significant Items:
Segment assets	$103,846	$1,530	$14,683	$160,155	$280,215
Stock-based compensation - Research & development	$—	$9	$—	$22	$31
Stock-based compensation - Selling, general and administrative	$1,333	$38	$2	$745	$2,118

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including AcqCorpLXII, Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.
Note 2:	Segment activity consists of MSA fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended September 30, 2025	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Product revenue, net	$17,025	$—	$—	$—	$17,025
Other revenue	606	—	—		606
Net revenue	17,631	—	—	—	17,631

Cost of goods - (excluding amortization of acquired intangible assets)	5,755	—	—	—	5,755
Intangible assets amortization	1,064	—	—	—	1,064
Research and development	287	177	(333)	77	208
Selling, general and administrative	12,054	547	957	3,857	17,415
Total operating expenses	19,160	724	624	3,934	24,442
Loss from operations	(1,529)	(724)	(624)	(3,934)	(6,811)

Interest income	154	34	156	392	736
Interest expense and financing fee	(937)	—	—	(1,805)	(2,742)
Loss on common stock warrant liabilities	—	(2)	—	—	(2)
Other income (expense)	(3)	—	—	17,675	17,672
Total other income (expense)	(786)	32	156	16,262	15,664
Income (loss) before income tax expense	(2,315)	(692)	(468)	12,328	8,853

Income tax expense	—	—	—	26	26
Segment net income (loss)	$(2,315)	$(692)	$(468)	$12,302	$8,827
Attributable to non-controlling interests					(2,977)
Net income attributable to Fortress					$5,850

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Three Months Ended September 30, 2025	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Intersegment activity[2]:
Research and development	$—	$63	$63	$(125)	$—
Selling, general and administrative	$—	$63	$242	$(304)	$—

Other Significant Items:
Change in fair value of equity method investment held by Urica	$—	$—	$—	$15,075	$15,075
Segment assets	$85,191	$3,725	$19,361	$73,131	$181,407
Stock-based compensation - Research & development	$—	$31	$1	$120	$152
Stock-based compensation - Selling, general and administrative	$1,854	$132	$22	$1,037	$3,045

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.
Note 2:	Segment activity consists of MSA fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Product revenue, net	$52,685	$—	$—	$—	$52,685
Other revenue	753	—	—	476	1,229
Net revenue	53,438	—	—	476	53,914

Cost of goods - (excluding amortization of acquired intangible assets)	18,245	—	—	—	18,245
Amortization of acquired intangible assets	3,064	—	—	—	3,064
Research and development	105	659	610	1,649	3,023
Selling, general and administrative	33,590	1,466	2,676	16,787	54,519
Total operating expenses	55,004	2,125	3,286	18,436	78,851
Loss from operations	(1,566)	(2,125)	(3,286)	(17,960)	(24,937)

Interest income	451	48	295	2,652	3,446
Interest expense and financing fee	(2,717)	—	—	(4,625)	(7,342)
Gain on sale of priority review voucher, net of expenses	—	—	—	158,873	158,873
Change in fair value of partner company derivative liability	—	—	—	(7,085)	(7,085)
Gain on common stock warrant liabilities	—	1	—		1
Gain from deconsolidation of subsidiary	—	—	—	186	186
Other income (expense)	(10)	—	—	11,774	11,764
Total other income (expense)	(2,276)	49	295	161,775	159,843
Income (loss) before income tax expense	(3,842)	(2,076)	(2,991)	143,815	134,906

Income tax expense	15	—	—	5,380	5,395
Segment net income (loss)	$(3,857)	$(2,076)	$(2,991)	$138,435	$129,511
Attributable to non-controlling interests					(25,451)
Net income attributable to Fortress					$104,060

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including AcqCorpLXII, Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.

Nine Months Ended September 30, 2026	Journey	Avenue	Mustang	Fortress[1]	Consolidated
Intersegment activity[2]:
Research and development	$—	$188	$188	$(375)	$—
Selling, general and administrative	$—	$188	$188	$(375)	$—
Other Significant Items:
Change in fair value of equity method investment held by Urica	$—	$—	$—	$11,791	$11,791
Segment assets	$103,846	$1,530	$14,683	$160,155	$280,215
Stock-based compensation - Research & development	$—	$38	$—	$51	$89
Stock-based compensation - Selling, general and administrative	$3,759	$131	$45	$2,758	$6,693

Note 1:	Includes Fortress and private subsidiaries primarily funded by Fortress, including AcqCorpLXII, Cellvation, Cyprium, Helocyte, LemmaTx, Oncogenuity and Urica; and intercompany eliminations.
Note 2:	Segment activity consists of MSA fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Product revenue, net	$45,173	$—	$—	$—	$—	$45,173
Other revenue	606	1,404	—	—	—	2,010
Net revenue	45,779	1,404	—	—	—	47,183

Cost of goods - (excluding amortization of acquired intangible assets)	15,484	—	—	—	—	15,484
Intangible assets amortization	3,193	—	—	—	—	3,193
Research and development	326	780	10,775	(1,199)	1,586	12,268
Selling, general and administrative	34,505	2,955	27,263	2,961	13,986	81,670
Total operating expenses	53,508	3,735	38,038	1,762	15,572	112,615
Loss from operations	(7,729)	(2,331)	(38,038)	(1,762)	(15,572)	(65,432)

Interest income	441	96	90	379	842	1,848
Interest expense and financing fee	(2,765)	—	—	—	(5,300)	(8,065)
Gain (loss) on common stock warrant liabilities	—	14	(108)	—	(305)	(399)
Gain from deconsolidation of subsidiary	—	—	—	—	27,127	27,127
Other income (expense)	(71)	—	(3)	—	17,673	17,599
Total other income (expense)	(2,395)	110	(21)	379	40,037	38,110
Income (loss) before income tax expense	(10,124)	(2,221)	(38,059)	(1,383)	24,465	(27,322)

Income tax expense	60	—	—	—	136	196
Segment net income (loss)	$(10,184)	$(2,221)	$(38,059)	$(1,383)	$24,329	$(27,518)
Attributable to non-controlling interests						38,270
Net income attributable to Fortress						$10,752

Note 1:	Checkpoint results for five months ended May 31, 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).
Note 2:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.

Nine Months Ended September 30, 2025	Journey	Avenue	Checkpoint[1]	Mustang	Fortress[2]	Consolidated
Intersegment activity[3]:
Research and development	$—	$188	$—	$125	$(313)	$—
Selling, general and administrative	$—	$242	$261	$519	$(1,022)	$—
Other Significant Items:
Change in fair value of equity method investment held by Urica	$—	$—	$—	$—	$15,075	$15,075
Segment assets	$85,191	$3,725	$—	$19,361	$73,131	$181,407
Stock-based compensation - Research & development	$—	$102	$4,782	$(10)	$1,371	$6,245
Stock-based compensation - Selling, general and administrative	$4,513	$421	$9,315	$116	$5,670	$20,035

Note 1:	Checkpoint results for five months ended May 31, 2025 due to deconsolidation as a result of acquisition by Sun Pharma (see Note 3).
Note 2:	Includes Fortress and private subsidiaries primarily funded by Fortress, including Cellvation, Cyprium, Helocyte, Oncogenuity and Urica; and intercompany eliminations.
Note 3:	Segment activity consists of MSA and equity fees paid by the subsidiaries to Fortress (see Note 15).

FORTRESS BIOTECH, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

17. Revenues from Contracts and Significant Customers

Disaggregation of Net Revenue

Journey has the following actively marketed products: Emrosi, Qbrexza, Amzeeq, Zilxi, Accutane, Exelderm, Targadox, Luxamend, and Eurax. All of Journey’s product revenues are recorded in the U.S.

The table below summarizes the Company’s net revenue for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Emrosi	$9,002	$4,883	$23,329	$9,748
Qbrexza	5,590	7,361	15,732	19,470
Accutane	3,023	2,769	9,694	9,818
Foam franchise products (Amzeeq & Zilxi)	942	1,311	2,933	3,973
Eurax	105	—	225	—
Other / legacy product revenue	263	701	772	2,164
Other revenue	234	606	1,229	2,010
Total net revenue	$19,159	$17,631	$53,914	$47,183

Other revenue for the three months ended September 30, 2026 primarily consists of royalty revenue of $0.2 million recognized by Cyprium related to sales of ZYCUBO (see Note 3).

Other revenue for the nine months ended September 30, 2026 consisted of $0.8 million recognized by Journey related to the Cutia Agreement (see Note 8), including $0.1 million recognized in royalties on sales of Amzeeq by Cutia, and royalty revenue of $0.5 million recognized by Cyprium related to sales of ZYCUBO (see Note 3).

Other revenue for the three and nine months ended September 30, 2025 consisted of revenue recognized by Avenue related to the AJ201 license termination and program transfer (see Note 8) of nil and $1.4 million, respectively, and $0.6 million and $0.6 million recognized by Journey related to the Cutia Agreement (see Note 8), respectively.

Significant Customers

For the three and nine months ended September 30, 2026 and 2025, none of Journey’s dermatology products customers accounted for more than 10% of its total gross product revenue.

At September 30, 2026 and December 31, 2025, none of Journey’s dermatology products customers accounted for more than 10% of its total accounts receivable balance.

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

Income tax expense for the three and nine months ended September 30, 2026 and 2025 is based on the estimated annual effective tax rate, and includes discrete tax impact primarily driven by 2026 federal and state income taxes related to the gain on sale of the PRV. For the three months ended September 30, 2026, the Company is recognizing an income tax benefit of $0.1 million on a pre-tax loss of $8.3 million, resulting in an effective tax rate of 0.7%. The effective rate for the three months ended September 30, 2026 varies from the annual estimated effective tax rate for 2026 due to low quarterly pre-tax losses relative to the expected full year pre-tax book income, driven by the gain on sale of PRV recognized in the three months ended March 31, 2026. For the nine months ended September 30, 2026, the Company is recognizing income tax expense of $5.4 million on pre-tax income of $134.9 million, resulting in an effective tax rate of 4.0%. The Company expects a net deferred tax asset with a full valuation allowance and a 4.1% estimated annual effective tax rate for 2026. For the three and nine months ended September 30, 2025 the Company recognized income tax expense of approximately $26,000 and $0.2 million respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology are generally intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and stock price. Factors that could cause actual results to differ materially from those currently anticipated include those set forth under “Item 1A. Risk Factors” including, in particular, risks relating to:

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

Our subsidiaries and partner companies that are pursuing development and/or commercialization of biopharmaceutical products and product candidates are: Journey Medical Corporation (Nasdaq: DERM, “Journey”), Mustang Bio, Inc. (Nasdaq: MBIO, “Mustang”), Avenue Therapeutics, Inc. (OTCID: ATXI, “Avenue”), Cellvation, Inc. (“Cellvation”), Cyprium Therapeutics, Inc. (“Cyprium”), Helocyte, Inc. (“Helocyte”), LemmaTx, Inc. (“LemmaTx”), Oncogenuity, Inc. (“Oncogenuity”), Urica Therapeutics, Inc. (“Urica”), and FBIO Acquisition Corp. LXII (“AcqCorpLXII”). Checkpoint Therapeutics, Inc. (“Checkpoint”), previously a partner company of ours, was acquired by Sun Pharma in May 2025. Baergic Bio, Inc. (“Baergic”), previously a subsidiary of Avenue, was acquired by Axsome in November 2025.

Recent Events

Revenue Portfolio

●	For the three months ended September 30, 2026 and 2025, net revenue was $19.2 million and $17.6 million, respectively, and is primarily related to the sale of Journey’s marketed products.
●	For the three months ended September 30, 2026, net revenue included $0.2 million in Cyprium’s royalty revenue from ZYCUBO. Other revenue for the three months ended September 30, 2025 consists of revenue recognized by Journey related to Journey’s supply of Amzeeq to Cutia.
●	For the nine months ended September 30, 2026 and 2025, net revenue was $53.9 million and $47.2 million, respectively, and is primarily related to the sale of Journey’s marketed products.
●	For the nine months ended September 30, 2026, net revenue included $0.8 million in royalties related to Journey’s supply of Amzeeq to Cutia, inclusive of $0.1 million in royalties on sales of Amzeeq by Cutia, and $0.5 million in Cyprium’s royalty revenue from sales of ZYCUBO. Other revenue for the nine months ended September 30, 2025 included $1.4 million of revenue recognized by Avenue related to the AJ201 license termination and program transfer, and $0.6 million related to Journey’s supply of Amzeeq to Cutia.

Commercial and Approved Products

Emrosi (Minocycline Hydrochloride Modified Release Capsules, 40 mg, also known as DFD-29, for the treatment of rosacea)

●	In April 2026, our partner company Journey announced that approximately 85% of all commercial lives in the United States have access to Emrosi (Minocycline Hydrochloride Modified Release Capsules, 10mg immediate release and 30mg extended release) after contracting with a third major group purchasing organization.
●	In November 2024, Journey announced that the FDA approved Emrosi for the treatment of inflammatory lesions of rosacea in adults, and Journey subsequently launched Emrosi in March 2025.
●	Emrosi was developed for the treatment of rosacea at our partner company, Journey, in collaboration with DRL.

ZYCUBO (copper histidinate for Menkes disease, formerly known as CUTX-101)

●	On January 13, 2026, we announced the FDA approved ZYCUBO (copper histidinate, also referred to as CUTX-101) for the treatment of Menkes disease in pediatric patients. A priority review voucher (“PRV”) was issued in connection with FDA approval and, pursuant to the transaction with Sentynl, was transferred to Cyprium. On February 22, 2026, Cyprium entered into a definitive asset purchase agreement pursuant to which Cyprium agreed to sell the PRV for $205 million, which was paid upon the closing of the sale as announced on March 30, 2026.
●	In July 2026, the board of directors of Cyprium declared a cash dividend of approximately $118.6 million to its shareholders. Based on the Company’s ownership interest in Cyprium, approximately $95.4 million of the dividend was paid to Fortress with the remaining amount paid to noncontrolling shareholders of Cyprium.
●	Cyprium is eligible to receive up to $128 million in aggregate sales milestones and tiered royalties on net sales of ZYCUBO ranging from 3% to 12.5% on annual net sales. For the three and nine months ended September 30, 2026, Cyprium recognized $0.2 million and $0.5 million, respectively, in royalty revenue on net sales of ZYCUBO.
●	CUTX-101 was sourced by Fortress and was developed by Cyprium until the asset transfer in December 2023.

UNLOXCYT (cosibelimab-ipdl, anti-PD-L1 antibody)

●	In May 2025, our partner company, Checkpoint, was acquired by Sun Pharma for $4.10 per share in cash plus a contingent value right of up to $0.70 per share upon the achievement of EU approval of Checkpoint’s principal drug product candidate. Fortress received $28.0 million, and is eligible to receive up to $4.8 million upon achievement of the milestone provided for in the contingent value right.
●	Sun Pharma pays Fortress a 2.5% royalty on net sales of UNLOXCYT. For the three and nine months ended September 30, 2026, Fortress recognized $0.1 million and $0.2 million, respectively, in royalty income on net sales of UNLOXCYT.

●	On December 13, 2024, Checkpoint received approval from the FDA for UNLOXCYT (cosibelimab-ipdl), for the treatment of metastatic or locally advanced cutaneous squamous cell carcinoma in adults who are not candidates for curative surgery or radiation.
●	Cosibelimab was sourced by Fortress and developed at Checkpoint, which was acquired by Sun Pharma in May 2025.

Late Stage Product Candidates

CAEL-101 (light chain fibril-reactive monoclonal antibody for AL amyloidosis)

●	On October 5, 2021, AstraZeneca acquired Caelum Biosciences, Inc. (“Caelum”), a former subsidiary of Fortress, for an upfront payment of approximately $135 million paid to Caelum shareholders, of which approximately $56.9 million was paid to Fortress. The agreement also provides for additional potential payments to Caelum shareholders totaling up to $295 million, payable upon the achievement of regulatory and commercial milestones. Fortress is eligible to receive 42.4% of all potential milestone payments, which, together with the upfront payment, would total up to approximately $182 million.
●	There are two ongoing global Phase 3 pivotal studies of CAEL-101 (also known as anselamimab) for Mayo Stage IIIa and Mayo Stage IIIb amyloid light-chain amyloidosis (“AL amyloidosis”), known as Cardiac Amyloid Reaching for Extended Survival (“CARES”) (ClinicalTrials.gov identifiers: NCT04512235 and NCT04504825).
●	On July 16, 2025, AstraZeneca announced an update from its CARES Phase 3 clinical program showing that anselamimab did not achieve statistical significance for the primary endpoint compared to placebo in patients with Mayo stages IIIa and IIIb AL amyloidosis. The primary endpoint was defined as a hierarchical combination of time to all-cause mortality (“ACM”) and frequency of cardiovascular hospitalizations (“CVH”). All patients in the clinical program received background standard of care for plasma cell dyscrasia. AstraZeneca stated that anselamimab showed highly clinically meaningful improvement in time to ACM and frequency of CVH in a prespecified subgroup of patients, compared to placebo (although AstraZeneca did not further characterize this subgroup). AstraZeneca also reported that anselamimab was well tolerated, with the majority of events balanced between the anselamimab treatment arm and the placebo arm. AstraZeneca has disclosed that regulatory approval for anselamimab in Japan has been obtained.
●	CAEL-101 was sourced by Fortress and developed by Caelum (founded by Fortress) until the acquisition by AstraZeneca of Caelum in October 2021.

Dotinurad (urate transporter (URAT1) inhibitor for gout)

●	In July 2026, Urica announced that Crystalys Therapeutics, Inc. (“Crystalys”), in which Urica maintains an equity position, closed a $130 million Series B financing to support the late-stage global clinical development and commercialization preparation of dotinurad. After the Series B financing, as of September 30, 2026, Urica holds approximately 9% of Crystalys’ fully-diluted equity.
●	In May 2026, Crystalys announced the first patients were dosed in a randomized, double-blind, placebo-controlled, multicenter Phase 2 trial (ClinicalTrials.gov identifier: the AMETHYST study (NCT07535034)), evaluating dotinurad for the treatment of gout in participants who are intolerant to xanthine oxidase inhibitors or have failed uricase treatment.
●	In October 2025, Urica announced that Crystalys closed a $205 million Series A financing.
●	Also in October 2025, Urica announced the first patients were dosed in two randomized, double-blind, multicenter global Phase 3 trials (ClinicalTrials.gov identifiers: the RUBY study (NCT07089875) and the TOPAZ study (NCT07089888)) evaluating dotinurad for the treatment of gout.
●	In July 2024, Urica entered into an asset purchase agreement, royalty agreement, and related agreements (collectively, the “Transaction Documents”) with Crystalys. Under the Transaction Documents, Urica transferred substantially all intellectual property rights in dotinurad to Crystalys. In return, Crystalys issued to Urica shares of its common stock, granted certain anti-dilution rights, and also granted Urica a secured 3% royalty on future net sales of dotinurad.
●	Dotinurad was approved in Japan in 2020 and has also obtained regulatory approval in China, the Philippines and Thailand.
●	Dotinurad was sourced by Fortress and in development at our Urica subsidiary until the asset was acquired by Crystalys in July 2024.

Triplex (cytomegalovirus vaccine and immunotherapy)

●	Triplex, a potential vaccine and immunotherapy for prevention and control of cytomegalovirus (“CMV”), is currently being studied in multiple ongoing clinical trials, including: a Phase 1/2 trial for CMV control in pediatric recipients of HSCT (NCT03354728); a Phase 1 trial of Triplex in combination with a bi-specific CMV/CD19 CAR T cell therapy for the treatment of non-Hodgkin lymphoma (NCT05432635); a Phase 2 trial for safety and effectiveness in reducing CMV complications in patients previously infected with CMV and undergoing donor hematopoietic cell transplant (NCT02506933); a Phase 1 trial of Triplex in combination with CAR T cell therapy for adults with non-Hodgkin lymphoma (NCT05801913); and a Phase 1 trial of Triplex in combination with an allogeneic anti-CD19-CAR CMV-specific T cell therapy for adults with high-risk acute lymphoblastic leukemia (NCT06735690).
●	Triplex was sourced by Fortress and is currently in development at our subsidiary, Helocyte.

Early Stage Product Candidates

FB-607 (combination therapy for irritable bowel syndrome with diarrhea)

●	In September 2026, AcqCorpLXII, a majority-owned and controlled subsidiary of the Company, entered into a license agreement with Cedars-Sinai Medical Center and other named parties, pursuant to which AcqCorpLXII obtained an exclusive worldwide license to rifaximin combined with N-acetylcysteine, referred to as FB-607 or RNIB21, for indications including irritable bowel syndrome with diarrhea (“IBS-D”).
●	FB-607 is currently being evaluated in a randomized, double-blind, placebo-controlled, multicenter Phase 2 clinical study assessing safety, efficacy and pharmacokinetics in adults with IBS-D (NCT06727422).
●	FB-607 was sourced by Fortress and is currently in development at our subsidiary, AcqCorpLXII.

MB-109 (IL13Rα2-targeted CAR T Cells (MB-101) + HSV-1 oncolytic virus (MB-108))

●	In November 2024, Mustang announced that the FDA granted Orphan Drug Designation to Mustang for MB-108, an HSV-1 oncolytic virus, for the treatment of malignant glioma. In July 2025, we announced that the FDA granted Orphan Drug Designation to Mustang for MB-101 for the treatment of recurrent diffuse and anaplastic astrocytoma (astrocytomas) and glioblastoma.
●	In March 2024, data from the Phase 1 trial evaluating MB-101 IL13Rα2-targeted CAR T-cells in high-grade glioma were published in Nature Medicine. MB-101 was well tolerated, and 50% of patients achieved stable disease or better, with two partial responses and two complete responses in high-grade glioma patients. The two patients who achieved complete response both had high levels of intratumoral CD3+ T-cells pre-therapy (i.e., “hot” tumors), and their responses lasted 7.5 and 66+ months, respectively. In the cohort with dual intratumoral (ICT)/intraventricular (ICV) delivery and an optimized manufacturing process there was a ~70% improvement in median overall survival (10.2 months) compared to the expected survival rate of six months in this patient population.
●	Mustang is currently exploring with COH an investigator-sponsored single-institution trial under the COH IND to treat patients with IL13Rα2+ recurrent GBM and high-grade astrocytoma with MB-109 that could potentially be initiated in the first quarter of 2027.
●	MB-101, MB-108, and MB-109 are currently in development at our partner company, Mustang.

ATX-04 (selective β2-adrenergic agonist for Pompe disease)

●	In February 2026, Avenue entered into a license agreement with Duke University, whereby Avenue obtained an exclusive worldwide license from Duke to certain patents and know-how pertaining to ATX-04 for the treatment of lysosomal storage diseases.
●	Avenue intends to advance ATX-04 through a late-stage clinical development program leveraging existing human safety and efficacy data, with an initial focus on treating Pompe disease as an adjunct to enzyme replacement therapy.
●	ATX-04 is currently in development at our partner company, Avenue.

FB-606 (sarcolemmal membrane stabilizer for Duchenne Muscular Dystrophy)

●	In February 2026, Fortress contributed internally developed intellectual property for FB-606 to LemmaTx, a controlled subsidiary of Fortress, to advance the development of FB-606 as a potential membrane stabilizer for patients with Duchenne muscular dystrophy.
●	FB-606 was sourced by Fortress and is currently in development at our subsidiary company, LemmaTx.

Other Product Candidates

AJ201 (Nrf1 and Nrf2 activator, androgen receptor degradation enhancer)

●	In April 2025, Avenue and AnnJi entered into a License Termination and Program Transfer Agreement, pursuant to which the license agreement and related agreements were terminated and the program was returned to AnnJi, with AnnJi paying $1.6 million net of withholding to Avenue. Avenue is eligible to receive milestone payments, royalties on AJ201, and sublicensing revenue from AnnJi.
●	AJ201 was sourced by Fortress and was previously in development at our partner company, Avenue.

BAER-101 (GABAA α2/3 positive allosteric modulator)

●	In November 2025, Avenue announced it had entered into an agreement for Baergic to be acquired by Axsome Therapeutics, Inc. (“Axsome”), including the global rights to BAER-101 (also known as AZD7325), a novel oral GABAA α2,3 subtype-selective receptor positive allosteric modulator. BAER-101 was originally licensed by Baergic from AstraZeneca AB and will be referred to as AXS-17 by Axsome going forward. Axsome intends to evaluate AXS-17 as a potential treatment for epilepsy.
●	Avenue is eligible to receive approximately 74% of all future payments and royalties payable to the former stockholders of Baergic including development and commercial milestones and a tiered mid-to-high single-digit royalty on potential global net sales of AXS-17.
●	BAER-101 was sourced by Fortress and was in development at Baergic, a majority-owned subsidiary of Avenue, until its sale to Axsome in November 2025.

General Corporate

●	On September 30, 2026, the $50.0 million senior secured credit agreement with Oaktree Fund Administration, LLC (“Oaktree”), as amended, was terminated upon the receipt by Oaktree of a payoff amount of $15.6 million from the Company comprising principal, interest and yield protection premium.
●	In March 2026, the Company and Cyprium announced the closing of the sale of Cyprium’s PRV for $205 million in gross proceeds. In connection with the sale of the PRV, the Company made payments to Oaktree comprising: $14.5 million in principal and $0.1 million in Yield Protection Premium.
●	In February 2026, Fortress entered into a sublease agreement for all of its leased office space in New York, NY expiring in August 2031 concurrent with the base lease. Under the sublease agreement the Company expects to receive approximately $11.9 million in aggregate base rent payments over the term of the sublease. For the three and nine months ended September 30, 2026, the Company recognized sublease income of $0.5 million and $1.2 million, respectively. The Company remains primarily liable for the obligations under the original lease.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2025 other than the following:

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

The following table summarizes the Company’s ownership of the issued and outstanding common and preferred shares in certain consolidated Fortress subsidiaries as of the date indicated:

September 30,
Partner Company/Subsidiary	2026
Avenue (OTCID: ATXI)	13.4%
Cellvation	80.0%
Checkpoint[1]	—%
Cyprium	80.4%
Helocyte	83.8%
Journey (Nasdaq: DERM)	34.9%
LemmaTx	100.0%
Mustang (Nasdaq: MBIO)	8.0%
AcqCorpLXII	70.6%
Oncogenuity	74.4%
Urica	70.4%

Note 1:Checkpoint was acquired in May 2025 by Sun Pharma.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$18,925	$17,025	$1,900	11%
Other revenue	234	606	(372)	(61)%
Net revenue	19,159	17,631	1,528	9%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	5,884	5,755	129	2%
Amortization of acquired intangible assets	969	1,064	(95)	(9)%
Research and development	1,678	208	1,470	707%
Selling, general and administrative	17,821	17,415	406	2%
Total operating expenses	26,352	24,442	1,910	8%
Loss from operations	(7,193)	(6,811)	(382)	6%

Other income (expense)
Interest income	1,295	736	559	76%
Interest expense and financing fee	(2,498)	(2,742)	244	9%
Gain on common stock warrant liabilities	—	(2)	2	100%
Gain from deconsolidation of subsidiary	104	—	104	100%
Other income (expense)	(18)	17,672	(17,690)	(100)%
Total other income (expense)	(1,117)	15,664	(16,781)	(107)%
Income (loss) before income tax expense	(8,310)	8,853	(17,163)	(194)%

Income tax (benefit) expense	(56)	26	(82)	(315)%
Net income (loss)	(8,254)	8,827	(17,081)	(194)%

Attributable to non-controlling interests	2,409	(2,977)	5,386	181%
Net income (loss) attributable to Fortress	$(5,845)	$5,850	$(11,695)	(200)%

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$18,925	$17,025	$1,900	11%
Other revenue	234	606	(372)	(61)%
Net revenue	$19,159	$17,631	$1,528	9%

For the three months ended September 30, 2026, we generated $18.9 million of net product revenue related to the sale of Journey’s branded and generic products as compared to $17.0 million for the three months ended September 30, 2025. The $1.9 million, or 11%, increase is primarily driven by sales of Emrosi in the third quarter of 2026 of $9.0 million compared to $4.9 million in the third quarter of 2025. Journey launched Emrosi in the first quarter of 2025. This increase is partially offset by a decrease in sales of Qbrexza of $1.8 million primarily due to coverage mix and a decrease in sales of Journey’s legacy products of $0.4 million due to continued generic competition.

Other revenue for the three months ended September 30, 2026 of $0.2 million consists of royalties recognized by Cyprium on net sales of ZYCUBO. Other revenue for the three months ended September 30, 2025 of $0.6 million consists of revenue recognized by Journey related to the supply of Amzeeq to Cutia for Cutia’s commercial use.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$5,884	$5,755	$129	2%

We incurred $5.9 million and $5.8 million of costs of goods sold in connection with the sale of Journey’s branded and generic products for the three months ended September 30, 2026 and 2025, respectively. Cost of goods sold increased by $0.1 million, or 2%, period over period driven primarily by an increase in royalty expense from the incremental net revenue recognized for Emrosi during the third quarter of 2026 as compared to the third quarter of 2025.

Amortization of acquired intangible assets

Amortization of acquired intangible assets decreased $0.1 million, or 9%, to $1.0 million for the three months ended September 30, 2026, from $1.1 million for the three months ended September 30, 2025, driven by the completion of amortization on the Accutane intangible asset partially offset by the start of amortization on the Eurax acquired intangible asset during the first quarter of 2026.

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

For the three months ended September 30, 2026 and 2025, R&D expenses were approximately $1.7 million and $0.2 million, respectively, an increase of $1.5 million, or 707%. The table below provides a summary of research and development by entity, for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Research & development
Fortress[1]	$1,207	$77	$1,130	1468%
Avenue	212	177	35	20%
JMC	51	287	(236)	(82)%
Mustang	208	(333)	541	162%
Total research and development expense	$1,678	$208	$1,470	707%

Note 1:	Includes Fortress and private subsidiaries as applicable.

The increase at Fortress in R&D expenses of $1.1 million, or 1468%, is primarily related to license costs of $1.0 million incurred at AcqCorpLXII for the license acquisition of FB-607. The increase in R&D expenses of $0.5 million, or 162%, at Mustang is attributed to the settlement of aged payables in 2025. The decrease at Journey in R&D expenses of $0.2 million, or 82%, is due to a reduction in costs incurred related to Eurax.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - research & development
Fortress[1]	$22	$120	$(98)	(82)%
Avenue	9	31	(22)	(71)%
Mustang	—	1	(1)	(100)%
Total stock-based compensation expense - research and development	$31	$152	$(121)	(80)%

Note 1:	Includes Fortress and private subsidiaries as applicable.

The decrease in stock-based compensation recorded in R&D expense of $0.1 million, or 80%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 is attributed to the vesting of grants in the prior year at both Fortress and Avenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Selling, general & administrative
Fortress[1]	$3,886	$3,857	$29	1%
Avenue	492	547	(55)	(10)%
JMC	12,593	12,054	539	4%
Mustang	850	957	(107)	(11)%
Total selling, general & administrative expense	$17,821	$17,415	$406	2%

Note 1:	Includes Fortress and private subsidiaries as applicable.

For the three months ended September 30, 2026, the increase in selling, general and administrative expenses of $0.4 million, or 2%, is primarily attributable to the increase at Journey of $0.5 million, or 4%, due to the incremental expense of $1.7 million recognized upon the settlement of a dispute with a vendor, offset by a reduction in Emrosi launch costs from the prior period. The decrease at Mustang of $0.1 million, or 11%, is primarily attributed to a $0.2 million decrease in the equity fee to Fortress related to financing activity in the prior year, partially offset by a $0.1 million increase in personnel-related expenses. The decrease at Avenue of $0.1 million, or 10%, was primarily due to a $0.1 million decrease in personnel-related costs.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$745	$1,037	$(292)	(28)%
Avenue	38	132	(94)	(71)%
JMC	1,333	1,854	(521)	(28)%
Mustang	2	22	(20)	(91)%
Total stock-based compensation expense - selling, general and administrative	$2,118	$3,045	$(927)	(30)%

Note 1:	Includes Fortress and private subsidiaries as applicable.

The decrease in stock-based compensation recorded in selling, general and administrative expenses of $0.9 million, or 30%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, is primarily attributed to the decrease at Journey of $0.5 million, or 28%, due to the vesting of grants in the prior year, and the decrease at Fortress of $0.3 million, or 28%, is due to the vesting of grants under the Amended and Restated Long-Term Incentive Program (“LTIP”) in 2025.

Other income (expense)

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Other income (expense)
Interest income	$1,295	$736	$559	76%
Interest expense and financing fee	(2,498)	(2,742)	244	9%
Loss on common stock warrant liabilities	—	(2)	2	100%
Gain from deconsolidation of subsidiary	104	—	104	100%
Other income (expense)	(18)	17,672	(17,690)	(100)%
Total other income (expense)	$(1,117)	$15,664	$(16,781)	(107)%

Total other income decreased $16.8 million, or 107%, from $15.7 million for the three months ended September 30, 2025 to expense of $1.1 million for the three months ended September 30, 2026. Interest expense and financing fees for the three months ended September 30, 2026 includes $1.0 million loss on debt extinguishment related to the payoff of the Oaktree debt (see Note 9 to the unaudited condensed consolidated financial statements). Included in income for the three months ended September 30, 2025 is an increase in the fair value of Urica’s investment in Crystalys of $15.1 million. Interest income increased $0.6 million or 76% for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 due to higher cash balances in the current period.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$52,685	$45,173	$7,512	17%
Other revenue	1,229	2,010	(781)	(39)%
Net revenue	53,914	47,183	6,731	14%

Operating expenses
Cost of goods - (excluding amortization of acquired intangible assets)	18,245	15,484	2,761	18%
Amortization of acquired intangible assets	3,064	3,193	(129)	(4)%
Research and development	3,023	12,268	(9,245)	(75)%
Selling, general and administrative	54,519	81,670	(27,151)	(33)%
Total operating expenses	78,851	112,615	(33,764)	(30)%
Loss from operations	(24,937)	(65,432)	40,495	62%

Other income (expense)
Interest income	3,446	1,848	1,598	86%
Interest expense and financing fee	(7,342)	(8,065)	723	9%
Gain on sale of priority review voucher, net of expenses	158,873	—	158,873	100%
Change in fair value of partner company derivative liability	(7,085)	—	(7,085)	100%
Gain (loss) on common stock warrant liabilities	1	(399)	400	100%
Gain from deconsolidation of subsidiary	186	27,127	(26,941)	(99)%
Other income	11,764	17,599	(5,835)	(33)%
Total other income	159,843	38,110	121,733	319%
Income (loss) before income tax expense	134,906	(27,322)	162,228	594%

Income tax expense	5,395	196	5,199	2653%
Net income (loss)	129,511	(27,518)	157,029	571%

Attributable to non-controlling interests	(25,451)	38,270	(63,721)	(167)%
Net income attributable to Fortress	$104,060	$10,752	$93,308	868%

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Product revenue, net	$52,685	$45,173	$7,512	17%
Other revenue	1,229	2,010	(781)	(39)%
Net revenue	$53,914	$47,183	$6,731	14%

For the nine months ended September 30, 2026 we generated $52.7 million of net product revenue related to the sale of Journey’s branded and generic products as compared to $45.2 million for the nine months ended September 30, 2025. The $7.5 million, or 17%, increase is primarily driven by sales of Emrosi for the nine months ended September 30, 2026 of $23.3 million compared to $9.7 million for the nine months ended September 30, 2025. Journey launched Emrosi in the first quarter of 2025. This is partially offset by a decrease in sales of Qbrexza of $3.7 million primarily due to coverage mix and a decrease in sales of Journey’s legacy products of $1.4 million due to continued generic competition.

Other revenue for the nine months ended September 30, 2026 of $1.2 million consists of $0.8 million recognized by Journey for the supply of Amzeeq to Cutia as well as sales-based royalties on Cutia’s net sales of Amzeeq, in each case pursuant to the Cutia Agreement, and royalties recognized by Cyprium on net sales of ZYCUBO of $0.5 million. Other revenue for the nine months ended September 30, 2025 of $2.0 million consists of revenue recognized by Avenue related to the AJ201 license termination and program transfer of $1.4 million and revenue recognized by Journey related to the supply of Amzeeq to Cutia of $0.6 million.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Cost of goods sold – (excluding amortization of acquired intangible assets)	$18,245	$15,484	$2,761	18%

We incurred $18.2 million and $15.5 million of costs of goods sold in connection with the sale of Journey’s branded and generic products, excluding amortization of acquired intangible assets, for the nine months ended September 30, 2026 and 2025, respectively. Cost of goods sold increased by $2.8 million, or 18%, driven primarily by a $1.3 million non-cash charge related to inventory acquired in the 2021 Qbrexza asset acquisition as well as an increase in product royalties payable driven by the incremental net revenue recognized for Emrosi.

Amortization of acquired intangible assets

Amortization of acquired intangible assets decreased by $0.1 million, or 4%, to $3.1 million for the nine months ended September 30, 2026, from $3.2 million for the nine months ended September 30, 2025, driven by driven by the completion of amortization on the Accutane intangible asset partially offset by the start of amortization on the Eurax acquired intangible asset during the same period.

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

For the nine months ended September 30, 2026 and 2025, R&D expenses were approximately $3.0 million and $12.3 million, respectively, a decrease of $9.2 million, or 75%. The table below provides a summary of research and development by entity, for the periods presented:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2026	2025	$	%
Research & development
Fortress[1]	$1,649	$1,586	$63	4%
Avenue	659	780	(121)	(16)%
Checkpoint[2]	—	10,775	(10,775)	(100)%
Journey	105	326	(221)	(68)%
Mustang	610	(1,199)	1,809	151%
Total research & development expense	$3,023	$12,268	$(9,245)	(75)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

R&D expense at Checkpoint decreased $10.8 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Journey in R&D expenses of $0.2 million, or 68%, is due to a reduction in costs incurred related to Eurax. The increase in R&D expenses of $1.8 million, or 151%, at Mustang is attributed to actions taken in 2025, including $1.4 million in one-time non-cash savings from the settlement of aged payables and the $0.4 million gain recognized on the termination of the Worcester facility lease during the first quarter of 2025, which did not reoccur to similarly offset R&D expense in 2026. The increase at Fortress of $0.1 million, or 4%, is primarily related to the increase at AcqCorpLXII of $1.0 million related to the license acquisition of FB-607, and the increase in R&D expense incurred by LemmaTx related to FB-606 of $0.6 million, partially offset by a decrease in stock compensation of $1.3 million related to fully vested LTIP grants and the increase in MSA income of $0.2 million related to LemmaTx and AcqCorpLXII.

The table below provides a summary by entity of noncash, stock-based compensation expense included in R&D expense for the periods presented:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - research & development
Fortress[1]	$51	$1,371	$(1,320)	(96)%
Avenue	38	102	(64)	(63)%
Checkpoint[2]	—	4,782	(4,782)	(100)%
Mustang	—	(10)	10	100%
Total stock-based compensation expense - research and development	$89	$6,245	$(6,156)	(99)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation recorded in R&D expense of $6.2 million, or 99%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is attributed to the decrease at Checkpoint of $4.8 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease in stock compensation at Fortress of $1.3 million, or 96%, is due to vesting of grants under the LTIP in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, costs required to support the marketing and sales of our commercialized products, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D expenses.

The table below provides a summary by entity of selling, general and administrative expenses for the periods presented:

	Nine Months Ended
	September 30,		Change
($ in thousands)	2026	2025	$	%
Selling, general & administrative
Fortress[1]	$16,787	$13,986	$2,801	20%
Avenue	1,466	2,955	(1,489)	(50)%
Checkpoint[2]	—	27,263	(27,263)	(100)%
Journey	33,590	34,505	(915)	(3)%
Mustang	2,676	2,961	(285)	(10)%
Total selling, general & administrative expense	$54,519	$81,670	$(27,151)	(33)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

For the nine months ended September 30, 2026, the decrease in selling, general and administrative expenses of $27.2 million, or 33%, is primarily attributable to the decrease of $27.3 million, or 100%, at Checkpoint due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma. The decrease at Journey of $0.9 million, or 3%, is due to a reduction in Emrosi launch costs from the prior period, offset by the incremental expense of $1.7 million recognized upon the settlement of a dispute with a vendor. The decrease at Avenue of $1.5 million, or 50%, is primarily due to a decrease of $0.8 million in legal expenses incurred in connection with the AJ201 license termination in 2025 (see Note 8 to the unaudited condensed consolidated financial statements), a $0.5 million decrease in personnel-related costs, a $0.1 million decrease in equity fees to Fortress associated with financing activities in the prior year, and a $0.1 million decrease in consulting costs. The decrease at Mustang of $0.3 million, or 10%, is primarily attributed to a $0.4 million decrease in non-cash stock-based compensation expense, primarily related to the equity fee to Fortress, and a $0.2 million decrease in professional and outside services, partially offset by a $0.3 million increase in personnel-related expenses. The increase of $2.8 million, or 20%, at Fortress is due to increased personnel and severance expenses of $2.5 million, Cyprium’s increased personnel-related expenses of $3.0 million and increased legal expense of $0.5 million, partially offset by decreased stock-based compensation at Fortress of $2.9 million related to fully vested LTIP grants in 2025, and $0.4 million in decreased legal costs associated with the Checkpoint transaction in 2025.

The table below provides a summary by entity of noncash, stock-based compensation expense included in selling, general and administrative expense for the periods presented:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Stock-based compensation - Selling, general and administrative
Fortress[1]	$2,758	$5,670	$(2,912)	(51)%
Avenue	131	421	(290)	(69)%
Checkpoint[2]	—	9,315	(9,315)	(100)%
Journey	3,759	4,513	(754)	(17)%
Mustang	45	116	(71)	(61)%
Total stock-based compensation expense - selling, general and administrative	$6,693	$20,035	$(13,342)	(67)%

Note 1:	Includes Fortress and private subsidiaries as applicable.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The decrease in stock-based compensation recorded in selling, general and administrative expenses of $13.3 million, or 67%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is primarily attributed to the decrease at Checkpoint of $9.3 million, or 100%, due to the deconsolidation of that entity as of May 2025 as a result of its acquisition by Sun Pharma, and the decrease at Fortress of $2.9 million, or 51%, due to the vesting of grants under the LTIP in 2025. The decrease at Journey of $0.8 million, or 17%, is due to grants that fully vested in the comparable prior period.

Other income (expense)

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Other expense
Interest income	$3,446	$1,848	$1,598	86%
Interest expense and financing fee	(7,342)	(8,065)	723	9%
Gain on sale of priority review voucher, net of expenses	158,873	—	158,873	100%
Change in fair value of partner company derivative liability	(7,085)	—	(7,085)	100%
Loss on common stock warrant liabilities	1	(399)	400	100%
Gain from deconsolidation of subsidiary	186	27,127	(26,941)	(99)%
Other income	11,764	17,599	(5,835)	(33)%
Total other income	$159,843	$38,110	$121,733	319%

Total other income increased $121.7 million, or 319%, from income of $38.1 million for the nine months ended September 30, 2025 to income of $159.8 million for the nine months ended September 30, 2026. As a result of Cyprium’s sale of its PRV in March 2026 for $205 million, Cyprium recorded a gain of approximately $158.9 million (see Note 3 to the unaudited condensed consolidated financial statements), and recognized the fair value increase of the embedded derivative liability of $7.1 million associated with the Cyprium perpetual preferred stock redemption due to the PRV sale. We also recognized an increase in the fair value of Urica’s equity interest in Crystalys of $11.8 million for the nine months ended September 30, 2026 (see Note 3 to the unaudited condensed consolidated financial statements), and $0.2 million in UNLOXCYT royalties recognized by Fortress as royalty income (contingent consideration). These gains were partially offset by interest expense and financing fee expenses related to Fortress’ debt outstanding with Oaktree, including $1.0 million loss on the extinguishment of the Oaktree debt, and Journey’s debt outstanding with SWK Funding LLC. The increase in interest income of $1.6 million, or 86%, is due to increased cash balances period over period.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2026, we had an accumulated deficit of $630.0 million, primarily as a result of R&D expenses, and selling, general and administrative expenses.

We fund our operations through cash on hand, the sale of debt and equity securities, third-party financings, out-licensing of drug product and drug product candidates and the sale of subsidiaries and partner companies. At September 30, 2026, we had cash and cash equivalents of $152.2 million, of which $114.1 million relates to Fortress and private subsidiaries primarily funded by Fortress, $14.3 million relates to Mustang, $22.3 million relates to Journey, and $1.5 million relates to Avenue. Restricted cash at September 30, 2026, was $1.2 million, which relates to pledges to secure letters of credit in connection with certain office leases held by Fortress.

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

Stock Offerings and At-The-Market Share Issuances

On May 17, 2024, the Company filed a shelf registration statement (File No. 333-279516) on Form S-3, which was declared effective on May 30, 2024 (the “2024 Shelf”). As of September 30, 2026, $42.1 million of securities were available for sale under the 2024 Shelf, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limit the number of securities that can be sold under registration statements on Form S-3. However, on July 5, 2024, the board of directors paused the payment of dividends on our Series A Preferred Stock until further notice. As a result, the Company is not currently eligible to use Form S-3 and has lost the ability to use the 2024 Shelf. The Company will regain eligibility to use the 2024 Shelf on the date it files its next Annual Report on Form 10-K, so long as it has: (i) by that date, paid all accrued but unpaid dividends at that time and (ii) timely paid all dividends accruing since the end of the fiscal year to which such Form 10-K relates.

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

On January 15, 2026, Journey filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “Journey 2026 S-3”), which was declared effective by the SEC on January 21, 2026. This shelf registration statement covers the offering, issuance and sale by Journey of up to an aggregate of $150.0 million of its common stock, preferred stock, debt securities, warrants, and units. The Journey 2026 S-3 replaces the Journey 2022 S-3. Sales under the Journey 2025 ATM Sales Agreement after the effective date of the Journey 2026 S-3 are made under the Journey 2026 S-3.

Mustang

On May 31, 2024, Mustang filed a shelf registration statement on Form S-3 (File No. 333-279891) (the “Mustang 2024 S-3”), which was declared effective on June 12, 2024. Under the Mustang 2024 S-3, Mustang may sell up to a total of $40.0 million of its securities. As of September 30, 2026, approximately $34.2 million under the Mustang 2024 S-3 remains available for sales of securities, subject to General Instruction I.B.6. of Form S-3, known as the “baby shelf rules,” which limits the amount of securities it can sell under its registration statement on Form S-3 in any 12-month period.

Cyprium

In July 2026, Cyprium declared a cash dividend of approximately $118.6 million, of which approximately $95.4 million was paid to Fortress.

Cash Flows

Components of cash flows from publicly-traded partner companies comprise:

	For the Nine Months Ended September 30, 2026
($ in thousands)	Fortress[1]	Avenue	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$144,825	$(1,335)	$(2,262)	$(2,851)	$138,377
Investing activities	(86)	—	—	—	(86)
Financing activities	(65,842)	—	495	(139)	(65,486)
Net increase (decrease) in cash and cash equivalents and restricted cash	$78,897	$(1,335)	$(1,767)	$(2,990)	$72,805

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.

	For the Nine Months Ended September 30, 2025
($ in thousands)	Fortress[1]	Avenue	Checkpoint[2]	Journey	Mustang	Total
Statement of cash flows data:
Total cash (used in)/provided by:
Operating activities	$10,603	$(979)	$(53,154)	$(6,157)	$(3,546)	$(53,233)
Investing activities	8,956	—	—	—	1,165	10,121
Financing activities	(2,995)	2,094	47,310	10,800	14,526	71,735
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,564	$1,115	$(5,844)	$4,643	$12,145	$28,623

Note 1:	Includes Fortress, non-public subsidiaries and elimination entries.
Note 2:	Checkpoint was deconsolidated as of May 2025 related to the Sun Pharma transaction (see Note 3 to the unaudited condensed consolidated financial statements).

The following table summarizes our consolidated cash flows during the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change
Total cash (used in)/provided by:
Operating activities	$138,377	$(53,233)	$191,610
Investing activities	(86)	10,121	(10,207)
Financing activities	(65,486)	71,735	(137,221)
Net increase (decrease) in cash and cash equivalents and restricted cash	$72,805	$28,623	$44,182

Operating Activities

Net cash provided by operating activities increased $191.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase is due to net income of $129.5 million for the nine months ended September 30, 2026 as compared to the net loss of $27.5 million for the same period in 2025, a decrease in the gain recognized on the deconsolidation of Checkpoint of $26.9 million, and an increase of $13.8 million resulting from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $0.1 million, compared to net cash provided by investing activities for the nine months ended September 30, 2025 of $10.1 million, a decrease of $10.2 million, due to the cash increase in 2025 as a result of the deconsolidation of Checkpoint, and Mustang’s $1.2 million proceeds from the sale of its held-for-sale assets related to the exit of its manufacturing facility in 2025.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $65.5 million, compared to net cash provided by financing activities for the nine months ended September 30, 2025 of $71.7 million, a decrease of $137.2 million. The decrease is attributable to a decrease in proceeds from partner companies’ equity offerings and option and warrant exercises of $61.6 million, an increase in partner company dividends declared and paid of $22.7 million, an increase in the payments made to Oaktree of $24.0 million, and an increase of $14.2 million in payments made for the redemption of partner company preferred shares.

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

During the nine months ended September 30, 2026, there were no material changes in our contractual obligations and commitments, except (i) our lease obligation, as described in our 2025 Form 10-K and (ii) the extinguishment of our debt obligation to Oaktree Fund Administration, LLC being terminated upon full payment in September 2026, resulting in no future payments or obligations, as described in Note 9. On February 10, 2026, the Company became party to a sublease agreement with a third party to sublease all of its leased office space in New York, NY, consisting of approximately 23,000 square feet, under its existing lease with Sage Realty Corporation (the “Landlord”). The Company obtained the Landlord’s consent to the sublease, and the sublease commenced on March 15, 2026. The sublease expires on August 31, 2031.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2026, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

There are no reportable events or material developments with respect to previously disclosed proceedings for the quarter ended September 30, 2026. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings and other actions not deemed material, that are expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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

Even if any of our product candidates are approved, regulatory authorities may approve any such product candidates for fewer or more limited indications than we request, may place limitations on our ability to commercialize products at the intended price points, may grant approval contingent on the product’s performance in costly post-marketing clinical trials, or may approve a label that does not include the claims necessary or desirable for the successful commercialization of that product candidate. The regulatory authority may also require the label to contain warnings, contraindications, or precautions that limit the commercialization of the product. In addition, the Drug Enforcement Administration (“DEA”), or foreign equivalent, may schedule one or more of our product candidates under the Controlled Substances Act (the “CSA”), or its foreign equivalent, which could impede such product’s commercial viability. Any of these scenarios could impact the commercial prospects for one or more of our current or future product candidates.

The extensive regulation to which our product candidates are subject may be costly and time consuming, cause anticipated or unanticipated delays, and/or prevent the receipt of the required approvals for commercialization.

The research and clinical development, testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of any product candidate, including our product candidates, is subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market a product candidate until the FDA approves such product candidate’s Biologics License Application or New Drug Application (“NDA”). The approval process is uncertain, expensive, often spans many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. In addition to significant and expansive clinical testing requirements, our ability to obtain marketing approval for product candidates depends on the results of required non-clinical testing, including the characterization of the manufactured components of our product candidates and validation of our manufacturing processes.

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

If our promotional activities fail to comply with these regulations or guidelines, we may be subject to compliance or enforcement actions, including Warning Letters or Untitled Letters, by these authorities. In addition, our failure to follow FDA laws, regulations and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, request a recall, institute fines, or could result in disgorgement of money, operating restrictions, corrective advertising, injunctions or criminal prosecution, any of which could harm our business.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act (the “FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization in a timely manner, or at all.

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

At September 30, 2026, after giving effect to our repayment in full of the remaining amounts due under our prior facility with Oaktree Fund Administration, LLC and the lenders from time-to-time party to such facility, the total amount of debt outstanding, net of the debt discount, was $25.6 million. If we default on any future debt obligations, the holders of our debt may declare the outstanding amounts immediately payable together with accrued interest, and/or take possession of any pledged collateral. If an event of default occurs, we may be unable to cure it within the applicable cure period, if at all. If the maturity of our future indebtedness is accelerated, we may not have sufficient funds available for repayment and we may be unable to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In addition, future debt obligations may limit our ability to finance future operations, satisfy capital needs, or to engage in, expand or pursue our business activities. Such restrictions may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We have a history of operating losses that is expected to continue, and we are unable to predict the extent of future losses, whether we will be able to sustain current revenues or whether we will ever achieve or sustain profitability.

We continue to generate operating losses in all periods including losses from operations of approximately $24.9 million and $65.4 million for the nine months ended September 30, 2026 and 2025, respectively and $70.2 million and $110.4 million for the years ended December 31, 2025 and 2024, respectively. At September 30, 2026, we had an accumulated deficit of approximately $630.0 million. We expect to make substantial expenditures and incur increasing operating costs and interest expense in the future, and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates and finance investments in certain of our existing and new subsidiaries in accordance with our growth strategy. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity.

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

Our operations have consumed substantial amounts of cash since inception. During the nine months ended September 30, 2026 and 2025, we incurred R&D expenses of approximately $3.0 million and $12.3 million, respectively, and during the years ended December 31, 2025 and 2024, we incurred R&D expenses of approximately $11.9 million and $56.9 million, respectively. We expect to continue to spend significant amounts on our growth strategy. We believe that our current cash and cash equivalents will enable us to continue to fund operations in the normal course of business for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance potential cash needs.

Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned R&D activities, expenditures, acquisitions and growth strategy, increased expenses or other events may affect our need for additional capital in the future and require us to seek additional funding sooner or on different terms than anticipated. In addition, if we are unable to raise additional capital when needed, we might have to delay, curtail or eliminate one or more of our R&D programs and commercialization efforts and potentially change our growth strategy, which would have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our Securities to decline. The terms of our existing debt arrangements have and will continue to inhibit our and our subsidiaries’ abilities to raise capital.

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

We have historically relied in part on sales of our Common Stock to fund our operations. For example, we raised an aggregate of approximately $36.6 million in net proceeds in fiscal years 2023 and 2024 and $1.0 million in net proceeds through the sale of shares of our Common Stock in offerings made under a Form S-3 “shelf” registration statement and $2.6 million from warrant exercises in fiscal year 2025. For the nine months ended September 30, 2026 we raised $1.2 million in net proceeds from warrant exercises. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to file any new shelf registration statements due to non-payment of dividends on our Series A Preferred Stock since July 5, 2024 and because we have not resumed payment of dividends on our Series A Preferred Stock or paid all accumulated dividends, we have lost the ability to use our currently effective “shelf” registration statement on Form S-3. Accordingly, we are only able to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to be a more expensive method of raising additional capital and may be more dilutive to our stockholders relative to using a Form S-3 shelf registration statement.

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

On February 25, 2026, Journey filed a patent infringement lawsuit in the District Court for the District of Delaware against Lupin Limited, Lupin Inc., and Lupin Pharmaceuticals, Inc. (collectively “Lupin”). This lawsuit was filed following receipt of a “paragraph IV certification” notice from Lupin regarding its filing of an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval to engage in the commercial manufacture, use, or sale of a generic version of Emrosi in the U.S. prior to the expiration of certain of Journey’s U.S. patents. The notice alleged that certain of Journey’s patents related to Emrosi, which expire in January 2039, are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of the proposed generic products. Journey intends to vigorously defend its intellectual property. The filing of a lawsuit within 45 days of receipt of Lupin’s paragraph IV notice triggered a stay of FDA approval of Lupin’s ANDA for up to 30 months in accordance with the Hatch-Waxman Act.

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

In addition, because of the sometimes-limited number of third parties who specialize in the development, manufacture and/or supply of our clinical and preclinical materials, particularly in the development and manufacture of gene therapy products, we are often compelled to accept contractual terms that we deem less than desirable, including without limitation as pertains representations and warranties, supply disruptions/failures, covenants and liability/indemnification. Especially as pertains to liability and indemnification provisions, because of the frequent disparities in negotiating leverage, we are often compelled to agree to low caps on counterparty liability and/or indemnification language that could result in outsized liability to us in situations where we have zero or relatively little culpability.

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

To date, we have engaged primarily in intellectual property acquisitions, and evaluative and R&D activities and have not generated any revenues from product sales (except through Journey). We have incurred significant net losses since our inception. As of September 30, 2026, we had an accumulated deficit of approximately $630.0 million, and as of December 31, 2025 and 2024, we had an accumulated deficit of approximately $734.1 million and $740.9 million, respectively. We may need to rely on third parties for activities critical to the product candidate development process, including but not necessarily limited to:

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities or potential liability. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with GLPs as appropriate. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any third party on which we rely fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may refuse to accept such data, or require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP in strict conformity to cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, and could result in financial, legal, business, and reputational harm to us. For example, in 2021, our partner company Journey was the victim of a cybersecurity incident that affected its accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. The details of the incident and its origin were investigated with the assistance of third-party cybersecurity experts working at the direction of legal counsel. The matter was reported to the Federal Bureau of Investigation and does not appear to have compromised any personally identifiable information or protected health information. The federal government was able to trace and seize the fraudulently transferred cryptocurrency associated with the breach. On September 19, 2024, the United States District Court Southern District of New York through the United States Marshals notified the Company that it has recovered and would be returning to the Company a portion of the misappropriated cash, and in December of 2024 Journey received $4.6 million in connection with the recovery of funds related to the cybersecurity incident.

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act (“SOX”), as well as rules subsequently implemented by the SEC, and the rules of the Nasdaq Stock Market. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On October 11, 2026, the Company issued 237,733 shares of its common stock, par value $0.001 per share, to Cedars-Sinai Intellectual Property Company as consideration for an exclusive worldwide license under certain patent rights and technical information relating to rifaximin combined with N-acetylcysteine, also known as FB-607, for the prevention, treatment, diagnosis, detection and monitoring of diseases and conditions in humans and animals, including irritable bowel syndrome with diarrhea. The aggregate value of the consideration received was $0.5 million. The Company received no cash proceeds from the issuance, and no underwriting discounts or commissions were paid.

The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, because the issuance involved a privately negotiated transaction with Cedars-Sinai Medical Center and did not involve a public offering.

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

During the nine months ended September 30, 2026, no dividends were declared by the Board of Directors. At September 30, 2026, the Company had total undeclared dividends of approximately $18.1 million, which represents the cumulated (but undeclared) dividends due to Series A Preferred shareholders on September 30, 2026.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.8

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Fortress Biotech, Inc. dated October 9, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-35366) filed with SEC on October 10, 2023).

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

November 13, 2026	FORTRESS BIOTECH, INC.

	By:	/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D., Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 13, 2026	By:	/s/ David Jin
David Jin, Chief Financial Officer (Principal Financial Officer)